Form 10-Q
period 1999-10-30
SYCAMORE NETWORKS INC
filed 1999-12-13
CIK 1092367

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1999

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934


                 FOR THE TRANSITION PERIOD FROM _____ TO _____

                       COMMISSION FILE NUMBER 333-25853

                            SYCAMORE NETWORKS, INC.
            (Exact name of registrant as specified in its charter)

        Delaware                                           04-3410558
     (State of other jurisdiction                          (I.R.S. Employer
     of incorporation or organization)                   Identification Number)



                              10 Elizabeth Drive
                             Chelmsford, MA 01824
                                (978) 250-2900
    (Address Including Zip Code, and Telephone Number, Including Area Code,
                 of Registrant's Principal Executive Offices)

                                     NONE
             (Former name, former address and former fiscal year,
                         if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
   1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___, and (2) has been subject to such filing requirements for the past 90 days. Yes___ No X .

ALTHOUGH THE REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13
  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, THE REGISTRANT DID NOT BECOME
SUBJECT TO SUCH FILING REQUIREMENTS UNTIL THE REGISTRATION OF CERTAIN SHARES OF
    ITS COMMON STOCK PURSUANT TO A REGISTRATION STATEMENT ON FORM S-1 (THE "REGISTRATION STATEMENT") WHICH WAS DECLARED EFFECTIVE BY THE SECURITIES AND
                   EXCHANGE COMMISSION ON OCTOBER 21, 1999.

The number of shares outstanding of the Registrant's Common Stock as of November 30, 1999 was 78,696,484.

Sycamore Networks, Inc.

Index

Part I.  Financial Information

                                                                       Page No.
Item 1.   Financial Statements and Supplementary Data


          Balance Sheets as of October 30, 1999 and July 31, 1999         3

          Statements of Operations for the three months
          ended October 30, 1999 and October 31, 1998                     4

          Statements of Cash Flows for the three months ended
          October 30, 1999 and October 31, 1998                           5

          Notes to financial statements                                   6

Item 2.   Management's discussion and analysis of financial
          condition and results of operations                             8

Item 3.   Qualitative and quantitative disclosures about market risk     21

Part II   Other Information

Item 1.   Legal Proceedings                                              21

Item 2.   Changes in Securities and Use of Proceeds                      21

Item 3.   Defaults Upon Senior Securities                                22

Item 4.   Submission of Matters to a Vote of Security Holders            22

Item 5.   Other Information                                              22

Item 6.   Exhibits and Reports on Form 8-K                               22

Signature                                                                24

Exhibit Index                                                            25

Part I.  Financial Information

Item 1.

Sycamore Networks, Inc.
(in thousands, except share data)

                                                              October 30,       July 31,
                                                                1999              1999
                                                                ----              ----
Assets
Current assets:
   Cash and cash equivalents                                  $  280,634       $  21,969
   Marketable securities                                          10,196           7,020
   Accounts receivable                                            12,524          11,410
   Inventories                                                     7,568           6,608
   Prepaids and other current assets                               3,015           5,153
                                                              ----------       ---------
Total current assets                                             313,937          52,160

Property and equipment, net                                        7,117           5,288
Other assets                                                         919             464
                                                              ----------       ---------
Total assets                                                  $  321,973       $  57,912
                                                              ==========       =========

Liabilities, Redeemable Convertible Preferred Stock
 and Stockholders' Equity (Deficit)
Current liabilities:
   Current portion of notes payable                           $       --       $   1,097
   Accounts payable                                               10,546           5,750
   Accrued compensation                                              813           1,403
   Accrued warranty                                                  987             453
   Accrued expenses                                                2,042           1,298
   Other current liabilities                                         961           1,709
                                                              ----------       ---------
Total current liabilities                                         15,349          11,710

Notes payable                                                         --           4,054

Commitments and contingencies

Redeemable convertible preferred stock                                --          55,771

Stockholders' equity (deficit):
    Preferred stock, $.01 par value, 5,000,000
    shares authorized; none issued or outstanding                     --              --
    Common stock, $.001 par value; 250,000,000
    shares authorized; 78,696,484 and 23,273,112
    shares issued and outstanding                                     79              23
    Additional paid-in capital                                   385,584          30,826
    Accumulated deficit                                          (25,900)        (20,183)
    Notes receivable                                                (460)           (360)
    Deferred compensation                                        (52,679)        (23,929)
                                                              ----------       ---------
Total stockholders' equity (deficit)                             306,624         (13,623)
                                                              ----------       ---------
Total liabilities, redeemable convertible preferred
 stock and stockholders' equity (deficit)                     $  321,973        $ 57,912
                                                              ==========       =========

   The accompanying notes are an integral part of the financial statements.

Sycamore Networks, Inc.
Statements of Operations
(in thousands, except per share data)

                                                             Three Months Ended
                                                            --------------------
                                                        October 30,       October 31,
                                                          1999               1998
                                                          ----               ----
 Revenues                                                $    19,510       $        -
 Cost of revenues                                             10,340               24
                                                         -----------       ----------
 Gross profit (loss)                                           9,170              (24)

 Operating expenses:
  Research and development                                     7,844              873
  Sales and marketing                                          3,445              179
  General and administrative                                     751               93
  Amortization of stock compensation                           3,289               75
                                                         -----------       ----------
      Total operating expenses                                15,329            1,220

 Loss from operations                                         (6,159)          (1,244)
 Interest income, net                                            442               60
                                                         -----------       ----------
 Net loss                                                $    (5,717)          (1,184)
                                                         ===========       ==========

 Basic and diluted net loss per share                    $     (0.56)      $    (0.39)
 Weighted average shares used in computing
  basic and diluted net loss per share                        10,294            3,009


 Pro forma basic and diluted net loss per share          $     (0.11)      $    (0.05)
 Weighted average shares used in computing pro
  forma basic and diluted net loss per share                  53,420           21,750

The accompanying notes are an integral part of the financial statements.

Sycamore Networks, Inc.
Statements of Cash Flows
(in thousands)

                                                                                 Three months ended
                                                                                 ------------------
                                                                           October 30,              October 31,
                                                                               1999                    1998
                                                                               ----                    ----

Cash flows from operating activities:
   Net loss                                                                  $     (5,717)          $  (1,184)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                                    650                  75
     Amortization of stock compensation                                             3,289                  75
Changes in operating assets and liabilities:
     Accounts receivable                                                           (1,114)                  -
     Inventories                                                                     (960)                  -
     Prepaids and other current assets                                              2,138                (176)
     Accounts payable                                                               4,796                  (6)
     Accrued expenses and other current liabilities                                   (60)                (29)
                                                                             ------------           ---------
Net cash provided by (used in) operating activities                                 3,022              (1,245)
                                                                             ------------           ---------
Cash flows from investing activities:
     Purchases of property and equipment                                           (2,479)               (417)
     Purchases of marketable securities                                            (8,082)                  -
     Maturities of marketable securities                                            4,906                   -
     Increase in other assets                                                        (455)                  -
                                                                             ------------           ---------
Net cash used in investing activities                                              (6,110)               (417)
                                                                             ------------           ---------
Cash flows from financing activities:
     Proceeds from issuance of redeemable convertible preferred stock, net              -               2,525
     Proceeds from issuance of common stock, net                                  266,904                 147
     Proceeds from notes payable                                                        -                 673
     Payments on notes payable                                                     (5,151)                  -
                                                                             ------------           ---------
Net cash provided by financing activities                                         261,753               3,345
                                                                             ------------           ---------
Net increase in cash and cash equivalents                                         258,665               1,683
Cash and cash equivalents, beginning of period                               $     21,969           $   1,197
                                                                             ------------           ---------
Cash and cash equivalents, end of period                                     $    280,634           $   2,880
                                                                             ============           =========

Supplementary non-cash activity:
      Issuance of common stock in exchange for notes receivable              $        100           $       -

The accompanying notes are an integral part of the financial statements.

Sycamore Networks, Inc.
Notes To Financial Statements

1. Description of Business

Sycamore Networks, Inc. ("Sycamore", or the "Company") was incorporated in Delaware on February 17, 1998. Sycamore develops and markets products that transport voice and data traffic over wavelengths of light. Sycamore's products enable service providers to quickly and cost effectively provide bandwidth and create new high-speed data services. To date, Sycamore has principally marketed its products in the United States. Through May 1, 1999, Sycamore was considered to be in the development stage and was principally engaged in research and development, raising capital and building its management team. Sycamore shipped its first product in May 1999. Sycamore operates in one business segment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared by Sycamore and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim periods. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. Results for the interim periods are not necessarily indicative of results for the entire fiscal year. These statements should be read in conjunction with the financial statements and related footnotes included in Sycamore's registration statement Form S-1 filed with the SEC on October 21, 1999 for the year ended July 31, 1999.

3. Net Loss Per Share and Pro Forma Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Common equivalent shares are composed of unvested shares of restricted common stock and the incremental common shares issuable upon the exercise of stock options.

Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of Sycamore's Series A, B, C and D redeemable convertible preferred stock into shares of Sycamore's common stock, effective upon the closing of Sycamore's initial public offering, as if such conversion had occurred at the date of original issuance.

The following table sets forth the computation of basic and diluted net loss per share:

(in thousands, except per share data)                           Three Months        Three Months
                                                                    Ended               Ended
                                                               October 30, 1999    October 31, 1998
                                                               ----------------    ----------------
Numerator:
Net loss                                                          $ (5,717)           $(1,184)
Denominator:

Historical:
Weighted average common shares outstanding                          28,545             10,032
Weighted average common shares outstanding
 subject to repurchase                                             (18,251)            (7,023)
                                                                  --------            -------
Denominator for basic and diluted calculation                       10,294              3,009
                                                                  ========            =======
Basic and diluted net loss per share                              $   (.56)           $  (.39)
                                                                  ========            =======

Pro Forma:

Historical weighted average common shares outstanding               10,294              3,009
Weighted average number of shares assumed
upon conversion of redeemable convertible
preferred stock                                                     43,126             18,741
                                                                  --------            -------
Shares used in computing pro forma basic and
diluted net loss per share                                          53,420             21,750
                                                                  ========            =======

Pro forma basic and diluted net loss per share                    $   (.11)           $  (.05)
                                                                  ========            =======

Options to purchase 4,828,849 and 28,500 shares of common stock at respective average exercise prices of $11.09 and $.02 per share, have not been included in the computation of diluted net loss per share for the three months ended October 30, 1999 and October 31, 1998, respectively, as their effect would have been anti-dilutive.


4. Inventory

Inventory consisted of the following (in thousands):

                                   October 30,            July 31,
                                          1999                1999
                                          ----                ----

Raw materials                           $1,826              $2,164
Work in process                          2,427               3,026
Finished goods                           3,315               1,418
                                        ------              ------
                                        $7,568              $6,608
                                        ======              ======

5. Other Comprehensive Income

Sycamore reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (FAS
130). The comprehensive net loss for the three months ended October 30, 1999 and October 31, 1999 does not differ from the reported net loss.

6. Initial Public Offering

On October 21, 1999, Sycamore completed its initial public offering ("IPO") in which it sold 7,475,000 shares of Common Stock at a price to the public of $38.00 per share. The net proceeds of the IPO, after deducting underwriting discounts and other offering expenses, were approximately $263.0 million. Upon the closing of the IPO, all redeemable convertible preferred Stock (Series A, B, C and D) automatically converted to 47,283,225 shares of Common Stock.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, we wish to caution you that certain matters discussed in this Report on Form 10-Q constitute forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including without limitation those discussed under the caption "Factors That May Effect Future Results" included herein and under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 (No. 333-84635) filed by the Company in connection with
its IPO which became effective October 21, 1999.   Forward-looking statements
include statements regarding the future or the Company's expectations, beliefs, intentions or strategies regarding the future and may be identified by the words "anticipate," "believe," "could," "estimate" "expect," "intend," "may," "should," "will," and "would" and similar expressions. There may be events in the future that could affect these matters.

Overview

Sycamore develops and markets products that transport voice and data traffic over wavelengths of light. Sycamore's products enable service providers to quickly and cost effectively provide bandwidth and create new high-speed data services. From Sycamore's inception in February 1998 through May 1, 1999, Sycamore's operating activities consisted primarily of research and development, product design, development and testing. During this period, Sycamore also staffed and trained its administrative, marketing and sales personnel and began sales and marketing activities. In May 1999, Sycamore began shipping the SN 6000 product and recognized revenues of $11.3 million from shipments of the SN 6000 in the fourth quarter of 1999. Since inception, Sycamore has incurred significant losses, and as of October 30, 1999, had an accumulated deficit of $25.9 million. Sycamore has not achieved profitability on a quarterly or annual basis.

Revenues are currently generated from two products: the SN 6000 and the SN 8000. While Sycamore is developing and plans to introduce future products, there can be no assurance that it will be successful in these efforts.

Results of Operations

Revenues

Revenues for the three months ended October 30, 1999 were $19.5 million (none for the corresponding period in the prior year). Sycamore began shipping the SN 6000 in May 1999. The SN 8000 was first shipped in August 1999. For the three months ended October 30, 1999, one customer accounted for all revenues.

Cost of Revenues

Cost of revenues were $10.3 million for the three months ended October 30, 1999 compared to $24,000 for the same period in fiscal 1999. Sycamore began shipping the SN 6000 in May 1999 and the SN 8000 in August 1999. Cost of revenues includes material costs, costs of manufacturing overhead, the cost of the customer service organization and other period costs.

Research and Development Expenses

Research and development expenses increased $6.9 million to $7.8 million for the three months ended October 30, 1999 compared to $873,000 for the same period in fiscal 1999. The increase in expenses was primarily due to increased costs associated with a significant increase in personnel and personnel-related expenses, an increase in non-recurring engineering costs and an increase in prototype expenses for the design and development of new products as well as enhancements to existing products. Research and development is essential to Sycamore's future success and Sycamore expects that the dollar amounts of research and development expenses to increase in future periods.

Sales and Marketing Expenses

Sales and marketing expenses increased $3.3 million to $3.4 million for the three months ended October 30, 1999 compared to $179,000 for the same period in fiscal 1999. The increase in expenses reflects the hiring of additional sales and marketing personnel, sales based commissions and marketing program costs, including web development, trade shows and product launch activities. Sycamore intends to continue to expand its domestic and international sales force and marketing efforts, and as a result, expects that the dollar amounts of sales and marketing expenses will increase in future periods.

General and Administrative Expenses

General and administrative expenses increased $658,000 to $751,000 for the three months ended October 30, 1999 compared to $93,000 for the same period in fiscal 1999. The increase in expenses reflects the hiring of additional general and administrative personnel and expenses necessary to support increased levels of business activities. Sycamore expects that the dollar amounts of general and administrative expenses will increase in future periods as a result of expansion of business activity and the reporting and other requirements of being a publicly traded company.

Amortization of Stock Compensation

Amortization of stock compensation expense was $3.3 million and $75,000 for the three months ended October 30, 1999 and October 31, 1998, respectively. Amounts for the three months ended October 30, 1999 include $837,000 of compensation expense associated with the grant of options to purchase common stock to non-employees and consultants. For the three months ended October 30, 1999, Sycamore granted 3,182,196 stock options at exercise prices, ranging from $4.00 to $17.50, which were deemed to be below fair market value, and recorded additional deferred compensation expense of approximately $31.2 million related to these grants. Amortization of stock compensation relating to these grants is expected to impact Sycamore's reported results of operations through the first quarter of fiscal 2005.

Interest Income, Net

Interest income, net was $442,000 and $60,000 for the three months ended October 30, 1999 and October 31, 1998, respectively. The increase in interest income reflects higher invested balances and interest earnings on the IPO proceeds, offset by interest payments on the notes payable.

Net Operating Losses and Tax Credit Carryforwards

As of October 30, 1999, Sycamore had approximately $19.0 million of state and federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income. Such net operating loss carryforwards begin to expire in 2004 and 2019, respectively, to the extent that they are not utilized. Sycamore has not recognized any benefit from the future use of loss carryforwards for these periods, or for any other periods, since inception. Management's evaluation of all the available evidence in assessing realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize the tax benefits currently. The net operating loss carryforwards could be limited in future years if there is a significant change in our ownership.

Liquidity and Capital Resources

Prior to its IPO, Sycamore financed its operations primarily through private sales of its capital stock and through borrowings on long-term debt agreements for the purchase of capital equipment. On October 22, 1999, Sycamore completed its IPO in which it sold 7,475,000 shares of Common Stock at a price to the public of $38.00 per share. The net proceeds of the IPO, after deducting underwriting discounts and other offering expenses, were approximately $263.0 million

At October 30, 1999, cash, cash equivalents and marketable securities totaled $290.8 million. Sycamore invests excess funds in short-term money market funds, commercial paper and government and non-government debt securities.

Cash provided by operating activities was $3.0 million for the three months ended October 30, 1999, compared to cash used in operating activities of $1.2 million for the three months ended October 31, 1998. The increase in cash provided by operating activities is primarily due to increases in non-cash charges for amortization of stock compensation and depreciation, accounts payable offset by the increases in net losses, accounts receivables and inventory purchases.

Cash used in investing activities was $6.1 million for the three months ended October 30, 1999, compared to $417,000 for the three months ended October 31, 1998. The increase in net cash used in investing activities reflects increased purchases of property and equipment, primarily for computers and test equipment for our development and manufacturing activities, and increased net purchases of marketable securities.

Cash provided by financing activities was $261.8 million for the three months ended October 30, 1999 and $3.3 million for the three months ended October 31, 1998. The increase in cash provided by financing activities reflects the net proceeds of $263.0 million from Sycamore's IPO and the issuance of common stock from the exercise of stock options, offset by payments of debt obligations.

In December 1998, Sycamore issued an irrevocable stand-by letter of credit for $92,000 for an office facility lease which is collateralized by an U.S. Treasury Bill. The letter of credit is irrevocable and expires in January 2002. In July 1999, Sycamore issued a guaranteed stand-by letter of credit for $4,000,000 for inventory purchases made by a third party manufacturer on behalf of Sycamore which is collateralized by a U.S. Government security. The letter of credit was irrevocable and expired in October 1999.

Sycamore believes that the net proceeds from the IPO, together with Sycamore's current cash, cash equivalents and marketable securities will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Year 2000 Readiness Disclosure

State of Readiness of Sycamore's Products.

Sycamore has designed its products for use in the year 2000 and beyond and Sycamore believes its products are year 2000 complaint. However, Sycamore's products are generally integrated into larger networks involving sophisticated hardware and software products supplied by other vendors. Each of Sycamore's customers' networks involves different combinations of third party products. Sycamore cannot evaluate whether all of these third-party vendor products are year 2000 compliant. Sycamore may face warranty and other claims based on year 2000 problems in other companies' products or based on issues arising from the integration of multiple products within the customer's overall network. Although no such claims have been made against Sycamore, Sycamore may in the future be required to defend its products in legal proceedings which could be expensive regardless of the merits of such claims. In addition, some customers may wait to purchase Sycamore's products until after the year 2000, which may negatively impact Sycamore's revenue.

State of Readiness of Sycamore's Internal Systems.

Sycamore's business may be affected by year 2000 issues related to non-complaint internal systems developed by Sycamore or by third-party vendors. The failure of Sycamore's internal systems to be year 2000 compliant could temporarily prevent Sycamore from processing orders, issuing invoices and developing products and could require Sycamore to devote significant resources to correct such problems. Sycamore has substantially completed the year 2000 testing and conversion of its material internal systems and is not currently aware of any year 2000 problem relating to any of such systems. Sycamore's material third-party vendors have stated that they are, or expect to be, year 2000 complaint in a timely manner. Sycamore cannot independently verify the Year 2000 compliance of its third party vendors. Sycamore's internal operations and business are also dependent upon the computer-controlled systems of third parties such as Sycamore's manufacturers, suppliers, customers and other service providers. Sycamore believes that absent a systemic failure outside Sycamore's control, such as a prolonged loss of electrical or telephone service, year 2000 problems of third parties such as manufacturers, suppliers, customers and service providers will not have a material impact on Sycamore's operations. However, due to the uncertainty as to the year 2000 readiness of Sycamore's manufacturer's, suppliers, customers and other service providers, Sycamore is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on Sycamore's business, results of operations or financial condition.

Risks

If Sycamore's manufacturers, suppliers, vendors, partners, customers and service providers fail to correct their year 2000 problems, these failures could result in an interruption in, or a failure of, Sycamore's normal business activities or operations. If a year 2000 problem occurs, it may be difficult to determine which party's products have caused the problem. These failures could interrupt Sycamore's operations and damage Sycamore's relationships with Sycamore's customers. Due to the general uncertainty inherent in the year 2000 problem resulting from the readiness of third-party manufacturers, suppliers and vendors, Sycamore is unable to determine at this time whether year 2000 failures could harm Sycamore's business, results of operations or financial condition. Sycamore's customers' purchasing plans could be affected by year 2000 issues if they need to expend significant resources to fix their existing internal systems to become year 2000 compliant. This situation may reduce funds available to purchase Sycamore's products.

In addition, in the event that a significant number of Sycamore's customers experience year 2000-related problems, whether or not due to Sycamore's products, demand for technical support and assistance may increase substantially. In such case, Sycamore's cost for providing technical support may rise and the quality of such technical support and Sycamore's ability to manage incoming requests may be impaired.

To date, Sycamore has not incurred material expense associated with its efforts to become year 2000 compliant and does not anticipate that any future costs in connection with Sycamore's year 2000 remediation efforts will be material. Sycamore has developed contingency plans to be implemented if its efforts to identify and correct Year 2000 problems affecting our internal systems are not effective. Sycamore's implementation of any contingency plan could have an adverse effect on its business, results of operations or financial condition.

Factors That May Effect Future Results

Sycamore Expects That Substantially All Of its Revenues Will Be Generated From A Limited Number Of Customers And Sycamore's Revenues Will Not Grow If It Does Not Successfully Sell Products To These Customers

Sycamore currently has a limited number of customers, one of whom, Williams Communications, is significant. Williams is not contractually committed to purchase any minimum quantities of products from us. Sycamore expects that in the foreseeable future substantially all of our revenues will continue to depend on sales of intelligent optical networking products to Williams and a limited number of potential new customers. The rate at which Sycamore's current and prospective customers purchase products from us will depend, in part, on their success in selling communications services based on these products to their own customers. Any failure of current or prospective customers to purchase products from Sycamore for any reason, including any determination not to install our products in their networks or a downturn in their business, would seriously harm Sycamore's financial condition or results of its operations.

Sycamore Has Been In Business For A Short Period Of Time And The Basis For Evaluating Sycamore Is Limited

Sycamore was founded in February 1998 and shipped its first intelligent optical networking product in May 1999. Sycamore has limited meaningful historical financial data upon which to base projected revenues and planned operating expenses and upon which investors may evaluate Sycamore and its prospects. In addition, Sycamore's operating expenses are largely based on anticipated revenue trends and a high percentage of Sycamore's expenses are and will continue to be fixed. Investors should consider the risks and difficulties frequently encountered by companies like Sycamore in a new and rapidly evolving market. Sycamore's ability to sell products, and the level of success, if any, Sycamore achieves, depends, among other things, on the level of demand for intelligent optical networking products, which is a new and rapidly evolving market.

Any Failure Of Sycamore To Increase Revenues Would Prevent Sycamore From Achieving And Maintaining Profitability

Sycamore has incurred significant losses since inception and expects to continue to incur losses in the future. As of October 30, 1999, Sycamore had an accumulated deficit of $25.9 million. Sycamore has not achieved profitability on a quarterly or annual basis, and Sycamore anticipates that it will continue to incur net losses. There can be no assurances that Sycamore's revenues will grow or that Sycamore will generate sufficient revenues to achieve or sustain profitability. Sycamore has large fixed expenses and expects to continue to incur significant and increasing sales and marketing, product development, administrative and other expenses. As a result, Sycamore will need to generate significantly higher revenues to achieve and maintain profitability.

Sycamore Is Entirely Dependent On Its Line Of Intelligent Optical Networking Products And Sycamore's Future Revenue Depends On Their Commercial Success

Sycamore's future growth depends on the commercial success of its line of intelligent optical networking products. To date, Sycamore's SN 6000 Intelligent Optical Transport product and SN 8000 Optical Add/Drop product are the only products that have been shipped to customers. Sycamore intends to develop and introduce new products and enhancements to existing products in the future. There can be no assurances that Sycamore will be successful in completing the development or introduction of these products. Failure of current or planned products to operate as expected could delay or prevent their adoption. If Sycamore's target customers do not adopt, purchase and successfully deploy Sycamore's current and planned products, Sycamore's revenues will not grow significantly.

Because Sycamore's Products Are Complex And Are Deployed In Complex Environments, They May Have Errors Or Defects That Are Found Only After Full Deployment, Which Could Seriously Harm Sycamore's Business

Sycamore's intelligent optical networking products are complex and are designed to be deployed in large and complex networks. Because of the nature of the products, they can only be fully tested when completely deployed in very large networks with high amounts of traffic. Sycamore's customers may discover errors or defects in the hardware or the software, or the product may not operate as expected, after it has been fully deployed. If Sycamore is unable to fix errors or other problems that may be identified in full deployment, Sycamore could experience:

   .  loss of or delay in revenues and loss of market share;

   .  loss of customers;

   .  failure to attract new customers or achieve market acceptance;

   .  diversion of development resources;

   .  increased service and warranty costs;

   .  legal actions by our customers; and

   .  increased insurance costs.

The Long And Variable Sales Cycles For Sycamore's Products May Cause Revenues And Operating Results To Vary Significantly From Quarter To Quarter

A customer's decision to purchase Sycamore's intelligent optical networking products involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. As a result, Sycamore's sales cycle is likely to be lengthy. Throughout the sales cycle, Sycamore spends considerable time and expense educating and providing information to prospective customers about the use and features of our products. Even after making a decision to purchase, Sycamore believes that its customers will deploy the products slowly and deliberately. Timing of deployment can vary widely and depends on the skills of the customer, the size of the network deployment, the complexity of the customer's network environment and the degree of hardware and software configuration necessary. Customers with significant or complex networks usually expand their networks in large increments on a periodic basis. Accordingly, Sycamore may receive purchase orders for significant dollar amounts on an irregular and unpredictable basis. Because of Sycamore's limited operating history and the nature of its business, Sycamore cannot predict these sales and deployment cycles. The long sales cycles, as well as Sycamore's expectation that customers will tend to sporadically place large orders with short lead times, may cause Sycamore's revenues and results of operations to vary significantly and unexpectedly from quarter to quarter.

Sycamore May Not Be Successful If Its Customer Base Does Not Grow
Sycamore's future success will depend on attracting additional customers. The growth of Sycamore's customer base could be adversely affected by:

   . customer unwillingness to implement Sycamore's new optical networking architecture;

   . any delays or difficulties that Sycamore may incur in completing the development and introduction of our planned products or products enhancements;

   .  new product introductions by our competitors;
   .  any failure of Sycamore's products to perform as expected; or

   . any difficulty Sycamore may incur in meeting customers' delivery requirements.

The Intelligent Optical Networking Market Is New And Sycamore's Business Will Suffer If It Does Not Develop As Expected
The market for intelligent optical networking products is new. There can be no assurances that a viable market for our products will develop or be sustainable. If this market does not develop, or develops more slowly than Sycamore expects, Sycamore's business, results of operations and financial condition would be seriously harmed.


If Sycamore Does Not Respond Rapidly To Technological Changes, Sycamore's Products Could Become Obsolete

The market for intelligent optical networking products is likely to be characterized by rapid technological change, frequent new product introductions and changes in customer requirements. Sycamore may be unable to respond quickly or effectively to these developments. Sycamore may experience design, manufacturing, marketing and other difficulties that could delay or prevent Sycamore's development, introduction or marketing of new products and enhancements. The introduction of new products by competitors, market acceptance of products based on new or alternative technologies or the emergence of new industry standards, could render Sycamore's existing or future products obsolete. In developing Sycamore's products, Sycamore has made, and will continue to make, assumptions about the standards that may be adopted by its customers and competitors. If the standards adopted are different from those which Sycamore have chosen to support, market acceptance of our products may be significantly reduced or delayed and our business will be seriously harmed. In addition, the introduction of products incorporating new technologies and the emergence of new industry standards could render Sycamore's existing products obsolete. In addition, in order to introduce products incorporating new technologies and new industry standards, Sycamore must be able to gain access to the latest technologies of its customers, its suppliers and other network vendors. Any failure to gain access to the latest technologies could impair the competitiveness of Sycamore's products.

Customer Requirements Are Likely To Evolve, And Sycamore Will Not Retain Customers or Attract New Customers If Sycamore Does Not Anticipate And Meet Specific Customer Requirements

Sycamore's current and prospective customers may require product features and capabilities that its current products do not have. To achieve market acceptance for Sycamore's products, Sycamore must effectively and timely anticipate and adapt to customer requirements and offer products and services that meet customer demands. Any failure of Sycamore to develop products or offer services that satisfy customer requirements would seriously harm Sycamore's ability to increase demand for its products. Sycamore intends to continue to invest in product and technology development. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends. Sycamore may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that Sycamore manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. Sycamore's inability to effectively manage this transition would cause Sycamore to lose current and prospective customers.

Sycamore's Market Is Highly Competitive, And Sycamore's Failure To Compete Successfully Would Limit Its Ability to Increase Market Share

Competition in the public network infrastructure market is intense. This market has historically been dominated by large companies, such as Lucent Technologies, Nortel Networks, Cisco Systems and Ciena Corporation, and. Sycamore may face competition from other large telecommunications companies who may enter its market. In addition, a number of private companies have announced plans for new products to address the same network problems which our products address. Many of Sycamore's current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial, and other resources, including vendor-sponsored financing programs. Moreover, Sycamore's competitors may foresee the course of market developments more accurately and could in the future develop new technologies that compete with Sycamore's products or even render those products obsolete. Due to the rapidly evolving markets in which Sycamore competes, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition.

In order to compete effectively, Sycamore must deliver products that:

         . provide extremely high network reliability;

         . scale easily and efficiently with minimum disruption to the network;

         . interoperate with existing network designs and equipment vendors;

         . reduce the complexity of the network by decreasing the need for overlapping equipment;

         . provide effective network management; and

         . provide a cost-effective solution for service providers.

In addition, Sycamore believes that a knowledge of the infrastructure requirements applicable to service providers, experience in working with service providers to develop new services for their customers, and an ability to provide vendor-sponsored financing are important competitive factors in our market. Sycamore has limited ability to provide vendor-sponsored financing and this may influence the purchasing decision of prospective customers, who may decide to purchase products from one of our competitors who are better equipped to provide such financing. If Sycamore is unable to compete successfully against its current and future competitors, Sycamore could experience price reductions, order cancellations and reduced gross margins, any one of which could materially and adversely affect Sycamore's business, results of operations and financial condition.

Sycamore Is Likely To Face Difficulties In Obtaining And Retaining Customers If Sycamore Does Not Expand Its Sales Organization And Its Customer Service And Support Operations

Sycamore's products and services require a sophisticated sales effort targeted at a limited number of key individuals within its prospective customers' organizations. This effort requires specialized sales personnel and consulting engineers. Sycamore is in the process of building its direct sales force and plans to hire additional qualified sales personnel and consulting engineers. Competition for these individuals is intense, and Sycamore might not be able to hire the kind and number of sales personnel and consulting engineers required to be successful. In addition, Sycamore believes that its future success is dependent upon Sycamore's ability to establish successful relationships with a variety of distribution partners. If Sycamore is unable to expand its direct sales operations, or establish and expand an indirect sales channel, Sycamore may not be able to increase market awareness or sales of its products, which may prevent Sycamore from achieving and maintaining profitability. Sycamore currently has a small customer service and support organization and will need to increase staff to support new customers. The support of Sycamore's products requires highly trained customer service and support personnel. Hiring customer service and support personnel is very competitive in Sycamore's industry because there are a limited number of people available with the necessary technical skills and understanding of Sycamore's market. Once Sycamore hires such personnel, they may require extensive training in Sycamore's intelligent optical networking products. If Sycamore is unable to expand its customer service and support organization and train them rapidly, Sycamore may not be able to increase sales of its products.

Sycamore Depends Upon Contract Manufacturers And Any Disruption In These Relationships May Cause Sycamore To Fail To Meet The Demands Of Its Customers And Damage Its Customer Relationships

Sycamore relies on a small number of contract manufacturers to manufacture its products in accordance with Sycamore's specifications, and to fill orders on a timely basis. Celestica, Inc. provides comprehensive manufacturing services, including assembly, test, control and shipment to our customers, and procures material on Sycamore's behalf. Sycamore may not be able to effectively manage its relationship with Celestica, and Celestica may not meet Sycamore's future requirements for timely delivery. Each of Sycamore's contract manufacturers also builds products for other companies, and there can be no assurances that they will always have sufficient quantities of inventory available to fill orders placed by Sycamore's customers, or that they will allocate their internal resources to fill these orders on a timely basis. Sycamore does not have long-term supply contracts with these manufacturers. Sycamore does not have internal manufacturing capabilities. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming and could result in a significant interruption in the supply of Sycamore's products. If Sycamore is required or chooses to change contract manufacturers, this could result in a loss of revenue and damage to customer relationships.

Sycamore Relies On Single Sources For Supply Of Certain Components And Sycamore's Business May Be Seriously Harmed If Its Supply Of Any Of These and Other Components Is Disrupted

Sycamore currently purchases several key components, including commercial digital signal processors, RISC processors, field programmable gate arrays, SONET transceivers and erbium doped fiber amplifiers, from single or limited sources. Sycamore purchases each of these components on a purchase order basis and has no long-term contracts for these components. Although Sycamore believes that there are alternative sources for each of these components, in the event of a disruption in supply, Sycamore may not be able to develop an alternate source in a timely manner or at favorable prices. Such a failure could hurt Sycamore's ability to deliver its products to its customers and negatively affect Sycamore's operating margins. In addition, Sycamore's reliance on its suppliers exposes Sycamore to potential supplier production difficulties or quality variations. Any such disruption in supply would seriously impact future sales and revenue. Further, the optical component industry is expanding rapidly and manufacturers of optical components may be unable to meet the unpredictable and growing demand for components. Because optical components are integrated into Sycamore's products, a shortage or decrease in supply would seriously impact future sales and revenue.

The Unpredictability Of Sycamore's Quarterly Results May Adversely Affect The Trading Price Of Sycamore's Common Stock

Sycamore's revenues and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of Sycamore's control and any of which may cause Sycamore's stock price to fluctuate. The primary factors that may affect Sycamore include the following:

     . fluctuation in demand for intelligent optical networking products;

     . the timing and size of sales of Sycamore's products;

     . the length and variability of the sales cycle for Sycamore's products;

     . the timing of recognizing revenue and deferred revenue;

     . new product introductions and enhancements by Sycamore's competitors and ourselves;

     . changes in Sycamore's pricing policies or the pricing policies of Sycamore's competitors;

     . Sycamore's ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;

     . Sycamore's ability to obtain sufficient supplies of sole or limited source components;

     . increases in the prices of the components Sycamore purchases;

     . Sycamore's ability to attain and maintain production volumes and quality levels for Sycamore's products;

     . the timing and level of prototype expenses;

     . costs related to acquisitions of technology or businesses; and

     . general economic conditions as well as those specific to the telecommunications, Internet and related industries.

Sycamore plans to increase significantly its operating expenses to fund greater levels of research and development, expand its sales and marketing operations, broaden its customer support capabilities and develop new distribution channels. Sycamore also plans to expand its general and administrative capabilities to address the increased reporting and other administrative demands which will result from the increasing size of Sycamore's business. Sycamore's operating expenses are largely based on anticipated organizational growth and revenue trends and a high percentage of Sycamore's expenses are, and will continue to be, fixed. As a result, a delay in generating or recognizing revenue for the reasons set forth above, or for any other reason, could cause significant variations in Sycamore's operating results from quarter to quarter and could result in substantial operating losses. Due to the foregoing factors, Sycamore believes that quarter-to-quarter comparisons of our operating results are not a good indication of Sycamore's future performance. Readers should not rely on our results or growth for one quarter as any indication of our future performance. It is likely that in some future quarters, our operating results may be below the expectations of public market analysts, investors and stockholders. In this event, the price of our common stock could decrease.

If Sycamore's Products Do Not Interoperate With Customers' Networks, Installations Will Be Delayed Or Cancelled And Could Result In Substantial Product Returns, Which Could Seriously Harm Sycamore's Business

Many of Sycamore's customers will require that its products be designed to interface with their existing networks, each of which may have different specifications and utilize multiple protocol standards. Sycamore's customers' networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Sycamore's products must interoperate with all of the products within these networks as well as future products in order to meet customers' requirements. The requirement that Sycamore modify product design in order to achieve a sale may result in a longer sales cycle, increased research and development expense, and reduced margins on Sycamore's products. If Sycamore finds errors in the existing software used in customers' networks, Sycamore would have to modify its products to fix or overcome these errors so that Sycamore's products will interoperate and scale with the existing software and hardware. If Sycamore's products do not interoperate with those of its customers' networks, installations could be delayed, orders for products could be cancelled or products could be returned. This would also seriously harm Sycamore's reputation, all of which could seriously harm Sycamore's business and prospects.

Undetected Software Or Hardware Errors And Problems Arising From Use Of Sycamore's Products In Conjunction With Other Vendors' Products Could Result In Delays or Loss of Market Acceptance of Sycamore's Products

Networking products frequently contain undetected software or hardware errors when first introduced or as new versions are released. Sycamore expects that errors will be found from time to time in new or enhanced products after Sycamore begins commercial shipments. In addition, service providers typically use Sycamore's products in conjunction with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause Sycamore to incur significant warranty, support and repair costs, divert the attention of Sycamore's engineering personnel from product development efforts and cause significant customer relations problems. The occurrence of these problems could result in the delay or loss of market acceptance of Sycamore's products and would likely have a material adverse effect on Sycamore's business, results of operations and financial condition. Defects, integration issues or other performance problems in our products could result in financial or other damages to Sycamore's customers or could damage market acceptance for Sycamore's products. Sycamore's customers could also seek damages for losses from Sycamore. A product liability claim brought against Sycamore, even if unsuccessful, would likely be time consuming and costly.

Sycamore's Failure To Establish And Maintain Key Customer Relationships May Result In Delays In Introducing New Products Or Cause Customers To Forego Purchasing Its Products

Sycamore's future success will also depend upon Sycamore's ability to develop and manage key customer relationships in order to introduce a variety of new products and product enhancements that address the increasingly sophisticated needs of Sycamore's customers. Sycamore's failure to establish and maintain these customer relationships may adversely affect Sycamore's ability to develop new products and product enhancements. In addition, Sycamore may experience delays in releasing new products and product enhancements in the future. Material delays in introducing new products and enhancements or Sycamore's inability to introduce competitive new products may cause customers to forego purchases of Sycamore's products and purchase those of Sycamore's competitors, which could seriously harm Sycamore's business.

Sycamore's Failure To Continually Improve Its Internal Controls And Systems, And Hire Needed Personnel, Could Impair Future Growth

Sycamore has expanded its operations rapidly since inception. Sycamore continues to increase the scope of its operations and have grown headcount substantially. For example, at January 31, 1999, Sycamore had a total of 48 employees and at October 30, 1999 had a total of 228 employees. In addition, Sycamore plans to continue to hire a significant number of employees this fiscal year. Sycamore's growth has placed, and anticipated growth will continue to place, a significant strain on Sycamore's management systems and resources. Sycamore's ability to successfully offer its products and implement its business plan in a rapidly evolving market requires an effective planning and management process. Sycamore expects that it will need to continue to improve financial, managerial and manufacturing controls and reporting systems, and will need to continue to expand, train and manage its work force worldwide. Sycamore may not be able to implement adequate control systems in an efficient and timely manner. Competition for highly skilled personnel is intense, especially in the New England area. Any failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could impair Sycamore's growth.

Sycamore Depends On Its Key Personnel To Manage Its Business Effectively In A Rapidly Changing Market And If Sycamore Is Unable To Retain Its Key Employees, Sycamore's Ability To Compete Could Be Harmed

Sycamore's future success depends upon the continued services of Sycamore's executive officers and other key engineering, sales, marketing and support personnel, who have critical industry experience and relationships that Sycamore relies on to implement its business plan. None of Sycamore's officers or key employees is bound by an employment agreement for any specific term. We do not have "key person" life insurance policies covering any of our employees. The loss of the services of any of Sycamore's key employees could delay the development and introduction of, and negatively impact Sycamore's ability to sell, Sycamore's products.

If Sycamore Becomes Subject To Unfair Hiring Claims Sycamore Could Incur Substantial Defense Costs

Companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. There can be no assurances that Sycamore will not receive claims of this kind or other claims relating to Sycamore's employees in the future as it seeks to hire qualified personnel or that those claims will not result in material litigation. Sycamore could incur substantial costs in defending itself or its employees against such claims, regardless of their merits. In addition, defending itself from such claims could divert the attention of Sycamore's management away from Sycamore's operations. One of Sycamore's non-officer sales employees has been sued by a former employer which has alleged, among other things, that the employee improperly disclosed confidential information of the former employer regarding its business dealings with Sycamore's customer. Although Sycamore is not a party to the lawsuit, Sycamore has chosen to assume the costs of defending this lawsuit.

Sycamore's Ability To Compete Could Be Jeopardized If Sycamore Is Unable To Protect Its Intellectual Property Rights From Third-Party Challenges

Sycamore relies on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Sycamore also enters into confidentiality or license agreements with our employees, consultants and corporate partners, and controls access to and distribution of our software, documentation and other proprietary information. Despite Sycamore's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use Sycamore's products or technology. Monitoring unauthorized use of Sycamore's products is difficult and Sycamore cannot be certain that the steps Sycamore has taken will prevent unauthorized use of Sycamore's technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States. If competitors are able to use Sycamore's technology, Sycamore's ability to compete effectively could be harmed.

If Necessary Licenses Of Third-Party Technology Are Not Available To Sycamore Or Are Very Expensive, Sycamore's Products Could Become Obsolete

From time to time Sycamore may be required to license technology from third parties to develop new products or product enhancements. There can be no assurances that third party licenses will be available to Sycamore on commercially reasonable terms, if at all. The inability to obtain any third-party license required to develop new products and product enhancements could require Sycamore to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could seriously harm the competitiveness of Sycamore's products.

Sycamore Could Become Subject To Litigation Regarding Intellectual Property Rights, Which Could Seriously Harm Sycamore's Business And Require Sycamore To Incur Significant Costs

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Although Sycamore has not been involved in any intellectual property litigation, Sycamore may be a party to litigation in the future to protect Sycamore's intellectual property or as a result of an allegation that Sycamore infringes others' intellectual property. Any parties asserting that Sycamore's products infringe upon their proprietary rights would force Sycamore to defend itself and possibly Sycamore's customers or manufacturers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject Sycamore to significant liability for damages and invalidation of Sycamore's proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force Sycamore to do one or more of the following:

     . stop selling, incorporating or using Sycamore's products that use the challenged intellectual property;

     . obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

     . redesign those products that use such technology.

If Sycamore is forced to take any of the foregoing actions, Sycamore's business may be seriously harmed.

Sycamore May Face Risks Associated With Its International Expansion That Could Impair Sycamore's Ability To Grow Revenues Abroad

Sycamore intends to expand into international markets. This expansion will require significant management attention and financial resources to develop successfully direct and indirect international sales and support channels. Sycamore may not be able to develop international market demand for its products. Sycamore has limited experience in marketing and distributing its products internationally and to do so, Sycamore expects that it will need to develop versions of Sycamore's products that comply with local standards. In addition, international operations are subject to other inherent risks, including:

     . greater difficulty in accounts receivable collection and longer collection periods;

     . difficulties and costs of staffing and managing foreign operations;

     . the impact of recessions in economies outside the United States;

     . unexpected changes in regulatory requirements;

     . certification requirements;

     . currency fluctuations;

     . reduced protection for intellectual property rights in some countries;

     . potentially adverse tax consequences; and

     . political and economic instability.

Sycamore Faces A Number Of Unknown Risks Associated With Year 2000 Problems That Could Result In Claims Against Sycamore Or Impair The Use Of Sycamore's Products By Customers

The year 2000 computer issue creates a variety of risks for Sycamore. The year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The risks involve:

     . potential warranty or other claims by Sycamore's customers;

     . errors in systems Sycamore uses to run its business;

     . errors in systems used by Sycamore's suppliers;

     . errors in systems used by Sycamore's customers; and

     . potential reduced spending by other companies on intelligent optical network products as a result of significant spending on year 2000 remediation.

Sycamore has designed its products for use in the year 2000 and beyond and believes they are year 2000 compliant. However, Sycamore's products are generally integrated into larger networks involving sophisticated hardware and software products supplied by other vendors. Each of Sycamore's customers' networks involves different combinations of third party products. Sycamore cannot evaluate whether all of their products are year 2000 compliant. Sycamore may face claims based on year 2000 problems in other companies' products or based on issues arising from the integration of multiple products within the overall network. Although no year 2000 claims have been made against Sycamore, Sycamore may in the future be required to defend its products in legal proceedings which could be expensive regardless of the merits of these claims. If Sycamore's suppliers, vendors, major distributors, partners, customers and service providers fail to correct their year 2000 problems, these failures could result in an interruption in, or a failure of, Sycamore's normal business activities or operations. If a year 2000 problem occurs, it may be difficult to determine which party's products have caused the problem. These failures could interrupt Sycamore's operations and damage Sycamore's relationships with customers. Due to the general uncertainty inherent in the year 2000 problem resulting from the readiness of third-party suppliers and vendors, Sycamore is unable to determine at this time whether third party year 2000 failures could harm Sycamore's business and our financial results. Sycamore's current and prospective customers' purchasing plans could be affected by year 2000 issues if they need to expend significant resources to fix their existing systems to become year 2000 compliant. This situation may reduce funds available to purchase Sycamore's products. In addition, customers may wait to purchase Sycamore's products until after the year 2000, which may reduce our revenue.

Any Acquisitions Sycamore Makes Could Disrupt Its Business And Seriously Harm Sycamore's Financial Condition

Sycamore intends to consider investments in complementary companies, products or technologies. While we have no current agreements to do so, we may buy businesses, products or technologies in the future. In the event of any future purchases, Sycamore could:

     . issue stock that would dilute Sycamore's current stockholders' percentage ownership;

     . incur debt;

     . assume liabilities;

     . incur amortization expenses related to goodwill and other intangible assets; or

     . incur large and immediate write-offs.

Sycamore's operation of any acquired business will also involve numerous risks, including:

     . problems combining the purchased operations, technologies or products;

     . unanticipated costs;

     . diversion of management's attention from Sycamore's core business;
       adverse effects on existing business relationships with suppliers and customers;

     . risks associated with entering markets in which Sycamore has no or limited prior experience; and

     . potential loss of key employees, particularly those of the purchased organizations.

There can be no assurances that Sycamore will be able to successfully integrate any businesses, products, technologies or personnel that it might acquire in the future and any failure to do so could disrupt Sycamore's business and seriously harm Sycamore's financial condition.

Sycamore's Stock Price May Be Volatile

An active public market for Sycamore's common stock may not be sustained. The market for technology stocks has been extremely volatile. The following factors could cause the market price of Sycamore's common stock to fluctuate significantly:

     . Sycamore's loss of a major customer;

     . the addition or departure of key personnel;

     . variations in Sycamore's quarterly operating results;

     . announcements by Sycamore or its competitors of significant contracts, new products or product enhancements,

     . acquisitions, distribution partnerships, joint ventures or capital commitments;

     . changes in financial estimates by securities analysts;

     . Sycamore's sales of common stock or other securities in the future;

     . changes in market valuations of broadband access technology companies;

     . changes in market valuations of networking and telecommunications companies; and

     . fluctuations in stock market prices and volumes.

In addition, the stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and these trading prices and multiples are substantially above historical levels. These trading prices and multiples may not be sustained. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

Insiders Have Substantial Control Over Sycamore And Could Limit The Ability Of Other Stockholders To Influence The Outcome Of Key Transactions, Including Changes of Control

The executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 64% of Sycamore's outstanding common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by Sycamore's stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Provisions Of Sycamore's Charter Documents And Delaware Law May Have Anti-Takeover Effects That Could Prevent A Change Of Control

Provisions of Sycamore's amended and restated certificate of incorporation, bylaws, and Delaware law could make it more difficult for a third party to acquire Sycamore, even if doing so would be beneficial to Sycamore's stockholders.

There May Be Sales Of A Substantial Amount Of Sycamore's Common Stock That Could Cause Sycamore's Stock Price To Fall

Certain of Sycamore's current stockholders hold a substantial number of shares which are currently subject to lock up agreements or other restrictions limiting such stockholders ability to sell such shares. These stockholders may be able to sell such shares in the public market in the near future. Sales of a substantial number of shares of Sycamore's common stock within a short period of time could cause Sycamore's stock price to fall. In addition, the sale of these shares could impair Sycamore's ability to raise capital through the sale of additional stock.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Sycamore does not use derivative financial instruments. Sycamore generally places its marketable security investments in high credit quality instruments, primarily U.S. Government obligations and corporate obligations with contractual maturities of less than one year. Sycamore does not expect any material loss from its marketable security investments and therefore believes that the potential interest rate exposure is not material.

Sycamore operates primarily in the United States, and all sales to date have been made in US dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

Part II Other Information

Item 1. Legal Proceedings

In the ordinary course of business, the Company becomes involved in various lawsuits and claims. While the outcome of these matters is not currently determinable, management believes, after consultation with legal counsel, that the outcome will not have a material adverse effect on the Company's results of operations or its financial position.

Item 2. Changes in Securities and Use of Proceeds

(a) Initial Public Offering

On October 21, 1999, in connection with Sycamore's initial public offering, a Registration Statement on Form S-1 (No. 333-84635) was declared effective by the Securities and Exchange Commission, pursuant to which 7,475,000 shares of common stock were offered and sold at a price to the public of $38.00 per share, generating gross offering proceeds of $284.0 million. The managing underwriters were Morgan Stanley Dean Witter, Lehman Brothers, J.P. Morgan Securities Inc, and Dain Rauscher Wessels. After deducting approximately $19.9 million in underwriting discounts and approximately $1.1 million in other related expenses, the net proceeds of the offering were approximately $263.0 million.

(b) Certain Grants and Exercises of Stock Options

During the quarterly period ended October 30, 1999, the Registrant granted stock options to purchase 3,903,696 shares of common stock at exercise prices ranging from $4.00 to $177.06 per share to employees, consultants and directors pursuant to its 1998 Stock Incentive Plan, as amended and its 1999 Stock Incentive Plan and 1999 Non Employee Director Plan.

During the quarterly period ended October 30, 1999, the Registrant issued and sold an aggregate of 725,147 shares of its common stock to employees, consultants and directors for aggregate consideration of $4,067,241 pursuant to exercises of options pursuant to its 1998 Stock Incentive Plan, as amended and its 1999 Stock Incentive Plan and 1999 Non Employee Director Plan. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Rule 701 of the Securities Act of 1933.

To date, Sycamore has utilized approximately $5.1 million of the proceeds from the initial public offering to repay borrowings under its outstanding equipment lines of credit. Sycamore expects to use the remaining net proceeds of the offering for working capital and general corporate purposes, including increased spending on sales and marketing, customer support, research and development, expansion of its operational and administrative infrastructure, Specific amounts for these purposes have not been determined. In addition, Sycamore may use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, product lines or products. Pending these uses, Sycamore intends to invest the net proceeds in investment grade, interest-bearing securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On August 17, 1999 the stockholders of the Company approved by written consent a Certificate of Amendment to the Company's Certificate of Incorporation. The affirmative vote of 43,626,921 shares was received by written consent.

On September 20, 1999 the stockholders of the Company approved by written consent the following matters: (i) the Company's Amended and Restated Certificate of Incorporation, to be filed upon the closing of the Company's IPO;
(ii) the Company's Amended and Restated By-laws, to be effective upon the closing of the Company's IPO; (iii) the Company's 1999 Stock Incentive Plan;
(iv) the Company's 1999 Employee Stock Purchase Plan; and (v) the Company's 1999 Non-Employee Director Stock Option Plan. The affirmative vote of 43,626,921 shares was received by written consent.

The Annual Meeting of Stockholders of Sycamore Networks, Inc. was held on October 8, 1999 at 9:00 a.m. in Boston, Massachusetts. Of the 71,141,447 shares outstanding as of September 30, 1999, the record date, 54,632,938 shares (77%) were present or represented by proxy at the meeting.

1. The table below presents the results of the election to Sycamore's board of directors.

Nominee                     Votes For      Witheld      Against
-------                     ---------      -------      -------

Gururaj Deshpande          54,632,938            -            -
Daniel E. Smith            54,632,938            -            -
Paul J. Ferri              54,632,938            -            -
Timothy Barrows            54,632,938            -            -
John W. Gerdelman          54,632,938            -            -

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) List of Exhibits

         Number     Exhibit Description
         ------     -------------------

         *3.1       Amended and Restated Certificate of Incorporation of the
                    Company

         *3.2       By-Laws of the Company

         *4.1  Specimen common stock certificate

         *4.2 See Exhibits 3.1 and 3.2, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company

         10.1 Form of Indemnification Agreement between the Company, the Directors of the Company and certain officers of the Company

         10.2 Form of Change in Control Agreement between the Company and certain officers of the Company

         +10.3 Addendum to Purchase and License Agreement between the Company and Williams Communications, Inc. dated November 21, 1999

         10.4 Promissory Note and Pledge Agreement between the Company and Kevin Oye, Vice President of Business Development

         27.1  Financial Data Schedule (Filed Electronically)

* Filed with the Company's Registration Statement on Form S-1 (No. 333-84635) filed with the Securities and Exchange Commission by the Company in connection with its initial public offering which became effective October 21, 1999

+ Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended October 30, 1999.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Sycamore Networks, Inc.


/s/ Frances M. Jewels
---------------------

Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: December 13, 1999

Exhibit Index



     Number    Exhibit Description
     ------    -------------------


      *3.1     Amended and Restated Certificate of Incorporation of the Company

      *3.2     By-Laws of the Company

      *4.1     Specimen common stock certificate

      *4.2 See Exhibits 3.1 and 3.2, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company

      10.1 Form of Indemnification Agreement between the Company, the Directors of the Company and certain officers of the Company

      10.2 Form of Change in Control Agreement between the Company and certain officers of the Company

     +10.3 Addendum to Purchase and License Agreement between the Company and Williams Communications, Inc. dated November 21, 1999

      10.4 Promissory Note and Pledge Agreement between the Company and Kevin Oye, Vice President of Business Development

      27.1     Financial Data Schedule (Filed Electronically)


* Filed with the Company's Registration Statement on Form S-1 (No. 333-84635) filed with the Securities and Exchange Commission by the Company in connection with its initial public offering which became effective October 21, 1999

    + Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.