Form 10-Q
period 2000-01-29
SYCAMORE NETWORKS INC
filed 2000-03-10
CIK 1092367

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 29, 2000

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

The number of shares outstanding of the Registrant's Common Stock as of March 1, 2000 was 236,175,852.

Sycamore Networks, Inc.

Index

                                                                                  Page No.
Part I.     Financial Information

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets as of January 29, 2000 and July 31, 1999   3

            Consolidated Statements of Operations for the three and six months
            ended January 29, 2000 and January 30, 1999                            4

            Consolidated Statements of Cash Flows for the six months
            ended January 29, 2000 and January 30, 1999                            5

            Notes to Consolidated Financial Statements                             6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                    8

Item 3.     Qualitative and Quantitative Disclosure About Market Risk             22

Part II.    Other Information

Item 1.     Legal Proceedings                                                     22

Item 2.     Changes in Securities and Use of Proceeds                             22

Item 3.     Defaults Upon Senior Securities                                       22

Item 4.     Submission of Matters to a Vote of Security Holders                   22

Item 5.     Other Information                                                     23

Item 6.     Exhibits and Reports on Form 8-K                                      23

Signature                                                                         24

Exhibit Index                                                                     25

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

SYCAMORE NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            January 29,    July 31,
                                                                               2000          1999
                                                                           ----------     ----------
Assets
Current assets:
  Cash and cash equivalents                                                 $137,943        $ 21,969
  Marketable securities                                                      150,633           7,020
  Accounts receivable                                                         11,980          11,410
  Inventories                                                                 25,805           6,608
  Prepaids and other current assets                                            3,180           5,153
                                                                            --------        --------
Total current assets                                                         329,541          52,160

Property and equipment, net                                                   11,704           5,288
Other assets                                                                   3,433             464
                                                                            --------        --------
Total assets                                                                $344,678        $ 57,912
                                                                            ========        ========

Liabilities, Redeemable Convertible Preferred Stock and
 Stockholders' Equity (Deficit)
Current liabilities:
  Current portion of notes payable                                          $     --        $  1,097
  Accounts payable                                                            28,218           5,750
  Accrued compensation                                                         1,760           1,403
  Accrued warranty                                                             2,221             453
  Accrued expenses                                                             2,133           1,298
  Other current liabilities                                                    3,166           1,709
                                                                            --------        --------
Total current liabilities                                                     37,498          11,710

Notes payable                                                                     --           4,054

Commitments and contingencies

Redeemable convertible preferred stock                                            --          55,771

Stockholders' equity (deficit):

 Preferred stock, $.01 par value, 5,000,000 shares
  authorized; none issued or outstanding at January 29, 2000                      --              --

 Common stock, $.001 par value; 1,500,000,000 shares                             236              69
  authorized; 236,094,852 and 69,819,336 shares issued and
  outstanding
     Additional paid-in capital                                              384,821          30,780
     Accumulated deficit                                                     (27,534)        (20,183)
     Notes receivable                                                           (460)           (360)
     Deferred compensation                                                   (49,852)        (23,929)
     Accumulated other comprehensive loss                                        (31)             --
                                                                            --------        --------
Total stockholders' equity (deficit)                                         307,180         (13,623)
                                                                            --------        --------

Total liabilities, redeemable convertible preferred stock and
 stockholders' equity (deficit)                                             $344,678        $ 57,912
                                                                            ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                 ------------------------------------  ------------------------------------
                                                 JANUARY 29, 2000   JANUARY 30, 1999   JANUARY 29, 2000   JANUARY 30, 1999


 Revenues                                                $ 29,049            $     -           $ 48,559            $     -
 Cost of revenues (exclusive of the non-cash               15,396                215             25,736                239
  stock compensation expense of $328, $13,               --------            -------           --------            -------
  $590 and $20, for the three months ended
  January 29, 2000 and January 30, 1999 and
  the six months ended January 29, 2000 and
  January 30, 1999, respectively)
 Gross profit (loss)                                       13,653               (215)            22,823               (239)

 Operating expenses:
  Research and development (exclusive of the               10,175              2,365             18,019              3,238
   non-cash stock compensation expense of
   $1,254, $54, $2,136 and $91 for the three
   months ended January 29, 2000 and January
   30, 1999 and the six months ended January
   29, 2000 and January 30, 1999, respectively)
  Sales and marketing (exclusive of the                     4,950                243              8,395                422
   non-cash stock compensation expense of
   $921, $23, $2,527 and $39 for the three
   months ended January 29, 2000 and January
   30, 1999 and the six months ended January
   29, 2000 and January 30, 1999, respectively)
  General and administrative (exclusive of the              1,159                280              1,910                373
   non-cash stock compensation expense of
   $563, $45, $1,102 and $60 for the three
   months ended January 29, 2000 and January
   30, 1999 and the six months ended January
   29, 2000 and January 30, 1999, respectively)
  Amortization of stock compensation                        3,066                135              6,355                210
                                                         --------            -------           --------            -------
      Total operating expenses                             19,350              3,023             34,679              4,243

 Loss from operations                                      (5,697)            (3,238)           (11,856)            (4,482)
 Interest income, net                                       4,063                133              4,505                193
                                                         --------            -------           --------            -------
 Net loss                                                $ (1,634)           $(3,105)          $ (7,351)           $(4,289)
                                                         ========            =======           ========            =======

Basic and diluted net loss per share                       $(0.01)            $(0.33)            $(0.07)            $(0.47)
Weighted average shares used in computing
 basic and diluted net loss per share                     184,228              9,295            107,555              9,160


The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                 Six months ended
                                                                 ----------------
                                                          January 29,         January 30,
                                                                 2000                1999
                                                            ---------             -------
Cash flows from operating activities:
   Net loss                                                 $  (7,351)            $(4,289)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating
    activities:
     Depreciation and amortization                              2,180                 182
     Amortization of stock compensation                         6,355                 210
Changes in operating assets and liabilities:
     Accounts receivable                                         (570)                  -
     Inventories                                              (19,197)                  -
     Prepaids and other current assets                          1,973                 (29)
     Accounts payable                                          22,468                 450
     Accrued expenses and other current                         4,417                 141
      liabilities                                           ---------             -------
Net cash provided by (used in) operating                       10,275              (3,335)
 activities                                                 ---------             -------
Cash flows from investing activities:
     Purchases of property and equipment                       (8,596)             (1,304)
     Purchases of marketable securities                      (150,664)             (3,099)
     Maturities of marketable securities                        7,020               3,078
     Increase in other assets                                  (2,969)               (105)
                                                            ---------             -------
Net cash used in investing activities                        (155,209)             (1,430)
                                                            ---------             -------
Cash flows from financing activities:
     Proceeds from issuance of redeemable
     convertible preferred stock, net                               -              14,795

     Proceeds from issuance of common stock, net              266,059                 189
     Proceeds from notes payable                                    -               1,000
     Payments on notes payable                                 (5,151)                  -
                                                            ---------             -------
Net cash provided by financing activities                     260,908              15,984
                                                            ---------             -------
Net increase in cash and cash equivalents                     115,974              11,219
Cash and cash equivalents, beginning of period                 21,969               1,197
                                                            ---------             -------
Cash and cash equivalents, end of period                    $ 137,943             $12,416
                                                            =========             =======

Supplemental cash flow information:
      Cash paid for interest                                $     139             $    28
Supplementary non-cash activity:
      Issuance of common stock in exchange for              $     100             $     -
       notes receivable
      Conversion of preferred stock into common             $  55,771             $     -
       stock

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

Sycamore Networks, Inc. (the "Company'') was incorporated in Delaware on February 17, 1998. The Company develops and markets networking products that enable service providers to quickly and cost effectively provide bandwidth and create new high-speed data services. To date, the Company has principally marketed its products in the United States. Through May 1, 1999, the Company was considered to be in the development stage and was principally engaged in research and development, raising capital and building its management team. The Company shipped its first product in May 1999.

The Company is subject to risks common to technology-based companies including, but not limited to, the development of new technology, development of markets and distribution channels, dependence on key personnel, and the ability to obtain additional capital as needed to meet its product plans. The Company has a limited operating history and has never achieved profitability. The Company's ultimate success is dependent upon its ability to successfully develop and market its products.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. Results for the interim periods are not necessarily indicative of results for the entire fiscal year. These statements should be read in conjunction with the financial statements and related footnotes included in the Company's registration statement Form S-1 filed with the SEC on October 21, 1999 for the year ended July 31, 1999.


3.  NET LOSS PER SHARE AND PRO FORMA LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Common equivalent shares are composed of unvested shares of restricted common stock and the incremental common shares issuable upon the exercise of stock options and unvested
restricted common shares.   There were no dilutive common equivalent shares for
any periods presented.

Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's Series A, B, C and D redeemable convertible preferred stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred at the date of original issuance. There were no dilutive common equivalent shares for any of the periods presented.

The Company effected a three-for-one stock split paid as a 200% stock dividend on February 11, 2000 to stockholders of record as of February 4, 2000. This stock split has been reflected in the consolidated financial statements for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share:

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 --------------------------  --------------------------
                                                 JANUARY 29,   JANUARY 30,   JANUARY 29,   JANUARY 30,
                                                 -----------   -----------   -----------   -----------
                                                     2000          1999          2000          1999
                                                   --------      --------      --------      --------
                                                         (in thousands, except per share data)
Numerator:
Net loss                                            $ (1,634)     $ (3,105)     $ (7,351)     $ (4,289)
Denominator:

Historical:
Weighted average common shares outstanding           235,910        48,128       160,773        39,112
Weighted average common shares outstanding
 subject to repurchase                               (51,682)      (38,833)      (53,218)      (29,952)
                                                    --------      --------      --------      --------
Denominator for basic and diluted calculation        184,228         9,295       107,555         9,160
                                                    ========      ========      ========      ========
Basic and diluted net loss per share                $   (.01)     $   (.33)     $   (.07)     $   (.47)
                                                    ========      ========      ========      ========
Pro Forma:

Historical weighted average common shares
 outstanding                                         184,228         9,295       107,555         9,160

Weighted average number of shares assumed upon
 conversion of redeemable convertible                     --       100,766        64,689        78,495
 preferred stock                                    --------      --------      --------      --------

Shares used in computing pro forma basic and
 diluted net loss per share                          184,228      110,061        172,244        87,655
                                                    ========      ========      ========      ========

Pro forma basic and diluted net loss per share      $   (.01)     $   (.03)     $   (.04)     $   (.05)
                                                    ========      ========      ========      ========

Options to purchase 17,849,484 and 999,000 shares of common stock at respective average exercise prices of $19.37 and $.04, have not been included in the computation of diluted net loss per share for the three and six months ended January 29, 2000 and January 30, 1999, respectively, as their effect would have been anti-dilutive.


4.   INVENTORY

Inventory consisted of the following (in thousands):

                                           January 29,           July 31,
                                                  2000               1999
                                               -------             ------

Raw materials                                  $ 5,793             $2,164
Work in process                                  5,475              3,026
Finished goods                                  14,537              1,418
                                               -------             ------
                                               $25,805             $6,608
                                               =======             ======
5.    OTHER COMPREHENSIVE LOSS

The Company reports comprehensive loss in accordance with Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (FAS 130). The comprehensive net loss for the six months ended January 29, 2000 was $7,382,000. The comprehensive net loss for three months ended January 29, 2000 and January 30, 1999, and the six months ended January 30,1999, does not differ from the reported net loss.

6.  PUBLIC OFFERINGS

On October 21, 1999, the Company completed its initial public offering ("IPO") in which it sold 22,425,000 shares of Common Stock at a price to the public of $12.67 per share. The net proceeds of the IPO, after deducting underwriting discounts and other offering expenses, were approximately $263.0 million. Upon the closing of the IPO, all Redeemable Convertible Preferred Stock (Series A, B, C and D) automatically converted to 141,849,675 shares of Common Stock.

On February 17, 2000, the Company filed a registration statement with the Securities and Exchange Commission for a proposed follow-on public offering of 15,000,000 shares of its common stock, of which it is expected that 2,605,293 will be sold by selling stockholders of the Company. In addition, it is expected that the underwriters will be granted an over-allotment option to purchase up to 2,250,000 additional shares of common stock from the Company. There can be no assurance that the Company will complete this offering or as to the price per share at which this offering can be completed.


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, we wish to caution you that certain matters discussed in this Report on Form 10-Q constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including without limitation those discussed under the caption "Factors That May Effect Future Results " included
herein.   Forward-looking statements include statements regarding the future or our expectations, beliefs, intentions or strategies regarding the future and may be identified by the words "anticipate," "believe," "could," "estimate" "expect," "intend," "may," "should," "will," and "would" and similar expressions. There may be events in the future that could affect these matters.

OVERVIEW

We develop and market products that transport voice and data traffic over wavelengths of light. Our products enable service providers to quickly and cost effectively provide bandwidth and create new high-speed data services. From our inception in February 1998 through May 1, 1999, our operating activities consisted primarily of research and development, product design, development and testing. During this period, we also staffed and trained our administrative, marketing and sales personnel and began sales and marketing activities. We began shipping our SN 6000 Intelligent Optical Transport product in May 1999, our SN 8000 Intelligent Optical Network Node in August 1999 and our
SilvxManager Network Management System in November 1999.   To date all of our
product revenues have been derived from these products. Since our inception, we have incurred significant losses, and as of January 29, 2000, we had an accumulated deficit of $27.5 million. We have not achieved profitability on a quarterly or an annual basis.

RESULTS OF OPERATIONS

REVENUES

Revenues for the three and six months ended January 29, 2000 were $29.0 million and $48.6 million, respectively (none for the corresponding periods in the prior year). We began shipping the SN 6000 in May 1999, the SN 8000 in August 1999, and SilvxManager in November 1999. For the three and six months ended January 29, 2000, one customer accounted for substantially all of our revenues.

COST OF REVENUES

Cost of revenues were $15.4 million and $25.7 million for the three and six months ended January 29, 2000, respectively, compared to $215,000 and $239,000 for the same periods in fiscal 1999. Cost of revenues includes material costs, costs of manufacturing overhead, the cost of the customer service organization and other period costs.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased $7.8 million to $10.2 million for the three months ended January 29, 2000 compared to $2.4 million for the same period in fiscal 1999. Research and development expenses increased $14.8 million to $18.0 million for the six months ended January 29, 2000 compared to $3.2 million for the same period in fiscal 1999. The increases in expenses were primarily due to increased costs associated with a significant increase in personnel and personnel-related expenses, increases in non-recurring engineering costs and increases in prototype expenses for the design and development of new products as well as enhancements to existing products. Research and development is essential to our future success and we expect the dollar amounts of research and development expenses will increase in future periods.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased $4.8 million to $5.0 million for the three months ended January 29, 2000 compared to $243,000 for the same period in fiscal 1999. Sales and marketing expenses increased $8.0 million to $8.4 million for the six months ended January 29, 2000 compared to $422,000 for the same period in fiscal 1999. The increases in expenses reflect the hiring of additional sales and marketing personnel, sales based commissions and marketing program costs, including web development, trade shows and product launch activities. We intend to continue to expand our domestic and international sales force and marketing efforts, and as a result, expect that the dollar amounts of sales and marketing expenses will increase in future periods.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $0.9 million to $1.2 million for the three months ended January 29, 2000 compared to $280,000 for the same period in fiscal 1999. General and administrative expenses increased $1.5 million to $1.9 million for the six months ended January 29, 2000 compared to $373,000 for the same period in fiscal 1999. The increases in expenses reflect the hiring of additional general and administrative personnel and expenses necessary to support increased levels of business activities. We expect that the dollar amounts of general and administrative expenses will increase in future periods as a result of expansion of business activity and the reporting and other requirements of being a publicly traded company.

AMORTIZATION OF STOCK COMPENSATION

Amortization of stock compensation expense was $3.1 million and $135,000 for the three months ended January 29, 2000 and January 30, 1999, respectively. Amortization of stock compensation increased $6.2 million to $6.4 million for the six months ended January 29, 2000 compared to $210,000 for the same period in fiscal 1999. Amounts for the three and six months ended January 29, 2000 include $239,000 and $1.1 million, respectively, of compensation expense associated with the grant of options to purchase common stock to non-employees and consultants. Amortization of stock compensation expense for the three and six months ended January 29, 2000, resulted from the granting of stock options and restricted shares with an exercise or sale prices which were deemed to be below fair market value. Amortization of stock compensation relating to these grants is expected to impact our reported results of operations through the first quarter of fiscal 2005.

INTEREST INCOME, NET

Interest income, net was $4.1 million and $133,000 for the three months ended January 29, 2000 and January 30, 1999, respectively. Interest income, net increased $4.3 million to $4.5 million for the six months ended January 29, 2000 compared to $193,000 for the same period in fiscal 1999. The increase in interest income reflects higher invested balances and interest earnings on the IPO proceeds, offset by interest payments on the notes payable.

NET OPERATING LOSSES AND TAX CREDIT CARRYFORWARDS

As of January 29, 2000, we had approximately $17.0 million of state and federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income. Such net operating loss carryforwards begin to expire in 2005 and 2020, respectively, to the extent that they are not utilized. We have not recognized any benefit from the future use of loss carryforwards for these periods, or for any other periods, since inception. Management's evaluation of all the available evidence in assessing realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize the tax benefits currently. The net operating loss carryforwards could be limited in future years if there is a significant change in our ownership.
We will re-evaluate our ability to utilize the net operating loss carryforward on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

Prior to our initial public offering, which we completed in October 1999, we financed our operations primarily through private sales of our capital stock totaling approximately $58.7 million and through borrowings on long-term debt agreements for the purchase of capital equipment. In our initial public offering, we sold 22,425,000 shares of common stock at a price to the public of $12.67 per share. The net proceeds of our initial public offering, after deducting underwriting discounts and other offering expenses, were approximately $263.0 million. As of January 29, 2000 we had $288.6 million in cash, cash equivalents and marketable securities. We invest excess funds in short-term money market funds, commercial paper and government and non-government debt securities.

Cash provided by operating activities for the six months ended January 29, 2000 was $10.3 million, compared to $3.3 million cash used for the six months ended January 30, 1999. The increase in cash provided by operating activities is primarily due to decreased net losses and increased non-cash charges for amortization of stock compensation and depreciation, increased accrued expenses and accounts payable, offset by increased inventory purchases.

Cash used in investing activities was $155.2 million for the six months ended January 29, 2000, compared to $1.4 million for the six months ended January 30, 1999. The increase in net cash used in investing activities reflects the investment of the IPO proceeds and increased purchases of property and equipment, primarily for computers and test equipment for our development and manufacturing activities.

Cash provided by financing activities was $260.9 million for the six months ended January 29, 2000, compared to $16.0 million for the six months ended January 30, 1999. The increase in cash provided by financing activities is primarily due to our IPO net proceeds of $263.0 million offset by payments of debt obligations.

In December 1998, we issued an irrevocable stand-by letter of credit for $92,000 for an office facility lease which is collateralized by an U.S. Treasury Bill. The letter of credit is irrevocable and expires in January 2002.

Increasingly, as a result of the financial demands of major network deployments, service providers are looking to their suppliers for financing assistance. From time to time we may provide or commit to extend credit or credit support to our customers as we consider appropriate in the course of our business, considering our limited resources. This financing may include extending credit to customers or guaranteeing the indebtedness of customers to third parties. Depending on market conditions, we may seek to factor these arrangements to financial institutions and investors to free up our capital and reduce the amount of our commitments for such arrangements. Our ability to provide customer financing is limited and depends on a number of factors, including our capital structure and level of our available credit and our ability to factor commitments. Any extension of financing to our customers will limit the capital that we have available for other uses.

On February 17, 2000, we filed a registration statement with the Securities and Exchange Commission for a proposed follow-on public offering of 15,000,000 shares of our common stock, of which it is expected that 2,605,293 will be sold by selling stockholders of the Company. In addition, it is expected that the underwriters will be granted an over-allotment option from us to purchase up to 2,250,000 additional shares of common stock from the Company. There can be no assurance that we will be able to complete this offering or as to the price per share at which the offering can be complete.

Although we believe that our current cash balances, together with the anticipated proceeds of the proposed follow-on public offering, will be sufficient to fund our operations for at least the next 12 months, there can be no assurance that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on terms acceptable to us or at all.

YEAR 2000 READINESS DISCLOSURE

STATE OF READINESS OF OUR PRODUCTS

We have designed our products for use in the year 2000 and beyond and we believe our products are year 2000 compliant. To date we have not experienced, and are not aware of, any problems related to these products as a result of the transition to January 1, 2000. However, our products are generally integrated into larger networks involving sophisticated hardware and software products supplied by other vendors. Each of our customers' networks involves different combinations of third party products. We cannot evaluate whether all of these third-party vendor products are year 2000 compliant. We may face warranty and other claims based on year 2000 problems in other companies' products or based on issues arising from the integration of multiple products within the customer's overall network. Although no such claims have been made against us, we may in the future be required to defend our products in legal proceedings which could be expensive regardless of the merits of such claims.

STATE OF READINESS OF OUR INTERNAL SYSTEMS

Our business may be affected by year 2000 issues related to non-complaint internal systems developed by us or by third-party vendors. The failure of our internal systems to be year 2000 compliant could temporarily prevent us from processing orders, issuing invoices and developing products and could require us to devote significant resources to correct such problems. We are not currently aware of any year 2000 problem relating to any of our material internal systems. Our internal operations and business are also dependent upon the computer-controlled systems of third parties such as our manufacturers, suppliers, customers and other service providers. Our material third-party vendors have stated that they are, or expect to be, year 2000 complaint in a timely manner. While we have not received any notification from any such vendor of any year 2000 problems or disruptions, we cannot independently verify the year 2000 compliance of our third party vendors. We believe that absent a systemic failure outside of our control, such as a prolonged loss of electrical or telephone service, year 2000 problems of third parties such as manufacturers, suppliers, customers and service providers will not have a material impact on our operations. Due to the uncertainty as to the year 2000 readiness of our manufacturers, suppliers, customers and other service providers, we are unable to assure you that the consequences of their year 2000 failures will not materially affect us. The success to date of our year 2000 efforts and the efforts of our material third party vendors cannot guarantee that there will not be a material adverse effect on our business, results of operations or financial condition should a year 2000 problem manifest or become apparent in the future.

RISKS

If our manufacturers, suppliers, vendors, partners, customers and service providers fail to correct their year 2000 problems, these failures could result in an interruption in, or a failure of, our normal business activities or operations. If a year 2000 problem occurs, it may be difficult to determine which party's products have caused the problem. These failures could interrupt our operations and damage our relationships with our customers. While we are not aware of any year 2000 problems suffered to date by any of our manufacturers, suppliers, vendors, partners, customers or service providers, due to the general uncertainty inherent in the year 2000 problem, we are unable to determine at this time whether year 2000 failures they experience could harm our business, results of operations or financial condition. Our customers' purchasing plans could be affected by year 2000 issues if they need to expend significant resources to fix their existing internal systems to become year 2000 compliant. This situation may reduce funds available to purchase our products.

In addition, in the event that a significant number of our customers experience year 2000-related problems, whether or not due to our products, demand for technical support and assistance may increase substantially. In such case, our cost for providing technical support may rise and the quality of such technical support and our ability to manage incoming requests may be impaired.

To date, we have not incurred material expense associated with our efforts to become year 2000 compliant and do not anticipate that any future costs in connection with our year 2000 remediation efforts will be material. We have developed contingency plans to be implemented if our efforts to identify and correct year 2000 problems affecting our internal systems are not effective. Our implementation of any contingency plan could have an adverse effect on our business, results of factors that may affect future results of operations or financial condition.

RISKS RELATED TO OUR BUSINESS

WE EXPECT THAT SUBSTANTIALLY ALL OF OUR REVENUES WILL BE GENERATED FROM A LIMITED NUMBER OF CUSTOMERS, AND OUR REVENUES WILL NOT GROW IF WE DO NOT SUCCESSFULLY SELL PRODUCTS TO THESE CUSTOMERS

We currently have a limited number of customers, one of whom, Williams Communications, accounts for substantially all of our revenues to date.
Williams is not contractually committed to purchase any minimum quantities of products from us. We expect that in the foreseeable future substantially all of our revenues will continue to depend on sales of our intelligent optical networking products to Williams and a limited number of potential new customers. The rate at which our current and prospective customers purchase products from us will depend, in part, on their success in selling communications services based on these products to their own customers. Any failure of current or prospective customers to purchase products from us for any reason, including any determination not to install our products in their networks or downturn in their business, would seriously harm our financial condition or results of our operations.

WE HAVE BEEN IN BUSINESS FOR A SHORT PERIOD OF TIME AND YOUR BASIS FOR EVALUATING US IS LIMITED

We were founded in February 1998. We began shipping our SN 6000 Intelligent Optical Transport product in May 1999, our SN 8000 Intelligent Optical Network Node in August 1999 and our SilvxManager Network Management System in November 1999. We have limited meaningful historical financial data upon which to base projected revenues and planned operating expenses and upon which investors may evaluate us and our prospects. In addition, our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are and will continue to be fixed. You should consider the risks and difficulties frequently encountered by companies like ours in a new and rapidly evolving market. Our ability to sell products, and the level of success, if any, we achieve, depends, among other things, on the level of demand for intelligent optical networking products, which is a new and rapidly evolving market.

OUR FAILURE TO INCREASE OUR REVENUES WOULD PREVENT US FROM ACHIEVING AND MAINTAINING PROFITABILITY

We have incurred significant losses since inception and expect to continue to incur losses in the future. As of January 29, 2000, we had an accumulated deficit of $27.5 million. We have not achieved profitability on a quarterly or annual basis and anticipate that we will continue to incur net losses. We cannot assure you that our revenues will grow or that we will generate sufficient revenues to achieve or sustain profitability. We have large fixed expenses and we expect to continue to incur significant and increasing sales and marketing, product development, administrative and other expenses. As a result, we will need to generate significantly higher revenues to achieve and maintain profitability.

WE ARE ENTIRELY DEPENDENT ON OUR LINE OF INTELLIGENT OPTICAL NETWORKING PRODUCTS AND OUR FUTURE REVENUE DEPENDS ON THEIR COMMERCIAL SUCCESS

Our future growth depends on the commercial success of our line of intelligent optical networking products. To date, our SN 6000 Intelligent Optical Transport product, SN 8000 Intelligent Optical Network Node and our SilvxManager Network Management System are the only products that have been shipped to customers.
Our newest product is the SN 16000 Intelligent Optical Switch. This product is currently in the test stage. We intend to develop and introduce new products and enhancements to existing products in the future. We cannot assure you that we will be successful in completing the development or introduction of these products. Failure of our current or planned products to operate as expected could delay or prevent their adoption. If our target customers do not adopt, purchase and successfully deploy our current and planned products, our revenues will not grow significantly.

BECAUSE OUR PRODUCTS ARE COMPLEX AND ARE DEPLOYED IN COMPLEX ENVIRONMENTS, THEY MAY HAVE ERRORS OR DEFECTS THAT WE FIND ONLY AFTER FULL DEPLOYMENT, WHICH COULD SERIOUSLY HARM OUR BUSINESS

Our intelligent optical networking products are complex and are designed to be deployed in large and complex networks. Because of the nature of the products, they can only be fully tested when completely deployed in very large networks with high amounts of traffic. Our customers may discover errors or defects in the hardware or the software, or the product may not operate as expected, after it has been fully deployed. If we are unable to fix errors or other problems that may be identified in full deployment, we could experience:

 . loss of or delay in revenues and loss of market share;

 . loss of customers;

 . failure to attract new customers or achieve market acceptance;

 . diversion of development resources;

 . increased service and warranty costs;

 . legal actions by our customers; and

 . increased insurance costs.

THE LONG AND VARIABLE SALES CYCLES FOR OUR PRODUCTS MAY CAUSE REVENUES AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER

A customer's decision to purchase our intelligent optical networking products involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. As a result, our sales cycle is likely to be lengthy. Throughout the sales cycle, we spend considerable time and expense educating and providing information to prospective customers about the use and features of our products. Even after making a decision to purchase, we believe that our customers will deploy the products slowly and deliberately. Timing of deployment can vary widely and depends on the skills of the customer, the size of the network deployment, the complexity of the customer's network environment and the degree of hardware and software configuration necessary. Customers with complex networks usually expand their networks in large increments on a periodic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular and unpredictable basis. Because of our limited operating history and the nature of our business, we cannot predict these sales and deployment cycles. The long sales cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, may cause our revenues and results of operations to vary significantly and unexpectedly from quarter to quarter.

WE MAY NOT BE SUCCESSFUL IF OUR CUSTOMER BASE DOES NOT GROW

Our future success will depend on our attracting additional customers. The growth of our customer base could be adversely affected by:

 . customer unwillingness to implement our new optical networking architecture;

 . any delays or difficulties that we may incur in completing the development and introduction of our planned products or product enhancements;

 . new product introductions by our competitors;

 . any failure of our products to perform as expected; or

 . any difficulty we may incur in meeting customers' delivery requirements.

THE INTELLIGENT OPTICAL NETWORKING MARKET IS NEW AND OUR BUSINESS WILL SUFFER IF IT DOES NOT DEVELOP AS WE EXPECT

The market for intelligent optical networking products is new. We cannot assure you that a viable market for our products will develop or be sustainable. If this market does not develop, or develops more slowly than we expect, our business, results of operations and financial condition would be seriously harmed.

IF WE DO NOT RESPOND RAPIDLY TO TECHNOLOGICAL CHANGES, OUR PRODUCTS COULD BECOME OBSOLETE

The market for intelligent optical networking products is likely to be characterized by rapid technological change, frequent new product introductions and changes in customer requirements. We may be unable to respond quickly or effectively to these developments. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements. The introduction of new products by competitors, market acceptance of products based on new or alternative technologies or the emergence of new industry standards, could render our existing or future products obsolete.

In developing our products, we have made, and will continue to make, assumptions about the standards that may be adopted by our customers and competitors. If the standards adopted are different from those which we have chosen to support, market acceptance of our products may be significantly reduced or delayed and our business will be seriously harmed. In addition, the introduction of products incorporating new technologies and the emergence of new industry standards could render our existing products obsolete.

In addition, in order to introduce products incorporating new technologies and new industry standards, we must be able to gain access to the latest technologies of our customers, our suppliers and other network vendors. Any failure to gain access to the latest technologies could impair the competitiveness of our products.

CUSTOMER REQUIREMENTS ARE LIKELY TO EVOLVE, AND WE WILL NOT RETAIN CUSTOMERS OR ATTRACT NEW CUSTOMERS IF WE DO NOT ANTICIPATE AND MEET SPECIFIC CUSTOMER REQUIREMENTS

Our current and prospective customers may require product features and capabilities that our current products do not have. To achieve market acceptance for our products, we must effectively and timely anticipate and adapt to customer requirements and offer products and services that meet customer demands. Our failure to develop products or offer services that satisfy customer requirements would seriously harm our ability to increase demand for our products.

We intend to continue to invest in product and technology development. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. Our inability to effectively manage this transition would cause us to lose current and prospective customers.

OUR MARKET IS HIGHLY COMPETITIVE, AND OUR FAILURE TO COMPETE SUCCESSFULLY WOULD LIMIT OUR ABILITY TO INCREASE OUR MARKET SHARE

Competition in the public network infrastructure market is intense. This market has historically been dominated by large companies, such as Lucent Technologies, Nortel Networks, Cisco Systems and Ciena Corporation. In addition, a number of private companies have announced plans for new products to address the same network problems which our products address. Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial, and other resources, including vendor-sponsored financing programs. Moreover, our competitors may foresee the course of market developments more accurately and could in the future develop new technologies that compete with our products or even render our products obsolete. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition.

In order to compete effectively, we must deliver products that:

 . provide extremely high network reliability;

 . scale easily and efficiently with minimum disruption to the network;

 . interoperate with existing network designs and equipment vendors;

 . reduce the complexity of the network by decreasing the need for overlapping equipment;

 . provide effective network management; and

 . provide a cost-effective solution for service providers.

In addition, we believe that a knowledge of the infrastructure requirements applicable to service providers, experience in working with service providers to develop new services for their customers, and an ability to provide vendor-sponsored financing, are important competitive factors in our market. We have limited ability to provide vendor-sponsored financing and this may influence the purchasing decisions of prospective customers, who may decide to purchase products from one of our competitors who are able to provide more extensive financing programs.

If we are unable to compete successfully against our current and future competitors, we could experience price reductions, order cancellations and reduced gross margins, any one of which could materially and adversely affect our business, results of operations and financial condition.

WE ARE LIKELY TO FACE DIFFICULTIES IN OBTAINING AND RETAINING CUSTOMERS IF WE DO NOT EXPAND OUR SALES ORGANIZATION AND OUR CUSTOMER SERVICE AND SUPPORT OPERATIONS

Our products and services require a sophisticated sales effort targeted at a limited number of key individuals within our prospective customers' organizations. This effort requires specialized sales personnel and consulting engineers. We are in the process of building our direct sales force and plan to hire additional qualified sales personnel and consulting engineers. Competition for these individuals is intense, and we might not be able to hire and train the kind and number of sales personnel and consulting engineers required for us to be successful. In addition, we believe that our future success is dependent upon our ability to establish successful relationships with a variety of distribution partners. If we are unable to expand our direct sales operations, or expand our indirect sales channel, we may not be able to increase market awareness or sales of our products, which may prevent us from achieving and maintaining profitability.

We currently have a small customer service and support organization and will need to increase our staff to support new customers. The support of our products requires highly trained customer service and support personnel. Hiring customer service and support personnel is very competitive in our industry because there are a limited number of people available with the necessary technical skills and understanding of our market. Once we hire them, they may require extensive training in our intelligent optical networking products. If we are unable to expand our customer service and support organization and train our personnel rapidly, we may not be able to increase sales of our products.

WE DEPEND UPON CONTRACT MANUFACTURERS AND ANY DISRUPTION IN THESE RELATIONSHIPS MAY CAUSE US TO FAIL TO MEET THE DEMANDS OF OUR CUSTOMERS AND DAMAGE OUR CUSTOMER RELATIONSHIPS

We do not have internal manufacturing capabilities. We rely on a small number of contract manufacturers to manufacture our products in accordance with our specifications, and to fill orders on a timely basis. We recently executed a supply contract with Celestica Corporation, which provides comprehensive manufacturing services, including assembly, test, control and shipment to our customers, and procures material on our behalf. We may not be able to effectively manage our relationship with Celestica, and Celestica may not meet our future requirements for timely delivery. Each of our contract manufacturers also builds products for other companies, and we cannot assure you that they will always have sufficient quantities of inventory available to fill orders placed by our customers, or that they will allocate their internal resources to fill these orders on a timely basis. Except for our contract with

Celestica, we do not have any on-going supply contracts with these manufacturers. At present, we purchase products from these manufacturers on a purchase order basis. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming and could result in a significant interruption in the supply of our products. If we are required or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

WE RELY ON SINGLE SOURCES FOR SUPPLY OF CERTAIN COMPONENTS AND OUR BUSINESS MAY BE SERIOUSLY HARMED IF OUR SUPPLY OF ANY OF THESE COMPONENTS AND OTHER COMPONENTS IS DISRUPTED

We currently purchase several key components, including commercial digital signal processors, RISC processors, field programmable gate arrays, SONET transceivers and erbium doped fiber amplifiers, from single or limited sources. We purchase each of these components on a purchase order basis and have no long-term contracts for these components. Although we believe that there are alternative sources for each of these components, in the event of a disruption in supply, we may not be able to develop an alternate source in a timely manner or at favorable prices. Such a failure could hurt our ability to deliver our products to our customers and negatively affect our operating margins. In addition, our reliance on our suppliers exposes us to potential supplier production difficulties or quality variations. Any such disruption in supply would seriously impact present and future sales and revenue. Further, the optical component industry is expanding rapidly and manufacturers of optical components may be unable to meet the unpredictable and growing demand for components. Because optical components are integrated into our products, a shortage or decrease in supply would seriously impact future sales and revenue.

THE UNPREDICTABILITY OF OUR QUARTERLY RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK

Our revenues and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:

 . fluctuation in demand for intelligent optical networking products;

 . the timing and size of sales of our products;

 . the length and variability of the sales cycle for our products;

 . the timing of recognizing revenue and deferred revenue;

 . new product introductions and enhancements by our competitors and ourselves;

 . changes in our pricing policies or the pricing policies of our competitors;

 . our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;

 . our ability to obtain sufficient supplies of sole or limited source components;

 . increases in the prices of the components we purchase;

 . our ability to attain and maintain production volumes and quality levels for our products;

 . the timing and level of prototype expenses;

 . costs related to acquisitions of technology or businesses; and

 . general economic conditions as well as those specific to the telecommunications, Internet and related industries.

We plan to increase significantly our operating expenses to fund greater levels of research and development, expand our sales and marketing operations, broaden our customer support capabilities and develop new distribution channels. We also plan to expand our general and administrative capabilities to address the increased reporting and other administrative demands which will result from the increasing size of our business. Our operating expenses are largely based on anticipated organizational growth and revenue trends and a high percentage of our expenses are, and will continue to be, fixed. As a result, a delay in generating or recognizing revenue for the reasons set forth above, or for any other reason, could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses.

Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. You should not rely on our results or growth for one quarter as any indication of our future performance. It is likely that in some future quarters, our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock could decrease.

IF OUR PRODUCTS DO NOT INTEROPERATE WITH OUR CUSTOMERS' NETWORKS, INSTALLATIONS WILL BE DELAYED OR CANCELLED AND COULD RESULT IN SUBSTANTIAL PRODUCT RETURNS, WHICH COULD SERIOUSLY HARM OUR BUSINESS

Many of our customers will require that our products be specifically designed to interface with their existing networks, each of which may have different specifications and utilize multiple protocol standards. Our customers' networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must interoperate with all of the products within these networks as well as future products in order to meet our customers' requirements. The requirement that we modify product design in order to achieve a sale may result in a longer sales cycle, increased research and development expense, and reduced margins on our products. If we find errors in the existing software used in our customers' networks, we would have to modify our products to fix or overcome these errors so that our products will interoperate and scale with the existing software and hardware. If our products do not interoperate with those of our customers' networks, installations could be delayed, orders for our products could be cancelled or our products could be returned. This would also seriously harm our reputation, all of which could seriously harm our business and prospects.

UNDETECTED SOFTWARE OR HARDWARE ERRORS AND PROBLEMS ARISING FROM USE OF OUR PRODUCTS IN CONJUNCTION WITH OTHER VENDORS' PRODUCTS COULD RESULT IN DELAYS OR LOSS OF MARKET ACCEPTANCE OF OUR PRODUCTS

Networking products frequently contain undetected software or hardware errors when first introduced or as new versions are released. We expect that errors will be found from time to time in new or enhanced products after we begin commercial shipments. In addition, service providers typically use our products in conjunction with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely have a material adverse effect on our business, results of operations and financial condition. Defects, integration issues or other performance problems in our products could result in financial or other damages to our customers or could damage market acceptance for our products.
Our customers could also seek damages for losses from us. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly.

OUR FAILURE TO ESTABLISH AND MAINTAIN KEY CUSTOMER RELATIONSHIPS MAY RESULT IN DELAYS IN INTRODUCING NEW PRODUCTS OR CAUSE CUSTOMERS TO FOREGO PURCHASING OUR PRODUCTS

Our future success will also depend upon our ability to develop and manage key customer relationships in order to introduce a variety of new products and product enhancements that address the increasingly sophisticated needs of our customers. Our failure to establish and maintain these customer relationships may adversely affect our ability to develop new products and product enhancements. In addition, we may experience delays in releasing new products and product enhancements in the future. Material delays in introducing new products and enhancements or our inability to introduce competitive new products may cause customers to forego purchases of our products and purchase those of our competitors, which could seriously harm our business.

OUR FAILURE TO CONTINUALLY IMPROVE OUR INTERNAL CONTROLS AND SYSTEMS, AND HIRE NEEDED PERSONNEL, COULD IMPAIR OUR FUTURE GROWTH

We have expanded our operations rapidly since our inception. We continue to increase the scope of our operations and have grown our headcount substantially. For example, at July 31, 1999, we had a total of 148 employees and at January 29, 2000, we had a total of 277 employees. In addition, we plan to continue to hire a significant number of employees this fiscal year. Our growth has placed, and our anticipated growth will continue to place, a significant strain on our management systems and resources. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial, managerial and manufacturing controls and reporting systems, and will need to continue to expand, train and manage our work force worldwide. We may not be able to implement adequate control systems in an efficient and timely manner. Competition for highly skilled personnel is intense, especially in the New England area. Any failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could impair our growth.

WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET AND IF WE ARE UNABLE TO RETAIN OUR KEY EMPLOYEES, OUR ABILITY TO COMPETE COULD BE HARMED

Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing and support personnel, who have critical industry experience and relationships that we rely on to implement our business plan. None of our officers or key employees is bound by an employment agreement for any specific term. We do not have "key person" life insurance policies covering any of our employees. The loss of the services of any of our key employees could delay the development and introduction of, and negatively impact our ability to sell, our products.

IF WE BECOME SUBJECT TO UNFAIR HIRING CLAIMS, WE COULD INCUR SUBSTANTIAL COSTS IN DEFENDING OURSELVES

Companies in our industry, whose employees accept positions with competitors, frequently claim that their competitors have engaged in unfair hiring practices. We cannot assure you that we will not receive claims of this kind or other claims relating to our employees in the future as we seek to hire qualified personnel or that those claims will not result in material litigation. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of their merits. In addition, defending ourselves or our employees from such claims could divert the attention of our management away from our operations.

OUR ABILITY TO COMPETE COULD BE JEOPARDIZED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS FROM THIRD-PARTY CHALLENGES

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to
copy or otherwise obtain and use our products or technology.   Monitoring
unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be harmed.

IF NECESSARY LICENSES OF THIRD-PARTY TECHNOLOGY ARE NOT AVAILABLE TO US OR ARE VERY EXPENSIVE, OUR PRODUCTS COULD BECOME OBSOLETE

From time to time we may be required to license technology from third parties to develop new products or product enhancements. We cannot assure you that third party licenses will be available to us on commercially reasonable terms, if at all. The inability to obtain any third-party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could seriously harm the competitiveness of our products.

WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS, WHICH COULD SERIOUSLY HARM OUR BUSINESS AND REQUIRE US TO INCUR SIGNIFICANT COSTS

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Although we have not been involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of an allegation that we infringe others' intellectual property. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

 . stop selling, incorporating or using our products that use the challenged intellectual property;

 . obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

 . redesign those products that use such technology.

If we are forced to take any of the foregoing actions, our business may be seriously harmed.

WE MAY FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL EXPANSION THAT COULD IMPAIR OUR ABILITY TO GROW OUR REVENUES ABROAD

We intend to continue to expand our sales into international markets. This expansion will require significant management attention and financial resources to develop successfully direct and indirect international sales and support channels and to support customers in international markets. We may not be able to develop international market demand for our products.

We have limited experience in marketing, distributing and supporting our products internationally and to do so, we expect that we will need to develop versions of our products that comply with local standards. In addition, international operations are subject to other inherent risks, including:

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

 . potentially adverse tax consequences; and

 . political and economic instability.

WE FACE A NUMBER OF UNKNOWN RISKS ASSOCIATED WITH YEAR 2000 PROBLEMS THAT COULD RESULT IN CLAIMS AGAINST US OR IMPAIR THE USE OF OUR PRODUCTS BY OUR CUSTOMERS

The year 2000 computer issue creates a variety of risks for us. The year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The risks involve:

 . potential warranty or other claims by our customers;

 . errors in systems we use to run our business;

 . errors in systems used by our suppliers;

 . errors in systems used by our customers; and

 . potential reduced spending by other companies on intelligent optical network products as a result of significant pending on year 2000 remediation.

We have designed our products for use in the year 2000 and beyond and believe they are year 2000 compliant. To date we are not aware of any problems related to these products as a result of the transition to January 1, 2000. However, our products are generally integrated into larger networks involving sophisticated hardware and software products supplied by other vendors. Each of our customers' networks involves different combinations of third party products. We cannot evaluate whether all of their products are year 2000 compliant. We may face claims based on year 2000 problems in other companies' products or based on issues arising from the integration of multiple products within the overall network. Although no year 2000 claims have been made against us, we may in the future be required to defend our products in legal proceedings which could be expensive regardless of the merits of these claims.

If our suppliers, vendors, major distributors, partners, customers and service providers fail to correct their year 2000 problems, these failures could result in an interruption in, or a failure of, our normal business activities or operations. If a year 2000 problem occurs, it may be difficult to determine which party's products have caused the problem. These failures could interrupt our operations and damage our relationships with our customers. To date we have not received any notification from these third parties of any year 2000 problem or disruption that they are experiencing. However, due to the general uncertainty inherent in the year 2000 problem resulting from the readiness of third-party suppliers and vendors, we are unable to assure you that the consequences of their year 2000 failures will not materially affect us. The success to date of our year 2000 efforts and the efforts of our third party suppliers and vendors cannot guarantee that year 2000 problems will not materially harm our business and our financial results.

Our current and prospective customers' purchasing plans could be affected by year 2000 issues if they need to expend significant resources to fix their existing systems to become year 2000 compliant. This situation may reduce funds available to purchase our products.

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND SERIOUSLY HARM OUR FINANCIAL CONDITION

As part of our ongoing business development strategy, we consider acquisitions and strategic investments in complementary companies, products or technologies. We are currently evaluating potential transactions and transaction prospects, but do not currently have any agreements or commitments with respect to any acquisition or investment. In the event of any purchases, we could:

 . issue stock that would dilute our current stockholders' percentage ownership;

 . incur debt;

 . assume liabilities;

 . incur amortization expenses related to goodwill and other intangible assets;
  or

 . incur large and immediate write-offs.

Our operation of any acquired business will also involve numerous risks, including:

 . problems combining the purchased operations, technologies or products;

 . unanticipated costs;

 . diversion of management's attention from our core business;

 . adverse effects on existing business relationships with suppliers and customers;

 . risks associated with entering markets in which we have no or limited prior experience; and

 . potential loss of key employees, particularly those of the purchased organizations.

We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future and any failure to do so could disrupt our business and seriously harm our financial condition.

RISKS RELATED TO THE SECURITIES MARKETS

OUR STOCK PRICE MAY BE VOLATILE

An active public market for our common stock may not be sustained. The market for technology stocks has been extremely volatile. The following factors could cause the market price of our common stock to fluctuate significantly:

 . our loss of a major customer;

 . the addition or departure of key personnel;

 . variations in our quarterly operating results;

 . announcements by us or our competitors of significant contracts, new products or product enhancements;

 . acquisitions, distribution partnerships, joint ventures or capital commitments;

 . changes in financial estimates by securities analysts;

 . our sales of common stock or other securities in the future;

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

THERE MAY BE SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK THAT COULD CAUSE OUR STOCK PRICE TO FALL

Our common stock began trading on the Nasdaq National Market on October 22, 1999. To date there have been a limited number of shares trading in the public market. Our proposed follow-on public offering will result in additional shares of our common stock being available on the open market. In addition, certain of our current stockholders hold a substantial number of shares which are currently subject to lock-up agreements or other restrictions limiting such stockholders ability to sell such shares. These stockholders may be able to sell such shares in the public market in the near future. In addition, as of January 29, 2000, options to purchase a total of 17,849,484 shares of common stock were outstanding, which options are subject to vesting schedules. Sales of a substantial number of shares of our common stock in our proposed follow-on public offering or otherwise could cause our stock price to fall.

MANAGEMENT MAY APPLY THE PROCEEDS OF OUR PROPOSED FOLLOW-ON OFFERING TO USES THAT DO NOT INCREASE OUR PROFITS OR MARKET VALUE

Our management team will have considerable discretion in the application of the net proceeds from our proposed follow on public offering. The net proceeds of this offering may be used for corporate purposes that do not increase our profitability or our market value. Pending application of the proceeds, they may be placed in investments that do not produce income or that lose value.

INSIDERS HAVE SUBSTANTIAL CONTROL OVER SYCAMORE AND COULD LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS, INCLUDING CHANGES OF CONTROL

As of January 29, 2000, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 83.2% of our outstanding common stock and it is expected that they will own approximately 77.7% of our outstanding common stock following the completion of our proposed follow on public offering. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

PROVISIONS OF OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT A CHANGE OF CONTROL

Provisions of our amended and restated certificate of incorporation, bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not use derivative financial instruments. The Company generally places its marketable security investments in high credit quality instruments, primarily U.S. Government obligations and corporate obligations with contractual maturities of less than one year. The Company does not expect any material loss from its marketable security investments and therefore believes that the potential interest rate exposure is not material.

The Company operates primarily in the United States, and all sales to date have been made in US dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of business, we become involved in various lawsuits and claims. In addition, we have in certain instances agreed to assume the costs of defending lawsuits brought against our current or prospective employees by their former employers. While the outcome of these matters is not currently determinable, we believe, after consultation with legal counsel, that the outcome will not have a material adverse effect on the results of our operations or our financial position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2000, the stockholders approved amendments to the Company's Articles of Organization to increase the authorized number of shares of the Company's common stock from 250,000,000 to 1,500,000,000. These amendments became effective in January 2000. The Company also effected a three-for-one stock split paid as a 200% stock dividend on February 11, 2000 to stockholders of record as of February 4, 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting held on January 26, 2000, the stockholders of the Company by the affirmative vote of 59,385,637 shares approved an increase in the number of authorized shares of common stock of the Company from 250,000,000 to 1,500,000,000. The number of votes withheld or voted against increasing the number of authorized shares of common stock of the Company was 1,396,471 and the number of abstentions was 7,289.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

(a) List of Exhibits

    Number Exhibit Description
    ------ -------------------

    **3.1 Amended and Restated Certificate of Incorporation of the Company **3.2 Certificate of Amendment to the Amended and Restated Certificate of
           Incorporation of the Company
    **3.3  Amended and Restated By-Laws of the Company
     *4.1  Specimen common stock certificate
    **4.2 See Exhibits 3.1, 3.2, and 3.3 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company
    **4.3 Amendment No. 4 dated as of February 11, 2000 to the Second Amended and Restated Investor Rights Agreement dated February 26, 2000
  +**10.1 Manufacturing Services Agreement between the Company and Celestica Corporation dated February 9, 2000
   **10.2 Lease Agreement between the Company and New Boston Mill Road Limited Partnership dated March 8, 2000
   **10.3 Assignment of Subleases between the Company and Thermedics Detection, Inc. dated March 8, 2000
   **10.4  Promissory Note dated February 5, 1999 between the Company and
           Eric Swanson
     27.1  Financial Data Schedule (Filed Electronically)

----------------
+ Confidential treatment granted to certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

* Filed with the Company's Registration Statement on Form S-1 (File No. 333-84635) filed with the Securities and Exchange Commission by the Company in connection with its initial public offering which became effective October 21, 1999

** Filed with the Company's Registration Statement on Form S-1 (File No. 333-30630) on February 17, 2000, with the Securities and Exchange Commission.

(b) Reports on Form 8-K : The Company filed a Current Report on Form 8-K on February 14, 2000 relating to a three-for-one stock split approved by the Board of Directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Sycamore Networks, Inc.


/s/ Frances M. Jewels
---------------------
Frances M. Jewels
-----------------
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)


Dated:   March 10, 2000

EXHIBIT INDEX

    Number    Exhibit Description
    ------    -------------------

    **3.1     Amended and Restated Certificate of Incorporation of the Company
    **3.2     Certificate of Amendment to the Amended and Restated Certificate
              of Incorporation of the Company
    **3.3     Amended and Restated By-Laws of the Company
     *4.1     Specimen common stock certificate
    **4.2     See Exhibits 3.1,3.2 and 3.3, for provisions of the Certificate of
              Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company
     27.1     Financial Data Schedule (Filed Electronically)

* Filed with the Company's Registration Statement on Form S-1 (File No. 333-84635) filed with the Securities and Exchange Commission by the Company in connection with its initial public offering which became effective October 21, 1999

** Filed with the Company's Registration Statement on Form S-1 (File No. 333-30630) on February 17, 2000, with the Securities and Exchange Commission.