Form 10-Q
period 2000-04-29
SYCAMORE NETWORKS INC
filed 2000-06-12
CIK 1092367

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2000

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
   1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___, and (2) has been
  subject to such filing requirements for the past 90 days. Yes  X   No ___.

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

The number of shares outstanding of the Registrant's Common Stock as of May 31, 2000 was 244,814,474.

Sycamore Networks, Inc.

Index

Part I.  Financial Information
                                                                              Page No.
Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets as of April 29, 2000 and July 31, 1999    3

           Consolidated Statements of Operations for the three and nine months
           ended April 29, 2000 and May 1, 1999                                  4

           Consolidated Statements of Cash Flows for the nine months
           ended April 29, 2000 and May 1, 1999                                  5

           Notes to Consolidated Financial Statements                            6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                   9

Item 3.    Quantitative and Qualitative Disclosure About Market Risk            21

Part II. Other Information

Item 1.    Legal Proceedings                                                    21

Item 2.    Changes in Securities and Use of Proceeds                            22

Item 3.    Defaults Upon Senior Securities                                      22

Item 4.    Submission of Matters to a Vote of Security Holders                  22

Item 5.    Other Information                                                    22

Item 6.    Exhibits and Reports on Form 8-K                                     22

Signature                                                                       24

Exhibit Index                                                                   25

Part I.  Financial Information
Item 1.  Consolidated Financial Statements

Sycamore Networks, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

                                                                        April 29,        July 31,
                                                                             2000            1999
                                                                             ----            ----
Assets
Current assets:
  Cash and cash equivalents                                            $  677,063        $ 21,969
  Marketable securities                                                   508,597           7,020
  Accounts receivable                                                      30,473          11,410
  Inventories                                                              26,641           6,608
  Prepaids and other current assets                                        15,989           5,153
                                                                       ----------        --------
Total current assets                                                    1,258,763          52,160

Property and equipment, net                                                21,453           5,288
Marketable securities                                                     328,418               -
Other assets                                                                2,023             464
                                                                       ----------        --------
Total assets                                                           $1,610,657        $ 57,912
                                                                       ==========        ========

Liabilities, Redeemable Convertible Preferred Stock and
Stockholders' Equity (Deficit)
Current liabilities:
  Current portion of notes payable                                     $        -        $  1,097
  Accounts payable                                                         20,490           5,750
  Accrued compensation                                                      1,816           1,334
  Accrued expenses                                                          5,319           1,751
  Deferred revenue                                                         32,026             472
  Income tax payable                                                        5,026               -
  Other current liabilities                                                   617           1,306
                                                                       ----------        --------
Total current liabilities                                                  65,294          11,710

Notes payable                                                                   -           4,054

Commitments and contingencies

Redeemable convertible preferred stock                                          -          55,771

Stockholders' equity (deficit):
 Preferred stock, $.01 par value, 5,000,000 shares
 authorized; none issued or outstanding                                         -               -
 Common stock, $.001 par value; 1,500,000,000 shares                          245              69
 authorized; 244,793,474 and 69,819,336 shares issued and
 outstanding
 Additional paid-in capital                                             1,607,440          30,780
 Accumulated deficit                                                      (18,114)        (20,183)
 Notes receivable                                                            (280)           (360)
 Deferred compensation                                                    (47,508)        (23,929)
 Accumulated other comprehensive income                                     3,580               -
                                                                       ----------        --------
Total stockholders' equity (deficit)                                    1,545,363         (13,623)
                                                                       ----------        --------

Total liabilities, redeemable convertible preferred stock and
 stockholders' equity (deficit)                                        $1,610,657        $ 57,912
                                                                       ==========        ========

  The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

                                                                    Three Months Ended      Nine Months Ended
                                                                    ------------------      -----------------
                                                                   April 29,     May 1,   April 29,      May 1,
                                                                        2000       1999        2000        1999
                                                                        ----       ----        ----        ----
 Revenues                                                           $ 59,183   $      -    $107,742    $      -
 Cost of revenues (exclusive of the non-cash stock compensation
  expense of $328, $25, $918 and $45, respectively)                   31,367        934      57,103       1,173
                                                                    --------   --------    --------    --------
 Gross profit (loss)                                                  27,816       (934)     50,639      (1,173)

 Operating expenses:
  Research and development (exclusive of the non-cash stock
   compensation expense of $1,032, $202, $3,168 and $292,
   respectively)                                                      14,892      3,334      32,911       6,572
  Sales and marketing (exclusive of the non-cash stock
   compensation expense of $921, $87, $3,448 and $126,
   respectively)                                                       8,062      1,176      16,457       1,598
  General and administrative (exclusive of the non-cash
   stock compensation expense of $858, $278, $1,960 and
   $339, respectively)                                                 1,909        379       3,819         752
  Amortization of stock compensation                                   3,139        592       9,494         802
                                                                    --------   --------    --------    --------
      Total operating expenses                                        28,002      5,481      62,681       9,724

 Loss from operations                                                   (186)    (6,415)    (12,042)    (10,897)

 Interest income, net                                                 13,090        295      17,595         488
                                                                    --------   --------    --------    --------
 Income (loss) before income taxes                                    12,904     (6,120)      5,553     (10,409)

 Provision for income taxes                                            3,484          -       3,484           -
                                                                    --------   --------    --------    --------
 Net income (loss)                                                  $  9,420   $ (6,120)   $  2,069    $(10,409)
                                                                    ========   ========    ========    ========

 Basic net income (loss) per share                                  $   0.05   $  (0.65)   $   0.02    $  (1.13)
 Diluted net income (loss) per share                                $   0.04   $  (0.65)   $   0.01    $  (1.13)

Shares used in calculating:
    Basic net income (loss) per share                                192,723      9,423     135,944       9,248
    Diluted net income (loss) per share                              250,942      9,423     195,915       9,248

Pro forma basic net income (loss) per share (1)                                $  (0.04)   $   0.01    $  (0.10)
Pro forma diluted net income (loss) per share (1)                              $  (0.04)   $   0.01    $  (0.10)

Shares used in calculating:
    Pro forma basic net income (loss) per share                                 137,259     179,070     104,189
    Pro forma diluted net income (loss) per share                               137,259     239,042     104,189

(1) Pro forma basic and diluted net income (loss) per share assumes the conversion of all redeemable convertible preferred stock into common stock as if such conversion occurred at the date of original issuance.

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.
Consolidated Statements of Cash Flows
(in thousands)

                                                                   Nine months ended
                                                                   -----------------
                                                             April 29,              May 1,
                                                                  2000                1999
                                                                  ----                ----
Cash flows from operating activities:
   Net income (loss)                                       $     2,069            $(10,409)
   Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
     Depreciation and amortization                               3,741                 404
     Amortization of stock compensation                          9,494                 802
     Deferred income taxes                                      (2,000)                  -
Changes in operating assets and liabilities:
     Accounts receivable                                       (19,063)                  -
     Inventories                                               (20,033)             (6,220)
     Prepaids and other current assets                          (8,836)               (164)
     Deferred revenue                                           31,554                   -
     Accounts payable                                           14,739               5,479
     Accrued expenses and other current                          8,387                 227
      liabilities                                          -----------            --------
Net cash provided by (used in) operating                        20,052              (9,881)
 activities                                                -----------            --------

Cash flows from investing activities:
     Purchases of property and equipment                       (19,906)             (4,295)
     Purchases of marketable securities                     (1,027,718)             (6,030)
     Maturities of marketable securities                       201,303               6,177
     Increase in other assets                                   (1,559)               (105)
                                                           -----------            --------
Net cash used in investing activities                         (847,880)             (4,253)
                                                           -----------            --------

Cash flows from financing activities:
   Proceeds from issuance of redeemable
    convertible preferred stock, net                                 -              35,150
     Proceeds from issuance of common stock, net             1,487,893                 193
     Payments received for notes receivable                        180                   -
     Proceeds from issuance of notes                                 -               1,000
     Payments on notes payable                                  (5,151)                  -
                                                           -----------            --------
Net cash provided by financing activities                    1,482,922              36,343
                                                           -----------            --------
Net increase in cash and cash equivalents                      655,094              22,209
Cash and cash equivalents, beginning of period                  21,969               1,197
                                                           -----------            --------
Cash and cash equivalents, end of period                   $   677,063            $ 23,406
                                                           ===========            ========

Supplemental cash flow information:
      Cash paid for interest                               $       139            $     48
      Cash paid for income taxes                           $       458            $      -
Supplementary non-cash activity:
       Issuance of common stock in exchange for
        notes receivable                                   $       100            $      -
      Conversion of preferred stock into common
       stock                                               $    55,771            $      -

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.
Notes To Consolidated Financial Statements

1.  Description of Business

Sycamore Networks, Inc. (the "Company") was incorporated in Delaware on February 17, 1998. The Company develops and markets networking products that enable service providers to quickly and cost effectively provide bandwidth and create new high-speed data services. To date, the Company has principally marketed its products in the United States. The Company is subject to risks common to technology-based companies including, but not limited to, the development of new technology, development of markets and distribution channels, dependence on key personnel, and the ability to obtain additional capital as needed to meet its product plans. The Company's ultimate success is dependent upon its ability to successfully develop and market its products.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements, reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. Results for the interim periods are not necessarily indicative of results for the entire fiscal year. These statements should be read in conjunction with the financial statements and related footnotes for the year ended July 31, 1999 included in the Company's Registration Statement on Form S-1 (File No. 333-30630) filed with the SEC.

3.  Net Income (Loss) Per Share and Pro Forma Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Common equivalent shares are composed of unvested shares of restricted common stock and the incremental common shares issuable upon the exercise of stock options and unvested restricted common shares.

Pro forma net income (loss) per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's Series A, B, C and D redeemable convertible preferred stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred at the date of original issuance.

The Company effected a three-for-one stock split paid as a 200% stock dividend on February 11, 2000 to stockholders of record as of February 4, 2000. This stock split has been reflected in the consolidated financial statements for all periods presented.

The following table sets forth the computation of basic and diluted net income
(loss) per share:


                                                                        Three Months Ended      Nine Months Ended
                                                                       ---------------------  ----------------------
                                                                       April 29,     May 1,   April 29,      May 1,
                                                                            2000       1999        2000        1999
                                                                            ----       ----        ----        ----
                                                                          (in thousands, except per share data)
Numerator
     Net income (loss)                                                  $  9,420   $ (6,120)   $  2,069    $(10,409)
                                                                        ========   ========    ========    ========
Denominator
Historical:
          Weighted-average shares of common stock outstanding            240,463     48,893     187,336      42,372
          Weighted-average shares subject to repurchase                  (47,740)   (39,470)    (51,392)    (33,124)
                                                                        --------   --------    --------    --------

    Shares used in calculating basic net income (loss) per share         192,723      9,423     135,944       9,248
          Weighted common stock equivalents                               58,219          -      59,971           -
                                                                        --------   --------    --------    --------
    Shares used in calculating diluted net income (loss) per share       250,942      9,423     195,915       9,248

Net income (loss) per share:
     Basic                                                              $   0.05   $  (0.65)   $   0.02    $  (1.13)
                                                                        ========   ========    ========    ========
     Diluted                                                            $   0.04   $  (0.65)   $   0.01    $  (1.13)
                                                                        ========   ========    ========    ========

Denominator
Pro Forma:
          Weighted-average shares of common stock outstanding                        48,893     230,462      42,372
          Weighted-average number of shares assumed upon
              conversion of redeemable convertible preferred stock                  127,836           -      94,941
          Weighted-average shares subject to repurchase                             (39,470)    (51,392)    (33,124)
                                                                                   --------    --------    --------

       Shares used in calculating pro forma basic net income (loss)
           per share                                                                137,259     179,070     104,189
          Weighted common stock equivalents                                               -      59,972           -
                                                                                   --------    --------    --------
       Shares used in calculating pro forma diluted net income (loss)
           per share                                                                137,259     239,042     104,189
                                                                                   ========    ========    ========

Net income (loss) per share:
     Pro forma basic                                                               $  (0.04)   $   0.01    $  (0.10)
                                                                                   ========    ========    ========
     Pro forma diluted                                                             $  (0.04)   $   0.01    $  (0.10)
                                                                                   ========    ========    ========

Options to purchase 1,796,000, 2,467,000, 572,283 and 1,578,728 shares of common stock at respective average exercise prices of $115.69, $70.71, $0.05 and $0.03 have not been included in the computation of diluted net income (loss) per share for the three and nine months ended April 29, 2000 and May 1, 1999, respectively, as their effect would have been anti-dilutive.

4.  Inventory

Inventory consisted of the following (in thousands):

                                             April 29,           July 31,
                                                  2000               1999
                                                  ----               ----
Raw materials                                  $ 6,058             $2,164
Work in process                                  7,091              3,026
Finished goods                                  13,492              1,418
                                               -------             ------
                                               $26,641             $6,608
                                               =======             ======

5.   Other Comprehensive Income (Loss)

The table below sets forth comprehensive income (loss) as defined by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," for the three and nine months ended April 29, 2000 and May 1, 1999 (in thousands):

                                                          Three Months Ended                    Nine Months Ended
                                                   April 29, 2000      May 1, 1999      April 29, 2000       May 1, 1999
                                                  ----------------  -----------------  -----------------  -----------------
Net income (loss)                                          $ 9,420           $(6,120)             $2,069          $(10,409)
Other comprehensive income, net of tax
   Unrealized holding gain (loss) on investments             2,636                 -               2,613                 -
                                                           -------           -------              ------          --------

Comprehensive income (loss)                                $12,056           $(6,120)             $4,682          $(10,409)
                                                           =======           =======              ======          ========

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

On March 14, 2000, the Company completed a follow-on public offering of 10,200,000 shares of common stock at $150.25 per share. Of the 10,200,000 shares offered, 8,428,401 shares were sold by the Company and 1,771,599 shares were sold by existing stockholders of the Company. The net proceeds of this offering, to the Company, after deducting underwriting discounts and other expenses, were approximately $1.2 billion.

7.   Income Taxes

During the quarter ended April 29, 2000, the Company reduced its valuation allowance related to its deferred tax assets by $2 million as the realization of such assets became probable. The Company currently estimates that its annual effective income tax rate will be approximately 27.0% for the remainder of its fiscal year ending July 31, 2000, primarily due to the reduction in the valuation allowance and the use of its net operating loss carryforwards.

8.   New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts. The Company will adopt SFAS 133 as required by SFAS 137, "Deferral of the Effective Date of FASB Statement No. 133", in fiscal year 2001. To date, the Company has not utilized derivative instruments or hedging activities and, therefore, the Company does not expect the adoption of SFAS 133 to have a material impact on its financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's first quarter of fiscal year 2001. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting in a change in accounting principle. The Company's evaluation of SAB 101 is not yet complete.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events if they had occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its financial position or results of operations.

9.   Subsequent Event

On June 6, 2000, the Company announced a definitive agreement to merge with Sirocco Systems which has been approved by both companies Board of Directors. Under the terms of the agreement, 28.4 million shares of the Company's common stock will be exchanged for all outstanding shares of Sirocco and the company will assume the outstanding options of Sirocco. Based upon the closing price of Sycamore's common stock on June 5, 2000, the deal is valued at approximately $2.9 billion. The transaction, which is subject to customary conditions and regulatory approvals, is expected to be completed during the Company's first fiscal quarter, which ends October 28, 2000, and is expected to be accounted for as a pooling-of-interests.


Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, we wish to caution you that certain matters discussed in this Form 10-Q constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including, without limitation, those risks and uncertainties discussed under the heading `Risk Factors' contained in our Registration Statement on Form S-1 (file no. 333-30630) we filed in connection with our follow-on public offering and other reports we filed from time to time with the SEC and the risks and uncertainties discussed under the captions "Risks Related To Our Business" and "Risks Related to the Securities Market." Forward looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may, "should," "will," and "would" or similar words.

Overview

We develop and market products that transport voice and data traffic over wavelengths of light. Our products enable service providers to quickly and cost effectively provide bandwidth and create new high-speed data services. From our inception in February 1998 through May 1, 1999, our operating activities consisted primarily of research and development, product design, development and testing. During this period, we also staffed and trained our administrative, marketing and sales personnel and began sales and marketing activities. We began shipping our SN 6000 Intelligent Optical Transport product in May 1999, our SN 8000 Intelligent Optical Node in August 1999 and our Silvx Manager Network Management System in November 1999. To date all of our product revenues have been derived from these products. During the quarter ended April 29, 2000, we had a loss from operations but achieved profitability for the first time on a net income basis. During periods prior to our most recent fiscal quarter, we incurred significant losses. As of April 29, 2000, we had an accumulated deficit of $18.1 million. We have not achieved profitability on an annual basis.

Results of Operations

Revenues

Revenues for the three and nine months ended April 29, 2000 were $59.2 million and $107.7 million, respectively, compared to none for the same periods in fiscal 1999. We began shipping the SN 6000 in May 1999, the SN 8000 in August 1999, and Silvx Manager in November 1999. For the three and nine months ended April 29, 2000, one customer accounted for substantially all of our revenues.

Cost of Revenues

Cost of revenues were $31.4 million and $57.1 million for the three and nine months ended April 29, 2000, respectively, compared to $934,000 and $1.2 million for the same periods in fiscal 1999. The increase in cost of revenues is primarily related to increased revenues since we began shipping products in May 1999, as well as headcount increases in our manufacturing overhead and customer service organizations, warranty and other period costs. We expect cost of revenues to continue to increase as net revenues increase.

Research and Development Expenses

Research and development expenses increased $11.6 million to $14.9 million for the three months ended April 29, 2000 compared to $3.3 million for the same period in fiscal 1999. Research and development expenses increased $26.3 million to $32.9 million for the nine months ended April 29, 2000 compared to $6.6 million for the same period in fiscal 1999. The increases in expenses were primarily due to increased costs associated with a significant increase in personnel and personnel-related expenses, increases in non-recurring engineering costs and increases in prototype expenses for the design and development of new products as well as enhancements to existing products. Research and development is essential to our future success and we expect the dollar amounts of research and development expenses will increase in future periods to support the continued development of our intelligent optical transport and optical switching products as well as new or complementary technologies.

Sales and Marketing Expenses

Sales and marketing expenses increased $6.9 million to $8.1 million for the three months ended April 29, 2000 compared to $1.2 million for the same period in fiscal 1999. Sales and marketing expenses increased $14.9 million to $16.5 million for the nine months ended April 29, 2000 compared to $1.6 million for the same period in fiscal 1999. The increases in expenses reflect the hiring of additional sales and marketing personnel, sales based commissions, additional office space and marketing program costs, including web development, trade shows and new product launch activities. We intend to continue to expand our domestic and international sales force and marketing efforts, and as a result, expect that the dollar amounts of sales and marketing expenses will increase in future periods.

General and Administrative Expenses

General and administrative expenses increased $1.5 million to $1.9 million for the three months ended April 29, 2000 compared to $379,000 for the same period in fiscal 1999. General and administrative expenses increased $3.1 million to $3.8 million for the nine months ended April 29, 2000 compared to $752,000 for the same period in fiscal 1999. The increases in expenses reflect the hiring of additional general and administrative personnel and expenses necessary to support increased levels of business activities. We expect that the dollar amounts of general and administrative expenses will increase in future periods as a result of expansion of business activity and increases in the number of our employees.

Amortization of Stock Compensation

Amortization of stock compensation expense was $3.1 million and $9.5 million for the three and nine months ended April 29, 2000, respectively, and $592,000 and $802,000 for the same period in fiscal 1999. Amortization of stock compensation expense primarily resulted from the granting of stock options and restricted shares with an exercise or sale prices which were deemed to be below fair market value. Amounts for the three and nine months ended April 29, 2000 also include $295,000 and $1.4 million, respectively, of compensation expense associated with the grant of options to purchase common stock to non-employees and consultants. Amortization of stock compensation relating to these grants is expected to impact our reported results of operations through the first quarter of fiscal 2005.

Interest Income, Net

Interest income, net increased $12.8 million to $13.1 million for the three months ended April 29, 2000 compared to $295,000 for the same period in fiscal 1999. Interest income, net increased $17.1 million to $17.6 million for the nine months ended April 29, 2000 compared to $488,000 for the same period in fiscal 1999. The increase in interest income primarily reflects the invested proceeds from our two public offerings within fiscal year 2000.

Provision for Income Taxes

During the quarter ended April 29, 2000, we reduced our valuation allowance related to our deferred tax assets by $2 million as the realization of such assets became probable. We currently estimate that our annual effective income tax rate will be approximately 27.0% for the remainder of our fiscal year ending July 31, 2000, primarily due to the reduction in the valuation allowance and the use of our net operating loss carryforwards.

Liquidity and Capital Resources

As of April 29, 2000, we had $677.1 million in cash and cash equivalents, $508.6 million in marketable securities and $328.4 million in long-term marketable securities and investments. We have primarily financed our operations through the sale of equity securities and through borrowings on long-term debt agreements for the purchase of capital equipment. We completed our initial public offering of 22,425,000 common shares in October 1999 and raised approximately $263.0 million, net of offering costs. We completed a follow-on public offering of 10,200,000 common shares in March 2000, of which we sold 8,428,401 common shares and existing stockholders sold 1,771,599 common shares. In this follow-on offering, we raised approximately $1.2 billion, net of offering costs. We primarily invest excess funds in investment grade short-term money market funds, commercial paper, government and non-government debt securities.

Cash provided by operating activities for the nine months ended April 29, 2000 was $20.1 million, compared to $9.9 million cash used in the nine months ended May 1, 1999. The increase in cash provided by operating activities is primarily due to decreased net losses and increased non-cash charges for amortization of stock compensation and depreciation, increased accrued expenses, deferred revenue and accounts payable, partially offset by increased inventory purchases and accounts receivable.

Cash used in investing activities was $847.9 million in the nine months ended April 29, 2000, compared to $4.3 million for the nine months ended May 1, 1999. The increase in net cash used in investing activities reflects the net investment of our public offerings proceeds into marketable securities and increased purchases of property and equipment, primarily for computers and test equipment for our development and manufacturing activities.

Cash provided by financing activities was $1.5 billion in the nine months ended April 29, 2000, compared to $36.3 million for the nine months ended May 1, 1999. The increase in cash provided by financing activities is primarily due to net proceeds raised through our public offerings and the exercise of stock options.

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

Although we believe that our current cash will be sufficient to fund our operations for at least the next 12 months, there can be no assurance that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on terms acceptable to us or at all.

Year 2000 Computer Systems Compliance

To date, the results of our year 2000 readiness plan indicate that our assessment, improvement and testing program succeeded in providing us with a smooth transition to the year 2000. We have not experienced any significant year 2000 disruptions with our products, our internal information technology systems or our major vendors. Based on our experience to date, we do not anticipate incurring material expenses or experiencing any material operational disruption related to the year 2000 transition. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

Risks Related to Our Business

We Expect That Substantially All Of Our Revenues Will Be Generated From A Limited Number Of Customers, And That Our Revenues Will Not Grow If We Do Not Successfully Sell Products To These Customers

We currently have a limited number of customers, one of whom, Williams Communications, accounts for a substantial amount of our revenues to date. Williams is not contractually committed to purchase any minimum quantities of products from us. We expect that in the foreseeable future a substantial amount of our revenues will continue to depend on sales of our intelligent optical networking products to Williams and a limited number of potential new customers. The rate at which our current and prospective customers purchase products from us will depend, in part, on their success in selling communications services based on these products to their own customers.

Any failure of current or prospective customers to purchase products from us for any reason, including any determination not to install our products in their networks or downturn in their business, would seriously harm our financial condition or results of our operations.

We Have Been In Business For A Short Period Of Time And Your Basis For Evaluating Us Is Limited

We were founded in February 1998. We shipped our SN 6000 Intelligent Optical Transport product in May 1999, our SN 8000 Intelligent Optical Node in August
1999 and our SilvxManager Network Management System in November 1999.   We have
limited meaningful historical financial data upon which to base projected revenues and planned operating expenses and upon which investors may evaluate us and our prospects. In addition, our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are and will continue to be fixed. You should consider the risks and difficulties frequently encountered by companies like ours in a new and rapidly evolving market. Our ability to sell products, and the level of success, if any, we achieve, depends, among other things, on the level of demand for intelligent optical networking products, which is a new and rapidly evolving market.

Our Failure To Increase Our Revenues Would Prevent Us From Maintaining Profitability

We have a history of losses and have not achieved profitability on an annual basis. While we had a loss from operations in the quarter ended April 29, 2000, we achieved profitability for the first time in this quarter on a net income basis. We may not sustain profitability on a quarterly basis or achieve profitability on an annual basis. We cannot assure you that our revenues will grow or that we will generate sufficient revenues to sustain profitability. We have large fixed expenses and we expect to continue to incur significant and increasing sales and marketing, product development, administrative and other expenses. Although our revenue has grown in recent quarters, we cannot be certain that our revenue growth will continue or increase in the future or that we will realize sufficient revenues to be profitable on an annual or quarterly basis.

We Are Entirely Dependent On Our Line Of Intelligent Optical Networking Products And Our Future Revenue Depends On Their Commercial Success

Our future growth depends on the commercial success of our line of intelligent optical networking products. To date, our SN 6000 Intelligent Optical Transport product, SN 8000 Intelligent Optical Network Node and our Silvx Manager Network Management System are the only products that have been shipped to customers.
Our newest product is the SN 16000 Intelligent Optical Switch. This product is currently in the test stage. We intend to develop and introduce new products and enhancements to existing products in the future. We cannot assure you that we will be successful in completing the development or introduction of these products. Failure of our current or planned products to operate as expected could delay or prevent their adoption. If our target customers do not adopt, purchase and successfully deploy our current and planned products, our revenues will not grow significantly.

Because Our Products Are Complex And Are Deployed In Complex Environments, They May Have Errors Or Defects That We Find Only After Full Deployment, Which Could Seriously Harm Our Business

Our intelligent optical networking products are complex and are designed to be deployed in large and complex networks. Because of the nature of the products, they can only be fully tested when completely deployed in very large networks with high amounts of traffic. Our customers may discover errors or defects in the hardware or the software, or the product may not operate as expected after it has been fully deployed. If we are unable to fix errors or other problems that may be identified in full deployment, we could experience:

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

We do not have internal manufacturing capabilities. We rely on a small number of contract manufacturers to manufacture our products in accordance with our specifications, and to fill orders on a timely basis. We have a supply contract with Celestica Corporation, which provides comprehensive manufacturing services, including assembly, test, control and shipment to our customers, and procures material on our behalf. We may not be able to effectively manage our relationship with Celestica, and Celestica may not meet our future requirements for timely delivery. Each of our contract manufacturers also builds products for other companies, and we cannot assure you that they will always have sufficient quantities of inventory available to fill orders placed by our customers or that they will allocate their internal resources to fill these orders on a timely basis. Except for our contract with Celestica, which is cancelable by Celestica without cause on one-year's advance notice, we do not have any on-going supply contracts with any other manufacturers. At present, we purchase products from these other manufacturers on a purchase order basis. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming and could result in a significant interruption in the supply of our products. If we are required or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

We Rely On Single Sources For Supply Of Certain Components And Our Business May Be Seriously Harmed If Our Supply Of Any Of These Components And Other Components Is Disrupted

We currently purchase several key components, including commercial digital signal processors, RISC processors, field programmable gate arrays, SONET transceivers and erbium doped fiber amplifiers, from single or limited sources. We purchase each of these components on a purchase order basis and have no long-term contracts for these components. Although we believe that there are alternative sources for each of these components, in the event of a disruption in supply, we may not be able to develop an alternate source in a timely manner or at favorable prices. Such a failure could hurt our ability to deliver our products to our customers and negatively affect our operating margins. In addition, our reliance on our suppliers exposes us to potential supplier production difficulties or quality variations. Any such disruption in supply would seriously impact present and future sales and revenue. Further, the optical component industry is expanding rapidly and manufacturers of optical components may be unable to meet the unpredictable and growing demand for components. Because optical components are integrated into our products, a shortage or decrease in supply would seriously impact our future sales and revenue.

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

Many of our customers will require that our products be specifically designed to interface with their existing networks, each of which may have different specifications and utilize multiple protocol standards. Our customers' networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must interoperate with all of the products within these networks as well as future products in order to meet our customers' requirements. The requirement that we modify product design in order to achieve a sale may result in a longer sales cycle, increased research and development expense and reduced margins on our products. If we find errors in the existing software used in our customers' networks, we will have to modify our products to fix or overcome these errors so that our products will interoperate and scale with the existing software and hardware. If our products do not interoperate with those of our customers' networks, installations could be delayed, orders for our products could be cancelled or our products could be returned. This would also seriously harm our reputation, all of which could seriously harm our business and prospects.

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

Our Failure To Continually Improve Our Internal Controls And Systems, And Hire Needed Personnel, Could Impair Our Future Growth

We have expanded our operations rapidly since our inception. We continue to increase the scope of our operations and have grown our headcount substantially. For example, at July 31, 1999, we had a total of 148 employees and at April 29, 2000, we had a total of 407 employees. In addition, we plan to continue to hire a significant number of employees this fiscal year. Our growth has placed, and our anticipated growth will continue to place, a significant strain on our management systems and resources. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial, managerial and manufacturing controls and reporting systems, and will need to continue to expand, train and manage our work force worldwide. We may not be able to implement adequate control systems in an efficient and timely manner. Competition for highly skilled personnel is intense, especially in the New England area. Any failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could impair our growth.

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

Any Acquisitions We Make Could Disrupt Our Business And Seriously Harm Our Financial Condition

As part of our ongoing business development strategy, we consider acquisitions and strategic investments in complementary companies, products or technologies. On June 6, 2000 we announced our intention to acquire Sirocco Systems, Inc., and may also evaluate other potential transactions and transaction prospects. In the event of any purchases, we could:

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

Risks Related to The Securities Market

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

There May Be Sales Of A Substantial Amount Of Our Common Stock That Could Cause Our Stock Price To Fall

Shares of our common stock from our follow-on offering began trading on the Nasdaq National Market on March 14, 2000. Certain of our current stockholders hold a substantial number of shares which are currently subject to lock-up agreements or other restrictions limiting such stockholders ability to sell such shares. These stockholders may be able to sell such shares in the public market in the near future. In addition, as of April 29, 2000, options to purchase a total of 24,479,310 shares of common stock were outstanding, which options are subject to vesting schedules.

Insiders Own A Substantial Number of Sycamore Shares And Could Limit Your Ability To Influence The Outcome Of Key Transactions, Including Changes of Control

As of April 29, 2000, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 61.5% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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


Item 3. Quantitative and Qualitative Disclosure About Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including; commercial paper, certificates of deposit, money market funds and government and non-government debt securities. These available for sale securities are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at April 29, 2000, the fair value of the portfolio would decline by approximately $6.7 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

Exchange Rate Sensitivity

We operate primarily in the United States, and all sales to date have been made in US dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.


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

Item 2. Changes in Securities and Use of Proceeds

We effected a three-for-one stock split paid as a 200% stock dividend on February 11, 2000 to stockholders of record as of February 4, 2000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

(a) List of Exhibits

        Number      Exhibit Description
        ------      -------------------

        **3.1       Amended and Restated Certificate of Incorporation
        **3.2       Certificate of Amendment to the Amended and Restated
                    Certificate of Incorporation
        **3.3       Amended and Restated By-Laws
        * 4.1       Specimen common stock certificate
        **4.2       See Exhibits 3.1 and 3.2, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock
        *4.3        Second Amended and Restated Investor Rights Agreement dated
                    February 26, 1999, as amended by Amendment No. 1 dated as of July 23, 1999.
        **4.4       Amendment No. 2 dated as of August 5, 1999 to the Second
                    Amended and Restated Investor Rights Agreement dated
                    February 26, 1999.
        **4.5       Amendment No. 3 dated as of September 20, 1999 to the Second
                    Amended and Restated Investor Rights Agreement dated
                    February 26, 1999.
        **4.6       Amendment No. 4 dated as of February 11, 2000 to the Second
                    Amended and Restated Investor Rights Agreement dated
                    February 26, 1999.
       **+10.1      Manufacturing Services Agreement between Sycamore Networks and Celestica Corporation dated February 9, 2000.
        **10.2      Promissory Note dated February 5, 2000 between Sycamore
                    Networks and Eric Swanson.
        **10.3      Lease Agreement between Sycamore Networks and New Boston
                    Mill Road Limited Partnership dated March 8, 2000.
        **10.4      Assignment of Subleases between Sycamore Networks and
                    Thermedics Detection, Inc. dated March 8, 2000.
          10.5      Lease Agreement between Sycamore Networks and Farley White
                    Associates, LLC dated March 23, 2000
          27.1      Financial Data Schedule (Filed Electronically)

* Incorporated by reference to Sycamore Network's Registration Statement on Form S-1 (Registration Statement File No. 333-84635).

** Incorporated by reference to Sycamore Network's Registration Statement on Form S-1 (Registration Statement File No. 333-30630).

+   Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K : We filed a Current Report on Form 8-K on February 14, 2000 relating to a three-for-one stock split approved by the Board of Directors.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Sycamore Networks, Inc.


/s/ Frances M. Jewels
---------------------
Frances M. Jewels
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)


Dated:   June 12, 2000

Exhibit Index


     Number    Exhibit Description
     ------    -------------------

      **3.1    Amended and Restated Certificate of Incorporation
      **3.2    Certificate of Amendment to the Amended and Restated Certificate
               of Incorporation
      **3.3    Amended and Restated By-Laws
      * 4.1    Specimen common stock certificate
      **4.2    See Exhibits 3.1 and 3.2, for provisions of the Certificate of
               Incorporation and By-Laws of the Registrant defining the rights of holders of common stock
       *4.3    Second Amended and Restated Investor Rights Agreement dated
               February 26, 1999, as amended by Amendment No. 1 dated as of July
               23, 1999.
      **4.4    Amendment No. 2 dated as of August 5, 1999 to the Second Amended and Restated Investor Rights Agreement dated February 26, 1999
      **4.5    Amendment No. 3 dated as of September 20, 1999 to the Second
               Amended and Restated Investor Rights Agreement dated February 26,
               1999
      **4.6    Amendment No. 4 dated as of February 11, 2000 to the Second
               Amended and Restated Investor Rights Agreement dated February 26,
               1999
    **+10.1    Manufacturing Services Agreement between Sycamore Networks and
               Celestica Corporation dated February 9, 2000.
     **10.2    Promissory Note dated February 5, 2000 between Sycamore Networks and Eric Swanson
     **10.3    Lease Agreement between Sycamore Networks and New Boston Mill
               Road Limited Partnership dated March 8, 2000.
     **10.4    Assignment of Subleases between Sycamore Networks and Thermedics
               Detection, Inc. dated March 8, 2000.
       10.5    Lease Agreement between Sycamore Networks and Farley White
               Associates, LLC dated March 23, 2000
       27.1    Financial Data Schedule (Filed Electronically)


* Incorporated by reference to Sycamore Network's Registration Statement on Form S-1 (Registration Statement File No. 333-84635).

** Incorporated by reference to Sycamore Network's Registration Statement on Form S-1 (Registration Statement File No. 333-30630).

+ Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.