Form 10-K405
period 2000-07-31
SYCAMORE NETWORKS INC
filed 2000-10-24
CIK 1092367

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ------------
                                   FORM 10-K

(Mark One)

[_]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
   For the fiscal year ended July 31, 2000 OR

[X]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
   For the transition period from       to

                       Commission File Number: 000-27273

                            SYCAMORE NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                  04-3410558
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification No.)

                                150 Apollo Drive
                        Chelmsford, Massachusetts 01824
                    (Address of principal executive office)

                                 ------------

       Registrant's telephone number, including area code: (978) 250-2900

        Securities registerd pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK $0.001 PAR VALUE
                                (Title of class)

                                 ------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of September 29, 2000 there were 272,765,327 shares outstanding of the registrant's common stock, $0.001 par value. As of that date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $16,575,600,000.

                                 ------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   PART III--Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 14, 2000 are incorporated by reference into Part III (Items 10, 11, 12 and 13) to this Form 10-K.

================================================================================

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

   Our prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. Our future results may differ materially from our historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and the Results of Operations--Factors that May Affect Future Results." Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

Overview

   We develop and market software-based intelligent optical networking products that enable network service providers to quickly and cost-effectively provide bandwidth and create new high speed data services. We believe that the existing public network is unable to meet the demands of high speed data applications that are driving network growth. As data traffic on the public network continues to grow at rates that surpass available network capacity, we believe that service providers require new solutions to relieve network congestion and create new data services. Our intelligent optical networking products are designed to allow service providers to deploy, manage and optimize the performance of their fiber optic networks. Our products are based on a common software architecture that we believe will accelerate our release of new products and enable our customers to upgrade with minimal network impact and operator training. We have designed our products to protect service providers' existing investment in fiber optic and transmission equipment and provide a migration path to the next generation optical public network infrastructure. Our recent acquisition of Sirocco Systems, Inc. expanded our product portfolio to include optical networking products designed for the emerging optical edge market.

Industry Background

 Increase in Data Traffic on the Public Network

   Over the past decade, the volume of high speed data traffic across the public network has grown significantly, reflecting the increasing use of the network for Internet access, electronic mail communications, electronic commerce, remote access by telecommuters and other network data transmission services. To meet the growth in the demand for high speed data services, service providers are investing significantly to upgrade the public network infrastructure, which was originally built for voice traffic. Service providers are laying fiber optic cable and installing transmission equipment which transforms the fiber from available capacity to usable bandwidth by lighting the fiber. Recent investments in building and enhancing the transmission capability of the public network have been spread across SONET/SDH equipment, dense wave division multiplexing equipment, known as DWDM, and optical networking equipment.

 Existing Public Network Transmission Infrastructure

   Despite these investments, service providers are still unable to quickly respond to the bandwidth demands of their customers. We believe that this inability is due in large part to the transmission architecture of the existing public network. This architecture is based upon telecommunications standards, referred to as SONET in North America and SDH elsewhere in the world, which set the hierarchical characteristics for transmitting optical signals. A SONET/SDH network typically consists of three primary components:

  . fiber optic cable that serves as the physical transmission medium and provides the available capacity;

  . DWDM equipment, which multiplies the transmission capacity of a specific fiber by dividing a single strand into multiple lightpaths, or wavelengths; and

  . SONET/SDH transmission equipment, which converts data traffic from an electrical signal to an optical signal for transport over the fiber network.

   In the current public network transmission infrastructure, the ability to manage data resides in the SONET/SDH equipment which converts the data traffic from an electrical signal to an optical signal which is transmitted over the fiber. The optical fiber itself is only a physical transmission medium with no imbedded intelligence. As a result, moving data through the network involves the following complex processes that add cost and make scaling difficult:

  . Traffic enters the network as an electrical signal and is converted by the SONET/SDH equipment into an optical signal for transmission across the network;

  . At each network transit point, the optical data traveling across the network is terminated at a SONET/SDH network terminal;

  . The optical data is then converted into an electrical signal and examined to see which portions of the data are to be extracted from the network at that transit point; and

  . The data is then converted back to an optical signal by the SONET/SDH equipment for transport to the next network transit point, where the process is repeated.

 Limitations of the Existing Public Network Transmission Infrastructure

   The SONET/SDH network architecture was originally designed to transport voice traffic rather than for today's high speed data services. Unlike voice traffic, which is generally characterized by slow growth and stable demand, data traffic is characterized by rapid growth and unpredictable demand. Data networks must be capable of being deployed cost-effectively and expanded quickly.

   The SONET/SDH network architecture, however, is not sufficiently flexible to meet these requirements. Generally, the process of expanding the capacity of a SONET/SDH network is time-consuming and requires significant capital investment by the service provider.

   In today's competitive environment, long lead times for service provisioning and significant purchase commitments are often not compatible with the need of service providers to rapidly and cost-effectively deploy new services and be responsive to their customer demand. To manage the frequently unpredictable demand of data traffic, service providers need to move toward a "just-in-time" investment and service delivery model allowing them to introduce and expand services when and where needed in response to demand. The migration to a "just-in-time" model will require a public network architecture that is scalable, flexible and cost-effective and that is capable of supporting the anticipated growth in high speed data communications services.

The Sycamore Solution

   We develop and market software-based intelligent optical networking products that enable service providers to quickly and cost-effectively provide bandwidth and create new high speed data services. Our products are designed to move data directly onto the fiber without a requirement for intermediary SONET/SDH equipment. Once on the optical network, data moves through the network without the need to convert the optical signals to electrical signals at each network transit point. We believe that adding intelligence to the optical network enhances the functionality of the network and preserves the management and restoration benefits of SONET/SDH, while providing the capacity benefits of DWDM. Our products provide the tools to enable service providers to utilize, restore, provision and maintain intelligent optical networks and optimize the performance of these networks, while providing a migration path to the next generation optical network.

 Key benefits of our solution include the following:

   Improves Network Flexibility and Scalability. Our software-based products are designed to allow service providers to improve the flexibility and scalability of their networks without the long lead times and large, upfront capital investment presently required for a network buildout. The software-based capabilities of our products will permit service providers to change and upgrade their network infrastructure and services without significant hardware changes or additions. This improved flexibility and scalability will enable service providers to more easily expand their network architecture, support new high speed data applications and introduce value-added services for the benefit of their customers.

   Enables Rapid Service Delivery. The competitive marketplace facing service providers and the pace of technological change require that the public network infrastructure be adaptable to accommodate rapid changes in the demand for service. Our products are designed to shorten the time it takes for service providers to increase bandwidth and provide services, thereby enabling our customers to introduce network services on a rapid basis in response to their customers' demand. We believe that this flexibility will be cost-effective for service providers because it will enable them to increase capacity based on current, rather than forecasted, market demand for their services.

   Facilitates Introduction of New Data Services and Creation of New Revenue Opportunities for Service Providers. Because our products are software-based, we are able to rapidly introduce new features into our products, which can in turn be offered by service providers to their customers as new services or service enhancements. We believe that these added features will provide revenue opportunities for our customers and will enable them to differentiate their network services from those of their competitors. We have designed a comprehensive network management solution, which will enable service providers to monitor the performance of their network, isolate and manage network faults, and otherwise manage their network on a real-time basis. With our network management system, service providers will be able to offer value-added services such as customer network management to their customers.

   Protects Existing Investments. Our products are designed to enable our customers to increase the functionality and improve the performance of their networks without sacrificing their infrastructure investments in SONET/SDH equipment. Our products are designed to facilitate a gradual migration from existing electro-optical SONET/SDH networks to all-optical networks. Service providers will be able to introduce our products into an existing optical network environment, when and where needed, without replacing the current architecture. For example, over a common fiber infrastructure, a service provider's existing SONET/SDH network could be used to continue to support low speed voice and data services, while new higher speed data services could be supported by our intelligent optical network products. Furthermore, the common software architecture, which will serve as the basis for our future products, is intended to ensure the continued interoperability and manageability of our products as our product line evolves.

   Provides the Ability to Deploy an Integrated Optical Networking Solution From the Edge of the Public Network Through the Core. Our transport, switching and management product portfolio is designed to enable service providers to extend the scaling and service provisioning benefits of intelligent optical networking throughout the network with an integrated solution from the edge to the core. Our use of a common software architecture and management system across our entire product portfolio will simplify service creation, provisioning and management for service providers, thereby enabling them to improve their time to market for new services.

Strategy

   Our objective is to be the leading provider of intelligent optical networking products. Key elements of our strategy include the following:

   Offer End-to-End Optical Network Solutions To Customers. We offer a full range of intelligent optical networking products to our customers. Our commercially available products help service providers improve the utilization of fiber optic capacity that has already been deployed in the network. Our SN 16000 optical switch is designed to facilitate the creation of meshed network environments. A meshed-based network provides greater flexibility than a ring-based network and provides for more direct routes between network points, enabling more efficient network restoral or redundancy schemes. In addition, we intend to differentiate ourselves from our competition by offering other products that will enable customers to utilize, restore and provide data services over wavelengths and monitor and improve the performance level of network traffic.

   Collaborate With Customers To Generate Demand For High Speed Data
Services. We work collaboratively with our customers to help them identify and create new high speed data services. Our professional services team provides assistance in such areas as network planning, design, implementation and service launch to facilitate the introduction of these services. By helping our customers to create new services, we help generate additional revenue opportunities for our customers and drive additional demand for our products.

   Utilize Software-Based Product Architecture. Our products utilize a common software-based architecture that permits improved flexibility and interoperability and expanded network management capabilities. The common architecture is designed to reduce the complexity of introducing new software revisions across the network. We believe that this architecture will accelerate the release of new products and enable our customers to upgrade with minimal network impact and operator training.

   Incorporate Commercially Available Optical Hardware Components. We use commercially available optical hardware components in our products wherever feasible. We believe that by using these third-party components, we benefit from the research and development of the vendors of these products, as well as from the efficiencies of scale that these vendors generate by producing the components in higher volumes. As a result of our use of these components, we believe that we can more quickly bring to market a broad-based product line at a lower cost than if we had utilized proprietary components.

   Outsource Manufacturing. We outsource the manufacturing of our products to reduce our cost structure and to maintain our focus on the development of value-added software. We believe that most optical networking companies have manufactured their own products in order to implement specialized manufacturing techniques historically required for optical componentry. However, we believe that the quality and consistency of optical manufacturing techniques have advanced significantly and that, as a result, it is now possible to engage third party manufacturers to build our products without sacrificing quality or performance.

   Focus On Just-In-Time Implementation. Our product architecture strategy is to develop products that will enable service providers to expand and upgrade their networks in response to demand on a "just-in-time" basis. Our software-based product architecture is designed to help us achieve this goal. Our software capabilities support a modular "plug and play" hardware architecture which is designed to allow new and enhanced modules to be easily and nondisruptively inserted into the network as optical component technology advances.

   Capitalize On Extensive Industry Experience. We have significant management, engineering and sales experience in the networking and optics industries and long-standing relationships with key personnel in our target customer base. We believe that our experience and relationships will be important in enabling us to develop products to meet our customers' needs and to penetrate our target market.

Products and Technology

 Product Architecture

   Our software-based intelligent optical networking products are designed to enable service providers to use their existing optical network infrastructure to deliver high speed end-to-end services to meet the bandwidth intensive needs of data applications. Our products are designed to enable service providers to offer high speed services over wavelengths directly from the optical network.

   Our product architecture is designed to provide the following benefits:

  . lowered network infrastructure cost by reducing the number of optical-to-electrical-to-optical conversions required to transmit data traffic across the network;

  . network simplification by eliminating the need for a separate layer of SONET/SDH equipment for new services;

  . more rapid service delivery by enabling automated end-to-end provisioning of services;

  .  non-disruptive network upgrades through advanced software capabilities;

  . a practical migration path from a SONET/SDH architecture to an all-optical network; and

  . new revenue opportunities for service providers through advanced features that support value-added service offerings.

   We believe that the acceptance and implementation of intelligent optical networking technology by service providers will be driven by high speed data service demands and network scaling requirements. Our product strategy will allow service providers to migrate from today's SONET/SDH network architecture to an intelligent optical network while preserving their investment in the existing network.

 Sycamore's intelligent optical networking products incorporate the following features:

   Intelligent Optical Networking Software. Our product line shares a common software base. This software foundation allows us to minimize product development time by leveraging our software architecture across multiple product lines. Our software architecture is designed to provide service providers with tools to continue to evolve their network without requiring the replacement of existing infrastructure. In addition, the architecture is designed to enable service providers to rapidly absorb new optical technology and functionality into the network with minimal effort, training and incremental investment. Software-based features such as topology discovery, system self-inventory and dynamic power balancing will allow service providers to quickly respond to customer needs. Additionally, advances in optical components, such as new lasers, filters, and amplifiers, can be quickly integrated within this software-based environment.

   SONET/SDH Functionality. Our products are designed to provide the optical interfaces and management and restoration capabilities traditionally offered on SONET/SDH equipment. By supporting these capabilities within the optical domain, rather than the electrical domain, service providers can directly offer services without the need for separate SONET/SDH products.

   DWDM Technology. DWDM technology creates capacity by multiplying the number of wavelengths that a single fiber can support. We integrate commercially available DWDM optical technology into our products, providing a comprehensive solution for our customers' multiplexing needs.

   Network Management. Our network management products are designed to provide end-to-end management and control of the intelligent optical network. Network management functions include fault management, configuration management, accounting management, performance management and security management. Comprised of SilvxManager, a network management platform, and SilvxSource, a system-resident management application, our network management products constitute a distributed solution designed to provide end-to-end management of the intelligent optical network. Our network management products are designed to manage Sycamore's intelligent optical networking products, provide for the management of third party products and integrate with other operating support systems when introduced into an existing network environment.

Sycamore's Intelligent Optical Networking Products

   SN 3000. The SN 3000 is an optical access switch that is being designed to perform aggregation, grooming and switching functions, primarily in the metro layer of optical networks. The SN 3000 will be a highly redundant system designed for central office applications. Its compact design is intended to provide extremely high port density and efficient space utilization. Featuring an integrated optical subsystem for DWDM trunking and wavelength cross-connect, SN 3000 platforms will gather traffic from existing SONET/SDH rings or directly from subscribers and support a full complement of service interfaces.

   SN 4000. The SN 4000 is an optical edge switch that is being designed for use in the metro optical networks. A single SN 4000 is intended to support up to 12 OC-192 ports (capable of transmitting 9.953 gigabits of information per second) or 48 OC-48 ports (capable of transmitting 2.488 gigabits of information per second), which can be interconnected as needed. The SN 4000 will provide regional aggregation and switching, gather traffic from SN 3000-based metro networks and existing SONET add/drop multiplexers and cross-connects.

   SN 6000. The SN 6000 is an intelligent optical transport product designed specifically to work within an existing SONET/SDH network. The SN 6000 enables high speed services over fiber optic wavelengths and can be overlaid on top of the existing network. The SN 6000 will allow a service provider to begin the migration from a SONET/SDH network to an intelligent optical network.

   SN 8000. The SN 8000 is an intelligent optical transport product that provides high speed services over fiber optic wavelengths for access, interoffice, regional and backbone networks. The SN 8000 provides a complete stand-alone optical networking solution and can be configured in point-to-point, linear or ring applications. The SN 8000 can be overlaid on top of existing SONET/SDH networks, allowing service providers to implement optical networking technology when and where needed, without replacing an installed infrastructure.

   SN 10000. The SN 10000 is an intelligent optical transport product that will be used to provide high speed services over fiber optic wavelengths in high capacity long distance and ultra long distance backbone networks. The SN 10000 is being designed to provide a complete stand-alone networking solution and to be capable of being configured in point-to-point, linear, ring or mesh applications.

   SN 16000. The SN 16000 is an intelligent optical switch for end-to-end wavelength switching and routing, which is necessary for the creation of a meshed topology network. The SN 16000 supports incremental network growth through a modular architecture and has been designed to coexist with all of our product offerings, as well as other third-party optical networking products.

   SilvxSource and SilvxManager. The SILVX optical network management system provides end-to-end management of data communications services across a service provider's optical network. SILVX simplifies network configuration, network provisioning and network management by implementing many of today's manual and labor-intensive network management processes within software. Additionally, SILVX allows service providers to offer network management-based services to their customers. SilvxSource software runs on the intelligent optical network elements on all of our product offerings and the SilvxManager software runs on a centralized management station.

Customers

   Our target customer base includes new and established local voice and data service providers, long distance carriers, Internet service providers, cable operators, PTTs (foreign telephone companies) and carriers who provide service to other customers. During fiscal years 2000 and 1999, shipments of products to one customer, Williams Communications, Inc. accounted for 92% and 100% of our revenues, respectively. Our other customers include: 360networks inc., Enron Broadband Services, Global NAPS, Inc., LDComm Networks, Utfors AB and Storm Communications.

Sales and Marketing

   We sell our products through a combination of a direct sales force and global distribution network. As of July 31, 2000, after giving effect to our acquisition of Sirocco, our sales and marketing organization consisted of 153 employees, of which:

  .  90 are located in our headquarters in Chelmsford, Massachusetts;

  . 44 are located in a total of 6 sales and support offices around the United States; and

  . 19 were located in 6 sales offices in Germany, Korea, United Kingdom, Japan, France and Switzerland.

   Our marketing objectives include building market awareness and acceptance of Sycamore and our products as well as generating qualified customer leads.
We send out direct mail and attend trade shows, and provide information about our company and our products on our Web site. We also conduct public relations activities, including interviews and demonstrations for industry analysts.

   Our professional services team works collaboratively with our customers and prospective customers to help them identify and create new high speed data services that they can offer to their customers. We believe that this assistance is an integral aspect of our sales and marketing efforts which will help drive additional demand for our products.

Research and Development

   Our future success depends on our ability to increase the performance of our products, to develop and introduce new products and product enhancements and to effectively respond to our customers' changing needs. Our research and development team is primarily responsible for, and is currently working on, these objectives. We believe that we can enhance our technologies to improve the scalability, performance and reliability of our intelligent optical networking products. We have made, and will continue to make, a substantial investment in research and development. Research and development expenses were $54.6 million, $14.0 million and $0.5 million, respectively, for the years ended July 31, 2000, and 1999 and the period from inception (February 17, 1998) through July 31, 1998.

   To help meet the challenge of rapidly increasing network traffic demands, we plan to continue to develop and enhance our intelligent optical networking products. We also plan to enhance our network management software to enable our customers' to deliver revenue generating services using our intelligent optical networking products. We have assembled a team of skilled hardware, software and optical engineers with extensive experience. As of July 31, 2000, including our acquisition of Sirocco, we had 338 employees involved in research and development.

Competition

   The market for intelligent optical networking products is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future. Our primary sources of competition include vendors of network infrastructure equipment and optical network equipment, such as Nortel Networks, Cisco Systems, Lucent Technologies and Ciena Corporation, and private and public companies that have focused on our target market. Many of our competitors have significantly greater financial resources than us and are able to devote greater resources to the development, promotion, sale and support of their products. In addition, many of our competitors have more extensive customer bases and broader customer relationships than us, including relationships with our potential customers.

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

   In addition, we believe that a knowledge of the infrastructure requirements applicable to service providers, experience in working with service providers to develop new services for their customers, and an ability to provide vendor-sponsored financing are important competitive factors in our market. We have limited ability to provide vendor-sponsored financing and this may influence the purchasing decision of prospective customers, who may decide to purchase products from one of our competitors who offers such financing.

Proprietary Rights and Licensing

   Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently have numerous patent applications pending in the United States and we cannot be certain that patents will be granted based on these or any other applications. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed or shrinkwrap license agreements, which impose certain restrictions on the licensee's ability to utilize the software. Finally, we seek to limit disclosure of our intellectual property by requiring employees, consultants and any third party with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

   Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and while we are unable to determine the extent to which piracy of our software exists, software piracy can be expected to be a persistent problem. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. However, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Any such resulting litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our proprietary rights could have a material adverse effect on our business, operating results and financial condition.

   There can be no assurance that third parties will not claim infringement with respect to our current or future products. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of intellectual property infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results.

   We integrate third-party software into our products. This third-party software may not continue to be available on commercially reasonable terms. If we cannot maintain licenses to this third-party software, distribution of our products could be delayed until equivalent software could be developed or licensed and integrated into our products, which could materially adversely affect our business, operating results and financial condition.

Manufacturing

   The manufacturing of our products is outsourced entirely. We have a contract with Celestica Corporation, which provides comprehensive manufacturing services, including assembly, test, control and shipment to our customers, and procures materials on our behalf. This contract has an indefinite term and is cancelable by Celestica without cause on one-year's advance notice. Under this agreement, Celestica is committed to supply products and services that we order pursuant to conforming purchase orders. We design, specify and monitor all of the tests that are required to meet our internal and external quality standards, which are conducted by Celestica with test equipment owned by us. We also have a contract with Jabil Circuit, Inc. for comprehensive manufacturing services for certain products that are under development. We believe that the outsourcing of our manufacturing will enable us to conserve the working capital that would be required to purchase inventory, will allow us to better adjust manufacturing volumes to meet changes in demand, and will better enable us to more quickly deliver products. At present, we purchase products from our other manufacturers on a purchase order basis.

Employees

   As of July 31, 2000, after giving effect to our acquisition of Sirocco, we had a total of 687 employees of which:

  .  338 were in research and development,

  .  153 were in sales and marketing,

  .  53 were in customer service and support,

  .  66 were in manufacturing, and

  .  77 were in finance and administration.

   Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

   We recently moved our headquarters to a new location in Chelmsford, Massachusetts, consisting of approximately 79,000 square feet under a lease that expires in 2010. We also lease three other facilities in Chelmsford, Massachusetts, consisting of approximately 231,000 square feet in aggregate used primarily for research and development, customer support and manufacturing activities under leases that expire through 2004 and one other facility in Wallingford, Connecticut, consisting of approximately 30,000 square feet used primarily for research and development. We also lease sales office space in 11 locations worldwide.

ITEM 3. LEGAL PROCEEDINGS

   In the ordinary course of business, we become involved in various lawsuits and claims. In addition, we have in certain instances agreed to assume the costs of defending lawsuits brought against our current or prospective employees by their former employers. While the outcome of these matters is not currently determinable, we believe, after consultation with legal counsel, that the outcome of any ordinary course lawsuits and claims will not have a material adverse effect on the results of our operations or our financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

   Our common stock has been traded on the Nasdaq National Market under the symbol "SCMR" since October 22, 1999. The following table sets forth, for the periods indicated, the high and low closing sale prices as reported on the Nasdaq National Market for Sycamore common stock, as adjusted for all stock splits.

                                                                   High    Low
                                                                  ------- ------
   First Quarter (since October 22, 1999)........................ $ 71.67 $12.67
   Second Quarter (through January 29, 2000).....................  105.38  73.13
   Third Quarter (through April 29, 2000)........................  189.94  51.00
   Fourth Quarter (through July 31, 2000)........................  150.06  62.63

   As of July 31, 2000, there were approximately 847 stockholders of record.

Dividend Policy

   We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business condition and such other factors as the board of directors may deem relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this report.
The statement of operations data for the years ended July 31, 2000 and 1999, and the period from inception (February 17, 1998) through July 31, 1998 and the balance sheet data as of July 31, 2000, 1999 and 1998 are derived from our audited financial statements which are included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for any future period.

                                                                 Period from
                                                                  Inception
                                      Year Ended  Year Ended (February 17, 1998)
                                       July 31,    July 31,        through
                                         2000        1999       July 31, 1998
                                      ----------  ---------- -------------------
                                        (in thousands, except per share data)
Consolidated Statement of Operations
 Data:
Revenue.............................  $  198,137   $ 11,330        $   --
Cost of revenue (exclusive of the
 non-cash stock compensation
 expense of $1,246, $101 and $0,
 respectively)......................     104,986      8,486            --
                                      ----------   --------        ------
  Gross profit......................      93,151      2,844            --
Operating expenses:
  Research and development..........      54,581     13,955           497
  Sales and marketing...............      30,074      4,064            92
  General and administrative........       6,724      1,405           199
  Amortization of stock
   compensation.....................      12,287      3,469             5
                                      ----------   --------        ------
    Total operating expenses........     103,666     22,893           793
                                      ----------   --------        ------
Loss from operations................     (10,515)   (20,049)         (793)
Interest income, net................      41,178        559           100
                                      ----------   --------        ------
Income (loss) before income taxes...      30,663    (19,490)         (693)
                                      ----------   --------        ------
Income tax expense..................      10,264         --            --
                                      ----------   --------        ------
Net income (loss)...................  $   20,399   $(19,490)       $ (693)
                                      ==========   ========        ======
Basic net income (loss) per share...  $     0.13   $  (2.09)       $(0.18)
Diluted net income (loss) per
 share..............................  $     0.10   $  (2.09)       $(0.18)
Shares used in per-share
 calculation--basic.................     152,500      9,324         3,753
Shares used in per-share
 calculation--diluted...............     210,877      9,324         3,753
                                        As of       As of
                                       July 31,    July 31,         As of
                                         2000        1999       July 31, 1998
                                      ----------  ---------- -------------------
                                                   (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and
 marketable securities..............  $1,510,101   $ 28,989        $4,279
Working capital.....................   1,142,578     40,450         4,341
Total assets........................   1,677,661     57,912         5,081
Long term debt, less current
 portion............................          --      4,054            --
Redeemable convertible preferred
 stock..............................          --     55,771         5,621
Total stockholders' equity
 (deficit)..........................  $1,575,353   $(13,623)       $ (678)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and the related notes thereto included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including the risks discussed in "Risk Factors" and elsewhere herein.

Overview

   We develop and market products that transport voice and data traffic over wavelengths of light. Our products enable service providers to quickly and cost effectively provide bandwidth and create new high-speed data services. From our inception in February 1998 through May 1999, our operating activities consisted primarily of research and development, product design, development and testing. During this period, we also staffed and trained our administrative, marketing and sales personnel and began sales and marketing activities. We began shipping our SN 6000 Intelligent Optical Transport product in May 1999, our SN 8000 Intelligent Optical Node in August 1999, our SilvxManager Network Management System in November 1999 and our SN 16000 Intelligent Optical Switch in June 2000.

   We achieved our first quarter of profitability in the quarter ended April 29, 2000. As of July 31, 2000, we had retained earnings of $216,000. In order to maintain profitability, we will need to generate significantly higher revenue as we expect to continue to incur significant research and development, sales and marketing and general and administrative expenses as our business and operations continue to grow.

   Our policy is to recognize revenue from product sales upon shipment provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the fee is fixed or determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when the uncertainties are resolved. Revenue from technical support and maintenance contracts is deferred and recognized ratably over the period of the related agreements. We record a warranty liability for parts and labor on our products at the time of revenue recognition. Warranty periods are generally three years from installation date.

   Our manufacturing expenses consist of amounts paid to third party manufacturers, manufacturing personnel and related costs and our customer support group. We outsource our manufacturing and assembly requirements. Accordingly, a significant portion of our manufacturing expenses consists of payments to a third-party contract manufacturer. Manufacturing and engineering documentation controls are performed at our facility in Chelmsford, Massachusetts. We believe that our gross margins will be affected primarily by the following factors: demand for our products; new product introductions both by us and by our competitors; changes in our pricing policies and those of our competitors; the mix of product configurations sold; and the volume of manufacturing and its effect on manufacturing and component costs.

   Research and development expenses consist primarily of salaries and related personnel costs, prototype costs and other costs related to the design, development, testing and enhancement of our products. To date, we have expensed our research and development costs as they were incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses.
We incur significant expenses in connection with the purchase of testing equipment for our products. We believe that research and development is critical to our strategic product development objectives and intend to enhance our technology to meet the changing requirements of our customers. As a result, we expect our research and development expenses to increase in absolute dollars in the future.

   Sales and marketing expenses consist primarily of salaries and the related personnel costs of sales and marketing personnel, commissions, promotional, travel and other marketing expenses and recruiting expenses. We expect that sales and marketing expenses will increase in absolute dollars in the future as we increase our direct sales efforts, expand our operations both domestically and internationally, hire additional sales and marketing personnel, initiate additional marketing programs and establish sales offices in new locations.

   General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal, facilities, human resources and information technology personnel, recruiting expenses and professional fees.
We expect that general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business.

   In connection with the granting of certain stock options and the issuance of certain restricted shares during the period from inception through July 31, 1998, and the fiscal years ended July 31, 1999 and 2000, with exercise or sales prices which were deemed to be below fair market value, we recorded deferred stock compensation expense of approximately $184,000, $25.2 million and $31.7 million, respectively. These amounts are being amortized ratably over the vesting periods of the applicable options or restricted stock, which are typically five years, with 20% vesting on the first anniversary of the date of grant and 5% vesting quarterly thereafter.

Sirocco Acquisition

   On September 7, 2000, we acquired Sirocco Systems, Inc. in a transaction accounted for as a pooling of interests. An aggregate of approximately
28.4 million shares of Sycamore common stock were either exchanged for all outstanding shares of Sirocco or reserved for common stock issuable under outstanding Sirocco stock options assumed by us in the transaction.

Results of Operations

 Fiscal Years ended July 31, 2000 and 1999

Revenue

   Revenue increased $186.8 million or 1,649% to $198.1 million for fiscal 2000 compared to $11.3 million for fiscal 1999. The increase in revenue is primarily due to increased sales of our products and the broadening of our product offerings including the SN8000 and SN16000. One customer accounted for 92% and 100% of our revenue for fiscal 2000 and 1999, respectively.

Cost of Revenue

   Cost of revenue increased $96.5 million to $105.0 million for fiscal 2000 compared to $8.5 million for fiscal 1999. The increase in cost of revenue is primarily related to increased revenue since we began shipping products in May 1999, as well as headcount increases in our manufacturing overhead and customer service organizations, warranty and other period costs. Gross profit as a percentage of revenue were 47% and 25% for fiscal 2000 and 1999, respectively. The increase in gross profit in fiscal 2000 to fiscal 1999 was largely attributable to higher volume of product shipments.

Research and Development Expenses

   Research and development expenses increased $40.6 million to $54.6 million for fiscal 2000 compared to $14.0 million for fiscal 1999. The increase in expenses was primarily due to increased costs associated with a significant increase in personnel and personnel-related expenses, increases in non-recurring engineering costs and increases in prototype expenses for the design and development of new products as well as enhancements to existing products. Research and development is essential to our future success, and we expect the dollar amounts of research and development expenses will increase in future periods to support the continued development of our intelligent optical transport and optical switching products as well as new or complementary technologies.

Sales and Marketing Expenses

   Sales and marketing expenses increased $26.0 million to $30.1 million for fiscal 2000 compared to $4.1 million for fiscal 1999. The increase in expenses reflect the hiring of additional sales and marketing personnel, sales based commissions, additional office space both domestically and internationally and marketing program costs, including web development, trade shows and new product launch activities. We intend to continue to expand our domestic and international sales force and marketing efforts, and as a result, expect that the dollar amounts of sales and marketing expenses will increase in future periods.

General and Administrative Expenses

   General and administrative expenses increased $5.3 million to $6.7 million for fiscal 2000 compared to $1.4 million for fiscal 1999. The increase in expenses reflect the hiring of additional general and administrative personnel and expenses necessary to support increased levels of business activities.
We expect that the dollar amounts of general and administrative expenses will increase in future periods as a result of expansion of business activity and related expenses to support Sycmore's operations.

Amortization of Stock Compensation

   Amortization of stock compensation expense was $12.3 million for fiscal 2000, an increase of $8.8 million from $3.5 million for fiscal 1999. Amounts for fiscal 2000 and 1999 include $1.4 million and $2.1 million of compensation expense associated with the grant of options to purchase common stock to non-employees, respectively. Amortization of stock compensation expense primarily resulted from the granting of stock options and restricted shares with exercise or sale prices which were deemed to be below fair market value. Amortization of stock compensation relating to these grants is expected to affect our reported results of operations through the first quarter of fiscal 2005.

Interest Income, Net

   Interest income, net increased $40.6 million to $41.2 million for fiscal 2000 compared to $559,000 for fiscal 1999. The increase in interest income primarily reflects the earned income from the invested proceeds of our two public offerings within fiscal year 2000.

Provision for Income Taxes

   We provided for income taxes at 33% of income before income taxes during fiscal 2000. The provision for fiscal 2000 differed from the expected federal statutory rate of 35% primarily due to non-deductible stock compensation and the utilization of net operating carryforwards and tax credits. During fiscal 2000, we reduced our valuation allowance related to deferred tax assets by $6.6 million as the realization of such assets became probable. We did not provide for income taxes in fiscal 1999 primarily due to the loss from operations and the uncertainty of the realization of deferred tax assets.

   Year ended July 31, 1999 and the period from inception (February 17, 1998) through July 31, 1998 (fiscal 1998)

Revenue

   We began shipping the SN 6000 in May 1999 and recognized $11.3 million of revenue for the year ended July 31, 1999. All revenue was derived from the shipments of the SN 6000 product. For fiscal 1999, one customer accounted for all of our revenue.

Cost of Revenue

   Cost of revenue was $8.5 million, or 75% of revenue, for the year ended July 31, 1999. We began shipping the SN 6000 in May 1999. Cost of revenue as a percentage of revenue in fiscal 1999 were high due to the high cost of initial start-up of production, including the increase in personnel and the low volume of sales.

Research and Development Expenses

   Research and development expenses were $14.0 million for fiscal 1999 and $497,000 for fiscal 1998 and represented 61% and 63% of total operating expenses for fiscal 1999 and 1998, respectively. The increase in expenses was primarily due to increased costs associated with a significant increase in personnel and personnel-related expenses, an increase in non-recurring engineering costs and an increase in prototype expenses for the design and development of the SN 6000, SN 8000 and SN 16000 products.

Sales and Marketing Expenses

   Sales and marketing expenses were $4.1 million for fiscal 1999 and $92,000 for fiscal 1998 and represented 18% and 12% of total operating expenses in fiscal 1999 and 1998, respectively. The increase in expenses reflects the hiring of additional sales and marketing personnel, sales based commissions and marketing program costs, including web development, trade shows and product launch activities.

General and Administrative Expenses

   General and administrative expenses were $1.4 million for fiscal 1999 and $199,000 for fiscal 1998 and represented 6% and 25% of total operating expenses in fiscal 1999 and 1998, respectively. The increase in expenses reflects the hiring of additional general and administrative personnel and expenses necessary to support and scale our operations. We intend to continue to expand our domestic and international sales force and marketing efforts and as a result, expect sales and marketing expenses will increase in future periods.

Amortization of Stock Compensation

   Amortization of stock compensation expense was $1.4 million and $5,000 for fiscal 1999 and fiscal 1998, respectively. Amortization of stock compensation expense in fiscal 1998 resulted from the granting of stock options and restricted shares with the exercise or sales prices below the deemed fair value of our common stock on the date of grant. Additionally, in fiscal 1999, we incurred $2.1 million of compensation expense associated with the grant of options to non-employees and members of our advisory boards.

Interest Income, Net

   Interest income, net was $559,000 and $100,000 for fiscal 1999 and fiscal 1998, respectively. Interest income consists of interest earned on our cash balances and marketable securities and interest expense associated with our equipment note payable. The increase in interest income reflects higher invested balances in fiscal 1999, offset by interest payments on our equipment note payable in fiscal 1999.

Liquidity and Capital Resources

   Prior to our initial public offering, which we completed in October 1999, we financed our operations primarily through private sales of our capital stock totaling approximately $59 million and through borrowings on long-term debt agreements for the purchase of capital equipment. In fiscal 2000, we completed two public offerings, for which we sold 30.9 million shares of common stock and generated net proceeds of approximately $1.5 billion. We primarily invest excess funds in investment grade short-term money market funds, commercial paper, government and non-government marketable securities. As of July 31, 2000 we had $1.5 billion in cash, cash equivalents and marketable securities.

   Cash provided by operating activities was $52.8 million for fiscal 2000, compared to the cash used of $27.6 million and $0.6 million in fiscal 1999 and 1998, respectively. The increase in cash provided by operating activities in fiscal 2000 compared to fiscal 1999 reflects net income and increased accrued expenses, deferred revenue and accounts payable, partially offset by increased inventory purchases and accounts receivable.

   Cash used in investing activities was $1.1 billion, $10.0 million and $3.7 million for the years ended July 31, 2000, 1999 and fiscal 1998, respectively. The increase in net cash used in investing activities in fiscal 2000 reflects net investment of our public offerings proceeds into marketable securities and increased purchases of property and equipment, primarily for computers and test equipment for our development and manufacturing activities.

   Cash provided by financing activities was $1.5 billion, $58.4 million and $5.5 million for the years ended July 31, 2000, 1999 and fiscal 1998, respectively. The increase in cash provided by financing activities in fiscal 2000 is primarily due to net proceeds raised through our public offerings and the exercise of stock options.

   Increasingly, as a result of the financial demands of major network deployments, service providers are looking to their suppliers for financing assistance. From time to time we may provide or commit to extend credit or credit support to our customers as we consider appropriate in the course of our business, considering our limited resources. This financing may include extending credit to customers or guaranteeing the indebtedness of customers to third parties. Depending upon market conditions, we may seek to factor these arrangements to financial institutions and investors to free up our capital and reduce the amount of our commitments for such arrangements. Our ability to provide customer financing is limited and depends upon a number of factors, including our capital structure and level of our available credit and our ability to factor commitments. Any extension of financing to our customers will limit the capital that we have available for other uses.

   Although we believe that our current cash balances will be sufficient to fund our operations for at least the next 12 months, there can be no assurance that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on terms acceptable to us or at all.

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

Recent Accounting Pronouncements

   In June 1998, the FASB issued Statement of Financial Accounting Standards No.133, Accounting for Derivative Instruments and Hedging Activities (SFAS No.133). This accounting standard, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, requires that all derivatives be recognized as either assets or liabilities at estimated fair value. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. This accounting standard amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The adoption of SFAS No. 133, as amended, is not expected to have a material effect on the Company's financial position or results of operations.

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in our fourth quarter of fiscal year 2001. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company does not believe that adoption of SAB 101 will have a material impact on the Company's financial position or results of operations.

Factors That May Affect Future Results

 Factors Related to Our Business

 We Expect That Substantially All Of Our Revenue Will Continue To Be Generated From A Limited Number Of Customers, And Our Revenue Will Not Grow If We Do Not Successfully Sell Products To These Customers

   We currently have a limited number of customers, one of whom, Williams Communications, accounts for substantially all of our revenue to date. Williams is not contractually committed to purchase any minimum quantities of products from us. We expect that in the foreseeable future substantially all of our revenue will continue to depend on sales of our intelligent optical networking products to Williams and a limited number of current and prospective new customers. The rate at which our current and prospective customers purchase products from us will depend, in part, on their success in selling communications services based on these products to their own customers and the rate at which these customers expend capital and deploy their network. Any failure of current or prospective customers to purchase products from us for any reason, including any determination not to install our products in their networks, downturn in capital expenditure or downturn in their business, would seriously harm our financial condition or results of our operations.

 Our Limited Operating History Makes Forecasting Difficult

   We were founded in February 1998. We shipped our SN 6000 Intelligent Optical Transport product in May 1999, our SN 8000 Intelligent Optical Node in August 1999, our SilvxManager Network Management System in November 1999 and our SN 16000 Intelligent Optical Switch in June 2000. We have limited meaningful historical financial data from which to base projected revenues and planned operating expenses and upon which investors may evaluate us and our prospects. In addition, our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are and will continue to be fixed. You should consider the risks and difficulties frequently encountered by companies like ours in a new and rapidly evolving market. Our ability to sell products, and the level of success, if any, we achieve, depends, among other things, on the level of demand for intelligent optical networking products, which is a new and rapidly evolving market. If we do not achieve our expected revenue, our operating results will be below our expectations and the expectations of our investors and market analysts which could cause the price of our common stock to decline.

 Our Failure To Increase Our Revenue Would Prevent Us From Maintaining Profitability

   We have a history of losses and in the quarter ended July 31, 2000, we achieved profitability for the first time on an operating income basis. We cannot assure you that our revenue will grow or that we will generate sufficient revenue to sustain profitability. We have large fixed expenses and we expect to continue to incur significant and increasing sales and marketing, product development, administrative and other expenses. Although our revenue has grown in recent quarters, we cannot be certain that our revenue growth will continue or increase in the future or that we will realize sufficient revenue to sustain profitability on an annual or quarterly basis.

 We Are Entirely Dependent On Our Line Of Intelligent Optical Networking Products And Our Future Revenue Depends On Their Commercial Success

   Our future growth depends on the commercial success of our line of intelligent optical networking products. To date, our SN 6000 Intelligent Optical Transport product, SN 8000 Intelligent Optical Network Node, Silvx Manager Network Management System and SN 16000 Intelligent Optical Switch are the only products that have been shipped to customers. We intend to develop and introduce new products and enhancements to existing products in the future. We cannot assure you that we will be successful in completing the development or introduction of these products. Failure of our current or planned products to operate as expected could delay or prevent their adoption. If our target customers do not adopt, purchase and successfully deploy our current and planned products, our revenue will not grow significantly.

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

  .  loss of or delay in revenue and loss of market share;

  .  loss of customers;

  .  failure to attract new customers or achieve market acceptance;

  .  diversion of development resources;

  .  increased service and warranty costs;

  .  legal actions by our customers; and

  .  increased insurance costs.

 The Long And Variable Sales Cycles For Our Products May Cause Revenue And Operating Results To Vary Significantly From Quarter To Quarter

   A customer's decision to purchase our intelligent optical networking products involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. As a result, our sales cycle is typically lengthy. Throughout the sales cycle, we spend considerable time and expense educating and providing information to prospective customers about the use and features of our products. Even after making a decision to purchase, we believe that our customers will deploy the products slowly and deliberately. Timing of deployment can vary widely and depends on the skills of the customer, the size of the network deployment, the complexity of the customer's network environment and the degree of hardware and software configuration necessary. Customers with complex networks usually expand their networks in large increments on a periodic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular and unpredictable basis. Because of our limited operating history and the nature of our business, we cannot predict these sales and deployment cycles. The long sales cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, may cause our revenue and results of operations to vary significantly and unexpectedly from quarter to quarter.

 We May Not Be Successful If Our Customer Base Does Not Grow

   Our future success will depend on our attracting additional customers. The growth of our customer base could be adversely affected by:

  . customer unwillingness to implement our new optical networking architecture;

  .  customer ability to devote capital to build their networks;

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

 If We Do Not Respond Rapidly To Technological Changes, Our Products Could Become Obsolete

   The market for intelligent optical networking products is likely to continue to be characterized by rapid technological change, frequent new product introductions and changes in customer requirements. We may be unable to respond quickly or effectively to these developments. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements. The introduction of new products by competitors, market acceptance of products based on new or alternative technologies or the emergence of new industry standards, could render our existing or future products obsolete.

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

 Our Market Is Highly Competitive, And Our Failure To Compete Successfully Would Limit Our Ability to Increase Our Market Share

   Competition in the public network infrastructure market is intense. This market has historically been dominated by large companies, such as Lucent Technologies, Nortel Networks, Cisco Systems and Ciena Corporation. In addition, a number of private companies have announced plans for new products to address the same network problems which our products address. Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial and other resources, including vendor- sponsored financing programs. Moreover, our competitors may foresee the course of market developments more accurately and could in the future develop new technologies that compete with our products or even render our products obsolete. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition.

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

   In addition, we believe that a knowledge of the infrastructure requirements applicable to service providers, experience in working with service providers to develop new services for their customers, and an ability to provide vendor-sponsored financing, are important competitive factors in our market. We have limited ability to provide vendor-sponsored financing and this may influence the purchasing decisions of prospective customers, who may decide to purchase products from one of our competitors who are able to provide more extensive financing programs. Any reduction in our current and prospective customer's capital expenditures could result in greater customer demand for vendor-sponsored financing.

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

   Our products and services require a sophisticated sales effort targeted at a limited number of key individuals within our prospective customers' organizations. This effort requires specialized sales personnel and consulting engineers. We are in the process of building our direct sales force and plan to hire additional qualified sales personnel and consulting engineers. Competition for these individuals is intense, and we might not be able to hire and train the kind and number of sales personnel and consulting engineers required for us to be successful. In addition, we believe that our future success is dependent upon our ability to establish successful relationships with a variety of distribution partners. If we are unable to expand our direct sales operations, or expand our indirect sales channel, we may not be able to increase market awareness or sales of our products, which may prevent us from maintaining profitability.

   We are currently expanding our customer service and support organization and will need to increase our staff to support new customers. The support of our products requires highly trained customer service and support personnel. Hiring customer service and support personnel is very competitive in our industry because there are a limited number of people available with the necessary technical skills and understanding of our market. Once we hire them, they may require extensive training in our intelligent optical networking products. If we are unable to expand our customer service and support organization and train our personnel rapidly, we may not be able to increase sales of our products.

 We Depend Upon Contract Manufacturers And Any Disruption In These Relationships May Cause Us To Fail To Meet The Demands Of Our Customers And Damage Our Customer Relationships

   We have limited internal manufacturing capabilities. We rely on a small number of contract manufacturers to manufacture our products in accordance with our specifications, and to fill orders on a timely basis. We have a supply contract with Celestica Corporation, which provides comprehensive manufacturing services, including assembly, test, control and shipment to our customers, and procures material on our behalf. We also have a contract with Jabil Circuit, Inc. for comprehensive manufacturing services for certain products that are under development. We may not be able to effectively manage our relationship with our manufacturers, and these manufacturers may not meet our future requirements for timely delivery. Each of our contract manufacturers also builds products for other companies, and we cannot assure you that they will always have sufficient quantities of inventory available to fill orders placed by our customers, or that they will allocate their internal resources to fill these orders on a timely basis. In addition, our contract with Celestica is cancelable without cause on one year's advance notice.
Except for our contracts with Celestica and Jabil, we do not have any on-going supply contracts with our manufacturers. At present, we purchase products from these other manufacturers on a purchase order basis. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming and could result in a significant interruption in the supply of our products. If we are required or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

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

 The Unpredictability Of Our Quarterly Results May Adversely Affect The Trading Price Of Our Common Stock

   Our revenue and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:

  .  fluctuation in demand for intelligent optical networking products;

  .  the timing and size of sales of our products;

  .  the length and variability of the sales cycle for our products;

  .  the timing of recognizing revenue and deferred revenue;

  . the rate at which our current and prospective customers fund their network build-out;

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

 Our Failure To Continually Improve Our Internal Controls And Systems, And Hire Needed Personnel, Could Impair Our Future Growth

   We have expanded our operations rapidly since our inception. We continue to increase the scope of our operations and have grown our headcount substantially. For example, at July 31, 1999, we had a total of 148 employees and at July 31, 2000, after giving effect to our acquisition of Sirocco, we had a total of 687 employees. In addition, we plan to continue to hire a significant number of employees this fiscal year. Our growth has placed, and our anticipated growth will continue to place, a significant strain on our management systems and resources. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial, managerial and manufacturing controls and reporting systems, and will need to continue to expand, train and manage our work force worldwide. We may not be able to implement adequate control systems in an efficient and timely manner. Competition for highly skilled personnel is intense, especially in the New England area. Any failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could impair our growth.

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

 We May Face Risks Associated With Our International Expansion That Could Impair Our Ability To Grow Our Revenue Abroad

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

 Any Acquisitions We Make Could Disrupt Our Business And Seriously Harm Our Financial Condition

   As part of our ongoing business development strategy, we consider acquisitions and strategic investments in complementary companies, products or technologies. In September 2000, we completed our acquisition of Sirocco Systems, Inc. We may also evaluate other potential transactions and transaction prospects. In the event of any purchases, we could:

  . issue stock that would dilute our current stockholders' percentage ownership;

  .  incur debt;

  .  assume liabilities;

  . incur amortization expenses related to goodwill and other intangible assets; or

  .  incur large and immediate write-offs.

   Our operation of any acquired business and our achieving the benefits of any acquisition, including our acquisition of Sirocco, will also involve numerous risks, including:

  .  problems combining the purchased operations, technologies or products;

  .  unanticipated costs;

  .  diversion of management's attention from our core business;

  . adverse effects on existing business relationships with suppliers and customers;

  . risks associated with entering markets in which we have no or limited prior experience; and

  . problems with integrating employees and potential loss of key employees, particularly those of the purchased organizations.

   We cannot assure you that we will be able to achieve the benefits of any such acquisition or successfully integrate any acquired businesses, products, technologies or personnel and any failure to do so could disrupt our business and seriously harm our financial condition.

 Factors Related to the Securities Market

 Our Stock Price May Be Volatile

   An active public market for our common stock may not be sustained. The market for technology stocks has been extremely volatile. The following factors could cause the market price of our common stock to fluctuate significantly:

  .  our loss of a major customer;

  . significant changes or slowdowns in the funding and spending patterns of our current and prospective customers;

  .  the addition or departure of key personnel;

  .  variations in our quarterly operating results;

  . announcements by us or our competitors of significant contracts, new products or product enhancements;

  .  failure by us to meet our product milestones;

  . acquisitions, distribution partnerships, joint ventures or capital commitments;

  .  changes in financial estimates by securities analysts;

  .  sales of our common stock or other securities in the future;

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

 There May Be Sales Of A Substantial Amount Of Our Common Stock That Could Cause Our Stock Price To Fall

   As of July 31, 2000, options to purchase a total of 27,258,764 shares of our common stock were outstanding, which options are subject to vesting schedules. In addition, in connection with our acquisition of Sirocco, a total of 28,378,690 shares of our common stock were issued to Sirocco stockholders or are issuable upon the exercise of Sirocco options we assumed. A number of these shares are freely tradeable. Sales of a substantial number of shares of our common stock could cause our stock price to fall. In addition, the sale of shares by our stockholders could impair our ability to raise capital through the sale of additional stock.

 Insiders Have Substantial Control Over Sycamore And Could Limit Your Ability To Influence The Outcome Of Key Transactions, Including Changes of Control

   As of September 29, 2000, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 49.4% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

 Provisions Of Our Charter Documents And Delaware Law May Have Anti-Takeover Effects That Could Prevent A Change Of Control

   Provisions of our amended and restated certificate of incorporation, bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The following discussion about our market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

   We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including: commercial paper, certificates of deposit, money market funds and government and non-government debt securities. These available for sale securities are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increase immediately and uniformly by 10 percent from levels at July 31, 2000, the fair value of the portfolio would decline by approximately $4.8 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Exchange Rate Sensitivity

   We operate primarily in the United States, and all sales to date have been made in US dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants..........................................  29

Consolidated Balance Sheets as of July 31, 2000 and 1999...................  30

Consolidated Statements of Operations for the years ended July 31, 2000,
 1999 and for the period from inception (February 17, 1998) through
 July 31, 1998.............................................................  31

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended July 31, 2000, 1999 and for the period from inception (February 17,
 1998) through July 31, 1998...............................................  32

Consolidated Statements of Cash Flows for the years ended July 31, 2000,
 1999 and for the period from inception (February 17, 1998) through
 July 31, 1998.............................................................  33

Notes to Consolidated Financial Statements.................................  34

                       Report of Independent Accountants

To the Stockholders and the Board of Directors of Sycamore Networks, Inc.:

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) on page 48 present fairly, in all material respects, the financial position of Sycamore Networks, Inc. and its subsidiaries at July 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2000 and for the period from inception (February 17, 1998) to July 31, 1998 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
August 22, 2000 (except for the information presented in Note 11 for which the date is September 7, 2000)

                            SYCAMORE NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                            July 31,   July 31,
                                                              2000       1999
                                                           ----------  --------
                         ASSETS
Current assets:
  Cash and cash equivalents..............................  $  422,963  $ 21,969
  Marketable securities..................................     710,398     7,020
  Accounts receivable....................................      43,407    11,410
  Inventories............................................      39,739     6,608
  Prepaids and other current assets......................      25,049     5,153
                                                           ----------  --------
Total current assets.....................................   1,241,556    52,160
Property and equipment, net..............................      40,435     5,288
Marketable securities....................................     376,740        --
Other assets.............................................      18,930       464
                                                           ----------  --------
Total assets.............................................  $1,677,661  $ 57,912
                                                           ==========  ========
    LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
            AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of notes payable.......................  $       --  $  1,097
  Accounts payable.......................................      47,389     5,750
  Accrued compensation...................................       6,850     1,334
  Accrued expenses.......................................       7,123     1,751
  Deferred revenue.......................................      29,708       472
  Other current liabilities..............................       7,908     1,306
                                                           ----------  --------
Total current liabilities................................      98,978    11,710
Long-term liabilities....................................       3,330     4,054
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock...................          --    55,771
Stockholders' equity (deficit):
Preferred stock, $.01 par value, 5,000,000 shares
 authorized, none issued and outstanding at July 31,
 2000....................................................          --        --
Common stock, $.001 par value; 1,500,000,000 and
 91,000,000 shares authorized at
 July 31, 2000 and July 31, 1999, respectively;
 244,937,971 and 69,819,336 shares issued and outstanding
 at July 31, 2000 and July 31, 1999, respectively........         245        69
Additional paid-in capital...............................   1,614,834    30,780
Retained earnings (deficit)..............................         216   (20,183)
Notes receivable.........................................        (262)     (360)
Deferred compensation....................................     (44,714)  (23,929)
Accumulated other comprehensive income...................       5,034        --
                                                           ----------  --------
Total stockholders' equity (deficit).....................   1,575,353   (13,623)
                                                           ----------  --------
Total liabilities, redeemable convertible preferred stock
 and stockholders' equity (deficit)......................  $1,677,661  $ 57,912
                                                           ==========  ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                            SYCAMORE NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                Period from
                                                                 Inception
                                      Year Ended Year Ended (February 17, 1998)
                                       July 31,   July 31,        through
                                         2000       1999       July 31, 1998
                                      ---------- ---------- -------------------
Revenue.............................   $198,137   $ 11,330        $   --
Cost of revenue (exclusive of the
 non-cash stock compensation expense
 of $1,246, $101 and $0)............    104,986      8,486            --
                                       --------   --------        ------
Gross profit........................     93,151      2,844            --
Operating expenses:
Research and development (exclusive
 of the non-cash stock compensation
 expense of $4,206, $736 and $5)....     54,581     13,955           497
Sales and marketing (exclusive of
 the non-cash stock compensation
 expense of $4,366, $346 and $0)....     30,074      4,064            92
General and administrative
 (exclusive of the non-cash stock
 compensation expense of $2,469,
 $2,286 and $0).....................      6,724      1,405           199
Amortization of stock compensation..     12,287      3,469             5
                                       --------   --------        ------
    Total operating expenses........    103,666     22,893           793
                                       --------   --------        ------
Loss from operations................    (10,515)   (20,049)         (793)
Interest income, net................     41,178        559           100
                                       --------   --------        ------
Income (loss) before income taxes...     30,663    (19,490)         (693)
Income tax expense..................     10,264         --            --
                                       --------   --------        ------
Net income (loss)...................   $ 20,399   $(19,490)       $ (693)
                                       ========   ========        ======
Basic net income (loss) per share...   $   0.13   $  (2.09)       $(0.18)
Diluted net income (loss) per
 share..............................   $   0.10   $  (2.09)       $(0.18)
  Shares used in per-share
   calculation--basic...............    152,500      9,324         3,753
  Shares used in per-share
   calculation--diluted.............    210,877      9,324         3,753


   The accompanying notes are an integral part of the consolidated financial statements.

                            SYCAMORE NETWORKS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                                                                     Accumulated
                                                                                        Other        Total
                           Common Stock   Additional  Retained             Deferred    Compre-   Stockholders' Compre-
                          ---------------  paid-in    Earnings    Notes    Compen-     hensive      Equity     hensive
                          Shares   Amount  Capital    (Deficit) Receivable  sation     Income      (Deficit)   Income
                          -------  ------ ----------  --------- ---------- --------  ----------- ------------- -------
Issuance of common
 stock..................   21,105   $21   $     (11)   $    --     $ --    $    --      $  --      $      10   $   --
Deferred compensation
 expense associated with
 equity awards..........       --    --         184         --       --       (184)        --             --       --
Amortization of deferred
 compensation...........       --    --          --         --       --          5         --              5       --
Net loss................       --    --          --       (693)      --         --         --           (693)      --
                          -------   ---   ---------    -------     ----    -------      -----      ---------   ------
Balance, July 31, 1998..   21,105    21         173       (693)      --       (179)        --           (678)      --
                          -------   ---   ---------    -------     ----    -------      -----      ---------   ------
Exercise of stock
 options................   18,222    18       2,923         --       --         --         --          2,941       --
Issuance of common
 stock..................   30,492    30         465         --       --         --         --            495       --
Deferred compensation
 expense associated with
 equity awards..........       --    --      25,159         --       --    (25,159)        --             --       --
Issuance of equity
 awards in exchange for
 services...............       --    --       2,060         --       --         --         --          2,060       --
Amortization of deferred
 compensation...........       --    --          --         --       --      1,409         --          1,409       --
Issuance of common stock
 in exchange for notes
 receivable.............       --    --          --         --     (360)        --         --           (360)      --
Net loss................       --    --          --    (19,490)      --         --         --        (19,490)      --
                          -------   ---   ---------    -------     ----    -------      -----      ---------   ------
Balance, July 31, 1999..   69,189    69      30,780    (20,183)    (360)   (23,929)        --        (13,623)      --
                          -------   ---   ---------    -------     ----    -------      -----      ---------   ------
Exercise of stock
 options................    2,595     3       5,375         --       --         --         --          5,378       --
Issuance of common
 stock, net.............   30,854    31   1,482,680         --       --         --         --      1,482,711       --
Conversion of preferred
 stock into common
 stock..................  141,850   142      55,629         --       --         --         --         55,771       --
Deferred compensation
 expense associated with
 equity awards..........       --    --      31,701         --       --    (31,701)        --             --       --
Issuance of equity
 awards in exchange for
 services...............       --    --       1,372         --       --         --         --          1,372       --
Amortization of deferred
 compensation...........       --    --          --         --       --     10,916         --         10,916       --
Issuance of common stock
 in exchange for notes
 receivable.............       --    --          --         --     (100)        --         --           (100)      --
Repayment of notes
 receivable.............       --    --          --         --      198         --         --            198       --
Purchase and retirement
 of treasury shares.....     (180)   --         (28)        --       --         --         --            (28)      --
Tax benefit from
 employee stock plans...       --    --       7,325         --       --         --         --          7,325       --
Unrealized gain on
 marketable securities,
 net of tax of $2,480...       --    --          --         --       --         --      5,034          5,034    5,034
Net income..............       --    --          --     20,399       --         --         --         20,399   20,399
                                                                                                               ------
Comprehensive income....       --    --          --         --       --         --         --             --   25,433
                          -------   ---   ---------    -------     ----    -------      -----      ---------   ======
Balance, July 31, 2000..  244,938   245   1,614,834        216     (262)   (44,714)     5,034      1,575,353
                          =======   ===   =========    =======     ====    =======      =====      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                            SYCAMORE NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 Period from
                                                                  Inception
                                     Year Ended   Year Ended (February 17, 1998)
                                      July 31,     July 31,        through
                                        2000         1999       July 31, 1998
                                     -----------  ---------- -------------------
Cash flows from operating
 activities:
  Net income (loss)................  $    20,399   $(19,490)       $ (693)
  Adjustments to reconcile net loss
   to net cash provided by (used
   in) operating activities:
  Depreciation and amortization....        6,102        948            27
  Amortization of stock
   compensation....................       12,287      3,469             5
  Deferred income taxes............       (2,050)        --            --
  Tax benefit from employee stock
   plans...........................        7,325         --            --
Changes in operating assets and
 liabilities:
  Accounts receivable..............      (31,997)   (11,410)           --
  Inventories......................      (33,131)    (6,608)           --
  Prepaids and other current
   assets..........................      (14,516)    (4,953)          (75)
  Deferred revenue.................       29,236        472            --
  Accounts payable.................       41,640      5,708            42
  Accrued expenses and other
   liabilities.....................       17,490      4,295            96
                                     -----------   --------        ------
Net cash provided by (used in)
 operating activities..............       52,785    (27,569)         (598)
                                     -----------   --------        ------
Cash flows from investing
 activities:
  Purchases of property and
   equipment.......................      (41,249)    (5,736)         (528)
  Purchases of marketable
   securities......................   (1,378,008)   (10,115)       (3,082)
  Maturities of marketable
   securities......................      302,924      6,177            --
  Increase in other assets.........      (18,466)      (362)         (102)
                                     -----------   --------        ------
Net cash used in investing
 activities........................   (1,134,799)   (10,036)       (3,712)
                                     -----------   --------        ------
Cash flows from financing
 activities:
  Proceeds from issuance of
   redeemable convertible preferred
   stock, net......................           --     50,150         5,496
  Proceeds from issuance of common
   stock, net......................    1,487,961      3,076            11
  Payments received for notes
   receivable......................          198         --            --
  Proceeds from notes payable......           --      5,184            --
  Payments on notes payable........       (5,151)       (33)           --
                                     -----------   --------        ------
Net cash provided by financing
 activities........................    1,483,008     58,377         5,507
                                     -----------   --------        ------
Net increase in cash and cash
 equivalents.......................      400,994     20,772         1,197
Cash and cash equivalents,
 beginning of period...............       21,969      1,197            --
                                     -----------   --------        ------
Cash and cash equivalents, end of
 period............................  $   422,963   $ 21,969        $1,197
                                     ===========   ========        ======
Supplemental cash flow information:
  Cash paid for interest...........  $       139   $    170        $   --
  Cash paid for income taxes.......        3,764         --            --
Supplementary non cash activity:
  Preferred stock note receivable..           --         --           125
  Issuance of common stock in
   exchange for notes receivable...          100        360            --
  Conversion of preferred stock
   into common stock...............       55,771         --            --

     The accompanying notes are an integral part of the consolidated financial statements.

                            SYCAMORE NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business:

   Sycamore Networks, Inc. (the "Company") was incorporated in Delaware on February 17, 1998. The Company develops and markets networking products that enable service providers to quickly and cost effectively provide bandwidth and create new high-speed data services. To date, the Company has principally marketed its products in the United States and Europe.

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

2. Significant Accounting Policies:

   The accompanying financial statements of the Company reflect the application of certain significant accounting policies as described below. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to be consistent with current year presentation.

Cash Equivalents and Marketable Securities

   Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost, which approximates fair market value. The Company's marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders' equity (deficit). The fair value of marketable securities was determined based on quoted market prices at the reporting date for those instruments. As of July 31, 1999, the fair value of marketable securities, which were comprised of commercial paper and certificate of deposits, approximated amortized cost. As of July 31, 2000, marketable securities consisted of (in thousands):

                                                             Fair
                                               Amortized    Market   Unrealized
                                                  Cost      Value    Gain/(Loss)
                                               ---------- ---------- -----------
Certificate of deposits....................... $  109,220 $  108,980   $  (240)
Commercial paper..............................    651,839    650,517    (1,322)
Common stock..................................      2,500     11,322     8,822
Government securities.........................    316,065    316,319       254
                                               ---------- ----------   -------
Total......................................... $1,079,624 $1,087,138   $ 7,514
                                               ========== ==========   =======

   The Company also has certain investments in non-publicly traded companies for the promotion of business and strategic objectives. These investments are included in "Other Assets" in the Company's balance sheet and are generally carried at cost. The Company monitors these investments for impairment and makes appropriate reductions in carrying values, if necessary.

Inventory

   Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

Revenue Recognition

   Revenue from product sales is recognized upon shipment provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the fee is fixed or

                            SYCAMORE NETWORKS, INC.

determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. Revenue from technical support and maintenance contracts is deferred and recognized ratably over the period of the related agreements. The Company records a warranty liability for parts and labor on its products at the time of revenue recognition. Warranty periods are generally three years from installation date.

Property and Equipment

   Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method, based upon the following asset lives:

   Computer and
    telecommunications
    equipment.................. 2 to 3 years
   Computer software........... 2 to 3 years
   Furniture and office
    equipment.................. 5 years
   Leasehold improvements...... Shorter of lease term or useful life of asset

   The cost of significant additions and improvements is capitalized and depreciated while expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation of the assets are removed from the accounts and any resulting gain or loss is reflected in the determination of net income or loss.

Research and Development and Software Development Costs

   The Company's products are highly technical in nature and require a large and continuing research and development effort. All research and development costs are expensed as incurred. Software development costs incurred prior to the establishment of technological feasibility are charged to expense. Technological feasibility is demonstrated by the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility are capitalized until the product is available for general release to customers. Amortization is based on the greater of (i) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (ii) the straight-line method over remaining estimated life of the product. To date, the period between achieving technological feasibility and the general availability of the related products has been short and software development costs qualifying for capitalization have not been material. Accordingly, the Company has not capitalized any software development costs.

Income Taxes

   Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are recorded based on temporary differences between the financial statement amounts and the tax bases of assets and liabilities measured using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company periodically evaluates the realizability of its net deferred tax assets and records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

                            SYCAMORE NETWORKS, INC.

Concentrations of Credit Risk and Significant Customer Information

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, marketable securities and accounts receivable. The Company invests its excess cash primarily in deposits with commercial banks and high-quality corporate securities. For the years ended July 31, 2000 and 1999, one customer accounted for 92% and 100% of the Company's revenue, respectively. The Company generally does not require collateral for sales to customers.

   Certain components and parts used in the Company's products are procured from a single source. The Company obtains parts from one vendor only, even where multiple sources are available, to maintain quality control and enhance working relationships with suppliers. These purchases are made under existing contracts or purchase orders. The failure of a supplier, including subcontractor, to deliver on schedule could delay or interrupt the Company's delivery of products and thereby adversely affect the Company's revenue and profits.

Other Comprehensive Income (Loss)

   The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). The comprehensive net loss for the period from inception (February 17, 1998) through July 31, 1998 and the year ended July 31, 1999 does not differ from the reported net loss.

Net Income (Loss) Per Share and Pro Forma Income (Loss) Per Share

   Basic net income (loss) per share is computed by dividing the net income
(loss) for the period by the weighted average number of common shares outstanding during the period less unvested restricted stock. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Common equivalent shares are composed of unvested shares of restricted common stock and the incremental common shares issuable upon the exercise of stock options and unvested restricted common shares.

   Pro forma net income (loss) per share for the years ended July 31, 2000 and 1999 and the period from inception (February 17, 1998) through July 31, 1998 is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's Series A, B, C and D redeemable convertible preferred stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred at the date of original issuance.

   All share and per share data presented reflects two three-for-one stock splits effected in August 1999 and February 2000.

                            SYCAMORE NETWORKS, INC.

   The following table sets forth the computation of basic and diluted income
(loss) per share:

                                                             Period from Inception
                                                              (February 17, 1998)
                                  Year Ended    Year Ended          through
                                 July 31, 2000 July 31, 1999     July 31, 1998
                                 ------------- ------------- ---------------------
                                       (in thousands, except per share data)
Numerator:
Net income (loss)............      $ 20,399      $(19,490)         $   (693)
Denominator
Historical:
   Weighted-average shares of
   common stock outstanding..       201,716         45,585           19,521
   Weighted-average shares
   subject to repurchase.....       (49,216)       (36,261)         (15,768)
                                   --------      ---------         --------
Shares used in per-share
 calculation--basic..........       152,500          9,324            3,753
                                   ========      =========         ========
   Weighted-average shares of
   common stock outstanding..       201,716          9,324            3,753
   Weighted common stock
   equivalents...............         9,161             --               --
                                   --------      ---------         --------
Shares used in per-share
 calculation--diluted........       210,877          9,324            3,753
                                   ========      =========         ========
Net income (loss) per share:
   Basic.....................      $   0.13      $   (2.09)        $  (0.18)
                                   ========      =========         ========
   Diluted...................      $   0.10      $   (2.09)        $  (0.18)
                                   ========      =========         ========
Denominator
Pro Forma:
  Historical weighted-average
   shares of common stock
   outstanding--Basic........       152,500          9,324            3,753
  Weighted average number of
   shares assumed upon
   conversion of redeemable
   convertible preferred
   stock.....................        32,344        105,111           52,515
                                   --------      ---------         --------
Shares used in per-share
 calculation--pro forma
 basic.......................       184,844        114,435           56,268
                                   ========      =========         ========
   Weighted common stock
   equivalents...............        58,377             --               --
                                   --------      ---------         --------
Shares used in per-share
 calculation--pro forma
 diluted.....................       243,221        114,435           56,268
                                   ========      =========         ========
Net income (loss) per share:
   Pro forma basic...........      $   0.11      $   (0.17)        $  (0.01)
                                   ========      =========         ========
   Pro forma diluted.........      $   0.08      $   (0.17)        $  (0.01)
                                   ========      =========         ========

   Options to purchase 4,616,000 and 5,058,900 shares of common stock at average exercise prices of $79.15 and $0.45 have not been included in the computation of diluted net income (loss) per share for the years ended July 31, 2000 and 1999, respectively, as their effect would have been anti-dilutive.

Stock Based Compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25," Accounting for Stock Issued to Employees," and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123").

                            SYCAMORE NETWORKS, INC.

Segment Information

   The Company has determined that it conducts its operations in one business segment. For all periods presented, substantially all revenue has been derived within the United States. Long lived assets are principally located in the United States.

Recent Accounting Pronouncements

   In June 1998, the FASB issued Statement of Financial Accounting Standards No.133, Accounting for Derivative Instruments and Hedging Activities (SFAS No.133). This accounting standard, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, requires that all derivatives be recognized as either assets or liabilities at estimated fair value. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. This accounting standard amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The adoption of SFAS No. 133, as amended, is not expected to have a material effect on the Company's financial position or results of operations.

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's fourth quarter of fiscal year 2001. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company does not believe that adoption of SAB 101 will have a material impact on the Company's financial position or results of operations.

3. Inventory

   Inventory consisted of the following at July 31, 2000 and 1999 (in thousands):

                                                                   2000    1999
                                                                  ------- ------
   Raw materials................................................. $14,340 $2,164
   Work in process...............................................   3,685  3,026
   Finished goods................................................  21,714  1,418
                                                                  ------- ------
                                                                  $39,739 $6,608
                                                                  ======= ======

4. Property and Equipment

   Property and equipment consisted of the following at July 31, 2000 and 1999 (in thousands):

                                                                 2000     1999
                                                                -------  ------
   Computer software and equipment............................. $44,445  $5,433
   Furniture and office equipment..............................   1,075     221
   Leasehold improvements......................................   1,992     609
                                                                -------  ------
                                                                 47,512   6,263
   Less accumulated depreciation and amortization..............  (7,077)   (975)
                                                                -------  ------
                                                                $40,435  $5,288
                                                                =======  ======

   Depreciation and amortization expense was $6.1 million, $0.9 million and $27,000 for the years ended July 31, 2000 and 1999, and the period from inception (February 17, 1998) through July 31, 1998, respectively.

                            SYCAMORE NETWORKS, INC.

5. Commitments and Contingencies:

   Capital and Operating Leases

   Rent expense under operating leases was $1.6 million, $266,000 and $27,500 for the years ended July 31, 2000 and 1999, and the period from inception (February 17, 1998) through July 31, 1998, respectively. At July 31, 2000 future minimum lease payments under all non-cancelable operating leases are as follows, in thousands:

   2001................................................................ $ 2,488
   2002................................................................   2,357
   2003................................................................   2,207
   2004................................................................   2,199
   2005................................................................   1,333
   2006................................................................   1,161
   2007................................................................     967
                                                                        -------
   Total future minimum lease payments................................. $12,712
                                                                        =======

Letter of Credit

   Included in prepaid expenses and other current assets at July 31, 1999 is a $4 million U.S. Government security which collateralizes a stand-by letter of credit used for inventory purchases made by a third party manufacturer on behalf of the Company. The letter of credit is irrevocable and expired in October 1999.

Notes Payable

   In August 1998 and April 1999, the Company entered into equipment loan agreements with a bank. Under the loan agreements, the Company could borrow up to $6 million at an interest rate of prime plus 0.5%, for the purpose of acquisition of equipment. In October 1999, the Company paid off all outstanding debt from the proceeds of the initial public offering.

6. Income Tax

   Substantially all of the income before income taxes as shown in the Consolidated Statement of Operations for the year ended July 31, 2000 is derived in the United States.

   The provision (benefit) for income taxes consists of the following (in thousands):

                                                                        July
                                                                         31,
                                                                        2000
                                                                       -------
   Current:  Federal.................................................. $12,375
             State....................................................   2,419
                                                                       -------
                                                                        14,794

   Deferred: Federal.................................................. $(3,405)
             State....................................................  (1,125)
                                                                       -------
                                                                        (4,530)
                                                                       -------
   Total provision for income taxes................................... $10,264
                                                                       =======

                            SYCAMORE NETWORKS, INC.

  A reconciliation between the statutory federal income tax rate and the Company's effective tax rate is as follows:

                                                                        July 31,
                                                                          2000
                                                                        --------
   Statutory federal income tax rate...................................   35.0%
   State taxes, net of federal benefit.................................    4.4
   Non-deductible stock compensation...................................   14.0
   Utilization of net operating loss and credit carryfowards...........  (21.7)
   Research and development tax credits................................   (1.0)
   Other...............................................................    2.8
                                                                         -----
                                                                         33.5%
                                                                         =====

  The Company did not provide for taxes in fiscal 1999 and 1998 as there was no taxable income.

  The significant components of the deferred tax assets and liabilities as of July 31, 2000 and 1999 are as follows (in thousands):

                                                                  2000    1999
                                                                 ------  ------
   Assets:
     Inventory.................................................. $1,560  $   --
     Non deductible accruals....................................  2,251      --
     Stock compensation.........................................    787      --
     Net operating loss and credit carryforwards................    729   6,678
     Other......................................................    283     161
                                                                 ------  ------
       Total deferred tax assets................................  5,610   6,839

   Liabilities:
     Depreciation............................................... (1,080)   (196)
     Other...................................................... (2,480)     --
                                                                 ------  ------
     Total deferred tax liabilities............................. (3,560)   (196)
     Net deferred tax asset.....................................  2,050   6,643
     Valuation allowance........................................     --  (6,643)
                                                                 ------  ------
                                                                 $2,050  $   --
                                                                 ======  ======

   During the year ended July 31, 2000, the Company reversed its valuation allowance related to its 1999 deferred tax asset of $6.6 million, as the realization of such assets became probable. The Company has available state net operating loss carryforwards of approximately $19.3 million expiring in 2004 and 2005. The income tax provision does not reflect the tax savings resulting from deductions associated with the Company's stock option plans.

7. Redeemable Preferred Stock

   The Company's Board authorized 15,792,201 shares of Series A, Series B, Series C and Series D convertible preferred stock at $.01 par value. Issuances were as follows:

   In February 1998, the Company authorized 6,380,000 shares of Series A preferred stock.

                            SYCAMORE NETWORKS, INC.

   In February 1998 and April 1998, the Company sold 5,500,000 and 549,450 shares, respectively of Series A at a price of $.91 per share and received proceeds of approximately $5,505,000. In July 1998, the Company issued 137,362 shares of Series A and received proceeds of approximately $125,000 in October 1998. In October 1998, the Company sold 2,775,000 shares of Series A at a price of $.91 per share and received proceeds of approximately $2,525,250.

   In December 1998, the Company authorized 3,625,000 shares of Series B $.01 par value. In December 1998 and February 1999, the Company sold 3,607,062 shares of Series B at a price of $3.50 per share and received proceeds of approximately $12,625,000.

   In February 1999, the Company authorized 2,500,000 shares of Series C $.01 par value. In March 1999, the Company sold approximately 2,500,000 shares of Series C at a price of $8.00 per share and received proceeds of approximately $20,000,000.

   In July 1999, the Company authorized 692,201 shares of Series D $.01 par value. In July 1999, the Company sold 692,201 shares of Series D at a price of $21.67 per share and received proceeds of approximately $15,000,000.

   All share of redeemable convertible preferred stock converted into 141,849,675 shares of common stock at the time of our initial public offering, and has been retired.

 The terms of Series A, Series B, Series C and Series D redeemable convertible preferred stock were as follows:

Conversion

   Each share of Series A, Series B, Series C and Series D may be converted into three shares of common stock at any time at the option of the holder, subject to adjustment for certain events such as a stock split, stock dividend, or stock issuance. Upon the earlier of the closing of an initial public offering of the Company's common stock at a price which equals or exceeds $3.22 per share and results in proceeds of a least $10,000,000, or the date on which at least 10,000,000 shares of preferred stock have been converted to common stock, all outstanding shares of preferred stock automatically convert into shares of common stock.

Dividend and Voting Rights

   When and if declared by the Company's Board, dividends on Series A, Series B, Series C and Series D are payable in cash in preference and prior to any payment of any dividend on common shares. The holders are entitled to the per share amount of dividends or distributions declared for common stock, multiplied by the number of shares of common stock into which the preferred stock is convertible. The holders are entitled to vote on all matters and are entitled to the number of votes equal to the number of common shares into which the Series A, Series B, Series C and Series D, are convertible as of the date of record.

Liquidation Preference

   In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series A, Series B, Series C and Series D are entitled to receive, prior and in preference to any payment or distribution of any assets or surplus funds of the Company to holders of the common shares, an amount for each share of Series A, Series B, Series C and Series D held, equal to $.91, $3.50, $8.00 and $21.67, respectively, plus any declared and unpaid dividends. The liquidation preferences are subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization.

                            SYCAMORE NETWORKS, INC.

Redemption

   If the holders of at least a majority of Series A, Series B, Series C and Series D preferred stock, at any time after February 26, 2004, so demand, the Company will be required to redeem 33% of the shares outstanding, an additional 50% on February 26, 2005 and all shares remaining on February 26, 2006. The redemption prices of each share of Series A, Series B, Series C and Series D are $.91, $3.50, $8.00 and $21.67, respectively plus all declared and unpaid dividends, if any.

   The following table sets forth the redeemable convertible preferred stock activity (in thousands):

                            Series A       Series B       Series C       Series D        Total
                          ------------- -------------- -------------- -------------- --------------
                          Shares Amount Shares Amount  Shares Amount  Shares Amount  Shares Amount
                          ------ ------ ------ ------- ------ ------- ------ ------- ------ -------
Issuance--February
1998....................  5,500  $5,005                                               5,500 $ 5,005
Issuance--April 1998....    550     500                                                 550     500
Issuance--July 1998.....    137     116                                                 137     116
                          -----  ------                                              ------ -------
Balance July 31, 1998...  6,187   5,621                                               6,187   5,621
                          -----  ------                                              ------ -------
Issuance--October 1998..  2,775   2,525                                               2,775   2,525
                          -----  ------
Issuance--December
1998....................                3,506  $12,270                                3,506  12,270
Issuance--February
1999....................                  101      355                                  101     355
                                        -----  -------
Issuance--March 1999....                               2,500  $20,000                 2,500  20,000
                                                       -----  -------                ------ -------
Issuance--July 1999.....                                               692   $15,000    692  15,000
                                                                       ---   ------- ------ -------
Balance July 31, 1999...  8,962  $8,146 3,607  $12,625 2,500  $20,000  692   $15,000 15,761 $55,771
                          -----  ------ -----  ------- -----  -------  ---   ------- ------ -------

8. Stockholders' Equity

Common Stock

   The Company is authorized to issue up to 1.5 billion shares of its common stock. The holders of the common stock are entitled to one vote for each share held. The Board of Directors (the "Board") may declare dividends from legally available funds, subject to any preferential dividend rights of any outstanding preferred stock and restrictions under the Company's loan agreements. Holders of the common stock are entitled to receive all assets available for distribution on the dissolution or liquidation of the Company, subject to any preferential rights of any outstanding preferred stock.

   In October 1999, the Company completed its initial public offering ("IPO") in which it sold 22,425,000 shares of common stock at a price to the public of $12.67 per share. The net proceeds of the IPO, after deducting underwriting discounts and other offering expenses, were approximately $263.0 million. Upon the closing of the IPO, all redeemable convertible preferred Stock (Series A, B, C and D) automatically converted to 141,849,675 shares of common stock.

   In March 2000, the Company completed a follow-on public offering of 10,200,000 shares of common stock at $150.25 per share. Of the 10,200,000 shares offered, 8,428,401 shares were sold by the Company and 1,771,599 shares were sold by existing stockholders of the Company. The net proceeds of this offering, to the Company, after deducting underwriting discounts and other expenses, were approximately $1.2 billion.

   The Company effected the following stock splits: 3-for-1 in August 1999 and 3-for-1 in February 2000. All common shares, common share options and per share amounts in the accompanying financial statements have been adjusted to reflect the stock splits.

                            SYCAMORE NETWORKS, INC.

Stock Incentive Plans

   The Company has two main stock incentive plans: the 1998 Stock Incentive Plan (the "1998 Plan") and the 1999 Stock Incentive Plan (the "1999 Plan"). A total of 79,695,000 shares of common stock have been reserved for issuance under the 1998 and 1999 Plans. Shares not yet issued under the 1998 Stock Incentive Plan are available under the 1999 plan. Both Plans provide for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors, consultants and advisors of the Company. No participant may receive any award for more than 1,500,000 shares in any calendar year. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant. The Board determines the term of each option, the option exercise price, and the vesting terms. Stock options generally expire ten years from the date of grant and vest over five years.

   All employees who have been granted options by the Company under the 1998 and 1999 Plans are eligible to elect immediate exercise of all such options. However, shares obtained by employees who elect to exercise prior to the original option vesting schedule are subject to the Company's right of repurchase, at the option exercise price, in the event of termination. The Company's repurchase rights lapse at the same rate as the shares would have become exercisable under the original vesting schedule. As of July 31, 2000, there were 14,509,767 shares related to immediate option exercises subject to repurchase by the Company at prices ranging from $0.01 to $12.67.

   The total amount of shares that may be issued under the 1999 plan is the remaining shares to be issued under the 1998 Stock Incentive Plan plus an annual increase beginning August 1, 2000 of the lesser of 9,000,000 or 5% of the outstanding shares on that date. As of July 31, 2000, there were 53,781,562 reserved for future issuance.

Restricted Stock

   Restricted stock may be issued to employees, officers, directors, consultants, and other advisors. Shares acquired pursuant to a restricted stock agreement are subject to a right of repurchase by the Company which lapses as the restricted stock vests. In the event of termination of services, the Company has the right to repurchase unvested shares at the original issuance price. The vesting period is generally five years. The Company issued 22,095,000 and 29,502,936 shares of restricted stock, of which 5,557,500 shares were issued through the 1998 Stock Incentive Plan, for the period from inception (February 17, 1998) through July 31, 1998 and the year ended July 31, 1999, respectively. The number of shares of restricted stock outstanding at July 31, 2000 and 1999 was 51,597,936, of which 27,998,032 and 42,296,436 were subject to repurchase at their original issuance prices, respectively, ranging from $0.001 to $0.11.

1999 Employee Stock Purchase Plan

   In August 1999, the Board approved the Employee Stock Purchase Plan. A total of 2,250,000 shares of common stock have been reserved for issuance under this plan. Eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. Participation is limited to 10% of an employee's eligible compensation not to exceed amounts allowed by the Internal Revenue Code. On August 1 of each year, commencing with August 1, 2000, the aggregate number of common shares available for purchase during the life of the Employee Stock Purchase Plan shall automatically be increased by the number of common shares necessary to cause the number of common shares available for purchase to be 2,250,000. As of July 31, 2000, 101,021 shares of common stock had been issued for proceeds of $1.1 million and approximately 2,149,000 shares are available for future issuance.

                            SYCAMORE NETWORKS, INC.

1999 Non-Employee Director Option Plan

   In August 1999, the Board approved the 1999 Non-Employee Director Option Plan. A total of 1,500,000 shares of common stock have been reserved for issuance under this plan. As of August 1 of each year, commencing with August 1, 2000, the aggregate number of common shares available for the grant of options under this plan shall automatically be increased by the number of common shares necessary to cause the total number of common shares available for grant to be 1,500,000. Each director will be automatically granted an option to purchase 30,000 shares immediately following each annual meeting of stockholders. The Company granted 270,000 options with a vesting period of three years, as of July 31, 2000.

Deferred Stock Compensation

   In connection with the grant of certain stock options and restricted shares to employees during the years ended July 31, 2000 and 1999 and the period from inception (February 17, 1998) to July 31, 1998, the Company recorded deferred stock compensation of $31,701,000, $25,159,000 and $184,000, respectively, representing the difference between the deemed fair market value of the common stock on the date of grant and the exercise price. Compensation related to options and restricted shares which vest over time was recorded as a component of stockholders' deficit and is being amortized over the vesting periods of the related options. During the years ended July 31, 2000 and 1999 and the period from inception (February 17, 1998) to July 31, 1998, the Company recorded compensation expense relating to these options and restricted shares totaling $10,916,000, $1,409,000 and $5,000, respectively.

Non-Employee Stock Compensation

   During the year ended July 31, 2000, the Company granted 208,000 shares of common stock awards which were fully vested by July 31, 2000 to non-employees and recognized compensation expense of $1,372,000. During the year ended July 31, 1999, the Company granted 1,230,300 shares of common stock awards which were fully vested by July 31, 1999 to non-employees and recognized compensation expense of $2,060,000. The fair value of each stock option was estimated using the Black-Scholes option-pricing model with the following assumptions for July 31, 2000 and 1999, respectively: a weighted-average risk free interest rates of 5.2% and 6.5%, a weighted-average expected option life of 4 and 3 years, no dividend yield and a 85% and 60% volatility.

Valuation of Stock Awards

   Had compensation cost of our stock awards been determined in accordance with the provisions of SFAS No. 123, the historical net income (loss) and net income
(loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                         Period from Inception
                              Year Ended    Year Ended   (February 17, 1998) to
                             July 31, 2000 July 31, 1999     July 31, 1998
                             ------------- ------------- ----------------------
As reported
  Net income (loss).........   $ 20,399      $(19,490)           $ (693)
  Basic net income (loss)
   per share................   $   0.13      $  (2.09)           $(0.18)
  Diluted net income (loss)
   per share................   $   0.10      $  (2.09)           $(0.18)
Pro forma
  Net loss..................   $(62,342)     $(21,314)           $ (807)
  Basic and diluted net loss
   per share................   $  (0.41)     $  (2.29)           $(0.22)
Shares used in basic and
 diluted....................    152,500         9,324             3,753

                            SYCAMORE NETWORKS, INC.

   The fair value of these stock awards at the date of grant was estimated using the Black-Scholes model with the following assumptions:

                                                          Period from Inception
                               Year Ended    Year Ended    (February 17, 1998)
                              July 31, 2000 July 31, 1999   to July 31, 1998
                              ------------- ------------- ---------------------
Risk free interest rate......        6.5%          4.5%              5.4%
Dividend yield...............          0%            0%                0%
Expected volatility..........         85%            0%                0%
Expected life................    5 years       5 years           4 years

   The weighted average grant date fair value of stock awards granted during the years ended July 31, 2000 and 1999 and the period from inception (February 17, 1998) to July 31, 1998 was $38.86, $0.35 and $0.05 per share, respectively.
The pro forma effect of applying SFAS No. 123 for prior years is not necessarily representative of pro forma effect to be expected in future years.

   All stock option transactions issued under the stock plans are summarized as follows:

                                                    Number of   Weighted Average
                                                     Shares      Exercise Price
                                                   -----------  ----------------
Outstanding at July 31, 1998......................          --           --
Options granted...................................  23,280,300       $ 0.16
Options exercised................................. (18,221,400)        0.22
                                                   -----------       ------
Outstanding at July 31, 1999......................   5,058,900       $ 0.45
                                                   ===========       ======
Options granted...................................  24,936,401        54.20
Options exercised.................................  (2,494,538)        1.72
Options cancelled.................................    (241,999)       66.13
                                                   -----------       ------
Outstanding at July 31, 2000......................  27,258,764       $48.92
                                                   ===========       ======

   The weighted average exercise price for options granted at fair value were $97.97 and $0 for 2000 and 1999, respectively. The weighted average fair value for options granted at fair value were $69.55 and $0 for 2000 and 1999, respectively. The weighted average exercise price for options granted below fair value were $3.03 and $0.22 for 2000 and 1999, respectively. The weighted average fair value of options granted below fair value were $4.81 and $0.35 for 2000 and 1999, respectively.

   The following table summarizes information about stock options outstanding at July 31, 2000:

                                                            Vested Options
                          Options Outstanding                 Exercisable
                    -----------------------------------  -----------------------
                                  Weighted
                                   Average    Weighted                 Weighted
                     Number of    Remaining   Average                  Average
    Range of          Shares      Contract    Exercise     Number      Exercise
 Exercise Prices    Outstanding     Life       Price     Exercisable    Price
-----------------   -----------   ---------   --------   -----------   --------
$  0.04 - $  1.67    5,873,356      8.96       $ 0.86      293,725      $ 0.69
   2.00 -    5.00    5,474,571      9.12         3.21       17,550        2.76
   5.83 -   77.98    5,923,649      9.47        35.21       33,700       28.04
  80.00 -  106.33    5,530,938      9.56        90.52       65,031       88.94
 109.38 -  189.94    4,456,250      9.67       135.01          250      135.01
                    ----------      ----                   -------
$  0.04 - $189.94   27,258,764      9.34       $48.92      410,256      $48.92

                            SYCAMORE NETWORKS, INC.

Stockholder Notes Receivable

   At July 31, 2000 and July 31, 1999, the Company held notes receivable in the amount of $262,000 and $360,000, respectively, from stockholders in consideration for the purchase of common stock. The notes are due five years from the date of issuance and are collateralized by the underlying common stock and, consequently, are reflected as a component of stockholders' equity (deficit).

Common Stock Purchase Option

   In March 1999, the Company signed a definitive Purchase and License Agreement (the "Agreement") with a customer to provide certain Company products. Under the terms of the Agreement, the customer also had the right to purchase shares (based upon set criteria in the contract) of the Company's common stock in the Company's IPO of shares at the IPO price. The customer purchased 600,000 shares at $12.67 per share in October 1999.

Preferred Stock

   In August 1999, the shareholders of the Company approved amendments to the Company's Articles of Incorporation to authorize the issuance of 5,000,000 shares of $.01 par value undesignated preferred stock that may be issued by the Board from time to time in one or more series without stockholder approval. This amendment was effective upon the closing of the Company's IPO.

9. Employee Benefit Plan:

   The Company sponsors a defined contribution plan covering substantially all of its employees which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. To date, the Company has made no contributions to the plan.

10. Selected Quarterly Financial Data (Unaudited)

                                     October 30, January 29, April 29, July 31,
Consolidated Statement of               1999        2000       2000      2000
Operations Data:                     ----------- ----------- --------- --------
Revenue............................    $19,510     $29,049    $59,183  $90,395
Gross profit(1)....................      9,170      13,653     27,816   42,512
                                       -------     -------    -------  -------
Net income (loss)..................    $(5,717)    $(1,634)   $ 9,420  $18,330
                                       =======     =======    =======  =======
Basic net income (loss) per share..    $ (0.19)    $ (0.01)   $  0.05  $  0.09
                                       =======     =======    =======  =======
Diluted net income (loss) per
 share.............................    $ (0.19)    $ (0.01)   $  0.04  $  0.07
                                       =======     =======    =======  =======
(1) Exclusive of the non-cash stock
 compensation expense of...........    $   261     $   328    $   329  $   328
                                     October 29, January 30,  May 1,   July 31,
Consolidated Statement of               1998        1999       1999      1999
Operations Data:                     ----------- ----------- --------- --------
Revenue............................    $    --     $    --    $    --  $11,330
Gross profit (loss)(1).............        (24)       (215)      (934)   4,017
                                       -------     -------    -------  -------
Net loss...........................    $(1,184)    $(3,105)   $(6,120) $(9,081)
                                       =======     =======    =======  =======
Basic net loss per share...........    $ (0.13)    $ (0.33)   $ (0.65) $ (0.97)
                                       =======     =======    =======  =======
Diluted net loss per share.........    $ (0.13)    $ (0.33)   $ (0.65) $ (0.97)
                                       =======     =======    =======  =======
(1) Exclusive of the non-cash stock
 compensation expense of...........    $     8     $    13    $    24  $    56

                            SYCAMORE NETWORKS, INC.

11. Subsequent Events

   On September 7, 2000, the Company acquired Sirocco Systems, Inc. in a transaction accounted for as a pooling-of-interests. An aggregate of approximately 28.4 million shares of Sycamore common stock were either exchanged for all outstanding shares of Sirocco or reserved for common stock issuable under outstanding Sirocco stock options assumed by the Company in the transaction. Sirocco develops optical networking equipment for telecommunications carriers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information set forth under the heading "Executive Officers of the Registrant" in Part I hereof and set forth under the caption "Election of Directors" appearing in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on December 14, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2000, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information appearing at the end of Part I and the forth under the caption "Compensation and Other Information Concerning Directors and Officers" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on December 14, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2000, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on December 14, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2000, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information set forth under the caption "Certain Relationships and Related Transactions" appearing in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on December 14, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2000, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.Financial Statements

    The financial statements listed in the accompanying Index to Consolidated Financial Statements on page 28 are filed as part of this report.

  2.Exhibits

  Number                            Exhibit Description
 ---------                          -------------------
 ******2.1 Agreement and Plan of Merger, dated as of June 5, 2000, by and among
           Sycamore Networks, Inc., Tropical Acquisition Corporation and
           Sirocco Systems, Inc.

      *3.1 Amended and Restated Certificate of Incorporation of the Company

      *3.2 Certificate of Amendment to the Amended and Restated Certificate of
           Incorporation of the Company

      *3.3 Amended and Restated By-Laws of the Company

      *4.1 Specimen common stock certificate

      *4.2 See Exhibits 3.1, 3.2, and 3.3 for provisions of the Certificate of
           Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company

      *4.3 Second Amended and Restated Investor Rights Agreement dated
           February 26, 1999, as amended by Amendment No. 1 dated as of July 23, 1999

    ***4.4 Amendment No. 2 dated as of August 5, 1999 to the Second Amended and
           Restated Investor Rights Agreement dated February 26, 1999

    ***4.5 Amendment No. 3 dated as of September 20, 1999 to the Second Amended and Restated Investor Rights Agreement dated February 26, 1999

    ***4.6 Amendment No. 4 dated as of February 11, 2000 to the Second Amended and Restated Investor Rights Agreement dated February 26, 1999

     *10.1 1998 Stock Incentive Plan, as amended

     *10.2 1999 Non-Employee Directors' Option Plan

    *+10.3 Purchase and License Agreement between Sycamore Networks, Inc. and
           Williams Communications, Inc. dated March 5, 1999

  ***+10.4 Addendum to Purchase and License Agreement between Sycamore
           Networks, Inc. and Williams Communications, Inc. dated November 21,
           1999

  ***+10.5 Manufacturing Services Agreement between Sycamore Networks, Inc. and
           Celestica Corporation dated February 9, 2000

     *10.7 1999 Stock Incentive Plan

    **10.9 Form of Indemnification Agreement between Sycamore, the Directors of
           Sycamore Networks, Inc. and executive officers of Sycamore Networks,
           Inc. each dated November 17, 1999

   **10.10 Form of Change in Control Agreement between Sycamore Networks, Inc.
           and executive officers of Sycamore Networks, Inc. each dated
           November 17, 1999

 Number                                            Exhibit Description
---------                                          -------------------
  **10.11  Promissory Note and Pledge Agreement dated October 20, 1999 between Sycamore Networks, Inc. and
           Kevin Oye, Vice President of Business Development

****10.14  Lease Agreement between Sycamore Networks, Inc. and Farley White Associates, LLC dated March 23,
           2000

    10.15  Sirocco Systems, Inc. 1998 Stock Plan

*****99.2  Escrow Agreement dated as of September 7, 2000 by and among Sycamore Networks, Inc., the Stockholder
           Representative named therein and the Escrow Agent named therein

     23.1  Consent of PricewaterhouseCoopers LLP

     24.1  Power of Attorney (see signature page)

     27.1  Financial Data Schedule (Filed electronically)

* Incorporated by reference to Sycamore Networks, Inc.'s Registration Statement on Form S-1 (Registration Statement No. 333-84635).

** Incorporated by reference to Sycamore Networks, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999 filed with the Commission on December 13, 1999.

*** Incorporated by reference to Sycamore Networks Inc.'s Registration Statement on Form S-1 (Registration Statement No. 333-30630).

**** Incorporated by reference to Sycamore Networks Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2000 filed with the Commission on June 12, 2000.

***** Incorporated by reference to Sycamore Networks, Inc.'s Registration Statement on Form S-4 (Registration Statement No. 333-40146).

****** Incorporated by reference to Sycamore Networks, Inc.'s Current Report on Form 8-K filed with the Commission on June 12, 2000.

+ Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b)  Reports

  The Company filed a Current Report on Form 8-K on June 12, 2000 relating to the signing by the Company of an Agreement and Plan of Merger dated as of June 5, 2000 by and among the Company, Sirocco Systems, Inc. and Tropical Acquisition Corporation.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chelmsford, Commonwealth of Massachusetts, on this 24th day of October, 2000.

                                          SYCAMORE NETWORKS, INC.

                                          By:  ________________________________
                                              Daniel E. Smith
                                              President and Chief Executive
                                              Officer

                        POWER OF ATTORNEY AND SIGNATURES

   We, the undersigned officers and directors of Sycamore Networks, Inc. hereby severally constitute Gururaj Deshpande, Daniel E. Smith and Frances M. Jewels, and each of them individually, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all subsequent amendments to said Report, and generally to do all such things in our names and behalf in our capacities as officers and directors to enable Sycamore Networks, Inc. to comply with all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by said attorneys, or any of them, to said Report and any and all amendments thereto.

   Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on this 24th day of October, 2000.

   /s/ Gururaj Deshpande    Chairman of the Board of Directors
-------------------------
   Gururaj Deshpande

   /s/ Daniel E. Smith      President, Chief Executive Officer and Director
-------------------------
   Daniel E. Smith

   /s/ Frances M. Jewels    Chief Financial Officer, Vice President, Finance
-------------------------   and Administration, Secretary and Treasurer
   Frances M. Jewels

   /s/ Timothy Barrows      Director
-------------------------
   Timothy Barrows

   /s/ Paul J. Ferri        Director
-------------------------
   Paul J. Ferri

   /s/ John W. Gerdelman    Director
-------------------------
   John W. Gerdelman