Form 10-Q
period 2000-10-28
SYCAMORE NETWORKS INC
filed 2000-12-12
CIK 1092367

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934


                 FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 333-25853

                            SYCAMORE NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                04-3410558
           (State or other jurisdiction              (I.R.S. Employer
         of incorporation or organization)        Identification Number)



                                150 Apollo Drive
                              Chelmsford, MA 01824
                                 (978) 250-2900
     (Address Including Zip Code and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)

                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___, and (2) has been
   subject to such filing requirements for the past 90 days. Yes  X   No___ .



The number of shares outstanding of the Registrant's Common Stock as of November 30, 2000 was 272,635,510.

Sycamore Networks, Inc.

Index

Part I.  Financial Information
                                                                                                      Page No.
Item 1.  Financial Statements

         Consolidated Balance Sheets as of October 28, 2000 and July 31, 2000                             3

         Consolidated Statements of Operations for the three months
         ended October 28, 2000 and October 30, 1999                                                      4

         Consolidated Statements of Cash Flows for the three months
         ended October 28, 2000 and October 30, 1999                                                      5

         Notes to Consolidated Financial Statements                                                       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                              9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                       21

Part II. Other Information

Item 1.  Legal Proceedings                                                                               21

Item 6.  Exhibits and Reports on Form 8-K                                                                22

Signature                                                                                                23

Exhibit Index                                                                                            24

Part I. Financial Information
ITEM 1. FINANCIAL STATEMENTS

SYCAMORE NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   October 28,          July 31,
                                                                         2000              2000
                                                                   ----------          ----------
Assets
Current assets:
  Cash and cash equivalents                                        $  375,994        $  429,965
  Marketable securities                                               741,279           710,398
  Accounts receivable, net of allowance for doubtful accounts of $401 and $0 at October 28, 2000 and July 31, 2000,
    respectively.                                                      40,231            43,407
  Inventories                                                          53,563            39,739
  Prepaids and other current assets                                    14,997            25,869
                                                                   ----------        ----------
Total current assets                                                1,226,064         1,249,378

Property and equipment, net                                            71,053            42,840
Marketable securities                                                 399,922           376,740
Other assets                                                           27,429            19,438
                                                                   ----------        ----------
Total assets                                                       $1,724,468        $1,688,396
                                                                   ==========        ==========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                 $   45,865        $   49,030
  Accrued compensation                                                  2,945             7,177
  Accrued expenses                                                     16,300             7,529
  Deferred revenue                                                     49,904            29,708
  Other current liabilities                                             5,352             8,866
                                                                   ----------        ----------
Total current liabilities                                             120,366           102,310
                                                                          850             4,487
Long-term liabilities

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000 shares                          -                 -
  authorized; none issued or outstanding

 Common stock, $.001 par value; 1,500,000,000 shares                      273               272
  authorized; 272,529,584 and 271,854,606 shares issued and
  outstanding
     Additional paid-in capital                                     1,723,737         1,652,463
     Accumulated deficit                                              (57,398)          (31,194)
     Notes receivable                                                    (100)             (262)
     Deferred compensation                                            (67,461)          (44,714)
     Accumulated other comprehensive income                             4,201             5,034
                                                                   ----------        ----------
Total stockholders' equity                                          1,603,252         1,581,599
                                                                   ----------        ----------

Total liabilities and stockholders' equity                         $1,724,468        $1,688,396
                                                                   ==========        ==========

   The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED
                                                                        -------------------
                                                                     OCTOBER 28,         OCTOBER 30,
                                                                            2000                1999
                                                                        --------             -------

Revenues ......................................................         $120,448             $19,510
Cost of revenues (exclusive of the non-cash stock
 compensation expense of $1,643 and $261) .....................           64,139              10,340
                                                                         --------             -------
Gross profit  .................................................           56,309               9,170

Operating expenses:
   Research and development (exclusive of the non-cash stock
    compensation expense of $25,388 and $884) .................           35,679               9,329
   Sales and marketing (exclusive of the non-cash stock
    compensation expense of $14,735 and $1,605) ...............           17,400               3,453
   General and administrative (exclusive of the non-cash
    stock compensation expense of $987 and $539) ..............            4,062                 956
   Amortization of stock compensation .........................           42,753               3,289
   Acquisition costs ..........................................            4,948                   -
                                                                        --------             -------
        Total operating expenses ..............................          104,842              17,027

 Loss from operations .........................................          (48,533)             (7,857)

 Interest and other income, net ...............................           22,329                 484
                                                                        --------             -------
 Net loss .....................................................         $(26,204)            $(7,373)
                                                                        ========             =======

Basic and diluted net loss per share ..........................           $(0.11)             $(0.15)
   Weighted average shares used in computing basic and
    diluted net loss per share ................................          230,658              49,490


   The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                  Three months ended
                                                                  ------------------
                                                          October 28,         October 30,
                                                                 2000                1999
                                                            ---------            --------

Cash flows from operating activities:
   Net loss                                                 $ (26,204)           $ (7,373)
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                              5,716                 700
     Amortization of stock compensation                        42,753               3,289
     Tax benefit from employee stock plans                      3,487                   -
Changes in operating assets and liabilities:
     Accounts receivable                                        3,176              (1,114)
     Inventories                                              (13,824)               (960)
     Prepaids and other current assets                         10,872               2,038
     Deferred revenue                                          20,196                (247)
     Accounts payable                                          (3,165)              4,747
     Accrued expenses and other liabilities                      (833)                135
                                                            ---------            --------
Net cash provided by operating activities                      42,174               1,215
                                                            ---------            --------

Cash flows from investing activities:
     Purchases of property and equipment                      (33,929)             (3,169)
     Purchases of marketable securities                      (507,380)             (8,082)
     Maturities of marketable securities                      452,484               4,906
     Increase in other assets                                  (7,991)               (440)
                                                            ---------            --------
Net cash used in investing activities                         (96,816)             (6,785)
                                                            ---------            --------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                2,289             285,037
     Payments received for notes receivable                       162                   -
     Payments on notes payable                                 (1,780)             (4,931)
                                                            ---------            --------
Net cash provided by financing activities                         671             280,106
                                                            ---------            --------
Net increase (decrease) in cash and cash
 equivalents                                                  (53,971)            274,536

Cash and cash equivalents, beginning of period                429,965              27,332
                                                            ---------            --------
Cash and cash equivalents, end of period                    $ 375,994            $301,868
                                                            =========            ========

Supplementary non-cash activity:
       Issuance of common stock in exchange for
        notes receivable                                            -                 100

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF THE  BUSINESS

  Sycamore Networks, Inc. (the "Company") develops and markets networking products that enable service providers to quickly and cost-effectively provide bandwidth and create new high-speed data services. To date, the Company has principally marketed its products in the United States and Europe.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

All historical financial information has been restated to reflect the acquisition of Sirocco Systems, Inc. in the first quarter of fiscal 2001, which was accounted for as pooling of interests.

The accompanying financial data as of October 28, 2000 and for the three months ended October 28, 2000 and October 30, 1999 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of October 28, 2000, results of operations for the three months ended October 28, 2000 and October 30, 1999 and cash flows for the three months ended October 28, 2000 and October 30, 1999 have been made. The results of operations for the three months ended October 28, 2000 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

In September 1999, the FASB issued Emerging Issues Task Force Topic No. D-83 ("EITF D-83"), "Accounting for Payroll Taxes Associated with Stock Option Exercises." EITF D-83 requires that payroll taxes paid on the difference between the exercise price and the fair value of acquired stock in association with an employee's exercise of non-qualified stock options to be treated as operating expenses. Payroll taxes on stock option exercises were $1.8 million in the first quarter of fiscal 2001.


3. NET LOSS PER SHARE AND PRO FORMA LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase. Diluted net loss per share is computed by dividing the net loss for the period by the weighted- average number of common and common equivalent shares outstanding during the period, if dilutive. Common equivalent shares are composed of unvested shares of restricted common stock and the incremental common shares issuable upon the exercise of stock options and unvested restricted common shares.

Pro forma net loss per share is computed using the weighted-average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's Series A, B, C and D redeemable convertible preferred stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred at the date of original issuance.

All share and per share data presented reflects two three-for-one stock splits effected in August 1999 and February 2000.

The following table sets forth the computation of basic and diluted net loss per share, (in thousands, except per share data):

                                                                              THREE MONTHS ENDED
                                                                 --------------------------------------------
                                                                          OCTOBER 28,            October 30,
                                                                                 2000                   1999
                                                                             --------               --------
Numerator                                                                    $(26,204)              $ (7,373)
     Net loss                                                                ========               ========


Denominator
HISTORICAL:
     Weighted-average shares of common stock outstanding                      272,447                104,245
     Weighted-average shares subject to repurchase                            (41,789)               (54,755)
                                                                             --------               --------

    Shares used in per-share calculation - basic and diluted                  230,658                 49,490
                                                                             ========               ========

Net loss per share:
     Basic and diluted                                                       $  (0.11)              $  (0.15)
                                                                             ========               ========

Denominator
PRO FORMA:
     Weighted-average shares of common stock outstanding                      230,658                 49,490
     Weighted-average number of shares assumed upon
       conversion of redeemable convertible preferred stock                         -                129,379
                                                                             --------               --------

     Shares used in per-share calculation - pro forma basic and  diluted      230,658                178,869
                                                                             ========               ========

Net loss per share:
     Pro forma basic and diluted                                             $  (0.11)              $  (0.04)
                                                                             ========               ========

Options to purchase 5,363,868 and 248,955 shares of common stock at respective average exercise prices of $114.69 and $9.50 have not been included in the computation of diluted net loss per share for the three months ended October 28, 2000 and October 30, 1999, respectively, as their effect would have been anti-dilutive.

4.  INVENTORY

Inventory consisted of the following  (in thousands):

                                           October 28,           July 31,
                                                  2000               2000
                                               -------            -------

Raw materials                                  $18,559            $14,340
Work in process                                  8,242              3,685
Finished goods                                  26,762             21,714
                                               -------            -------
                                               $53,563            $39,739
                                               =======            =======


5. COMPREHENSIVE LOSS

The Company reports comprehensive loss in accordance with Statement of Financial
Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130).   The
components of comprehensive loss are as follows (in thousands):

                                                                       THREE MONTHS ENDED
                                                             OCTOBER 28, 2000     OCTOBER 30, 1999
                                                           -------------------   -------------------

Net loss                                                              $(26,204)             $(7,373)
Other comprehensive income:
    Unrealized gain on investments                                       4,201                    -
                                                                      --------              -------

Comprehensive loss                                                    $(22,003)             $(7,373)
                                                                      ========              =======

6. ACQUISITION

On September 7, 2000, the Company acquired Sirocco Systems, Inc. ("Sirocco") in a transaction accounted for as a pooling of interests. An aggregate of approximately 28.6 million shares of Sycamore common stock were either exchanged for all outstanding shares of Sirocco or reserved for common stock issuable under outstanding Sirocco stock options assumed by us in the transaction. Acquisition costs for the first quarter of fiscal 2001 were $4.9 million.

Since the fiscal years of Sycamore and Sirocco differ, the historical periods combined giving effect to the acquisition are as follows:

SYCAMORE                               Sirocco
--------                               -------
Fiscal year ended July 31, 1999        Fiscal year ended December 31, 1999
Fiscal year ended July 31, 2000        Fiscal year ended July 31, 2000
Three months ended October 28, 2000    Three months ended October 28, 2000
   and October 30, 1999                   and October 30, 1999

The three months ended October 30, 1999 include Sirocco's financial results which are also recorded in the fiscal year ended December 31, 1999. Sirocco had no revenue and a net loss for the three months ended October 30, 1999 of $1,656,000. Sirocco's financial results for the five month period ended December 31, 1999, which has been reflected as an adjustment to retained earnings, include no revenue and a net loss of $3,659,000. There were no intercompany transactions requiring elimination in any period presented.


7. RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B which defers the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, with earlier adoption encouraged. The Company is required to and will adopt SAB 101 in the fourth quarter of fiscal 2001. The Company believes that its current revenue recognition policy complies with SAB 101 and does not expect the adoption to have a material impact on its financial position or results of operations.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, we wish to caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including, without limitation, those risks and uncertainties discussed under the heading "Factors That May Affect Future Results" contained in our Annual Report on Form 10-K and other reports we file from time to time with the SEC and the risks and uncertainties discussed under the captions "Risks Related To Our Business" and "Risks Related to the Securities Market." Forward looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may, "should," "will," and "would" or similar words.

OVERVIEW

We develop and market products that transport voice and data traffic over wavelengths of light. Our products enable service providers to quickly and cost effectively provide bandwidth and create new high-speed data services. From our inception in February 1998 through May 1, 1999, our operating activities consisted primarily of research and development, product design, development and testing. During this period, we also staffed and trained our administrative, marketing and sales personnel and began sales and marketing activities. We began shipping our SN 6000 Intelligent Optical Transport product in May 1999, our SN 8000 Intelligent Optical Node in August 1999, our Silvx Manager Network Management System in November 1999 and our SN 16000 Intelligent Optical Switch in June 2000.

On September 7, 2000, we acquired Sirocco Systems, Inc. ("Sirocco") in a transaction accounted for as a pooling of interests. An aggregate of approximately 28.6 million shares of Sycamore common stock were either exchanged for all outstanding shares of Sirocco or reserved for common stock issuable under outstanding Sirocco stock options assumed by us in the transaction. All historical periods combined give effect to the acquisition.

RESULTS OF OPERATIONS

REVENUES

Revenues for the first quarter of fiscal 2001 increased 517% to $120.4 million from $19.5 million for the first quarter of fiscal 2000. The increase in revenues represents increased market acceptance of our products and the broadening of our product offerings, including the SN8000 and SN16000. For the first quarter of fiscal 2001, three customers individually represented more than ten percent of our revenues compared to one customer in the first quarter of fiscal 2000.

COST OF REVENUES

Cost of revenues for the first quarter of fiscal 2001 increased 520% to $64.1 million from $10.3 million for the first quarter of fiscal 2000. Cost of revenues as a percentage of revenue was 53% for the first quarter of fiscal 2001
and fiscal 2000.   The increase in cost of revenues is primarily related to
increased revenues, as well as headcount increases in our manufacturing overhead and customer service organizations and warranty and other period costs. The Company expects cost of revenues to continue to increase as revenues increase. Cost of revenues, and the resulting gross margins, may be highly variable and dependent on many factors, some of which are outside the Company's control, such as the demand for the Company's products and the mix of products sold.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the first quarter of fiscal 2001 increased 283% to $35.7 million from $9.3 million for the first quarter of fiscal 2000. Research and development expenses as a percentage of revenue were 29.6% and 47.8% for the first quarter of fiscal 2001 and fiscal 2000, respectively. The increase in expenses was primarily due to increased costs associated with a significant increase in personnel and personnel-related expenses, increases in non-recurring engineering costs and increases in prototype expenses for the design and development of new products as well as enhancements to existing products. Research and development is essential to our future success and we expect the dollar amounts of research and development expenses will increase in future periods to support the continued development of our intelligent optical transport and optical switching products as well as new or complementary technologies.

SALES AND MARKETING EXPENSES

Sales and marketing expenses for the first quarter of fiscal 2001 increased 404% to $17.4 million from $3.5 million for the first quarter of fiscal 2000. Sales and marketing expenses as a percentage of revenue were 14.4% and 17.7% for the first quarter of fiscal 2001 and fiscal 2000, respectively. The increase in expenses reflect the hiring of additional sales and marketing personnel, sales based commissions, additional office space and marketing program costs, including web development, trade shows and new product launch activities. We intend to continue to expand our domestic and international sales force and marketing efforts and as a result expect that the dollar amounts of sales and marketing expenses will increase in future periods.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the first quarter of fiscal 2001 increased 325% to $4.1 million from $1 million for the first quarter of fiscal 2000. General and administrative expenses as a percentage of revenue were 3.4% and 4.9% for the first quarter of fiscal 2001 and fiscal 2000, respectively. The increase in expenses reflects the hiring of additional general and administrative personnel and expenses necessary to support increased levels of business activities. We expect that the dollar amounts of general and administrative expenses will increase in future periods as a result of the expansion of business activity and related expenses to support our operations.

AMORTIZATION OF STOCK COMPENSATION

Amortization of stock compensation expense for the first quarter of fiscal 2001 increased 1,200% to $42.8 million from $3.3 million for the first quarter of fiscal 2000. Amortization of stock compensation expense primarily resulted from the granting of stock options and restricted shares with exercise or sale prices which were deemed to be below fair market value and with the granting of options to non-employees and consultants. The increase is primarily due to the accelerated vesting of certain restricted stock and stock options in connection with our merger with Sirocco Systems, Inc. of approximately $36.3 million. Amortization of stock compensation relating to these grants is expected to impact our reported results of operations through the third quarter of fiscal 2005.

ACQUISITION COSTS

Acquisition costs for the first quarter of fiscal 2001 were $4.9 million related to the acquisition of Sirocco Systems, Inc. These costs include legal and accounting services and other professional fees associated with the transaction.

INTEREST INCOME AND OTHER INCOME, NET

Interest income and other income, net increased to $22.3 million for the first quarter of fiscal 2001 compared to $0.5 million for the first quarter of fiscal
2000.   Interest income and other income, net as a percentage of revenue was
18.5% and 2.5% for the first quarter of fiscal 2001 and fiscal 2000,
respectively.   The increase in interest income and other income primarily reflects the invested proceeds of our two public offerings within fiscal year 2000.

PROVISION FOR INCOME TAXES

We did not provide for taxes for the first quarter of fiscal 2001 due to the net loss within the quarter, and for fiscal 2000 primarily due to the uncertainty regarding the realization of our net operating loss carryforwards and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Prior to our initial public offering, which we completed in October 1999, we financed our operations primarily through private sales of our capital stock totaling approximately $84 million and through borrowings on long-term debt agreements for the purchase of capital equipment. In fiscal 2000, we completed two public offerings, for which we sold 30.9 million shares of common stock and
generated net proceeds of $1.5 billion.   We primarily invest excess funds in
investment grade short-term money market funds, commercial paper, government and non-government debt securities. As of October 28, 2000, we had $1.5 billion in cash, cash equivalents and marketable securities.

Net cash provided by operating activities for the three months ended October 28, 2000 was $42.2 million, compared to $1.2 million for the three months ended October 30, 1999. The increase in net cash provided by operating activities is primarily due to increased deferred revenue and adjustments for certain non-cash charges for amortization of stock compensation and depreciation, partially offset by increased net losses and inventory purchases.

Net cash used in investing activities was $96.8 million for the three months ended October 28, 2000, compared to $6.8 million for the three months ended October 30, 1999. The increase in net cash used in investing activities reflects the net purchase of available-for-sale marketable securities and increased purchases of property and equipment, primarily for computers and test equipment for our development and manufacturing activities.

Cash provided by financing activities for the first quarter of fiscal 2001 primarily consisted of $2.3 million of proceeds from the sale of our common stock and $1.8 million of payments on notes payable. Net cash provided by financing activities for the first fiscal quarter of fiscal 2000 primarily reflects the net proceeds and use of proceeds generated from our IPO in October 1999.

Increasingly, as a result of the financial demands of major network deployments, service providers are looking to their suppliers for financing assistance. From time to time we may provide or commit to extend credit or credit support to our customers as we consider appropriate in the course of our business, considering our limited resources. Currently we have customer financing commitments of approximately $200 million, subject to draw down over two to three years and completion of definitive documentation. Our financing of customers may include extending credit to them, lease financing or guaranteeing their indebtedness to third parties. Depending on market conditions, we may seek to factor these arrangements to financial institutions and investors to free up our capital and reduce the amount of our commitments for such arrangements. Our ability to provide customer financing is limited and depends on a number of factors, including our capital structure, the level of our available credit and our ability to factor commitments. The extension of financing to our customers will limit the capital that we have available for other uses.

Although we believe that our current cash will be sufficient to fund our operations for at least the next 12 months, there can be no assurance that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on terms acceptable to us or at all.


RISKS RELATED TO OUR BUSINESS

WE ARE ENTIRELY DEPENDENT ON OUR LINE OF INTELLIGENT OPTICAL NETWORKING PRODUCTS AND OUR FUTURE REVENUE DEPENDS ON THEIR COMMERCIAL SUCCESS

Our future growth depends on the commercial success of our line of intelligent optical networking products. To date, our SN 3000 Optical Access Switch, SN 6000 Intelligent Optical Transport product, SN 8000 Intelligent Optical Network Node, Silvx Manager Network Management System and SN 16000 Intelligent Optical Switch are the only products that have been shipped to customers. We cannot assure you that we will be successful in completing the development or introduction of new products or enhancing our existing products. Failure of our current or planned products to operate as expected could delay or prevent their adoption. If our target customers do not adopt, purchase and successfully deploy our current and planned products, our revenues will not grow significantly.

WE EXPECT THAT SUBSTANTIALLY ALL OF OUR REVENUE WILL BE GENERATED FROM A LIMITED NUMBER OF CUSTOMERS, AND OUR REVENUE WILL NOT GROW IF WE DO NOT SUCCESSFULLY SELL PRODUCTS TO THESE CUSTOMERS

We currently have a limited number of customers, one of whom, Williams Communications, accounts for a majority of our revenues to date. In the first quarter of fiscal 2001, two other customers each accounted for over 10% of our revenues. None of these customers is contractually committed to purchase any minimum quantities of products from us. We expect that in the foreseeable future a majority of our revenues will continue to depend on sales of our intelligent optical networking products to a limited number of customers. The rate at which our current and prospective customers purchase products from us will depend, in part, on their success in selling communications services based on these products to their own customers. Any failure of current or prospective customers to purchase products from us for any reason, including any determination not to install our products in their networks or a downturn in their business, would seriously harm our financial condition or results of operations.

OUR FAILURE TO INCREASE OUR REVENUE WOULD PREVENT US FROM ACHIEVING
PROFITABILITY

We cannot assure you that our revenues will grow or that we will generate sufficient revenues to achieve profitability. We have large fixed expenses and we expect to continue to incur significant and increasing sales and marketing, product development, administrative and other expenses. Although our revenue has grown in recent quarters, we cannot be certain that our revenue growth will continue or increase in the future or that we will realize sufficient revenues to be profitable on an annual or quarterly basis.

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

Our intelligent optical networking products are complex and are designed to be deployed in large and complex networks. Because of the nature of the products, they can only be fully tested when completely deployed in very large networks with high amounts of traffic. Our customers may discover errors or defects in the hardware or the software, or the product may not operate as expected after it has been fully deployed. If we are unable to fix errors or other problems that may be identified in full deployment, we could experience:

*  loss of or delay in revenues and loss of market share;

*  loss of customers;

*  failure to attract new customers or achieve market acceptance;

*  diversion of development resources;

*  increased service and warranty costs;

*  legal actions by our customers; and

*  increased insurance costs.

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

OUR LIMITED OPERATING HISTORY MAKES FORECASTING DIFFICULT

We were founded in February 1998. We shipped our SN 6000 Intelligent -Optical Transport product in May 1999, our SN 8000 Intelligent Optical Node in August 1999, our SilvxManager Network Management System in November 1999, our SN 16000 Intelligent Optical Switch in June 2000 and our SN 3000 Optical Access Switch in
October 2000.   We have limited meaningful historical financial data upon which to base projected revenues and planned operating expenses and upon which investors may evaluate us and our prospects. In addition, our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are and will continue to be fixed. You should consider the risks and difficulties frequently encountered by companies like ours in a new and rapidly evolving market. Our ability to sell products and the level of success, if any, we achieve depend, among other things, on the level of demand for intelligent optical networking products, which is a new and rapidly evolving market. If we do not achieve our expected revenue, our operating results will be below our expectations and the expectations of our investors and market analysts, which could cause the price of our common stock to decline.

WE MAY NOT BE SUCCESSFUL IF OUR CUSTOMER BASE DOES NOT GROW

Our future success will depend on our attracting additional customers. The growth of our customer base could be adversely affected by:

*  customer unwillingness to implement our new optical networking architecture;

* any delays or difficulties that we may incur in completing the development and introduction of our planned products or product enhancements;

*  new product introductions by our competitors;

*  any failure of our products to perform as expected; or

*  any difficulty we may incur in meeting customers' delivery requirements.

WE RELY ON SINGLE SOURCES FOR SUPPLY OF CERTAIN COMPONENTS AND OUR BUSINESS MAY BE SERIOUSLY HARMED IF OUR SUPPLY OF ANY OF THESE COMPONENTS AND OTHER COMPONENTS IS DISRUPTED

We currently purchase several key components, including commercial digital signal processors, RISC processors, field programmable gate arrays, SONET transceivers and erbium doped fiber amplifiers, from single or limited sources. We purchase each of these components on a purchase order basis and have no long-term contracts for these components. Although we believe that there are alternative sources for each of these components, in the event of a disruption in supply, we may not be able to develop an alternate source in a timely manner or at favorable prices. Such a failure could hurt our ability to deliver our products to our customers and negatively affect our operating margins. In addition, our reliance on our suppliers exposes us to potential supplier production difficulties or quality variations. Any such disruption in supply would seriously impact present and future sales and revenue. Further, the optical component industry is expanding rapidly and manufacturers of optical components face unpredictable and growing demand for components. There is in an industry-wide shortage of some optical components which may result in increased pricing of such components, extended waiting periods after the placement of orders for such components and allocations by suppliers limiting the supply of such components to a given customer in a specific time period. Because optical components are integrated into our products, this shortage could negatively impact our sales and operating results.

IF WE DO NOT RESPOND RAPIDLY TO TECHNOLOGICAL CHANGES, OUR PRODUCTS COULD BECOME OBSOLETE

The market for intelligent optical networking products is likely to be characterized by rapid technological change, frequent new product introductions and changes in customer requirements. We may be unable to respond quickly or effectively to these developments. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements. The introduction of new products by competitors, market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products obsolete.

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

We intend to continue to invest in product and technology development. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensures that adequate supplies of new products can be delivered to meet anticipated customer demand. Our inability to effectively manage this transition would cause us to lose current and prospective customers.

OUR MARKET IS HIGHLY COMPETITIVE, AND OUR FAILURE TO COMPETE SUCCESSFULLY WOULD LIMIT OUR ABILITY TO INCREASE OUR MARKET SHARE

Competition in the public network infrastructure market is intense. This market has historically been dominated by large companies, such as Lucent Technologies, Nortel Networks, Cisco Systems and Ciena Corporation. In addition, a number of private companies have announced plans for new products to address the same network problems which our products address. Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial and other resources, including vendor-sponsored financing programs. Moreover, our competitors may foresee the course of market developments more accurately and could in the future develop new technologies that compete with our products or even render our products obsolete. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition.

In order to compete effectively, we must deliver products that:

*  provide extremely high network reliability;

*  scale easily and efficiently with minimum disruption to the network;

*  interoperate with existing network designs and equipment vendors;

* reduce the complexity of the network by decreasing the need for overlapping equipment;

*  provide effective network management; and

*  provide a cost-effective solution for service providers.

In addition, we believe that a knowledge of the infrastructure requirements applicable to service providers, experience in working with service providers to develop new services for their customers and an ability to provide vendor-sponsored financing, are important competitive factors in our market. We have a limited ability to provide vendor-sponsored financing and this may influence the purchasing decisions of prospective customers, who may decide to purchase products from one of our competitors who are able to provide more extensive financing programs.

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

Our products and services require a sophisticated sales effort targeted at a limited number of key individuals within our prospective customers' organizations. This effort requires specialized sales personnel and consulting engineers. We are in the process of building our direct sales force and plan to hire additional qualified sales personnel and consulting engineers. Competition for these individuals is intense, and we might not be able to hire and train the kind and number of sales personnel and consulting engineers required for us to be successful. In addition, we believe that our future success is dependent upon our ability to establish successful relationships with a variety of distribution partners. If we are unable to expand our direct sales operations or our indirect sales channel, we may not be able to increase market awareness or sales of our products, which may prevent us from achieving and maintaining profitability.

We are currently expanding our customer service and support organization and will need to increase our staff to support new customers. The installation and support of our products requires highly trained customer service and support personnel. Hiring customer service and support personnel is very competitive in our industry because there are a limited number of people available with the necessary technical skills and understanding of our market. Once we hire them, they may require extensive training in our intelligent optical networking products. If we are unable to expand our customer service and support organization and train our personnel rapidly, our continued growth may be adversely affected and we may not be able to increase sales of our products.

WE DEPEND UPON CONTRACT MANUFACTURERS AND ANY DISRUPTION IN THESE RELATIONSHIPS MAY CAUSE US TO FAIL TO MEET THE DEMANDS OF OUR CUSTOMERS AND DAMAGE OUR CUSTOMER RELATIONSHIPS

We have limited internal manufacturing capabilities. We rely on a small number of contract manufacturers to manufacture our products in accordance with our specifications and to fill orders on a timely basis. We have supply contracts with Celestica Corporation and Jabil Circuit Inc., which provide comprehensive manufacturing services, including assembly, test, control and shipment to our customers, and procure material on our behalf. We may not be able to effectively manage our relationship with such contract manufacturers, and such contract manufacturers may not meet our future requirements for timely delivery. Each of our contract manufacturers also builds products for other companies, and we cannot assure you that they will always have sufficient quantities of inventory available to fill orders placed by our customers or that they will allocate their internal resources to fill these orders on a timely basis. We also purchase products from certain other manufacturers, primarily on a purchase order basis. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming and could result in a significant interruption in the supply of our products. If we are required or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

THE UNPREDICTABILITY OF OUR QUARTERLY RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK

Our revenues and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:

*  fluctuation in demand for intelligent optical networking products;

*  the timing and size of sales of our products;

*  the length and variability of the sales cycle for our products;

*  the timing of recognizing revenue and deferred revenue;

*  new product introductions and enhancements by our competitors and ourselves;

*  changes in our pricing policies or the pricing policies of our competitors;

* our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;

* our ability to obtain sufficient supplies of sole or limited source components;

*  increases in the prices of the components we purchase;

* our ability to attain and maintain production volumes and quality levels for our products;

*  the timing and level of prototype expenses;

*  costs related to acquisitions of technology or businesses;

* employer payroll taxes to be paid on an employee's gain on stock options exercised (such payroll taxes are recorded as operating expenses and could be material based upon the number of optionees who exercise their options and the price of our common stock); and

* general economic conditions as well as those specific to the telecommunications, Internet and related industries.

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

Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. You should not rely on our results or growth for one quarter as any indication of our future performance. It is likely that in some future quarters, our operating results may be below the expectations of public market analysts and investors or that our net sales may grow at a slower quarter over quarter percentage rate. In this event, the price of our common stock could decrease.

THE INTELLIGENT OPTICAL NETWORKING MARKET IS NEW AND OUR BUSINESS WILL SUFFER IF IT DOES NOT DEVELOP AS WE EXPECT

The market for intelligent optical networking products is new. We cannot assure you that a viable market for our products will develop or be sustainable. If this market does not develop, develops more slowly than we expect or is not sustained, our business, results of operations and financial condition would be seriously harmed.

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

OUR FAILURE TO CONTINUALLY IMPROVE OUR INTERNAL CONTROLS AND SYSTEMS, AND HIRE NEEDED PERSONNEL COULD IMPAIR OUR FUTURE GROWTH

We have expanded our operations rapidly since our inception. We continue to increase the scope of our operations and have grown our headcount substantially both domestically and internationally. For example, at October 30, 1999, we had a total of 228 employees and at October 28, 2000, we had a total of 904 employees. In addition, we plan to continue to hire a significant number of employees this fiscal year. Our growth has placed, and our anticipated growth will continue to place, a significant strain on our management systems and resources. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial, managerial and manufacturing controls and reporting systems, and will need to continue to expand, train and manage our work force worldwide. We may not be able to implement adequate control systems in an efficient and timely manner. Competition for highly skilled personnel is intense, especially in the New England area. Any failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could impair our growth.

WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO RETAIN OUR KEY EMPLOYEES, OUR ABILITY TO COMPETE COULD BE HARMED

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

OUR ABILITY TO COMPETE COULD BE JEOPARDIZED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS FROM THIRD-PARTY CHALLENGES

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or
otherwise obtain and use our products or technology.   Monitoring unauthorized
use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be harmed.

IF NECESSARY LICENSES OF THIRD-PARTY TECHNOLOGY ARE NOT AVAILABLE TO US OR ARE VERY EXPENSIVE, OUR PRODUCTS COULD BECOME OBSOLETE

From time to time we may be required to license technology from third parties to develop new products or product enhancements. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to obtain any third-party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could seriously harm the competitiveness of our products.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Although we have not been involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of an allegation that we infringe others' intellectual property. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

* stop selling, incorporating or using our products that use the challenged intellectual property;

* obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

*  redesign those products that use such technology.

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

We have limited experience in marketing, distributing and supporting our products internationally and to do so, we expect that we will need to develop versions of our products that comply with local standards. In addition, international operations are subject to other inherent risks, including:

* greater difficulty in accounts receivable collection and longer collection periods;

*  difficulties and costs of staffing and managing foreign operations;

*  the impact of recessions in economies outside the United States;

*  unexpected changes in regulatory requirements;

*  certification requirements;

*  currency fluctuations;

*  reduced protection for intellectual property rights in some countries;

*  potentially adverse tax consequences; and

*  political and economic instability.

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND SERIOUSLY HARM OUR FINANCIAL CONDITION

As part of our ongoing business development strategy, we consider acquisitions and strategic investments in complementary companies, products or technologies. On September 7, 2000, we completed our acquisition of Sirocco Systems, Inc. We may also evaluate other potential transactions and transaction prospects. In the event of an acquisition, we could:

*  issue stock that would dilute our current stockholders' percentage ownership;

*  incur debt;

*  assume liabilities;

*  incur amortization expenses related to goodwill and other intangible assets;
   or

*  incur large and immediate write-offs.

Our ability to achieve the benefits of any acquisition, including our acquisition and integration of Sirocco, will also involve numerous risks, including:

*  problems combining the purchased operations, technologies or products;

*  unanticipated costs;

*  diversion of management's attention from our core business;

* adverse effects on existing business relationships with suppliers and customers;

* risks associated with entering markets in which we have no or limited prior experience; and

*  problems with integrating employees and potential loss of key employees.

We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future and any failure to do so could disrupt our business and seriously harm our financial condition.

ANY EXTENSION OF CREDIT TO OUR CUSTOMERS MAY SUBJECT US TO CREDIT RISKS AND LIMIT THE CAPITAL THAT WE HAVE AVAILABLE FOR OTHER USES

We are experiencing increased demands for customer financing and we expect these demands to continue. We believe it is a competitive factor in obtaining business. From time to time we may provide or commit to extend credit or credit support to our customers as we consider appropriate in the course of our business. Such financing activities subject us to the credit risk of customers
whom we finance.   In addition, our ability to recognize revenue from financed sales will depend upon the relative financial condition of the specific customer, among other factors. Although we have programs in place to monitor the risk associated with vendor financing, we cannot assure you that such programs will be effective in reducing our risk of an impaired ability to pay on the part of a customer whom we have financed. We could experience losses due to customers failing to meet their financial obligations which could harm our business and materially adversely affect our operating results and financial condition.

RISKS RELATED TO THE SECURITIES MARKET

Our Stock Price May Be Volatile

An active public market for our common stock may not be sustained. The market for technology stocks has been extremely volatile. The following factors could cause the market price of our common stock to fluctuate significantly:

*  our loss of a major customer;

* significant changes or slowdowns in the funding and spending patterns of our current and prospective customers;

*  the addition or departure of key personnel;

*  variations in our quarterly operating results;

* announcements by us or our competitors of significant contracts, new products or product enhancements;

*  failure by us to meet product milestones;

* acquisitions, distribution partnerships, joint ventures or capital commitments;

*  changes in financial estimates by securities analysts;

*  sales of our common stock or other securities in the future;

*  changes in market valuations of broadband access technology companies;

*  changes in market valuations of networking and telecommunications companies;
   and

*  fluctuations in stock market prices and volumes.

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

THERE MAY BE SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK THAT COULD CAUSE OUR STOCK PRICE TO FALL

As of October 28, 2000, options to purchase a total of 30,787,305 shares of our common stock were outstanding, which amount includes options to purchase shares of our common stock issued in connection with our acquisition of Sirocco Systems, Inc. These options are subject to vesting schedules. A number of the shares underlying these options are freely tradable. In addition, certain of our current stockholders hold a substantial number of shares which are subject to restrictions limiting their ability to sell such shares. These stockholders may be able to sell such shares in the public market in the near future. Sales of a substantial number of shares of our common stock could cause our stock price to fall. In addition, sales of shares by our stockholders could impair our ability to raise capital through the sale of additional stock.

INSIDERS OWN A SUBSTANTIAL NUMBER OF SYCAMORE SHARES AND COULD LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS, INCLUDING CHANGES OF CONTROL

As of October 28, 2000, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 48.1% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

PROVISIONS OF OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT A CHANGE OF CONTROL

Provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

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

INTEREST RATE SENSITIVITY

We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including; commercial paper, certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at October 28, 2000, the fair value of the portfolio would decline by approximately $5.1 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

EXCHANGE RATE SENSITIVITY

We operate primarily in the United States, and all sales to date have been made in US dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations. Our business is becoming increasingly global. As a result, in the future we may make sales in non-dollar currencies and have exposure to foreign currency rate fluctuations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

(a) List of Exhibits


 Number  Exhibit Description
 ------  --------------------
  **3.1  Amended and Restated Certificate of Incorporation
  **3.2  Certificate of Amendment to the Amended and Restated Certificate of Incorporation
  **3.3  Amended and Restated By-Laws
  * 4.1  Specimen common stock certificate
  **4.2  See Exhibits 3.1, 3.2 and 3.3, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock
   10.1  Purchase and Sale Agreement dated as of October 13, 2000 between Vesper Park, LLC and Sycamore Networks, Inc.
***99.2  Escrow Agreement dated as of September 7, 2000 by and among Sycamore Networks, Inc., the Stockholder Representative named therein and the Escrow Agent named therein
   27.1  Financial Data Schedule (Filed Electronically)


* Incorporated by reference to Sycamore Networks Inc.'s Registration Statement on Form S-1 (Registration Statement No. 333-84635).


** Incorporated by reference to Sycamore Networks Inc.'s Registration Statement on Form S-1 (Registration Statement File No. 333-30630).

*** Incorporated by reference to Sycamore Networks Inc.'s Registration Statement on Form S-4 (Registration Statement No. 333-40146)


(b) Reports on Form 8-K : The Company filed a Current Report on Form 8-K on September 11, 2000 relating to the completion of its acquisition of Sirocco Systems, Inc. pursuant to an Agreement and Plan of Merger dated as of June 5, 2000 by and among the Company, Sirocco Systems, Inc. and Tropical Acquisition Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Sycamore Networks, Inc.


/s/ Frances M. Jewels
---------------------
Frances M. Jewels
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)


Dated:   December 11, 2000

EXHIBIT INDEX

Number   Exhibit Description
------   -------------------
  **3.1  Amended and Restated Certificate of Incorporation
  **3.2  Certificate of Amendment to the Amended and Restated Certificate of Incorporation
  **3.3  Amended and Restated By-Laws
  * 4.1  Specimen common stock certificate
  **4.2  See Exhibits 3.1, 3.2 and 3.3, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock
   10.1  Purchase and Sale Agreement dated as of October 13, 2000 between Vesper Park, LLC and Sycamore Networks, Inc.
***99.2  Escrow Agreement dated as of September 7, 2000 by and among Sycamore Networks, Inc., the Stockholder Representative named therein and the Escrow Agent named therein
   27.1  Financial Data Schedule (Filed Electronically)


* Incorporated by reference to Sycamore Networks Inc.'s Registration Statement on Form S-1 (Registration Statement No. 333-84635).

** Incorporated by reference to Sycamore Networks Inc.'s Registration Statement on Form S-1 (Registration Statement File No. 333-30630).

*** Incorporated by reference to Sycamore Networks Inc.'s Registration Statement on Form S-4 (Registration Statement No. 333-40146)