Form 10-Q
period 2001-01-27
SYCAMORE NETWORKS INC
filed 2001-03-13
CIK 1092367

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 27, 2001

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

The number of shares outstanding of the Registrant's Common Stock as of February 28, 2001 was 273,371,380.

Sycamore Networks, Inc.


Index
-----
Part I.       Financial Information

Item 1.       Financial Statements

              Consolidated Balance Sheets as of January 27, 2001 and July 31, 2000                     3

              Consolidated Statements of Operations for the three and six months
              ended January 27, 2001 and January 29, 2000                                              4

              Consolidated Statements of Cash Flows for the six months
              ended January 27, 2001 and January 29, 2000                                              5

              Notes to Consolidated Financial Statements                                               6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                      9

Item 3.       Quantitative and Qualitative Disclosure About Market Risk                               22

Part II.      Other Information

Item 1.       Legal Proceedings                                                                       22

Item 2.       Changes in Securities and Use of Proceeds                                               22

Item 4.       Submission of Matters to a Vote of Security Holders                                     23

Item 6.       Exhibits and Reports on Form 8-K                                                        24

              Signature                                                                               25

              Exhibit Index                                                                           26

Part I. Financial Information
ITEM 1. FINANCIAL STATEMENTS

SYCAMORE NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            January 27,         July 31,
                                                                                                2001              2000

                                                                                            -----------------------------
Assets
Current assets:
  Cash and cash equivalents                                                                   $  321,406       $  429,965
  Marketable securities                                                                          653,509          710,398
  Accounts receivable, net of allowance for doubtful accounts of $604 and $0 at January 27, 2001 and July 31, 2000,
   respectively                                                                                   94,569           43,407
  Inventories                                                                                     65,953           39,739
  Prepaids and other current assets                                                               17,125           25,932
                                                                                            -----------------------------
Total current assets                                                                           1,152,562        1,249,441

Property and equipment, net                                                                      106,729           42,840
Marketable securities                                                                            461,651          376,740
Other assets                                                                                      71,972           28,894
                                                                                            -----------------------------
Total assets                                                                                  $1,792,914       $1,697,915
                                                                                            =============================

Liabilities and stockholders' equity
Current liabilities:

  Accounts payable                                                                            $   88,574       $   49,030
  Accrued compensation                                                                             6,485            7,177
  Accrued expenses                                                                                18,248            7,529
  Deferred revenue                                                                                24,968           29,708
  Other current liabilities                                                                        8,340            8,866

                                                                                            -----------------------------
Total current liabilities                                                                        146,615          102,310

Long-term liabilities                                                                                850            4,487

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000 shares
   authorized; none issued or outstanding                                                              -                -
 Common stock, $.001 par value; 2,500,000,000 shares
   authorized; 273,340,380 and 271,664,673 shares issued and
   outstanding                                                                                       273              272
 Additional paid-in capital                                                                    1,737,325        1,720,565
 Accumulated deficit                                                                             (34,082)         (21,675)
 Notes receivable                                                                                      -             (262)
 Deferred compensation                                                                           (63,604)        (112,816)
 Accumulated other comprehensive income                                                            5,537            5,034

                                                                                            -----------------------------
Total stockholders' equity                                                                     1,645,449        1,591,118

                                                                                            -----------------------------

Total liabilities and stockholders' equity                                                    $1,792,914       $1,697,915

                                                                                            =============================

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      Three Months Ended           Six Months Ended
                                                                      ------------------           ----------------
                                                                   January 27,   January 29,   January 27,   January 29,
                                                                      2001          2000          2001          2000
                                                                   -----------------------------------------------------
Revenues.........................................................     $149,243      $ 29,049      $269,691      $ 48,559
Cost of revenues (exclusive of the non-cash stock
compensation expense of $488, $339, $2,131 and $601).............       79,111        15,396       143,250        25,736

                                                                      --------------------------------------------------
Gross profit.....................................................       70,132        13,653       126,441        22,823

Operating expenses:
 Research and development (exclusive of the non-cash stock
 compensation expense of $2,902, $1,360, $28,291 and $2,242).....       42,314        12,888        77,993        22,217
 Sales and marketing (exclusive of the non-cash stock
 compensation expense of $2,503, $1,080, $17,238 and $2,686).....       21,870         4,955        39,270         8,408
 General and administrative (exclusive of the non-cash stock
 compensation expense of $567, $586, $1,553 and $1,125)..........        4,557         1,764         8,619         2,720
 Amortization of stock compensation..............................        6,460         3,365        49,213         6,654
 Acquisition costs...............................................            -             -         4,948             -

                                                                      --------------------------------------------------
   Total operating expenses......................................       75,201        22,972       180,043        39,999

Loss from operations.............................................       (5,069)       (9,319)      (53,602)      (17,176)

Interest and other income, net...................................       26,295         4,299        48,624         4,783

                                                                      --------------------------------------------------
Income (loss) before income taxes................................       21,226        (5,020)       (4,978)      (12,393)

Provision for income taxes.......................................        7,429             -         7,429             -

                                                                      --------------------------------------------------
Net income (loss)................................................     $ 13,797      $ (5,020)     $(12,407)     $(12,393)
                                                                      ========      ========      ========      ========

Basic net income (loss) per share................................     $   0.06      $  (0.03)     $  (0.05)     $  (0.10)
Diluted net income (loss) per share..............................     $   0.05      $  (0.03)     $  (0.05)     $  (0.10)

Shares used in per-share calculation - basic.....................      235,299       197,634       232,979       119,886
Shares used in per-share calculation - diluted...................      281,244       197,634       232,979       119,886

   The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                              Six Months Ended
                                                                              ----------------
                                                                      January 27,           January 29,
                                                                         2001                  2000
                                                                      ---------------------------------
Cash flows from operating activities:
   Net loss                                                            $ (12,407)            $ (12,393)
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                                        13,753                 2,316
     Amortization of stock compensation                                   49,213                 6,654
     Tax benefit from employee stock plans                                11,192                     -
Changes in operating assets and liabilities:
     Accounts receivable                                                 (51,162)                 (570)
     Inventories                                                         (26,214)              (19,197)
     Prepaids and other current assets                                     8,807                 1,166
     Deferred revenue                                                     (4,740)                    -
     Accounts payable                                                     39,544                22,689
     Accrued expenses and other liabilities                                7,641                 4,638

                                                                       -------------------------------
Net cash provided by operating activities                                 35,627                 5,303

                                                                       -------------------------------
Cash flows from investing activities:
     Purchases of property and equipment                                 (77,642)               (9,755)
     Purchases of marketable securities                                 (372,190)             (150,664)
     Maturities of marketable securities                                 344,671                 7,020
     Increase in other assets                                            (43,078)               (2,959)

                                                                       -------------------------------
Net cash used in investing activities                                   (148,239)             (156,358)

                                                                       -------------------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                           5,571               285,727
     Proceeds from notes payable                                             262                   273
     Payments on notes payable                                            (1,780)               (5,151)

                                                                       -------------------------------
Net cash provided by financing activities                                  4,053               280,849

                                                                       -------------------------------

Net (decrease) increase in cash and cash
  equivalents                                                           (108,559)              129,794

Cash and cash equivalents, beginning of period                           429,965                27,332

                                                                       -------------------------------
Cash and cash equivalents, end of period                               $ 321,406             $ 157,126

                                                                       -------------------------------
Supplementary non-cash activity:
     Issuance of common stock in exchange for
       note receivable                                                         -             $     100

   The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

Sycamore Networks, Inc. (the "Company") develops and markets networking products that enable service providers to quickly and cost-effectively provide bandwidth and create new high-speed data services. To date, the Company has principally marketed its products in the North America and Europe.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

All historical financial information has been restated to reflect the acquisition of Sirocco Systems, Inc. in the first quarter of fiscal 2001, which was accounted for as a pooling of interests.

The accompanying financial data as of January 27, 2001 and for the three and six months ended January 27, 2001 and January 29, 2000 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of January 27, 2001, results of operations for the three and six months ended January 27, 2001 and January 29, 2000 and cash flows for the six months ended January 27, 2001 and January 29, 2000 have been made. The results of operations for the three and six months ended January 27, 2001 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

In September 1999, the FASB issued Emerging Issues Task Force Topic No. D-83 ("EITF D-83"), "Accounting for Payroll Taxes Associated with Stock Option Exercises." EITF D-83 requires that payroll taxes paid on the difference between the exercise price and the fair value of acquired stock in association with an employee's exercise of non-qualified stock options to be treated as operating expenses. Payroll taxes on stock option exercises were $179,000 and $1,971,000 for the three and six months ended January 27, 2001, respectively.

3. NET INCOME (LOSS) PER SHARE AND PRO FORMA NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted- average number of common and common equivalent shares outstanding during the period, if dilutive. Common equivalent shares are composed of unvested shares of restricted common stock and the incremental common shares issuable upon the exercise of stock options.

Pro forma net income (loss) per share is computed using the weighted-average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's Series A, B, C and D redeemable convertible preferred stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred at the date of original issuance.

All share and per share data presented reflects two three-for-one stock splits effected in August 1999 and February 2000.

The following table sets forth the computation of basic and diluted net income
(loss) per share, (in thousands, except per share data):

                                                                   Three Months Ended           Six Months Ended
                                                                   ------------------           ----------------
                                                                 January 27,   January 29,   January 27,   January 29,
                                                                    2001          2000          2001          2000
                                                                  --------      --------      --------      --------
Numerator:
Net income (loss)............................................     $ 13,797      $ (5,020)     $(12,407)     $(12,393)

Denominator:
Historical:
  Weighted average common shares outstanding.................      272,876       258,110       272,662       181,856
  Weighted average common shares outstanding
   subject to repurchase.....................................      (37,577)      (60,476)      (39,683)      (61,970)
                                                                  --------      --------      --------      --------

Shares used in per share calculation -
  basic......................................................      235,299       197,634       232,979       119,886
                                                                  ========      ========      ========      ========
  Weighted average common shares outstanding.................      272,876       197,634       232,979       119,886
  Weighted average common stock equivalents..................        8,368             -             -             -
                                                                  --------      --------      --------      --------

Shares used in per share calculation - diluted...............      281,244       197,634       232,979       119,886
                                                                  ========      ========      ========      ========

Net income (loss) per share:
  Basic......................................................     $   0.06      $  (0.03)     $  (0.05)     $  (0.10)
                                                                  ========      ========      ========      ========
  Diluted....................................................     $   0.05      $  (0.03)     $  (0.05)     $  (0.10)
                                                                  ========      ========      ========      ========

Denominator:
Pro Forma:
Historical weighted-average shares of common stock
  outstanding-basic .........................................      235,299       197,634       232,979       119,886

Weighted average number of shares assumed issued
  upon conversion of redeemable convertible
  preferred stock............................................            -             -             -        64,690
                                                                  --------      --------      --------      --------

Shares used in per share calculation-pro forma basic.........      235,299       197,634       232,979       184,576
                                                                  ========      ========      ========      ========

Weighted common share stock equivalents......................       45,945             -             -             -
                                                                  --------      --------      --------      --------
Shares used in per share calculation - pro forma diluted.....      281,244       197,634       232,979       184,576
                                                                  ========      ========      ========      ========

Net income (loss) per share:
  Pro forma basic............................................     $   0.06      $  (0.03)     $  (0.05)     $  (0.07)
                                                                  ========      ========      ========      ========
  Pro forma diluted..........................................     $   0.05      $  (0.03)     $  (0.05)     $  (0.07)
                                                                  ========      ========      ========      ========

Options to purchase 18,614,181 shares of common stock at an average exercise price of $50.71 have not been included in the computation of diluted net income
(loss) per share for the three months ended January 27, 2001 as their effect would have been anti-dilutive.

4. INVENTORY

Inventory consisted of the following (in thousands):

                               January 27,        July 31,
                                  2001              2000
                         -------------------------------

Raw materials                  $21,666           $14,340
Work in process                 29,712             3,685
Finished goods                  14,575            21,714
                         -------------------------------
                               $65,953           $39,739
                         ===============================

5. COMMON STOCK

In December 2000, the stockholders of the Company approved an increase in the number of authorized shares of common stock of the Company from 1,500,000,000 to 2,500,000,000 and approved an amendment to the Company's 1999 Stock Incentive Plan to increase (a) the number of shares of common stock reserved for issuance under the plan by 25,000,000, and (b) revise the automatic annual share increase provision of the plan so that the number of shares of Company common stock reserved for issuance under the plan will automatically increase on the first day of each fiscal year of the Company by an amount equal to the lesser of (i) 18,000,000 shares, (ii) five percent (5%) of the number of shares of Company common stock outstanding on the first day of each fiscal year of the Company, or
(iii) such lesser number of shares as determined by the Company's Board of Directors.

6. COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). The components of comprehensive income (loss) are as follows (in thousands):

                                                    Three Months Ended                       Six Months Ended
                                                    ------------------                       ----------------
                                            January 27, 2001    January 29, 2000    January 27, 2001    January 29, 2000
Net income (loss)                                    $13,797            $(5,020)           $(12,407)            $(12,393)
Other comprehensive income:
    Unrealized gain (loss) on investments              1,336                  -                 503                  (31)
                                           -----------------------------------------------------------------------------

Comprehensive income (loss)                          $15,133            $(5,020)           $(11,904)            $(12,424)
                                           =============================================================================

The related taxes on the components of comprehensive income (loss) were $467,600 and $176,000 for the three and six months ended January 27, 2001, respectively.

7. ACQUISITION

On September 7, 2000, the Company acquired Sirocco Systems, Inc. ("Sirocco") in a transaction accounted for as a pooling of interests. An aggregate of approximately 28.6 million shares of Sycamore common stock were either exchanged for all outstanding shares of Sirocco or reserved for common stock issuable under outstanding Sirocco stock options assumed by the Company in the transaction. Acquisition costs related to this transaction were $4.9 million for the six months ended January 27, 2001.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B which defers the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, with earlier adoption encouraged. The Company is required to and will adopt SAB 101 in the fourth quarter of fiscal 2001. The Company believes that its current revenue recognition policy complies with SAB 101 and does not expect the adoption of SAB 101 to have a material impact on its financial position or results of operations.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 140). SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to the securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the adoption of SFAS No. 140 to have a material impact on its financial position or results of operations

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, we wish to caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including but not limited to the rate of product purchases by current and prospective customers; the commercial success of the our line of intelligent optical networking products; our reliance on a limited number of customers; new product introductions and enhancements by us and our competitors; the length and variability of the sales cycles for our products; competition; manufacturing and sourcing risks; variations in our quarterly results; general economic conditions including, stock market volatility as well as conditions specific to the telecommunications, internet and related industries; and the other factors discussed in our Form 10-K and other reports filed by us from time to time with the Securities and Exchange Commission. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Forward looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may, "should," "will," and "would" or similar words.

OVERVIEW

We develop and market intelligent optical networking products that transport voice and data traffic over wavelengths of light. Our products enable service providers to quickly and cost-effectively provide bandwidth and create new high-speed voice and data services. Our products and product plans include optical transport, access and switching systems and end-to-end optical networking management solutions. We began shipment of our first product in May 1999 and to date, have principally marketed our products in North America and Europe.

On September 7, 2000, we acquired Sirocco Systems, Inc. ("Sirocco") in a transaction accounted for as a pooling of interests. An aggregate of approximately 28.6 million shares of Sycamore common stock were either exchanged for all outstanding shares of Sirocco or reserved for common stock issuable under outstanding Sirocco stock options assumed by us in the transaction. All periods presented have been restated to include Sirocco's results of operations, financial position and cash flows.

RESULTS OF OPERATIONS

REVENUES

Revenues increased 414% or $120.2 million to $149.2 million for the three months ended January 27, 2001 compared to $29.0 million for the same period in fiscal 2000. Revenues increased 455% or $221.1 million to $269.7 million for the six months ended January 27, 2001 compared to $48.6 million for the same period in fiscal 2000. The increase in revenues represents increased market acceptance of our products and the broadening of our product offerings, including the SN8000 and SN16000. For the three months ended January 27, 2001, three customers represented more than ten percent of our revenues on an individual basis, compared to one customer for the same period in fiscal 2000. For the six months ended January 27, 2001, two customers represented more than ten percent of our revenues on an individual basis, compared to one customer for the same period in fiscal 2000.

COST OF REVENUES

Cost of revenues increased 414% or $63.7 million to $79.1 million for the three months ended January 27, 2001 compared to $15.4 million for the same period in fiscal 2000. Cost of revenues increased 457% or $117.5 million to $143.3 million for the six months ended January 27, 2001 compared to $25.7 million for the same period in fiscal 2000. Cost of revenues as a percentage of revenue was 53% for the three and six months ended January 27, 2001 and for the same periods in fiscal 2000, respectively. The increase in cost of revenues in absolute dollars is primarily related to increased revenues, as well as headcount increases in our manufacturing overhead and customer service organizations and increases in warranty and other period costs. Cost of revenues, and the resulting gross margins, may be highly variable and dependent on many factors, some of which are outside our control, such as the demand for our products, new product introductions, the mix of products sold, competitive pricing and increased investment in engineering, furnishing, installation and testing (EFI&T) services. We expect our costs of revenue to increase and gross margins to decline during the balance of fiscal 2001 primarily as a result of the foregoing factors. We also believe that gross margins may be additionally impacted due to constraints relating to certain component shortages that currently exist in the supply chain.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased $29.4 million to $42.3 million for the three months ended January 27, 2001 from $12.9 million for the same period in fiscal 2000. Research and development expenses increased $55.8 million to $78.0 for the six months ended January 27, 2001 from $22.2 million for the same period in fiscal 2000. The increase in expenses was primarily due to increased costs associated with a significant increase in personnel and personnel-related expenses, increases in non-recurring engineering costs and increases in prototype expenses for the design and development of new products as well as enhancements to existing products. Research and development is essential to our future success and we expect the dollar amounts of research and development expenses will increase in future periods to support the continued development of our intelligent optical transport and optical switching products as well as new or complementary technologies.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased $16.9 million to $21.9 for the three months ended January 27, 2001 from $5.0 million for the same period in fiscal 2000. Sales and marketing expenses increased $30.9 million to $39.3 million for the six months ended January 27, 2001 from $8.4 million for the same period in fiscal 2000. The increase in expenses reflect the hiring of additional sales and marketing personnel, sales based commissions, additional office space and marketing program costs, including web development, trade shows and new product launch activities. We intend to continue to expand our domestic and international sales force and marketing efforts and as a result we expect that the dollar amounts of sales and marketing expenses will increase in future periods.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $2.8 million to $4.6 million for the three months ended January 27, 2001 from $1.8 million for the same period in fiscal 2000. General and administrative expenses increased $5.9 million to $8.6 million for the six months ended January 27, 2001 from $2.7 million for the same period in fiscal 2000. The increase in expenses reflects the hiring of additional general and administrative personnel and expenses necessary to support increased levels of business activities. We expect that the dollar amounts of general and administrative expenses will increase in future periods as a result of the expansion of business activity and related expenses to support our operations.

AMORTIZATION OF STOCK COMPENSATION

Amortization of stock compensation expense increased $3.1 million to $6.5 million for the three months ended January 27, 2001 from $3.4 million for the same period in fiscal 2000. Amortization of stock compensation increased $42.6 million to $49.2 million for the six months ended January 27, 2001 from $6.7 million for the same period in fiscal 2000. Amortization of stock compensation expense primarily resulted from the granting of stock options and restricted shares with exercise or sale prices which were deemed to be below fair market value as well as the granting of options to non-employees and consultants. The increase for the six months ended January 27, 2001 is primarily due to the accelerated vesting of certain restricted stock and stock options in connection with our merger with Sirocco, which represented approximately $36.3 million of the increase for the period. Amortization of stock compensation is expected to impact our reported results of operations through the third quarter of fiscal 2005.

ACQUISITION COSTS

In connection with the acquisition of Sirocco in the first quarter of fiscal 2001, we incurred $4.9 million of acquisition costs for legal, accounting and professional services.

NET INTEREST INCOME AND OTHER INCOME

Net interest income and other income increased $22.0 million to $26.3 million for the three months ended January 27, 2001 from $4.3 million for the same period in fiscal 2000. Net interest and other income increased $43.8 million to $48.6 million for the six months ended January 27, 2001 from $4.8 million for same period in fiscal 2000. The increase in interest income and other income primarily reflects the invested proceeds of our two public offerings within fiscal 2000.

PROVISION FOR INCOME TAXES

Provision for income taxes currently payable was $7.4 million for the three and six months ended January 27, 2001. The provision for income taxes was 35% of income before income taxes for the three months ended January 27, 2001. Income taxes currently payable for federal and state purposes have been reduced by the tax benefits from stock option transactions. The tax benefits totaled approximately $11.0 million for the six months ended January 27, 2001 and were credited directly to shareholders' equity. We did not provide for income taxes for the first quarter of fiscal 2001 and for the first and second quarter of fiscal 2000 due to net losses for the periods.

LIQUIDITY AND CAPITAL RESOURCES

Prior to our initial public offering in October 1999, we financed our operations primarily through private sales of our capital stock totaling approximately $84.7 million and through borrowings on long-term debt agreements for the purchase of capital equipment. In fiscal 2000, we completed two public offerings, for which we sold 30.9 million shares of common stock and generated net proceeds of $1.5 billion. We primarily invest excess funds in short-term money market funds, commercial paper, government and non-government debt securities. As of January 27, 2001, we had $1.4 billion in cash, cash equivalents and marketable securities.

Net cash provided by operating activities for the six months ended January 27, 2001 was $35.6 million, compared to $5.3 million for the six months ended January 29, 2000. The increase in net cash provided by operating activities is primarily due to increased accounts payable, other accrued liabilities, and operating results after reflecting adjustments for non-cash charges for amortization of stock compensation and depreciation, partially offset by increased account receivable and inventory purchases.

Net cash used in investing activities was $148.2 million for the six months ended January 27, 2001, compared to $156.4 million for the six months ended January 29, 2000. The decrease in net cash used in investing activities reflects a decrease in net purchase of available-for-sale marketable securities, offset by the increased purchases of property and equipment, primarily for computers and test equipment for our development and manufacturing activities, as well as the purchase of land in Tyngsboro, Massachusetts, where our future corporate headquarters will be established.

Net cash provided by financing activities was $4.1 million for the six months ended January 27, 2001, compared to $280.8 million for the six months ended January 29, 2000. The decrease in net cash provided by financing activities reflects decreased proceeds from the issuance of common stock, offset by decreased payments on notes payable.

Cash provided by financing activities for the six months ended January 27, 2001 consisted of $5.6 million of proceeds from the sale of our common stock, offset by $1.8 million of payments on notes payable. Net cash provided by financing activities for the six months ended January 29, 2000 primarily reflects the net proceeds and use of proceeds generated from our IPO in October 1999.

Increasingly, as a result of the financial demands of major network deployments, service providers are looking to their suppliers for financing assistance. From time to time we may provide or commit to extend credit or credit support to our customers as we consider appropriate in the course of our business, considering our resources. Currently, we have customer financing commitments of approximately $200 million, subject to draw down over two to three years and completion of definitive lease financing documentation. Depending on market conditions, we may seek to factor these arrangements to financial institutions and investors to free up our capital and reduce the amount of our commitments for such arrangements. Our ability to provide customer financing is limited and depends on a number of factors, including our capital structure, the level of our available credit and our ability to factor commitments. The extension of financing to our customers will limit the capital that we have available for other uses.

Although we believe that our current cash will be sufficient to fund our operations for at least the next 12 months, there can be no assurance that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on terms acceptable to us or at all.

ITEM 3.

RISKS RELATED TO OUR BUSINESS

WE ARE ENTIRELY DEPENDENT ON OUR LINE OF INTELLIGENT OPTICAL NETWORKING PRODUCTS AND OUR FUTURE REVENUE DEPENDS ON THEIR COMMERCIAL SUCCESS

Our future growth depends on the commercial success of our line of intelligent optical networking products. As of January 27, 2001, our SN 3000 Optical Access Switch, SN 6000 Intelligent Optical Transport product, SN 8000 Intelligent Optical Network Node, Silvx Manager Network Management System and SN 16000 Intelligent Optical Switch are the only products that have been shipped to customers. We cannot assure you that we will be successful in completing the development or introduction of new products or enhancing our existing products. Failure of our current or planned products to operate as expected could delay or prevent their adoption. If our target customers do not adopt, purchase and successfully deploy our current and planned products, our results of operations could be adversely affected.

WE EXPECT THAT SUBSTANTIALLY ALL OF OUR REVENUE WILL BE GENERATED FROM A LIMITED NUMBER OF CUSTOMERS, AND OUR REVENUES ARE SUBSTANTIALLY DEPENDENT UPON SALES OF PRODUCTS TO THESE CUSTOMERS

We currently have a limited number of customers, one of whom, Williams Communications, has accounted for a majority of our revenues to date. Due to the diversification of our customer base and the substantial performance of our current contract with Williams Communications, sales to Williams may decline in absolute dollars and may decline as a percentage of our revenues. In the second quarter of fiscal 2001, two other customers each accounted for over 10% of our revenues. None of these customers is contractually committed to purchase any minimum quantities of products from us. We expect that in the foreseeable future a majority of our revenues will continue to depend on sales of our intelligent optical networking products to a limited number of customers. The rate at which our current and prospective customers purchase products from us will depend, in part, on their success in selling communications services based on these products to their own customers. Any failure of current or prospective customers to purchase products from us for any reason, including any determination not to install our products in their networks or a downturn in their business, would seriously harm our financial condition or results of operations.

OUR FAILURE TO GENERATE SUFFICIENT REVENUES WOULD PREVENT US FROM MAINTAINING PROFITABILITY

We cannot assure you that our revenues will grow or that we will generate sufficient revenues to maintain profitability. We have large fixed expenses and we expect to continue to incur significant and increasing sales and marketing, product development, customer support and service, administrative and other expenses. Although our revenue has grown in recent quarters, we cannot be certain that our revenue growth will continue or increase in the future or that we will realize sufficient revenues to continue to be profitable on a quarterly basis or to achieve profitability on an annual basis.

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

  * delays or cancellations by customers;

  * satisfaction of post delivery obligations, including installation and acceptance;

  * our ability to obtain sufficient supplies of sole or limited source components;

  * increases in the prices of the components we purchase;

  * our ability to attain and maintain production volumes and quality levels for our products;

  * manufacturing lead times;

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

We plan to increase our operating expenses to fund greater levels of research and development, expand our sales and marketing operations, broaden our customer support capabilities and develop new distribution channels. We also plan to expand our general and administrative capabilities to address the increased reporting and other administrative demands which will result from the increasing size of our business. Our operating expenses are largely based on anticipated organizational growth and revenue trends and a high percentage of our expenses are, and will continue to be, fixed. As a result, a delay in generating or recognizing revenue for the reasons set forth above, or for any other reason, could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses.

Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. You should not rely on our results or growth for one quarter as any indication of our future performance. In the most recent quarters, the sequential revenue growth slowed from prior levels, and a disproportionate share of the revenue occurred in the last month of the quarter due to component constraints. Occurrences of the foregoing factors are extremely difficult to predict. As a result, it is likely that in some future our operating results may be below the expectations of public market analysts and investors or that our net sales may grow at a slower quarter over quarter percentage rate. In this event, the price of our common stock could decrease.

OUR PRODUCTS ARE COMPLEX AND ARE DEPLOYED IN COMPLEX ENVIRONMENTS AND MAY HAVE ERRORS OR DEFECTS THAT WE FIND ONLY AFTER FULL DEPLOYMENT, WHICH COULD SERIOUSLY HARM OUR BUSINESS

Our intelligent optical networking products are complex and are designed to be deployed in large and complex networks. Because of the nature of the products, they can only be fully tested when completely deployed in very large networks with high amounts of traffic. Our customers may discover errors or defects in the hardware or the software, or the product may not operate as expected after it has been fully deployed. From time to time, there may be interruptions or delays in the deployment of our products due to product performance problems or post delivery obligations. If we are unable to fix errors or other problems, or if our customers experience interruptions or delays that cannot be promptly resolved, we could experience:

  * loss of or delay in revenues and loss of market share;

  * loss of customers;

  * failure to attract new customers or achieve market acceptance;

  * diversion of development resources;

  * increased service and warranty costs;

  * delays in collecting accounts receivable;

  * legal actions by our customers; and

  * increased insurance costs,

any of which could seriously harm our financial condition or results of operations.

THE LONG AND VARIABLE SALES CYCLES FOR OUR PRODUCTS MAY CAUSE REVENUES AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER

A customer's decision to purchase our intelligent optical networking products involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. As a result, our sales cycle is likely to be lengthy. Throughout the sales cycle, we spend considerable time and expense educating and providing information to prospective customers about the use and features of our products. Even after making a decision to purchase, we believe that our customers will deploy the products slowly and deliberately. Timing of deployment can vary widely and depends on the economic environment of our customers, the skills of our customers, the size of the network deployment, the complexity of our customers' network environment and the degree of hardware and software configuration necessary. Customers with complex networks usually expand their networks in large increments on a periodic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular and unpredictable basis. Because of our limited operating history and the nature of our business, we cannot predict these sales and deployment cycles. The long sales cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, may cause our revenues and results of operations to vary significantly and unexpectedly from quarter to quarter.

OUR LIMITED OPERATING HISTORY MAKES FORECASTING DIFFICULT

We were founded in February 1998. We shipped our first product in May 1999. As a result, there is limited meaningful historical financial data upon which investors may evaluate us and our prospects. We also have limited historical financial data upon which to base our projected revenues. Our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are and will continue to be fixed. You should consider the risks and difficulties frequently encountered by companies like ours in a new and rapidly evolving market. Our ability to sell products and the level of success, if any, we achieve depend, among other things, on the level of demand for intelligent optical networking products, which is a new and rapidly evolving market. If we do not achieve our expected revenue, our operating results will be below our expectations and the expectations of our investors and market analysts, which could cause the price of our common stock to decline.

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

  * any failure of our products to perform as expected; or

  * any difficulty we may incur in meeting customers' delivery, installation or performance requirements.

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

OUR MARKET IS HIGHLY COMPETITIVE, AND OUR FAILURE TO COMPETE SUCCESSFULLY WOULD LIMIT OUR ABILITY TO INCREASE OUR MARKET SHARE

Competition in the public network infrastructure market is intense. This market has historically been dominated by large companies, such as Lucent Technologies, Nortel Networks, Cisco Systems and Ciena Corporation. In addition, a number of private companies have announced plans for new products to address the same network problems which our products address. Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial and other resources, including vendor-sponsored financing programs. Moreover, our competitors may foresee the course of market developments more accurately and could develop new technologies that compete with our products or even render our products obsolete. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition.

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

In addition, we believe that knowledge of the infrastructure requirements applicable to service providers, experience in working with service providers to develop new services for their customers and an ability to provide vendor-sponsored financing, are important competitive factors in our market. We have a limited ability to provide vendor-sponsored financing and this may influence the purchasing decisions of prospective customers, who may decide to purchase products from one of our competitors who are able to provide more extensive financing programs.

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

Our products and services require a sophisticated sales effort targeted at a limited number of key individuals within our prospective customers' organizations. This effort requires specialized sales personnel and consulting engineers. We are building our direct sales force and plan to hire additional qualified sales personnel and consulting engineers. Competition for these individuals is intense, and we might not be able to hire and train the kind and number of sales personnel and consulting engineers required for us to be successful. In addition, we believe that our future success is dependent upon our ability to establish successful relationships with a variety of distribution partners. If we are unable to expand our direct sales operations or our indirect sales channel, we may not be able to increase market awareness or sales of our products, which may prevent us from maintaining profitability.

We are currently expanding our customer service and support organization and will need to increase our staff and third party subcontractor relationships to support new customers, including new international opportunities, and a growing volume of turnkey sales. The installation and support of our products requires highly trained customer service and support personnel. Hiring customer service and support personnel is very competitive in our industry because there are a limited number of people available with the necessary technical skills and understanding of our market. Once we hire them, they may require extensive training in our intelligent optical networking products. If we are unable to expand our customer service and support organization and train our personnel rapidly or outsource these functions to competent trained subcontractors, our continued growth may be adversely affected and we may not be able to increase sales of our products.

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

SALES TO EMERGING SERVICE PROVIDERS MAY INCREASE THE UNPREDICTABILITY OF OUR RESULTS

As a result of current economic and market conditions, decreased funding is available for large capital expenditures by service providers. This decrease in available funding significantly affects spending by our customers that are emerging service providers. In addition, the timing and volume of purchases by emerging service providers can be unpredictable due to other factors, including their need to build a customer base and capacity while working within their budgetary constraints. Our ability to recognize revenue from emerging service providers will depend on the relative financial strength of the particular customer. We may be required to write off or decrease the value of our accounts receivable from a customer whose financial condition materially deteriorates. Decreases in purchasing volume or emerging service providers or changes in the financial condition of emerging service provider customers could have a material adverse effect on our results of operations.

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

OUR FAILURE TO CONTINUALLY IMPROVE OUR INTERNAL CONTROLS AND SYSTEMS, AND HIRE NEEDED PERSONNEL COULD IMPAIR OUR FUTURE GROWTH

We have expanded our operations rapidly since our inception. We continue to increase the scope of our operations and have grown our headcount substantially both domestically and internationally. For example, at January 29, 2000, we had a total of 344 employees and at January 27, 2001, we had a total of 1,071 employees. Our growth has placed a significant strain on our management systems and resources. Our ability to successfully offer our products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial, managerial and manufacturing controls and reporting systems, and will need to continue to expand, train and manage our work force worldwide. We may not be able to implement adequate control systems in an efficient and timely manner. Competition for highly skilled personnel is intense, especially in the New England area. Any failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could impair our growth.

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

WE COULD BECOME SUBJECT TO CLAIMS REGARDING INTELLECTUAL PROPERTY RIGHTS, WHICH COULD SERIOUSLY HARM OUR BUSINESS AND REQUIRE US TO INCUR SIGNIFICANT COSTS

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Our industry in particular is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. We may be a party to claims as a result of an allegation that we infringe others' intellectual property. Such disputes could result in significant expenses to Sycamore and divert the efforts of our technical and management personnel.

Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers, manufacturers or suppliers against the alleged infringement. Regardless of their merit, these claims could result in costly litigation and subject us to the risk of significant liability for damages. These claims, again, regardless of their merit, would likely be time-consuming and expensive to resolve, would divert management time and attention and would put the Company at risk to:

     * stop selling, incorporating or using our products that use the challenged intellectual property;

     * obtain from the owner of the intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;

     * redesign those products that use such technology; or

     * accept a return of products that use such technologies.

If we are forced to take any of the foregoing actions, our business may be seriously harmed.

WE MAY FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL EXPANSION THAT COULD IMPAIR OUR ABILITY TO GROW OUR REVENUES ABROAD

We intend to continue to expand our sales into international markets. This expansion will require significant management attention and financial resources to develop successfully direct and indirect international sales and services channels and to support customers in international markets. We may not be able to develop international market demand for our products.

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

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND SERIOUSLY HARM OUR FINANCIAL CONDITION

As part of our ongoing business development strategy, we consider acquisitions and strategic investments in complementary companies, products or technologies. On September 7, 2000, we completed our acquisition of Sirocco. We may also evaluate other potential transactions and transaction prospects. In the event of an acquisition, we could:

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

ANY EXTENSION OF CREDIT TO OUR CUSTOMERS MAY SUBJECT US TO CREDIT RISKS AND LIMIT THE CAPITAL THAT WE HAVE AVAILABLE FOR OTHER USES

We are experiencing increased demands for customer financing and we expect these demands to continue. We believe it is a competitive factor in obtaining business. From time to time we may provide or commit to extend credit or credit support to our customers, including emerging service providers, as we consider appropriate in the course of our business. Such financing activities subject us to the credit risk of customers whom we finance. In addition, our ability to recognize revenue from financed sales will depend upon the relative financial condition of the specific customer, among other factors. Although we have programs in place to monitor the risk associated with vendor financing, we cannot assure you that such programs will be effective in reducing our risk of an impaired ability to pay on the part of a customer whom we have financed. We could experience losses due to customers failing to meet their financial obligations which could harm our business and materially adversely affect our operating results and financial condition.

RISKS RELATED TO THE SECURITIES MARKET

OUR STOCK MAY BE VOLATILE

An active public market for our common stock may not be sustained. The market for technology stocks has been extremely volatile. Our common stock has experienced, and may continue to experience, substantial price volatility. The following factors could cause the market price of our common stock to fluctuate significantly:

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

     * variations between our actual results and the published expectations of analysts;

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

THERE MAY BE SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK THAT COULD CAUSE OUR STOCK PRICE TO FALL

As of January 27, 2001 options to purchase a total of 33,208,256 shares of our common stock were outstanding. These options are subject to vesting schedules. A number of the shares underlying these options are freely tradable. In addition, certain of our current stockholders hold a substantial number of shares which are subject to restrictions limiting their ability to sell such shares. These stockholders may be able to sell such shares in the public market in the near future. Sales of a substantial number of shares of our common stock could cause our stock price to fall. In addition, sales of shares by our stockholders could impair our ability to raise capital through the sale of additional stock.

INSIDERS OWN A SUBSTANTIAL NUMBER OF SYCAMORE SHARES AND COULD LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS, INCLUDING CHANGES OF CONTROL

As of January 27, 2001, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 43.3% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

INTEREST RATE SENSITIVITY

We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including; commercial paper, certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at January 27, 2001 the fair value of the portfolio would decline by approximately $4.5 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

EXCHANGE RATE SENSITIVITY

We operate primarily in the United States, and the majority of our sales to date have been made in US dollars. However, our business is becoming increasingly global. As a result, we make sales in non-dollar currencies and have exposure to foreign currency rate fluctuations. While foreign currency exposure resulting from sales in non-dollar denominated currencies has been immaterial to date, in the future, fluctuations in foreign currencies may have an impact on our financial results. We are prepared to hedge against fluctuations in foreign currencies if this exposure becomes material.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we become involved in various lawsuits and claims. While the outcome of these matters is not currently determinable, we believe that the outcome will not have a material adverse affect on our results of operations or our financial position.

Item 2. Changes in Securities and Use of Proceeds

On December 14, 2000, the Company's stockholders approved amendments to the Company's Articles of Organization to increase the authorized number of shares of the Company's common stock from 1,500,000,000 to 2,500,000,000.

The Company's stockholders also approved an amendment to the Company's 1999 Stock Incentive Plan to (a) increase the number of shares of common stock reserved for issuance under the plan by 25,000,000, and (b) revise the automatic annual share increase provision of the plan so that the number of shares of Company common stock reserved for issuance under the plan will automatically increase on the first day of each fiscal year of the Company by an amount equal to the lesser of (i) 18,000,000 shares, (ii) five percent (5%) of the number of shares of Company common stock outstanding on the first day of each fiscal year of the Company, or (iii) such lesser number of shares as determined by the Company's Board of Directors.

These amendments became effective in December 2000.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's annual meeting held on December 14, 2000, the stockholders of the Company elected the following nominees, each to serve for a three-year term as a Class I Director and until his successor is elected and appointed:

      Nominee                          For                  Withheld
      -------                          ---                  --------
      Timothy A. Barrows               222,726,246          396,252

      John W. Gerdelman                222,777,972          344,526

Gururaj Deshpande, Daniel Smith and Paul J. Ferri also continued as directors of the Company after the annual meeting.

At the same annual meeting, by the affirmative vote of 216,359,133 shares, the stockholders of the Company approved an increase in the number of authorized shares of common stock of the Company from 1,500,000,000 to 2,500,000,000. The number of votes withheld or voted against increasing the number of authorized shares of common stock of the Company was 6,637,135 and the number of abstentions was 126,230.

At the same annual meeting, by the affirmative vote of 171,633,866 shares, the stockholders of the Company approved an amendment to the Company's 1999 Stock Incentive Plan to increase (a) the number of shares of common stock reserved for issuance under the plan by 25,000,000, and (b) revise the automatic annual share increase provision of the plan so that the number of shares of Company common stock reserved for issuance under the plan will automatically increase on the first day of each fiscal year of the Company by an amount equal to the lesser of
(i) 18,000,000 shares, (ii) five percent (5%) of the number of shares of Company common stock outstanding on the first day of each fiscal year of the Company, or
(iii) such lesser number of shares as determined by the Company's Board of Directors. The number of votes withheld or voted against the amendment to the Company's 1999 Stock Incentive Plan was 18,908,476, the number of abstentions was 146,107 and the number of broker non-votes was 32,429,499.

At the same annual meeting, the stockholders of the Company ratified the appointment by the Board of Directors of the Company of PricewaterhouseCoopers LLP as the company's independent public accountants for the Company's fiscal year ending July 31, 2001 by the following vote:

      For                        Against                Abstain
      ---                        -------                -------
      222,710,311                293,903                118,284

Item 5. Other Information

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

(a) List of Exhibits

   Number    Exhibit Description

___________  ___________________________________________________________________
   **3.1     Amended and Restated Certificate of Incorporation
   **3.2     Certificate of Amendment to the Amended and Restated Certificate of
             Incorporation
     3.3     Certificate of Amendment to the Amended and Restated Certificate of
             Incorporation
   **3.4     Amended and Restated By-Laws
   * 4.1     Specimen common stock certificate
   **4.2     See Exhibits 3.1, 3.2 and 3.3, for provisions of the Certificate of
             Incorporation and By-Laws of the Registrant defining the rights of holders of common stock
   10.17     Lease dated as of October 27,2000, between Sycamore Networks, Inc.
             and BCIA New England Holdings LLC for One Executive Drive,
             Chelmsford, Massachusetts



   * Incorporated by reference to Sycamore Networks Inc.'s Registration Statement on Form S-1 (Registration Statement No. 333-84635).

   ** Incorporated by reference to Sycamore Networks Inc.'s Registration Statement on Form S-1 (Registration Statement File No. 333-30630).

(b) Reports on Form 8-K:  None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Sycamore Networks, Inc.



/s/ Frances M. Jewels

---------------------
Frances M. Jewels
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: March 12, 2001

EXHIBIT INDEX

  Number           Exhibit Description

__________         _____________________________________________________________
   **3.1           Amended and Restated Certificate of Incorporation
   **3.2           Certificate of Amendment to the Amended and Restated
                   Certificate of Incorporation
     3.3           Certificate of Amendment to the Amended and Restated
                   Certificate of Incorporation
   **3.4           Amended and Restated By-Laws
   * 4.1           Specimen common stock certificate
   **4.2           See Exhibits 3.1, 3.2 and 3.3, for provisions of the
                   Certificate of Incorporation and By-Laws of the Registrant
                   defining the rights of holders of common stock
   10.17           Lease dated as of October 27,2000, between Sycamore Networks,
                   Inc. and BCIA New England Holdings LLC for One Executive
                   Drive, Chelmsford, Massachusetts



  * Incorporated by reference to Sycamore Networks Inc.'s Registration Statement on Form S-1 (Registration Statement No. 333-84635).

  ** Incorporated by reference to Sycamore Networks Inc.'s Registration Statement on Form S-1 (Registration Statement File No. 333-30630).