Form 10-Q
period 2001-04-28
SYCAMORE NETWORKS INC
filed 2001-06-12
CIK 1092367

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 28, 2001

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____

                       COMMISSION FILE NUMBER 333-25853

                            SYCAMORE NETWORKS, INC.
            (Exact name of registrant as specified in its charter)

                     Delaware                          04-3410558
           State or other jurisdiction              (I.R.S. Employer
        Of incorporation or organization)        Identification Number)

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

The number of shares outstanding of the Registrant's Common Stock as of May 31, 2001 was 273,490,302.

Sycamore Networks, Inc.


Index
-----
Part I.        Financial Information

Item 1.        Financial Statements

               Consolidated Balance Sheets as of April 28, 2001 and July 31, 2000               3

               Consolidated Statements of Operations for the three and nine months
               ended April 28, 2001 and April 29, 2000                                          4

               Consolidated Statements of Cash Flows for the nine month
               ended April 28, 2001 and April 29, 2000                                          5

               Notes to Consolidated Financial Statement                                        6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operation                                              11

Item 3.        Quantitative and Qualitative Disclosure About Market Risk                       26

Part II.       Other Information

Item 1.        Legal Proceedings                                                               27

Item 2.        Changes in Securities and Use of Proceeds                                       27

Item 4.        Submission of Matters to a Vote of Security Holders                             27

Item 6.        Exhibits and Reports on Form 8-K                                                27

Signature                                                                                      29

Exhibit Index                                                                                  30

Part I. Financial Information
ITEM 1. FINANCIAL STATEMENTS


SYCAMORE NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       April 28,              July 31,
                                                                         2001                   2000
                                                                     ----------------------------------
Assets
Current assets:
  Cash and cash equivalents                                           $  294,999            $  429,965
  Marketable securities                                                  447,949               710,398
  Accounts receivable, net of allowance for doubtful accounts of $604 and $0 at April 28, 2001 and July 31, 2000,
   respectively                                                           46,139                43,407
  Inventories, net                                                        44,850                39,739
  Prepaids and other current assets                                       15,633                25,932
                                                                     ----------------------------------
Total current assets                                                     849,570             1,249,441

Property and equipment, net                                              103,064                42,840
Marketable securities                                                    595,255               376,740
Other assets                                                              75,692                28,894
                                                                     ----------------------------------
Total assets                                                          $1,623,581            $1,697,915
                                                                     ==================================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                    $   72,633                49,030
  Accrued compensation                                                     4,499                 7,177
  Accrued expenses                                                        20,630                 7,529
  Accrued restructuring costs                                             78,166                     -
  Deferred revenue                                                        16,125                29,708
  Other current liabilities                                                9,346                 8,866
                                                                     ----------------------------------
Total current liabilities                                                201,399               102,310

Long-term liabilities                                                          -                 4,487

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value; 5,000,000 shares
  authorized; none issued or outstanding                                       -                     -
 Common stock, $.001 par value; 2,500,000,000 shares
  authorized; 273,518,173 and 271,664,673 shares issued and
  outstanding                                                                274                   272
 Additional paid-in capital                                            1,730,350             1,720,565
 Accumulated deficit                                                    (259,191)              (21,675)
 Notes receivable                                                              -                  (262)
 Deferred compensation                                                   (54,942)             (112,816)
 Accumulated other comprehensive income                                    5,970                 5,034
 Treasury shares, at cost, 189,000 shares                                   (279)                    -
                                                                     ----------------------------------
Total stockholders' equity                                             1,422,182             1,591,118
                                                                     ----------------------------------

Total liabilities and stockholders' equity                            $1,623,581            $1,697,915
                                                                     ==================================


     The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         Three Months Ended                Nine Months Ended
                                                                         ------------------                -----------------
                                                                    April 28,          April 29,       April 28,        April 29,
                                                                      2001               2000            2001             2000
                                                                    --------------------------------------------------------------
Revenues........................................................    $   54,203       $   59,183        $   323,894     $   107,742
Cost of revenues (exclusive of the non-cash stock
 compensation expense of $480, $371, $2,611 and $972)...........       132,254           31,367            275,504          57,103

                                                                    --------------------------------------------------------------
Gross profit (loss).............................................       (78,051)          27,816             48,390          50,639
Operating expenses:
   Research and development (exclusive of non-cash stock
    compensation expense of $2,894, $2,137, $31,186 and
    $4,378).....................................................        44,407           19,564            122,400          41,781
    Sales and marketing (exclusive of non-cash stock
    compensation expense of $2,495, $1,401, $19,732 and
    $4,087).....................................................        22,213            8,162             61,483          16,570
    General and administrative (exclusive of non-cash stock
    compensation expense of $1,461, $891, $3,014 and
    $2,017).....................................................         4,419            2,869             13,038           5,589
    Amortization of stock compensation..........................         7,330            4,800             56,543          11,454
    Acquisition costs...........................................             -                -              4,948               -
    Restructuring charges and related asset impairments.........        81,926                -             81,926               -

                                                                    --------------------------------------------------------------
        Total operating expenses................................       160,295           35,395            340,338          75,394

Loss from operations............................................      (238,346)          (7,579)          (291,948)        (24,755)

Interest and other income, net..................................        18,940           13,249             67,564          18,032

                                                                    --------------------------------------------------------------
Income (loss) before income taxes...............................      (219,406)           5,670           (224,384)         (6,723)

Provision for income taxes......................................         5,703                -             13,132               -
                                                                    --------------------------------------------------------------
Net income (loss)...............................................    $ (225,109)      $    5,670        $  (237,516)    $    (6,723)

                                                                    ==============================================================

Basic net income (loss) per share...............................    $    (0.94)      $     0.03        $     (1.01)    $     (0.05)
Diluted net income (loss) per share.............................    $    (0.94)      $     0.02        $     (1.01)    $     (0.05)

Shares used in per-share calculation - basic....................       240,492          207,085            235,483         148,953
Shares used in per-share calculation - diluted..................       240,492          275,360            235,483         148,953

   The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                              Nine Months Ended
                                                                              -----------------
                                                                       April 28,             April 29,
                                                                         2001                  2000
                                                                      --------------------------------
Cash flows from operating activities:
   Net loss                                                           $  (237,516)        $    (6,723)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
     Restructuring charges and related asset impairments                   52,476                   -
     Depreciation and amortization                                         24,715               4,091
     Amortization of stock compensation                                    56,543              11,454

Changes in operating assets and liabilities:
     Accounts receivable                                                   (2,732)            (19,063)
     Inventories                                                          (40,589)            (20,033)
     Prepaids and other current assets                                     10,299              (8,214)
     Deferred revenue                                                     (13,583)             31,554
     Accounts payable                                                      23,603              16,113
     Accrued expenses and other liabilities                                12,682               1,860
     Accrued restructuring costs                                           78,166                   -
                                                                      --------------------------------
Net cash provided by (used in) operating activities                       (35,936)             11,039
                                                                      --------------------------------

Cash flows from investing activities:
     Purchases of property and equipment                                 (101,108)            (22,366)
     Purchases of marketable securities                                  (472,768)         (1,027,718)
     Maturities of marketable securities                                  517,638             201,303
     Increase in other assets                                             (46,798)             (1,070)
                                                                      --------------------------------
Net cash used in investing activities                                    (103,036)           (849,851)
                                                                      --------------------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                            5,803           1,490,265
     Proceeds from notes payable                                              262                 489
     Purchase of treasury stock                                              (279)                  -
     Payments on notes payable                                             (1,780)             (5,234)
                                                                      --------------------------------
Net cash provided by financing activities                                   4,006           1,485,520
                                                                      --------------------------------

Net (decrease) increase in cash and cash
  Equivalents                                                            (134,966)            646,708
Adjustment to conform fiscal year of Sirocco                                    -               3,440
Cash and cash equivalents, beginning of period                            429,965              40,869
                                                                      --------------------------------
Cash and cash equivalents, end of period                              $   294,999         $   691,017
                                                                      ================================

   The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

Sycamore Networks, Inc. (the "Company") develops and markets intelligent optical networking products that enable service providers to quickly and cost-effectively provide bandwidth and create new high-speed data services. To date, the Company has principally marketed its products in North America and Europe.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

All historical financial information has been restated to reflect the acquisition of Sirocco Systems, Inc. in the first quarter of fiscal 2001, which was accounted for as a pooling of interests.

The accompanying financial data as of April 28, 2001 and for the three and nine months ended April 28, 2001 and April 29, 2000 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Current Report on Form 8-K for the fiscal year ended July 31, 2000 filed on May 12, 2001.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of April 28, 2001, results of operations for the three and nine months ended April 28, 2001 and April 29, 2000 and cash flows for the nine months ended April 28, 2001 and April 29, 2000 have been made. The results of operations for the three and nine months ended April 28, 2001 are not necessarily indicative of the operating results for the full fiscal year or any future periods.


3. NET INCOME (LOSS) PER SHARE AND PRO FORMA NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period, if dilutive. Common equivalent shares are composed of unvested shares of restricted common stock and the incremental common shares issuable upon the exercise of stock options.

All share and per share data presented reflects two three-for-one stock splits effected in August 1999 and February 2000.

The following table sets forth the computation of basic and diluted net income
(loss) per share, (in thousands, except per share data):

                                                                             Three Months Ended             Nine Months Ended
                                                                             ------------------             -----------------
                                                                          April 28,      April 29,       April 28,     April 29,
                                                                            2001           2000            2001          2000
                                                                            ----           ----            ----          ----
Numerator:
Net income (loss)....................................................    $(225,109)       $  5,670      $(237,516)    $  (6,723)

Denominator:
    Weighted average common shares outstanding.......................      273,359         263,789        272,894       209,167
    Weighted average common shares outstanding subject to
       repurchase....................................................      (32,867)        (56,704)       (37,411)      (60,214)
                                                                         ---------        --------      ---------     ---------

Shares used in per share calculation - basic.........................      240,492         207,085        235,483       148,953
                                                                         =========        ========      =========     =========

     Weighted average common shares outstanding......................      240,492         263,789        235,483       148,953
     Weighted average common stock equivalents.......................            -          11,571              -             -
                                                                         ---------        --------      ---------     ---------

Shares used in per share calculation - diluted.......................      240,492         275,360        235,483       148,953
                                                                         =========        ========      =========     =========
Net income (loss) per share:
     Basic...........................................................    $   (0.94)       $   0.03      $   (1.01)    $   (0.05)
                                                                         =========        ========      =========     =========
     Diluted.........................................................    $   (0.94)       $   0.02      $   (1.01)    $   (0.05)
                                                                         =========        ========      =========     =========

Options to purchase 2,230,510 shares of common stock at an average exercise price of $115.69 have not been included in the computation of diluted net income per share for the three months ended April 29, 2000 as their effect would have been anti-dilutive.

4. INVENTORY

Inventory consisted of the following (in thousands):

                        April 28,    July 31,
                          2001        2000
                        ---------------------
Raw materials            $25,899      $14,340
Work in process           11,669        3,685
Finished goods             7,282       21,714
                        ---------------------
                         $44,850      $39,739
                        =====================

5. COMMON STOCK

In December 2000, the stockholders of the Company approved an increase in the number of authorized shares of common stock of the Company from 1,500,000,000 to 2,500,000,000 and approved an amendment to the Company's 1999 Stock Incentive Plan to (a) increase the number of shares of common stock reserved for issuance under the plan by 25,000,000, and (b) revise the automatic annual share increase provision of the plan so that the number of shares of Company common stock reserved for issuance under the plan will automatically increase on the first day of each fiscal year of the Company by an amount equal to the lesser of (i) 18,000,000 shares, (ii) five percent (5%) of the number of shares of Company common stock outstanding on the first day of each fiscal year of the Company, or
(iii) such lesser number of shares as determined by the Company's Board of Directors.

In March 2001, the Company issued a fully vested and exercisable warrant to purchase 150,000 shares of common stock at $11.69 per share with a two year term in exchange for general and administrative services. The Company valued the warrant using the Black-Scholes model with the following assumptions: 6.5% risk free interest rate, 90% expected volatility, and a 2 year expected life, and recorded a charge for stock-based compensation of $895,000 in the three month period ended April 28, 2001.

6. COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130). The components of comprehensive income (loss) are as follows (in thousands):

                                              Three Months Ended                          Nine Months Ended
                                              ------------------                          -----------------
                                      April 28, 2001       April 29, 2000       April 28, 2001         April 29, 2000
                                      -------------------------------------------------------------------------------
Net income (loss)                         $(225,109)           $   5,670           $(237,516)               $ (6,723)
Other comprehensive income:
    Unrealized gain on investments              433                2,636                 936                   2,613
                                      -------------------------------------------------------------------------------
Comprehensive income (loss)               $(224,676)           $   8,306           $(236,580)               $ (4,110)
                                      ===============================================================================

7. ACQUISITION

On September 7, 2000, the Company acquired Sirocco Systems, Inc. ("Sirocco") in a transaction accounted for as a pooling of interests. An aggregate of approximately 28.6 million shares of Sycamore common stock were either exchanged for all outstanding shares of Sirocco or reserved for common stock issuable under outstanding Sirocco stock options assumed by the Company in the transaction. Acquisition costs related to this transaction were $4.9 million for the nine months ended April 28, 2001.

8. RESTRUCTURING CHARGES AND RELATED ASSET IMPAIRMENTS

As a result of unfavorable economic conditions and reduced capital spending by telecommunications service providers, the Company implemented a restructuring program in the third quarter of fiscal 2001. The restructuring program is designed to reduce expenses, optimize profitability and align resources with long-term growth opportunities. This restructuring program includes a workforce reduction, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products and overlapping feature sets. This includes the discontinuance of the SN 6000 Intelligent Optical Transport product and the bi-directional capabilities of the SN 8000 Intelligent Optical Network Node.

As a result of the restructuring program, the Company recorded restructuring charges and related asset impairments of $81.9 million classified as operating expenses and an additional excess inventory charge of $84.0 million classified as cost of revenues. The following paragraphs provide detailed information relating to the restructuring charges and related asset impairments which were recorded during the third quarter of fiscal 2001.

Workforce reduction

The restructuring program will result in the reduction of approximately 132 employees across all business functions and geographic regions. The workforce reductions were substantially completed in the third quarter of fiscal 2001. The Company recorded a workforce reduction charge of approximately $4.2 million relating primarily to severance and fringe benefits. In addition the number of temporary and contract workers employed by the Company were also reduced.

Consolidation of facilities and certain other costs

The Company recorded a restructuring charge of $24.4 million relating to the consolidation of excess facilities and certain other costs. The consolidation of excess facilities relates to business activities that have been exited or restructured. The Company recorded a restructuring charge of $12.2 million primarily related to lease terminations and non-cancelable lease costs. The Company also recorded other restructuring costs of $12.2 million relating primarily to administrative expenses and professional fees incurred in connection with the restructuring activities.

Inventory and asset write downs

The Company recorded a restructuring charge of $137.3 million relating to the write-down of inventory to its net realizable value and the write down of certain assets which became impaired as a result of the decision to eliminate non-strategic products and overlapping feature sets. The restructuring charge includes $84.0 million of inventory write-downs which are recorded as part of cost of revenues. The restructuring charge also includes $53.3 million of impaired assets which largely relate to the rationalization of the Company's future product offerings and contract settlements associated with the discontinuance of certain product lines.

A summary of the restructuring charges and related asset impairments is outlined as follows (in thousands):

                                                      Total
                                                  Restructuring        Cash          Non-cash       Accrual
                                                     Charge          Payments        Charges        Balance
                                                  -------------      --------        --------      ---------
Work-force reductions                               $   4,174        $  1,329        $    829       $  2,016
Facility consolidations and certain other costs        24,437               -             600         23,837
Inventory and assets write-downs                      137,285               -          84,972         52,313
                                                    ---------        --------        --------       --------
Ending balance at April 28, 2001                    $ 165,896        $  1,329        $ 86,401       $ 78,166
                                                    =========        ========        ========       ========

The remaining cash expenditures relating to workforce reductions will be substantially paid in the fourth quarter of fiscal 2001. Facility consolidation charges will be paid over the respective lease terms through fiscal 2007. The Company expects to substantially complete its restructuring program during the next nine months.

9. INCOME TAX

Due to cumulative net losses and the restructuring charge, the Company does not expect to pay income taxes for the current year and accordingly, the provision for income taxes recorded for the six months ended January 27, 2001 was reversed. The Company believes it is more likely than not that net deferred tax assets will not be realized and accordingly, a valuation allowance in the amount of $13.1 million has been established during the three months ended April 28, 2001 to offset net deferred tax assets.

10. RECENT ACCOUNTING PRONOUNCEMENT

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

11. SUBSEQUENT EVENT

On May 18, 2001 the Company announced an offer to exchange outstanding employee stock options having an exercise price of $7.25 or more per share in return for restricted stock and new stock options to be granted by the Company, which offer was subsequently amended on June 5, 2001 (the "Exchange Offer"). Pursuant to the Exchange Offer, in exchange for eligible options, an option holder will receive a number of shares of restricted stock equal to one-tenth (1/10) of the total number of shares subject to the options tendered by the option holder and accepted for exchange and new options exercisable for a number of shares of common stock equal to nine-tenths (9/10) of the total number of shares subject to the options tendered by the option holder and accepted for exchange; provided, however, that to address potential adverse tax consequences for employees who are tax residents of Canada, France, Germany, Japan, Spain, Sweden, Switzerland or the United Kingdom, such employees may choose to forego the restricted stock grants and receive all stock options. The restricted stock is expected to be issued no later than June 26, 2001 and the new options are expected to be granted no earlier than six months and one day from June 20, 2001. Until the restricted stock vests, such shares are subject to forfeiture in the event the employee leaves the Company. Generally, the restricted stock vests over four years, with 25% of the shares vesting one year after the date of grant and the remaining 75% vesting quarterly thereafter. The new options generally vest over three years, with 8.34% of the options vesting on the date of grant and the remaining 91.66% vesting quarterly thereafter subject to certain length of service provisions. The new options will have an exercise price equal to the fair market value of the Company's common stock on the date of the grant of the new options, as determined by the last reported sale price of the common stock on the Nasdaq National Market on the grant date. The Exchange Offer is currently scheduled to expire on June 19, 2001. In accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25," the Company expects to record certain deferred compensation costs in the fourth quarter of fiscal 2001 for the intrinsic value of the restricted stock on the date of grant, calculated using the closing price of the Company's stock on such date. The deferred compensation costs will be amortized ratably over the vesting periods of the restricted stock.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, we wish to caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including but not limited to the rate of product purchases by current and prospective customers; the commercial success of our line of intelligent optical networking products; our reliance on a limited number of customers; new product introductions and enhancements by us and our competitors; the length and variability of the sales cycles for our products; competition; manufacturing and sourcing risks; variations in our quarterly results; general economic conditions including, stock market volatility as well as conditions specific to the telecommunications, internet and related industries; and the other factors discussed in this Form 10-Q and other reports filed by us from time to time with the Securities and Exchange Commission. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Forward looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would" or similar words.

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

In recent months, unfavorable economic conditions have caused a rapid and significant decrease in capital spending by telecommunications service providers. As a result, emerging service providers, which had been the early adopters of our technology, are no longer able to continue to fund aggressive deployments of equipment within their networks. Incumbent service providers also have slowed their capital expenditures significantly. In response to these unfavorable economic conditions, the Company implemented a restructuring program designed to decrease the Company's business expenses to optimize profitability and align resources with long-term growth opportunities. In the third quarter, the Company recorded a business-restructuring charge of $165.9 million.

RESULTS OF OPERATIONS

REVENUES

Revenues were $54.2 million for the three months ended April 28, 2001 compared to $59.2 million for the same period in fiscal 2000. Revenues were $323.9 million for the nine months ended April 28, 2001 compared to $107.7 million for the same period in fiscal 2000. The decrease in revenues for the three months ended April 28, 2001 was primarily due to a reduction in capital spending by our customers and component limitations associated with our SN 16000 product. Revenues increased for the nine months ended April 28, 2001 primarily due to a broader product base, including the SN 16000 and the SN 3000 and increased market acceptance of our products. For the three months ended April 28, 2001, three customers represented more than ten percent of our revenues on an individual basis, compared to one customer for the same period in fiscal 2000. For the nine months ended April 28, 2001, two customers represented more than ten percent of our revenues on an individual basis, compared to one customer for the same period in fiscal 2000. There can be no certainty as to the severity or duration of the current economic downturn and its impact on our future revenues.

COST OF REVENUES

Cost of revenues increased $100.9 million to $132.3 million for the three months ended April 28, 2001 compared to $31.4 million for the same period in fiscal 2000. Cost of revenues increased $218.4 million to $275.5 million for the nine months ended April 28, 2001 compared to $57.1 million for the same period in fiscal 2000. The increase in cost of revenues for the three months ended April 28, 2001 was primarily due to the impact of the inventory write-down of $84.0 million to net realizable value associated with the consolidation and elimination of certain product lines. Excluding the restructuring charge, cost of revenues as a percentage of revenues for the three months and nine months ended April 29, 2001 would have been 89% and 59%, respectively. Cost of revenues as a percentage of revenue was 53% for the three and nine months ended April 29, 2000. Cost of revenues as a percentage of revenues increased in the third quarter of fiscal 2001 due to decreased revenues, coupled with increased manufacturing overhead and customer service costs.

We currently anticipate that the cost of revenue and the resulting gross margin may be adversely affected by several factors, including the demand for our products, new product introductions, component limitations, the mix of products sold, competitive pricing and increased investment in engineering, furnishing, installation and testing (EFI&T) services, which could adversely affect our operating results.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses increased $24.8 million to $44.4 million for the three months ended April 28, 2001 from $19.6 million for the same period in fiscal 2000. Research and development expenses increased $80.6 million to $122.4 million for the nine months ended April 28, 2001 from $41.8 million for the same period in fiscal 2000. The increase in R&D expenses was primarily due to costs associated with an increase in personnel and personnel-related expenses, and increases in non-recurring engineering costs and prototype expenses for the design and development of new products as well as enhancements to existing products.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased $14.1 million to $22.2 million for the three months ended April 28, 2001 from $8.2 million for the same period in fiscal 2000. Sales and marketing expenses increased $44.9 million to $61.5 million for the nine months ended April 28, 2001 from $16.6 million for the same period in fiscal 2000. The increase in expenses reflect the hiring of additional sales and marketing personnel, sales based commissions, additional office space and marketing program costs, including web development, trade shows and new product launch activities.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $1.6 million to $4.4 million for the three months ended April 28, 2001 from $2.9 million for the same period in fiscal 2000. General and administrative expenses increased $7.5 million to $13.0 million for the nine months ended April 28, 2001 from $5.6 million for the same period in fiscal 2000. The increase in expenses reflects the hiring of additional general and administrative personnel and related expenses.

AMORTIZATION OF STOCK COMPENSATION

Amortization of stock compensation expense increased $2.5 million to $7.3 million for the three months ended April 28, 2001 from $4.8 million for the same period in fiscal 2000. Amortization of stock compensation increased $45.1 million to $56.5 million for the nine months ended April 28, 2001 from $11.5 million for the same period in fiscal 2000. Amortization of stock compensation expense primarily resulted from the granting of stock options and restricted shares with exercise or sale prices which were deemed to be below fair market value as well as the granting of options to non-employees and consultants. The increase for the nine months ended April 28, 2001 is primarily due to the accelerated vesting of certain restricted stock and stock options in connection with our merger with Sirocco, which represented approximately $36.3 million of the increase for the period. Amortization of stock compensation is expected to impact our reported results of operations through the third quarter of fiscal 2005. In March 2001, we issued a two-year warrant to purchase 150,000 shares of common stock at $11.69 per share, exercisable immediately in exchange for general and administrative services. We valued the warrant using the Black-Scholes model with the following assumptions: 6.5% risk free interest rate, 90% expected volatility, and a 2 year expected life, and recorded a charge for stock compensation of $895,000 in the three month period ended April 28, 2001.

As described in Note 11 to our consolidated financial statements included in this Form 10-Q, on May 18, 2001 the Company announced an offer to exchange outstanding employee stock options having an exercise price of $7.25 or more per share in return for restricted stock and new stock options to be granted by the Company, which offer was subsequently amended on June 5, 2001 (the "Exchange Offer"). Pursuant to the Exchange Offer, in exchange for eligible options, an option holder will receive a number of shares of restricted stock equal to one-tenth (1/10) of the total number of shares subject to the options tendered by the option holder and accepted for exchange and new options exercisable for a number of shares of common stock equal to nine-tenths (9/10) of the total number of shares subject to the options tendered by the option holder and accepted for exchange; provided, however, that to address potential adverse tax consequences for employees who are tax residents of Canada, France, Germany, Japan, Spain, Sweden, Switzerland or the United Kingdom, such employees may choose to forego the restricted stock grants and receive all stock options. The restricted stock is expected to be issued no later than June 26, 2001 and the new options are expected to be granted no earlier than six months and one day from June 20, 2001. Until the restricted stock vests, such shares are subject to forfeiture in the event the employee leaves the Company. Generally, the restricted stock vests over four years, with 25% of the shares vesting one year after the date of grant and the remaining 75% vesting quarterly thereafter. The new options generally vest over three years, with 8.34% of the options vesting on the date of grant and the remaining 91.66% vesting quarterly thereafter subject to certain length of service provisions. The new options will have an exercise price equal to the fair market value of the Company's common stock on the date of the grant of the new options, as determined by the last reported sale price of the common stock on the Nasdaq National Market on the grant date. The Exchange Offer is currently scheduled to expire on June 19, 2001. In accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25," the Company expects to record certain deferred compensation costs in the fourth quarter of fiscal 2001 for the intrinsic value of the restricted stock on the date of grant, calculated using the closing price of the Company's stock on such date. The deferred compensation costs will be amortized ratably over the vesting periods of the restricted stock

ACQUISITION COSTS

In connection with the acquisition of Sirocco in the first quarter of fiscal 2001, we incurred $4.9 million of acquisition costs for legal, accounting and professional services.

RESTRUCTURING CHARGES AND RELATED ASSET IMPAIRMENTS

As a result of unfavorable economic conditions and reduced capital spending by telecommunications service providers, we implemented a restructuring program in the third quarter of fiscal 2001. The restructuring program is designed to reduce expenses, optimize profitability and align resources with long-term growth opportunities. This restructuring program includes a workforce reduction, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products and overlapping feature sets. This includes the discontinuance of the SN 6000 Intelligent Optical Transport product and the bi-directional capabilities of the SN 8000 Intelligent Optical Network Node.

As a result of the restructuring program, we recorded restructuring charges and related asset impairments of $81.9 million classified as operating expenses and an additional excess inventory charge of $84.0 million classified as cost of revenues. We expect pretax savings of approximately $50 million in operating expenses in connection with the restructuring program and certain cost reduction initiatives. The pretax savings will be phased-in beginning the fourth quarter of fiscal 2001.

The following paragraphs provide detailed information relating to the restructuring charges and related asset impairments which were recorded during the third quarter of fiscal 2001.

Workforce reduction

The restructuring program will result in the reduction of approximately 132 regular employees across all business functions, and geographic regions. The workforce reductions were substantially completed in the third quarter of fiscal 2001. We recorded a workforce reduction charge of approximately $4.2 million relating primarily to severance and fringe benefits. In addition the number of temporary and contract workers employed by us were also reduced.

Consolidation of facilities and certain other costs

We recorded a restructuring charge of $24.4 million relating to consolidation of excess facilities and certain other costs. The consolidation of excess facilities relates to business activities that have been exited or restructured. We recorded a restructuring charge of $12.2 million primarily related to lease terminations and non-cancelable lease costs. We also recorded other restructuring costs of $12.2 million relating primarily to administrative expenses and professional fees incurred in connection with the restructuring activities.

Inventory and asset write downs

We recorded a restructuring charge of $137.3 million relating to the write-down of inventory to its net realizable value and the write down of certain assets which became impaired as a result of the decision to eliminate non-strategic products and overlapping feature sets. The restructuring charge includes $84.0 million of inventory write-downs which are recorded as part of cost of revenues. The restructuring charge also includes $53.3 million of impaired assets which largely relate to the rationalization of our future product offerings and contract settlements associated with the discontinuance of certain product lines.

A summary of the restructuring charges and related asset impairments is outlined as follows (in thousands):

                                                            Total
                                                         Restructuring    Cash      Non-cash    Accrual
                                                           Charge       Payments    Charges     Balance
                                                         -------------  --------   --------    ---------
Work-force reductions                                      $   4,174    $  1,329   $    829    $   2,016
Facility consolidations and certain other costs               24,437           -        600       23,837
Inventory and assets write-downs                             137,285           -     84,972       52,313

                                                           ---------    --------   --------    ---------
Ending balance at April 28, 2001                           $ 165,896    $  1,329   $ 86,401    $  78,166
                                                           =========    ========   ========    =========

The remaining cash expenditures relating to workforce reductions will be substantially paid in the fourth quarter of fiscal 2001. Facility consolidation charges will be paid over the respective lease terms through fiscal 2007. We expect to substantially complete our restructuring program during the next nine months.

INTEREST AND OTHER INCOME, NET

Interest and other income, net increased $5.7 million to $18.9 million for the three months ended April 28, 2001 from $13.2 million for the same period in fiscal 2000. Interest and other income, net increased $50.0 million to $67.6 million for the nine months ended April 28, 2001 from $18.0 million for same period in fiscal 2000. The increase in interest and other income primarily reflects the invested proceeds of our two public offerings within fiscal 2000.


PROVISION FOR INCOME TAXES

The provision for income taxes was $5.7 million and $13.1 million for the three and nine months ended April 28, 2001. Due to cumulative net losses and the restructuring charge, we do not expect to pay income taxes for the current year and accordingly, the provision for income taxes recorded for the six months ended January 27, 2001 was reversed. We believe it is more likely than not that net deferred tax assets will not be realized and accordingly, a valuation allowance in the amount of $13.1 million has been established during the three months ended April 28, 2001 to offset net deferred tax assets. We did not provide for income taxes for the three and nine months ended April 29, 2000 due to cumulative net losses for the nine months ended April 29, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Prior to our initial public offering in October 1999, we financed our operations primarily through private sales of our capital stock totaling approximately $84.7 million and through borrowings on long-term debt agreements for the purchase of capital equipment. In fiscal 2000, we completed two public offerings, for which we sold 30.9 million shares of common stock and generated net proceeds of $1.5 billion. We primarily invest excess funds in short-term money market funds, commercial paper, government and non-government debt securities. As of April 28, 2001, we had $1.3 billion in cash, cash equivalents and marketable securities.

Net cash used in operating activities for the nine months ended April 28, 2001 was $35.9 million, compared to cash provided by operating activities of $11.0 million for the nine months ended April 29, 2000. The decrease in net cash provided by operating activities is primarily due to increased inventory, accounts receivable, and an increased net loss adjusted to reflect non-cash charges for amortization of stock compensation, depreciation, restructuring and asset impairment charges, partially offset by increased accounts payable and accrued expenses.

Net cash used in investing activities was $103.0 million for the nine months ended April 28, 2001, compared to $849.9 million for the nine months ended April 29, 2000. The decrease in net cash used in investing activities reflects a decrease in net purchases of available-for-sale marketable securities, offset by the increased purchases of property and equipment, primarily for computers and test equipment for our development and manufacturing activities, as well as the purchase of land in Tyngsboro, Massachusetts, where our future corporate headquarters will be established.

Net cash provided by financing activities was $4.0 million for the nine months ended April 28, 2001, compared to $1.5 billion for the nine months ended April 29, 2000. The decrease in net cash provided by financing activities reflects decreased proceeds from the issuance of common stock, offset by decreased payments on notes payable. In the third quarter of fiscal 2001, we purchased 189,000 shares of our common stock which are held in treasury for $279,000 in accordance with certain repurchase rights for unvested shares of restricted stock upon certain employees' cessation of service with the Company.

Increasingly, as a result of the financial demands of major network deployments, service providers are looking to their suppliers for financing assistance. From time to time we may provide or commit to extend credit or credit support to our customers as we consider appropriate in the course of our business, considering our resources. Currently, we have customer financing commitments of approximately $200 million, subject to draw down over two to three years and completion of definitive lease financing documentation. As of April 28, 2001, $66 million has been drawn down under these financing arrangements. Depending on market conditions, we may seek to factor these arrangements to financial institutions and investors to free up our capital and reduce the amount of our commitments for such arrangements. Our ability to provide customer financing is limited and depends on a number of factors, including our capital structure, the level of our available credit and our ability to factor commitments. The extension of financing to our customers will limit the capital that we have available for other uses.

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


RISKS RELATED TO OUR BUSINESS

WE ARE ENTIRELY DEPENDENT ON OUR LINE OF INTELLIGENT OPTICAL NETWORKING PRODUCTS AND OUR FUTURE REVENUE DEPENDS ON THEIR COMMERCIAL SUCCESS

Our future growth depends on the commercial success of our line of intelligent optical networking products. As of April 28, 2001, our SN 3000 Optical Access Switch, SN 6000 Intelligent Optical Transport product, SN 8000 Intelligent Optical Network Node, Silvx Manager Network Management System, SN 16000 Intelligent Optical Switch and SN 10000 Intelligent Optical Transport System are the only products that have been shipped to customers. As part of the restructuring we announced in the third quarter of fiscal 2001, we are consolidating our transport product offerings and development programs to eliminate non-strategic products and overlapping feature sets. This includes discontinuance of the SN 6000 Intelligent Optical Transport product and the bi-directional capabilities of the SN 8000 Intelligent Optical Network Node. We cannot assure you that we will be successful in completing the development, introduction or production manufacturing of new products or enhancing our existing products. Failure of our current or planned products to operate as expected could delay or prevent their adoption. If our target customers do not adopt, purchase and successfully deploy our current and planned products, our results of operations could be adversely affected.

WE EXPECT THAT SUBSTANTIALLY ALL OF OUR REVENUE WILL BE GENERATED FROM A LIMITED NUMBER OF CUSTOMERS, AND OUR REVENUES ARE SUBSTANTIALLY DEPENDENT UPON SALES OF PRODUCTS TO THESE CUSTOMERS

We currently have a limited number of customers, one of whom, Williams Communications, has accounted for a majority of our revenues to date. As a result of unfavorable economic and other conditions, several of our largest customers to date have slowed their capital expenditures and decreased their rate of ordering products from us. In our third quarter of fiscal 2001, sales to Williams declined in absolute dollars and as a percentage of our revenues. In the quarter, three customers each accounted for over 10% of our revenues. None of our customers are contractually committed to purchase any minimum quantities of products from us. We expect that in the foreseeable future a majority of our revenues will continue to depend on sales of our intelligent optical networking products to a limited number of customers. The rate at which our current and prospective customers purchase products from us will depend, in part, on their success in selling communications services based on these products to their own customers. Any failure of current or prospective customers to purchase products from us for any reason, including any determination not to install our products in their networks or a downturn in their business, would seriously harm our financial condition or results of operations.

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS

As a result of unfavorable economic conditions and reduced capital spending by telecommunications service providers, our sales declined significantly in our third quarter of fiscal 2001. This economic downtown has also resulted in longer selling cycles with extended trial periods for new equipment purchases. Our business and results of operations will be seriously harmed if current economic conditions do not improve.

WE EXPECT GROSS MARGINS TO FLUCTUATE

We currently expect gross margins may continue to be adversely affected by the economic downturn coupled with demand for our products, new product introductions, the mix of products sold, competitive pricing and increased investment in our engineering, furnishing, installation, and testing (EFI&T) services.

OUR FAILURE TO GENERATE SUFFICIENT REVENUES WOULD PREVENT US FROM ACHIEVING PROFITABILITY

In the third quarter of fiscal 2001, our revenues declined considerably and we incurred a significant loss. As of April 28, 2001, we had an accumulated deficit of $259.2 million. We cannot assure you that our revenues will increase or that we will generate sufficient revenues to achieve or sustain profitability. While we have implemented a restructuring program designed to decrease the Company's business expenses, we will continue to have large fixed expenses and we expect to continue to incur significant sales and marketing, product development, customer support and service, administrative and other expenses. As a result, we need to generate significantly higher revenue to achieve and maintain profitability.

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

   * general economic conditions as well as those specific to the telecommunications; internet and related industries.

While we have implemented a restructuring and cost control program, we plan to continue to invest in our business, to continue to maintain a strong product development and customer support infrastructure so as to be poised to move quickly when economic conditions recover. Our operating expenses are largely based on anticipated organizational growth and a high percentage of our expenses are, and will continue to be, fixed. As a result, a delay in generating or recognizing revenue for the reasons set forth above, or for any other reason, could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses.

Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. You should not rely on our results or growth for one quarter as any indication of our future performance. In the most recent quarter, our revenue declined significantly from prior levels, and a disproportionate share of the revenue occurred in the last month of the quarter. Occurrences of the foregoing factors are extremely difficult to predict. In addition, our ability to forecast our future business has been significantly impaired by the general economic downturn. As a result, it is likely that in some future period our operating results may be below the expectations of public market analysts and investors or that our net sales may grow at a slower quarter over quarter percentage rate. In this event, the price of our common stock could decrease.

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

THE LONG AND VARIABLE SALES CYCLES FOR OUR PRODUCTS MAY CAUSE REVENUES AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER

A customer's decision to purchase our intelligent optical networking products involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. As a result, our sales cycle is lengthy and recently has increased in length.. Throughout the sales cycle, we spend considerable time and expense educating and providing information to prospective customers about the use and features of our products. Even after making a decision to purchase, we believe that our customers will deploy the products slowly and deliberately. Timing of deployment can vary widely and depends on the economic environment of our customers, the skills of our customers, the size of the network deployment, the complexity of our customers' network environment and the degree of hardware and software configuration necessary. Customers with complex networks usually expand their networks in large increments on a periodic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular and unpredictable basis. Because of our limited operating history and the nature of our business, we cannot predict these sales and deployment cycles. The long sales cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, may cause our revenues and results of operations to vary significantly and unexpectedly from quarter to quarter.

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

   * any delays or difficulties that we may incur in completing the development, introduction and production manufacturing of our planned products or product enhancements;

   * new product introductions by our competitors;

   * any failure of our products to perform as expected; or

   * any difficulty we may incur in meeting customers' delivery, installation or performance requirements.

WE RELY ON SINGLE SOURCES FOR SUPPLY OF CERTAIN COMPONENTS AND OUR BUSINESS MAY BE SERIOUSLY HARMED IF OUR SUPPLY OF ANY OF THESE COMPONENTS AND OTHER COMPONENTS IS DISRUPTED

We currently purchase several key components, including commercial digital signal processors, RISC processors, field programmable gate arrays, SONET transceivers and erbium doped fiber amplifiers, from single or limited sources. We purchase each of these components on a purchase order basis and have no long-term contracts for these components. Although we believe that there are alternative sources for each of these components, in the event of a disruption in supply, we may not be able to develop an alternate source in a timely manner or at favorable prices. Such a failure could hurt our ability to deliver our products to our customers and negatively affect our operating margins. In addition, our reliance on our suppliers exposes us to potential supplier production difficulties or quality variations. Any such disruption in supply would seriously impact present and future sales and revenue. In particular, component yield limitations continue to negatively impact the production manufacturing for the SN 16000 and our revenues from this product. Further, the optical component industry is expanding rapidly and manufacturers of optical components face unpredictable and growing demand for components. There is an industry-wide shortage of some optical components which may result in increased pricing of such components, extended waiting periods after the placement of orders for such components and allocations by suppliers limiting the supply of such components to a given customer in a specific time period. Because optical components are integrated into our products, this shortage could negatively impact our sales and operating results.

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

We intend to continue to invest in product and technology development. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction, volume production or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensures that adequate supplies of new products can be delivered to meet anticipated customer demand. Our inability to effectively manage this transition would cause us to lose current and prospective customers.

OUR MARKET IS HIGHLY COMPETITIVE, AND OUR FAILURE TO COMPETE SUCCESSFULLY WOULD LIMIT OUR ABILITY TO INCREASE OUR MARKET SHARE

Competition in the public network infrastructure market is intense. This market has historically been dominated by large companies, such as Lucent Technologies, Nortel Networks, Cisco Systems and Ciena Corporation. In addition, a number of smaller companies have announced plans for new products to address the same network problems which our products address. Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial and other resources, including vendor-sponsored financing programs. Moreover, our competitors may foresee the course of market developments more accurately and could develop new technologies that compete with our products or even render our products obsolete. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition.

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

We are expanding our customer service and support organization and will need to increase our staff and third party subcontractor relationships to support new customers, including new international opportunities, and a growing volume of turnkey sales. The installation and support of our products requires highly trained customer service and support personnel. Hiring customer service and support personnel is very competitive in our industry because there are a limited number of people available with the necessary technical skills and understanding of our market. Once we hire them, they may require extensive training in our intelligent optical networking products. If we are unable to expand our customer service and support organization and train our personnel rapidly or outsource these functions to competent trained subcontractors, our continued growth and relationships with customers may be adversely affected and we may not be able to increase sales of our products.

WE DEPEND UPON CONTRACT MANUFACTURERS AND ANY DISRUPTION IN THESE RELATIONSHIPS MAY CAUSE US TO FAIL TO MEET THE DEMANDS OF OUR CUSTOMERS AND DAMAGE OUR CUSTOMER RELATIONSHIPS

We have limited internal manufacturing capabilities. We rely on a small number of contract manufacturers to manufacture our products in accordance with our specifications and to fill orders on a timely basis. We have supply contracts with Celestica Corporation and Jabil Circuit, Inc., which provide comprehensive manufacturing services, including assembly, test, control and shipment to our customers, and procure material on our behalf. We may not be able to effectively manage our relationship with such contract manufacturers, and such contract manufacturers may not meet our future requirements for timely delivery. Each of our contract manufacturers also builds products for other companies, and we cannot assure you that they will always have sufficient quantities of inventory available to fill orders placed by our customers or that they will allocate their internal resources to fill these orders on a timely basis. We also purchase products from certain other manufacturers, primarily on a purchase order basis. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming and could result in a significant interruption in the supply of our products. If we are required or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

SALES TO EMERGING SERVICE PROVIDERS MAY INCREASE THE UNPREDICTABILITY OF OUR RESULTS

As a result of current economic and market conditions, decreased funding is available for large capital expenditures by service providers. This decrease in available funding significantly affects spending by our customers that are emerging service providers. In addition, the timing and volume of purchases by emerging service providers can be unpredictable due to other factors, including their need to build a customer base and capacity while working within their budgetary constraints. As a result of economic and other conditions, emerging service providers, which had been the early adopters of our technology, are no longer able to continue to fund aggressive deployments. Our ability to recognize revenue from emerging service providers will depend on the relative financial strength of the particular customer. We may be required to write off or decrease the value of our accounts receivable from a customer whose financial condition materially deteriorates. Decreases in purchasing volume of emerging service providers or changes in the financial condition of emerging service provider customers could have a material adverse effect on our results of operations.

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

IF OUR PRODUCTS DO NOT INTEROPERATE WITH OUR CUSTOMERS' NETWORKS, INSTALLATIONS WILL BE DELAYED OR CANCELLED AND WE COULD HAVE SUBSTANTIAL PRODUCT RETURNS, WHICH COULD SERIOUSLY HARM OUR BUSINESS

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

OUR FAILURE TO CONTINUALLY IMPROVE OUR INTERNAL CONTROLS AND SYSTEMS, AND HIRE NEEDED PERSONNEL COULD IMPAIR OUR FUTURE GROWTH

We have expanded our operations rapidly since our inception. We continue to increase the scope of our operations and have grown our headcount substantially both domestically and internationally. For example, at April 29, 2000, we had a total of 513 employees and at April 28, 2001, we had a total of 986 employees. Our growth has placed a significant strain on our management systems and resources. Our ability to successfully offer our products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial, managerial and manufacturing controls and reporting systems, and will need to continue to expand, train and manage our work force worldwide. We may not be able to implement adequate control systems in an efficient and timely manner. Competition for highly skilled personnel is intense, especially in the New England area. Any failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could impair our growth.

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

     * incur amortization expenses related to goodwill and other intangible assets; or

     * incur large and immediate write-offs.

Our ability to achieve the benefits of any acquisition, including our acquisition and integration of Sirocco which we completed on September 7, 2000, will also involve numerous risks, including:

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

THERE MAY BE SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK THAT COULD CAUSE OUR STOCK PRICE TO FALL

As of April 28, 2001 options to purchase a total of 38,483,750 shares of our common stock were outstanding. These options are subject to vesting schedules. A number of the shares underlying these options are freely tradable. In addition, certain of our current stockholders hold a substantial number of shares which are subject to restrictions limiting their ability to sell such shares. These stockholders may be able to sell such shares in the public market in the near future. Sales of a substantial number of shares of our common stock could cause our stock price to fall. In addition, sales of shares by our stockholders could impair our ability to raise capital through the sale of additional stock.

INSIDERS OWN A SUBSTANTIAL NUMBER OF SYCAMORE SHARES AND COULD LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS, INCLUDING CHANGES OF CONTROL

As of April 28, 2001, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 43.18% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

INTEREST RATE SENSITIVITY

We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including; commercial paper, certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at April 28, 2001 the fair value of the portfolio would decline by approximately $3.5 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

EXCHANGE RATE SENSITIVITY

We operate primarily in the United States, and the majority of our sales to date have been made in US dollars. However, our business has become increasingly global and we expect this trend to continue. As a result, we make sales in non-dollar currencies and have exposure to foreign currency rate fluctuations. Fluctuations in foreign currencies may have an impact on our financial results. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we become involved in various lawsuits and claims. While the outcome of these matters is not currently determinable, we believe that the outcome will not have a material adverse affect on our results of operations or our financial position.

Item 2. Changes in Securities and Use of Proceeds

(a)  None.

(b)  None.

(c) On March 20, 2001, the Company issued a warrant to purchase 150,000 shares of common stock at an exercise price of $11.69 to a consulting firm in exchange for services. No underwriters were involved in such issuance. Such issuance was made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof or the rules and regulations thereunder relating to sales by an issuer not involving any public offering. Such securities are deemed restricted securities for purposes of the Securities Act.

(d)  None.



Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information


None.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:


(a) List of Exhibits


    Number     Exhibit Description
-------------  -----------------------------------------------------------------

     **3.1     Amended and Restated Certificate of Incorporation
     **3.2     Certificate of Amendment to the Amended and Restated Certificate
               of Incorporation
    ***3.3     Certificate of Amendment to the Amended and Restated Certificate
               of Incorporation
     **3.4     Amended and Restated By-Laws
      *4.1     Specimen common stock certificate
     **4.2     See Exhibits 3.1, 3.2 and 3.3, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock
      10.7     1999 Stock Incentive Plan, as Amended
    +10.19     Manufacturing Services Agreement between Sycamore Networks, Inc and Jabil Circuit, Inc.

* Incorporated by reference to Sycamore Networks Inc.'s Registration Statement on Form S-1 (Registration Statement No. 333-84635).

**   Incorporated by reference to Sycamore Networks Inc.'s Registration
Statement on Form S-1 (Registration Statement File No. 333-30630).

*** Incorporated by reference to Sycamore Networks Inc.'s Quarterly report on Form 10Q for the Quarterly Period ended January 27, 2001 filed with the Commission on March 13, 2001.

+    Confidential treatment has been requested for certain portions of this
Exhibit pursuant to Rule 24b-2, as amended, promulgated under the of the Securities and Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

 (b) Reports on Form 8-K: The Company filed the following during the period:

(1) A Current Report on Form 8-K filed on April 6, 2001 relating to a press release issued by the Company providing revised guidance as to its revenue and earnings for the third fiscal quarter ending April 28, 2001; and

(2) A Current Report on Form 8-K filed on May 17, 2001 containing financial information including the consolidated balance sheets, related consolidated statements of operations, and statements of stockholders' equity (deficit) and cash flows for the fiscal years ended July 31, 2000, July 31,1999, and July 31, 1998 pertaining to the retroactive effect of the September 7, 2000 business combination of Sycamore Networks, Inc. and Sirocco Systems, Inc., which was accounted for as a pooling of interests.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sycamore Networks, Inc.



/s/ Frances M. Jewels
---------------------
Frances M. Jewels
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: June 12, 2001

EXHIBIT INDEX


    Number     Exhibit Description
-------------  -----------------------------------------------------------------
     **3.1     Amended and Restated Certificate of Incorporation
     **3.2     Certificate of Amendment to the Amended and Restated Certificate
               of Incorporation
    ***3.3     Certificate of Amendment to the Amended and Restated Certificate
               of Incorporation
     **3.4     Amended and Restated By-Laws
      *4.1     Specimen common stock certificate
     **4.2     See Exhibits 3.1, 3.2 and 3.3, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock
      10.7     1999 Stock Incentive Plan, as Amended
    +10.19     Manufacturing Services Agreement between Sycamore Networks, Inc and Jabil Circuit, Inc.


* Incorporated by reference to Sycamore Networks Inc.'s Registration Statement on Form S-1 (Registration Statement No. 333-84635).

**   Incorporated by reference to Sycamore Networks Inc.'s Registration
Statement on Form S-1 (Registration Statement File No. 333-30630).

*** Incorporated by reference to Sycamore Networks Inc.'s Quarterly report on Form 10Q for the Quarterly Period ended January 27, 2001 filed with the Commission on March 13, 2001.

+    Confidential treatment has been requested for certain portions of this
Exhibit pursuant to Rule 24b-2, as amended, promulgated under the of the Securities and Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.