Form 10-K405
period 2001-07-31
SYCAMORE NETWORKS INC
filed 2001-09-18
CIK 1092367

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

(Mark One)

                                      [X]
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 31, 2001

                                      OR

                                      [_]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from         to

                       Commission File Number: 000-27273

                               -----------------

                            SYCAMORE NETWORKS, INC.
            (Exact name of registrant as specified in its charter)

                               -----------------

                Delaware                              04-3410558
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification No.)

                               150 Apollo Drive
                        Chelmsford, Massachusetts 01824
                    (Address of principal executive office)

      Registrant's telephone number, including area code: (978) 250-2900

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK $0.001 PAR VALUE
                               (Title of class)

                               -----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of September 10, 2001 there were 273,680,683 shares outstanding of the registrant's common stock, $0.001 par value. As of that date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $784,495,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   PART III--Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 13, 2001 are incorporated by reference into Part III (Items 10, 11, 12 and 13) to this Form 10-K.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                    FACTORS THAT MAY AFFECT FUTURE RESULTS

   Our prospects are subject to uncertainties and risks. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. Our future results may differ materially from our historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that May Affect Future Operating Results." Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission.

                                    PART I

ITEM 1. BUSINESS

Overview

   We are a leading provider of intelligent optical networking products that enable telecommunications service providers to quickly and cost-effectively transform the capacity created by their fiber optic networks into usable bandwidth for the deployment of new high-speed data services. Our current and prospective customer base includes emerging carriers, incumbent local exchange carriers (also known as Regional Bell Operating Companies or RBOCs), Competitive Local Exchange Carriers (CLECs), Interexchange Carriers (IXCs), international incumbent operators (also known as Postal Telephone and Telegraph operators or PTTs), international competitive carriers, Internet Service Providers (ISPs) and non-traditional telecommunications service providers.

   Although in recent months there has been a sharp decrease in capital spending by our current and prospective customers, we believe that our industry continues to present exceptional long-term growth opportunities. We believe that the legacy technologies used to build the existing voice-centric public network do not provide a scalable, cost-effective platform to support the demands of the high-speed data applications that are now driving network growth. As data traffic on the public network continues to grow, we believe that service providers will require new solutions to relieve network congestion, improve service profitability and to create new services to support new data applications. Our intelligent optical networking products are designed to enable telecommunications service providers to easily scale their existing networks, reduce capital and operational costs to achieve greater service profitability, accelerate the time it takes to provision high-speed services and to introduce new high-speed data services. Our products are designed to protect service providers' existing investment in fiber optic and transmission equipment and provide a migration path to a new data-optimized network infrastructure. Our acquisition of Sirocco Systems, Inc. in September 2000 expanded our product portfolio to include intelligent optical networking products designed for the metropolitan or edge segment of the network. As a result, Sycamore is able to provide our customers with a solution set that addresses applications from the core to the edge of the optical network.

   We commenced operations in February 1998 and shipped our first product in May 1999. Our revenue has increased from $11.3 million in fiscal 1999 to $198.1 million in fiscal 2000 and $374.7 million in fiscal 2001. However, during the last half of fiscal 2001, our revenue declined significantly compared to the first half of fiscal 2001 due to a rapid and significant decrease in capital spending by telecommunications service providers. In response to these conditions, we implemented a business restructuring program which included a reduction in workforce, facilities consolidations and the discontinuation of certain product offerings.

Industry Background

  Increase in Data Traffic on the Public Network

   Over the past decade, the volume of high-speed data traffic across the public network has grown significantly, reflecting an increasing amount of bandwidth intensive applications, including use of the network for Internet access, electronic mail communications, electronic commerce, remote access by telecommuters and other network data transmission services. To meet the demand for high-speed data services created by these new network applications, telecommunications service providers have invested significantly to upgrade the voice-centric public network infrastructure to more easily facilitate the transmission of data traffic. This has presented numerous challenges since data traffic has very different characteristics than voice traffic. Individual voice calls consume very little bandwidth for short periods of time and most often terminate within a local city environment. Provisioning services within these voice-centric networks can be time consuming and expensive, and the connections were often designed to be maintained for many years. Data traffic is far less predictable in terms of the amount of bandwidth required for each connection, the time that each connection is to be maintained and the distance that traffic is required to travel from origin to destination. Combined, these characteristics have resulted in greater demands for bandwidth and data-oriented services across the entire public network.

  Existing Public Network Transmission Infrastructure

   Historically, to build the infrastructure of their networks, telecommunications service providers laid fiber optic cable and installed transmission equipment to "light" the fiber to create capacity. This capacity was then transformed into usable bandwidth and delivered to customers in the form of voice or data services, typically over a period of several months. Traditional investments in transmission equipment have been spread across dense wave division multiplexing equipment, known as DWDM, and SONET/SDH equipment. DWDM equipment expands the transmission capacity of a specific fiber by dividing a single strand of fiber into multiple light-paths, or wavelengths. SONET/SDH transmission equipment is used to convert data or voice traffic from an electrical signal to an optical signal for transport over wavelengths of light on a fiber.

   In a traditional public network transmission infrastructure, the ability to manage data resides in the SONET/SDH equipment. The optical fiber itself is only a physical transmission medium with no imbedded intelligence. As a result, moving data through the network involves the following complex processes that add cost and make scaling difficult:

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

  Limitations of the Existing Public Network Transmission Infrastructure

   As previously noted, this SONET/SDH-based network architecture was originally designed to transport voice traffic rather than the data traffic that is now fueling network growth. Typically deployed in a ring-based architecture, the SONET/SDH equipment allocates half of the bandwidth available on the fiber for back-up in case of a network failure, which limits a telecommunications service provider's ability to fully utilize all of their optical resources. Once bandwidth on the SONET/SDH ring is fully allocated, it is a time-consuming, complex and costly process to upgrade the ring to support the delivery of additional bandwidth and services. To support the bandwidth requirements, connection duration and demand characteristics of data traffic, networks must be capable of quickly delivering and redeploying large amounts of bandwidth cost-effectively, when and where it is needed and for just as long as it is needed.

   A traditional SONET/SDH network architecture, however, is not sufficiently flexible to meet these requirements. Generally, the process of expanding the capacity of a SONET/SDH network to supply more bandwidth for service delivery is time-consuming, complex and costly, requiring trained technicians to visit each network transit point and significant up-front capital investment by the telecommunications service provider. In addition, once bandwidth is made available it cannot be easily redeployed as customer demands change.

   In today's competitive environment, long lead times for service delivery and large scale upfront investment in capital equipment can negatively impact a service providers ability to respond to customer demands for competitively priced flexible services. To remain successful in a competitive market environment, service providers need to move toward a "just-in-time" investment and service delivery model allowing them to introduce and expand services when and where needed in response to demand. The migration to a "just-in-time" model requires a public network architecture that is scalable, flexible and cost-effective and that is capable of supporting the anticipated growth in high-speed data communications services.

The Sycamore Solution

   We develop and market software-based intelligent optical networking products that enable service providers to quickly and cost-effectively create and deliver bandwidth in the form of high-speed data services. Our products are designed to move data directly onto the fiber without a requirement for intermediary SONET/SDH equipment. Once on the optical network, data moves through the network without the need to convert the optical signals to electrical signals at each network transit point. We believe that adding intelligence to the optical network enhances the functionality of the network and preserves the management and restoration benefits of SONET/SDH, while providing the capacity benefits of DWDM. Our products provide the tools to enable service providers to provision, utilize and maintain their existing network architecture and optimize the performance of these networks, while providing a migration path to the next generation intelligent optical network.

  Key benefits of our solution include the following:

   Improves Network Flexibility and Scalability. Our software-based optical products are designed to allow telecommunications service providers to improve the flexibility and scalability of their networks without the long lead times and large, upfront capital investment presently required for a network build-out. The software-based capabilities of our products allow service providers to efficiently and effectively change and upgrade their network infrastructure and services. This improved flexibility and scalability enables service providers to more easily expand their network infrastructure, support new high-speed data applications and introduce value-added services for the benefit of their customers.

   Enables Rapid Service Delivery. The competitive marketplace facing service providers and the pace of technological change require that the public network infrastructure be adaptable to accommodate rapid changes in the demand for service. Our products are designed to shorten the time it takes for service providers to increase bandwidth and provide services, thereby enabling our customers to introduce network services on a rapid basis in response to their customers' demand. We believe that this flexibility is cost-effective for service providers because it enables them to increase capacity based on current, rather than forecasted, market demand for their services.

   Facilitates Introduction of New Data Services and Creation of New Revenue Opportunities for Service Providers. Because our products are software-centric and based on open industry standards, we are able to rapidly introduce new features into our products, which can in turn be used by service providers to create new features for the service products they offer their customers. We believe that these added features provide revenue opportunities for our customers and enables them to differentiate their network services from those of their competitors. We have designed a comprehensive network management solution which enables service providers to monitor the performance of their network, isolate and manage network faults, and otherwise manage their network on a real-time basis. With our network management system, service providers are able to offer value-added services such as customer network management to their customers.

   Protects Existing Investments. Our products are designed to enable our customers to increase the functionality and improve the performance of their networks without sacrificing their infrastructure investments in SONET/SDH equipment. Our products are designed to facilitate a gradual migration from existing electro-optical SONET/SDH networks to more data optimized networks. Service providers can introduce our products into an existing optical network environment, when and where needed, without replacing the current architecture. For example, over a common fiber infrastructure, a service provider's existing SONET/SDH network could be used to continue to support low speed voice and data services, while new higher speed data services could be supported by our intelligent optical network products. Furthermore, the common software architecture, which serves as the basis for our future products, is intended to ensure the continued interoperability and manageability of our products as our product line evolves.

   Provides capital and operational cost savings to deliver improved service profitability. By using the latest in hard-optics technology in combination with sophisticated soft-optics software intelligence, our products are designed to minimize both the upfront capital costs and ongoing operational costs associated with an infrastructure build. Electrical-optical-electrical conversions are the most costly function performed in the optical network; therefore, any elimination of these conversions has a direct impact on the cost of the network deployment. Sycamore's products are designed to eliminate electrical-to-optical conversions wherever possible by optimizing optical performance across the entire network. Operational costs are positively impacted by the strength of our software which provides the ability to automate the provisioning and management of new services, improving time to revenue for our customers and eliminating the requirement for labor intensive manual installation and maintenance programs.

   Provides the Ability to Deploy an Integrated Optical Networking Solution From the Edge of the Public Network Through the Core. Our transport, switching and management product portfolio is designed to enable service providers to extend the scaling and service provisioning benefits of intelligent optical networking throughout the network with an integrated solution from the edge to the core. Our use of a common software architecture and management system across our entire product portfolio simplifies service creation, provisioning and management for service providers, thereby enabling them to improve their time to market for new services.

Strategy

   Our objective is to be the leading provider of intelligent optical networking products. Key elements of our strategy include the following:

   Offer End-to-End Optical Network Solutions To Customers. We offer a full range of intelligent optical networking products to our customers. Our switching and transport products, under the umbrella of our SILVX(TM) network management system, support an integrated deployment of intelligent optical networking technology from the edge to the core of the network. In addition to supporting the development of new networks, our products help service providers improve the utilization of fiber optic capacity that has already been deployed in the network. For example, our SN 16000 optical switch has been designed to facilitate the transition to a data-optimized network environment. A data-optimized meshed-based network provides greater flexibility than a SONET/SDH ring-based network by providing for more direct routes between network points, better utilization of bandwidth and enabling more efficient network restoration schemes in the event of a fiber or circuit failure. When the SN 16000 optical switch is combined with our optical edge switches, telecommunications service providers can deploy an integrated "all switched" infrastructure from the core to the edge of their network.

   Collaborate With Customers To Generate Demand For High Speed Data Services. We work collaboratively with our customers to help them identify and create new high-speed data services. Our professional services team provides assistance in such areas as network planning, design, implementation and service launch to facilitate the introduction of these services. By helping our customers to create new services, we help generate additional revenue opportunities for our customers and drive additional demand for our products.

   Utilize Software-Based Product Architecture. Our products utilize a standards-based software-centric architecture that permits improved flexibility and interoperability and expanded network management capabilities. The common architecture is designed to reduce the complexity of introducing new software revisions across the network. We believe that this architecture accelerates the release of new products and enables our customers to upgrade with minimal network impact and operator training. All Sycamore transport and switching products are linked by a common network management system, SILVX, while the switching products also rely on a common network operating system, Broadleaf(TM).

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

   Outsource Manufacturing. We outsource the manufacturing of our products to reduce our cost structure and to maintain our focus on the development of value-added software and the integration of hard-optics components into our products. We believe that most optical networking companies have manufactured their own products in order to implement specialized manufacturing techniques historically required for optical componentry. However, we believe that the quality and consistency of optical manufacturing techniques have advanced significantly and that, as a result, it is now possible to engage third party manufacturers to build our products without sacrificing quality or performance.

   Focus On Just-In-Time Implementation. Our product architecture strategy is to develop products that enable service providers to expand and upgrade their networks in response to demand on a "just-in-time" basis. Our software-based product architecture is designed to help us achieve this goal. Our software capabilities support a modular "plug and play" hardware architecture which is designed to allow new and enhanced modules to be easily and non-disruptively inserted into the network as optical component technology advances.

   Capitalize On Extensive Industry Experience. We have significant management, engineering and sales experience in the networking and optics industries, and long-standing relationships with key personnel in our target customer base. We believe that our experience and relationships are important in enabling us to develop products to meet our customers' needs and to penetrate our target market.

Products and Technology

  Product Architecture

   Our software-based intelligent optical networking products are designed to enable service providers to use their existing optical network infrastructure to deliver high-speed end-to-end services to meet the bandwidth intensive needs of data applications. Our products are designed to enable service providers to offer high-speed services over wavelengths directly from the optical network.

   Our product architecture is designed to provide the following benefits:

  . lowered network infrastructure cost by reducing network elements and delivering high capacity systems in more compact form factors;

  . network simplification by eliminating the need for a separate layer of SONET/SDH equipment for new services and providing an integrated end-to-end optical solution;

  . more rapid service delivery by enabling automated end-to-end provisioning of services;

  .  non-disruptive network upgrades through advanced software capabilities;

  . a practical migration path from a SONET/SDH architecture to data optimized network; and

  . new revenue opportunities for service providers through advanced features that support value-added service offerings.

   We believe that the acceptance and implementation of intelligent optical networking technology by service providers is being driven by high-speed data service demands and network scaling requirements. Our product strategy allows service providers to migrate from today's SONET/SDH network architecture to an intelligent optical network while preserving their investment in the existing network.

  Sycamore's intelligent optical networking products incorporate the following features:

   Intelligent Optical Networking Software. Our product line shares a common software foundation that is based on open industry standards. This software foundation allows us to minimize product development time by leveraging our software architecture across multiple product lines. Our software architecture is designed to provide service providers with tools to continue to evolve their network without requiring the replacement of existing infrastructure. In addition, the architecture is designed to enable service providers to rapidly absorb new optical technology and functionality into the network with minimal effort, training and incremental investment. Software-based features such as optical signaling and routing, topology discovery, system self-inventory and dynamic power balancing allow service providers to quickly respond to customer needs. Additionally, advances in optical components, such as new lasers, filters, and amplifiers, can be quickly integrated within this software-based environment.

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

   Network Management. Our network management products are designed to provide end-to-end management and control of the intelligent optical network. Network management functions include fault management, configuration management, accounting management, performance management and security management. Composed of SilvxManager(TM), a network management platform, and SilvxSource(TM), a system-resident management application, our network management products constitute a distributed solution designed to provide end-to-end management of the intelligent optical network. Our network management products are designed to manage Sycamore's intelligent optical networking products, provide for the management of third-party products and integrate with other operating support systems when introduced into an existing network environment.

Sycamore's Currently Available Intelligent Optical Networking Products

   SN 3000. The SN 3000 is an optical access switch that is being designed to perform aggregation, grooming and switching functions, primarily in the metro layer of optical networks. The SN 3000 is a highly redundant system designed for central office applications. Its compact design is intended to provide extremely high port density and efficient space utilization. Featuring an integrated optical subsystem for DWDM trunking and wavelength cross-connect, the SN 3000 platforms aggregate traffic from existing SONET/SDH rings or directly from subscribers and support a full complement of service interfaces.

   SN 8000. The SN 8000 is an intelligent optical transport product that provides high-speed services over fiber optic wavelengths for access, interoffice, regional and backbone networks. The SN 8000 provides a complete stand-alone optical networking solution and can be configured in point-to-point, linear or ring applications. The SN 8000 can be overlaid on top of existing SONET/SDH networks, allowing service providers to implement optical networking technology when and where needed, without replacing an installed infrastructure.

   SN 10000. The SN 10000 is an intelligent optical transport product that is used to provide high-speed services over fiber optic wavelengths in high capacity long distance and ultra long distance backbone networks.

The SN 10000 has been designed to provide a complete stand-alone networking solution and to be capable of being configured in point-to-point, linear, ring or mesh applications.

   SN 16000. The SN 16000 is an intelligent optical switch for end-to-end wavelength switching and routing at the core of the optical network, which is necessary for the creation of a meshed topology network. The SN 16000 supports incremental network growth through a modular architecture and has been designed to coexist with all of our product offerings, as well as other third-party optical networking products.

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

Customers

   Our target customer base includes incumbent local exchange carriers (also known as Regional Bell Operating Companies), Competitive Local Exchange Carriers, Interexchange Carriers, PTTs (international incumbent operators), international competitive carriers, Internet Service Providers and non-traditional telecommunications service providers. During the years ended July 31, 2001, 2000 and 1999, shipments of products to one customer, Williams Communications Group, Inc., accounted for 47%, 92% and 100% of our revenue, respectively. During the year ended July 31, 2001, shipments to another customer, 360networks inc., accounted for 11% of our revenue.

   Historically, a large percentage of our revenue has been derived from emerging service providers, including Williams Communications and 360networks. Beginning in the third quarter of fiscal 2001, unfavorable economic conditions caused a rapid and significant decrease in capital spending by telecommunications service providers. As a result, emerging service providers, which had been the early adopters of our technology, were no longer able to continue to fund aggressive deployments of equipment within their networks due to their inability to access the capital markets. A key element of our strategy is to increase our sales to incumbent service providers, which typically have longer sales evaluation cycles than those of emerging service providers. However, incumbent service providers have also recently slowed their capital expenditures significantly and this trend is resulting in longer than anticipated sales evaluation cycles.

Sales and Marketing

   We sell our products through a combination of a direct sales force and distribution partners in certain international markets. As of July 31, 2001, our sales and marketing organization consisted of 211 employees, located at our headquarters in Chelmsford, Massachusetts, eight domestic and eleven international sales and support office locations. International revenue was 35% of total revenue during the year ended July 31, 2001, compared to an insignificant amount for the years ended July 31, 2000 and 1999.

   Our marketing objectives include building market awareness and acceptance of Sycamore and our products as well as generating qualified customer leads. We send out direct mail and attend trade shows, and provide information about our company and our products on our Web site. We also conduct public relations activities, including interviews and demonstrations for industry analysts.

   Our professional services team works collaboratively with our customers and prospective customers to help them identify and create new high speed data services that they can offer to their customers. We believe that this assistance is an integral aspect of our sales and marketing efforts which can create additional demand for our products.

Research and Development

   Our future success depends on our ability to increase the performance of our products, to develop and introduce new products and product enhancements and to effectively respond to our customers' changing needs. Our research and development team is primarily responsible for, and is currently working on, these objectives. We believe that we can continue to enhance our technologies to improve the scalability, performance and reliability of our intelligent optical networking products. We have made, and will continue to make, a substantial investment in research and development. Research and development expenses were $159.6 million, $71.9 million and $18.0 million, respectively, for the years ended July 31, 2001, 2000, and 1999.

   To help meet the challenge of rapidly increasing network traffic demands, we plan to continue to develop and enhance our intelligent optical networking products. We also plan to enhance our network management software to enable our customers to deliver new or enhanced services using our intelligent optical networking products. We have assembled a team of skilled hardware, software and optical engineers with extensive experience. As of July 31, 2001, we had 471 employees involved in research and development.

Competition

   The market for intelligent optical networking products is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future both domestically and internationally, in response to pressures on capital spending by telecommunications providers and as we move into new markets and expand our presence globally. Our primary sources of competition include vendors of network infrastructure equipment and optical network equipment, such as Nortel Networks, Lucent Technologies, Alcatel and Ciena Corporation, as well as other private and public companies that have focused on our target market. Many of our competitors have significantly greater financial resources than us and are able to devote greater resources to the development, promotion, sale and support of their products. In addition, many of our competitors have more extensive customer bases and broader customer relationships than us, including relationships with our potential customers.

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

   In addition, we believe that a knowledge of the infrastructure requirements applicable to service providers and experience in working with service providers to develop new services for their customers are important competitive factors in our market.

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

Manufacturing

   We have limited internal manufacturing capabilities. We have contracts with Celestica Corporation and Jabil Circuit, Inc., which provide comprehensive manufacturing services, including assembly, test, control and shipment to our customers, and procurement of materials on our behalf. These contracts have indefinite terms and are cancelable by either party with advance notice. Under these agreements, our contract manufacturers are committed to supply products and services that we order pursuant to conforming purchase orders. We believe that the outsourcing of our manufacturing enables us to conserve the working capital that would be required to purchase inventory, allows us to better adjust manufacturing volumes to meet changes in demand, and enables us to deliver products more quickly. At present, we purchase products from our other manufacturers on a purchase order basis.

   Our optical networking products utilize hundreds of individual parts, many of which are customized for our products. Component suppliers in the specialized, high technology end of the optical communications industry are generally not as plentiful or, in some cases, as reliable, as component suppliers in more mature industries. We work closely with our strategic component suppliers to pursue new component technologies that could either reduce cost or enhance the performance of our products.

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

Employees

   As of July 31, 2001, we had a total of 944 employees of which:

  .  471 were in research and development,

  .  211 were in sales and marketing,

  .  90 were in customer service and support,

  .  79 were in manufacturing, and

  .  93 were in finance and administration.

   Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense, particularly in the New England area where we are headquartered. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

   The Company currently leases five facilities in Chelmsford, Massachusetts, containing approximately 423,000 square feet in the aggregate. In Wallingford, Connecticut, the Company leases two facilities containing a total of approximately 43,000 square feet. These facilities consist of offices and engineering laboratories used for administration, sales and customer support, research and development, and ancillary light manufacturing, storage and shipping activities. These facilities are presently adequate for the Company's needs, and the Company does not expect to require additional space during fiscal 2002. The Company owns a parcel of undeveloped land, containing approximately 106 acres, in Tyngsborough, Massachusetts. This land was acquired for the purpose of developing a campus that would serve as the Company's corporate headquarters, if the Company should require additional facilities over the next several years. The Company maintains smaller offices to provide sales and customer support at eight other domestic locations and eleven international locations.

ITEM 3. LEGAL PROCEEDINGS

   Beginning on July 2, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors and the underwriters for the Company's initial public offering on October 21, 1999. Some of the complaints also include the underwriters for the Company's follow-on offering on March 14, 2000. The complaints were filed on behalf of persons who purchased the Company's common stock during specified periods, all beginning on October 21 or October 22, 1999 and ending on various dates, the latest of which is August 10, 2001. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the assertion that the Company's lead underwriters, the Company and the other named defendants made material false and misleading statements in the Company's prospectus incorporated in its registration statements on Form S-1 filed with the SEC in October 1999 and March 2000 because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the Company's public offerings and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. The complaints allege claims against the Company, several of the Company's officers and directors and the underwriters under Sections 11 and 15 of the Securities Act. The complaints also allege claims solely against the underwriter defendants under Section 12(a)(2) of the Securities Act and some of the complaints allege claims against the individual defendants under Section 10(b) of the Exchange Act. The complaints are currently in the process of being consolidated into a single action. The actions seeks damages in an unspecified amount. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously. The Company is aware that at least 170 companies have been named in nearly identical lawsuits that have been filed by some of the same law firms. The Company is not currently able to estimate the possibility of loss or range of loss, if any, relating to these claims.

   The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the results of our operations or our financial position.

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


                                           High    Low
                                          ------- ------
Fiscal year 2001:
   Fourth Quarter ended July 31, 2001.... $ 12.18 $ 5.84
   Third Quarter ended April 28, 2001....   37.75   7.25
   Second Quarter ended January 27, 2001.   70.00  29.13
   First Quarter ended October 28, 2000..  167.19  64.25


                                           High    Low
                                          ------- ------
Fiscal year 2000:
   Fourth Quarter ended July 31, 2000.... $150.06 $62.63
   Third Quarter ended April 29, 2000....  189.94  51.00
   Second Quarter ended January 29, 2000.  105.38  73.13
   First Quarter ended October 30, 1999..   71.67  12.67


   As of July 31, 2001, there were approximately 1,879 stockholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included in Part II of this report on Form 10-K. The statement of operations data for the years ended July 31, 2001, 2000 and 1999, and the balance sheet data as of July 31, 2001 and 2000 are derived from our audited financial statements which are included elsewhere in this report. The statement of operations data for the period from inception (February 17, 1998) through July 31, 1998 and the balance sheet data as of July 31, 1999 are derived from the audited financial statements included in our report on Form 8-K filed on May 18, 2001, which gives retroactive effect to our September 7, 2000 acquisition of Sirocco Systems, Inc. ("Sirocco"), which was accounted for as a pooling of interests. The balance sheet data as of July 31, 1998 was derived from the audited financial statements included on our registration statement on Form S-1, as amended, filed on February 17, 2000. The selected financial data for all periods presented has been restated to include the results of operations and financial position of Sirocco. The historical results are not necessarily indicative of results to be expected for any future period.

                                                                                             Period from
                                                                                              Inception
                                                                                            (February 17,
                                                                 Year Ended July 31,            1998)
                                                          --------------------------------     through
                                                             2001        2000       1999    July 31, 1998
                                                          ----------  ----------  --------  -------------
                                                               (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue.................................................. $  374,746  $  198,137  $ 11,330     $    --
Cost of revenue (exclusive of non-cash stock compensation
  expense of $3,132, $1,433, $101 and $0)................    314,664     104,986     8,486          --
                                                          ----------  ----------  --------     -------
   Gross profit..........................................     60,082      93,151     2,844          --
Operating expenses:
   Research and development..............................    159,607      71,903    17,979         714
   Sales and marketing...................................     83,478      30,650     4,064          92
   General and administrative............................     16,820       9,824     3,056         247
   Amortization of stock compensation....................     65,224      21,067     3,648           5
   Acquisition costs.....................................      4,948          --        --          --
   Restructuring costs and related asset impairments.....     81,926          --        --          --
                                                          ----------  ----------  --------     -------
       Total operating expenses..........................    412,003     133,444    28,747       1,058
                                                          ----------  ----------  --------     -------
Loss from operations.....................................   (351,921)    (40,293)  (25,903)     (1,058)
Interest and other income, net...........................     85,299      41,706       850         108
                                                          ----------  ----------  --------     -------
Income (loss) before income taxes........................   (266,622)      1,413   (25,053)       (950)
Income tax expense.......................................     13,132         745        --          --
                                                          ----------  ----------  --------     -------
Net income (loss)........................................ $ (279,754) $      668  $(25,053)    $  (950)
                                                          ==========  ==========  ========     =======
Basic net income (loss) per share........................ $    (1.18) $     0.00  $  (1.32)    $ (0.17)
Diluted net income (loss) per share...................... $    (1.18) $     0.00  $  (1.32)    $ (0.17)
   Shares used in per-share calculation--basic...........    237,753     166,075    18,919       5,677
   Shares used in per-share calculation--diluted.........    237,753     233,909    18,919       5,677

                                                                          As of July 31,
                                                          ----------------------------------------------
                                                             2001        2000       1999        1998
                                                          ----------  ----------  --------  -------------
                                                                          (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities......... $1,248,549  $1,517,103  $ 47,889     $ 4,599
Working capital..........................................    783,665   1,147,131    59,292       4,549
Total assets.............................................  1,551,321   1,697,915    79,038       5,522
Long term debt, less current portion.....................         --       1,157     4,489          --
Redeemable convertible preferred stock...................         --          --    55,771       5,621
Total stockholders' equity (deficit)..................... $1,387,860  $1,591,118  $  6,691     $  (349)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and the related notes thereto included elsewhere herein. Except for the historical information contained herein, we wish to caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including but not limited to the rate of product purchases by current and prospective customers; general economic conditions including stock market volatility, uncertainty resulting from recent terrorist acts, and conditions specific to the telecommunications, Internet and related industries; the commercial success of our line of intelligent optical networking products; our reliance on a limited number of customers; new product introductions and enhancements by us and our competitors; the length and variability of the sales cycles for our products; competition; manufacturing and sourcing risks; variations in our quarterly results; and the other factors discussed in this Form 10-K and other reports filed by us from time to time with the Securities and Exchange Commission. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Forward looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would" or similar words.

Overview

   We develop and market products that transport voice and data traffic over wavelengths of light. Our products enable service providers to quickly and cost effectively provide bandwidth and create new high-speed data services. From our inception in February 1998 through May 1999, our operating activities consisted primarily of research and development, product design, development and testing. During this period, we also staffed and trained our administrative, marketing and sales personnel and began sales and marketing activities. We began shipping our first product in May 1999, and recorded our first revenue during the quarter ended July 31, 1999.

   Through the second quarter of fiscal year 2001, our revenue increased each quarter sequentially compared to the previous quarter. However, our revenue declined significantly beginning in the third quarter of fiscal 2001 due to unfavorable economic conditions caused by a rapid and significant decrease in capital spending by telecommunications service providers. As a result, emerging service providers, which had been the early adopters of our technology, were no longer able to continue to fund aggressive deployments of equipment within their networks due to their inability to access the capital markets. This trend was compounded by decisions by incumbent service providers to slow their capital expenditures significantly. In response to these unfavorable economic conditions, we implemented a restructuring program designed to decrease our business expenses in order to align resources with long-term growth opportunities. In the third quarter of fiscal 2001, we recorded a charge of $165.9 million, which consisted of an inventory writedown of $84.0 million and a charge for restructuring and related asset impairments of $81.9 million. The business restructuring activities included a reduction in workforce, facilities consolidations and the discontinuation of certain product offerings.

   Our revenue has been impacted by recent trends in capital spending by our customers and there can be no certainty as to the severity or duration of the current economic downturn and its impact on our future revenue. We currently anticipate that the cost of revenue and the resulting gross margin will continue to be adversely affected by several factors, including reduced demand for our products, effect of new product introductions including volumes and manufacturing efficiencies, component limitations, the mix of products sold, competitive pricing, and possible increases in inventory levels which could increase our exposure to excess and obsolete inventory charges. During the last half of fiscal 2001, we incurred substantial operating losses totaling $298.3 million. We expect to incur operating losses until the overall economic environment and the demand for our products improves. At this time, we have limited visibility into future revenues and cannot predict, when or if, the economic environment and the demand for our products will improve.

Results of Operations

  Fiscal Years ended July 31, 2001 and 2000

Revenue

   Revenue increased $176.6 million to $374.7 million for fiscal 2001 compared to $198.1 million for fiscal 2000. The overall increase in revenue was primarily due to increased sales of our SN 8000 product and the broadening of our product offerings to include the SN 3000, SN 10000 and SN 16000. One customer accounted for 47% and 92% of our revenue for fiscal 2001 and 2000, respectively, and another customer accounted for 11% of our revenue in fiscal 2001. No other customer accounted for more than 10% of our revenue in fiscal 2001 and 2000. Revenue increased significantly in the first two quarters of fiscal 2001 compared to the same period in fiscal 2000, but beginning in the third quarter of fiscal 2001, declined significantly compared to the first two quarters of fiscal 2001, primarily due to a reduction in capital spending by our customers, and to a lesser extent, component issues related to our SN 16000 product. International revenue was 35% of total revenue in fiscal 2001, compared to an insignificant amount in fiscal 2000. There can be no certainty as to the severity or duration of the current economic downturn and its impact on our future revenue.

Cost of Revenue

   Cost of revenue increased $209.7 million to $314.7 million for fiscal 2001 compared to $105.0 million for fiscal 2000. Cost of revenue represented 84% of total revenue in fiscal 2001, as compared to 53% of total revenue for fiscal 2000. The increase in cost of revenue was primarily related to the increase in revenue, the impact of an $84.0 million inventory write-down associated with the consolidation and elimination of certain product offerings, headcount increases in our manufacturing overhead and customer service organizations, additional warranty expenses and other period costs. During the first two quarters of fiscal 2001, cost of revenue remained constant as a percentage of revenue at 53% compared to the same period in fiscal 2000. Because of the sharp decrease in revenue which occurred during the last two quarters of fiscal 2001, cost of revenue exceeded total revenue for the last half of fiscal year 2001.

Research and Development Expenses

   Research and development expenses increased $87.7 million to $159.6 million for fiscal 2001 compared to $71.9 million for fiscal 2000. The increase was attributable to costs associated with increased personnel and related expenses, increased depreciation expense due to increased investments in lab and testing equipment, and increases in engineering costs and prototype expenses for the design and development of new products, as well as enhancements to existing products.

Sales and Marketing Expenses

   Sales and marketing expenses increased $52.8 million to $83.5 million for fiscal 2001 compared to $30.7 million for fiscal 2000. The increase was attributable to increased personnel and related expenses, higher sales-based commissions, the expansion of sales offices and higher marketing program costs, including trade shows and new product launch activities. In addition, during fiscal 2001 we recorded a provision for doubtful accounts of $5.5 million, of which $4.4 million related to a specific accounts receivable balance for a customer that filed for bankruptcy protection during the fourth quarter of fiscal 2001. There was no provision for doubtful accounts in fiscal 2000.

General and Administrative Expenses

   General and administrative expenses increased $7.0 million to $16.8 million for fiscal 2001 compared to $9.8 million for fiscal 2000. The increase in expenses reflects the hiring of additional general and administrative personnel and expenses necessary to support increased levels of business activities.

Amortization of Stock Compensation

   Amortization of stock compensation expense was $65.2 million for fiscal 2001, an increase of $44.1 million from $21.1 million for fiscal 2000. Amounts for fiscal 2001 and 2000 include $22,000 and $6.2 million of compensation expense associated with the grant of options to purchase common stock to non-employees, respectively. In addition, the amount for fiscal 2001 includes $36.3 million which was attributable to the acceleration of options and restricted stock relating to the acquisition of Sirocco. Amortization of stock compensation expense primarily resulted from the granting of stock options and restricted shares with exercise or sale prices which were deemed to be below fair market value. Amortization of stock compensation relating to these grants is expected to affect our results of operations through the fourth quarter of fiscal 2005.

   In March 2001, we issued a two-year warrant to purchase 150,000 shares of common stock at $11.69 per share, exercisable immediately, in exchange for general and administrative services. We valued the warrant using the Black-Scholes model with the following assumptions: 6.5% risk free interest rate, 90% expected volatility, and a two year expected life, and recorded a charge for stock compensation of $0.9 million in the third quarter of fiscal 2001.

   As described in Note 7 to the consolidated financial statements, in May 2001 we announced an offer to exchange outstanding employee stock options having an exercise price of $7.25 or more per share in return for restricted stock and new stock options to be granted by the Company (the "Exchange Offer"). Pursuant to the Exchange Offer, in exchange for eligible options, an option holder generally received a number of shares of restricted stock equal to one-tenth (1/10) of the total number of shares subject to the options tendered by the option holder and accepted for exchange, and commitment for new options to be issued exercisable for a number of shares of common stock equal to nine-tenths (9/10) of the total number of shares subject to the options tendered by the option holder and accepted for exchange. In order to address potential adverse tax consequences for employees of certain international countries, these employees were allowed to forego the restricted stock grants and receive all stock options.

   A total of 17.6 million options were accepted for exchange under the Exchange Offer and accordingly, were canceled in June 2001. A total of 1.7 million shares of restricted stock were issued in June 2001 and we recorded deferred compensation of $12.6 million related to these grants. The deferred compensation costs will be amortized ratably over the vesting periods of the restricted stock, generally over a four year period, with 25% of the shares vesting one year after the date of grant and the remaining 75% vesting quarterly thereafter. Until the restricted stock vests, such shares are subject to forfeiture in the event the employee leaves the Company.

   The new option grants, approximately 15.9 million shares, are expected to be granted in the second quarter of fiscal 2002, however, no sooner than six months and one day from June 20, 2001. The new options will generally vest over three years, with 8.34% of the options vesting on the date of grant and the remaining 91.66% vesting quarterly thereafter subject to forfeiture in the event the employee leaves the Company. The new options will have an exercise price equal to the fair market value of our common stock on the date of the grant.

Acquisition Costs

   In connection with the acquisition of Sirocco in the first quarter of fiscal 2001, we incurred $4.9 million of acquisition costs for legal, accounting and professional services. The Company completed a merger with Sirocco, a U.S. company headquartered in Wallingford, Connecticut on September 7, 2000, where an aggregate of approximately 28.6 million shares of Sycamore common stock were either exchanged for all outstanding shares of Sirocco or reserved for common stock issuable under outstanding Sirocco stock options assumed by Sycamore in the transaction.

Restructuring Charges and Related Asset Impairments

   As a result of unfavorable economic conditions and reduced capital spending by telecommunications service providers, we implemented a restructuring program in the third quarter of fiscal 2001, designed to reduce expenses in order to align resources with long-term growth opportunities. The restructuring program included a workforce reduction, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products and overlapping feature sets. This included the discontinuance of the SN 6000 Intelligent Optical Transport product and the bi-directional capabilities of the SN 8000 Intelligent Optical Network Node.

   As a result of the restructuring program, we recorded restructuring charges and related asset impairments of $81.9 million classified as operating expenses and an additional excess inventory charge of $84.0 million classified as cost of revenue. We expect pretax savings of approximately $50 million in annual operating expenses in connection with the restructuring program and certain cost reduction initiatives.

   The following paragraphs provide detailed information relating to the restructuring charges and related asset impairments which were recorded during the third quarter of fiscal 2001.

  Workforce reduction

   The restructuring program resulted in the reduction of approximately 132 regular employees across all business functions, and geographic regions. The workforce reductions were substantially completed in the third quarter of fiscal 2001. We recorded a workforce reduction charge of approximately $4.2 million relating primarily to severance and fringe benefits. In addition the number of temporary and contract workers employed by us were also reduced.

  Consolidation of facilities and certain other costs

   We recorded a restructuring charge of $24.4 million relating to consolidation of excess facilities and certain other costs. The consolidation of excess facilities relates to business activities that have been exited or restructured. We recorded a restructuring charge of $12.2 million primarily related to lease terminations and non-cancelable lease costs. We also recorded other restructuring costs of $12.2 million relating primarily to administrative expenses and professional fees in connection with the restructuring activities.

  Inventory and asset write downs

   We recorded a restructuring charge of $137.3 million relating to the write-down of inventory to its net realizable value and the write down of certain assets which became impaired as a result of the decision to eliminate non-strategic products and overlapping feature sets. The restructuring charge includes $84.0 million of inventory write-downs which are recorded as part of cost of revenue. The restructuring charge also includes $53.3 million of impaired assets which largely relate to the rationalization of our future product offerings and contract settlements associated with the discontinuance of certain product offerings.

   A summary of the restructuring charges and related asset impairments is outlined as follows (in thousands):

                                              Total
                                          Restructuring   Cash   Non-cash Accrual
                                             Charge     Payments Charges  Balance
                                          ------------- -------- -------- -------
Work-force reductions....................   $  4,174    $ 2,823  $   829  $   522
Facility consolidations and certain other
  costs..................................     24,437      1,132    1,214   22,091
Inventory and assets write-downs.........    137,285     13,923   84,972   38,390
                                            --------    -------  -------  -------
Ending balance at July 31, 2001..........   $165,896    $17,878  $87,015  $61,003
                                            ========    =======  =======  =======

   The remaining cash expenditures relating to workforce reductions will be substantially paid in the first quarter of fiscal 2002. Facility consolidation charges will be paid over the respective lease terms through fiscal 2007. We expect to substantially complete our restructuring program during the first half of fiscal 2002.

Interest and Other Income, Net

   Interest and other income, net increased $43.6 million to $85.3 million for fiscal 2001 compared to $41.7 million for fiscal 2000. The increase in interest income was primarily attributable to higher balances of cash and marketable securities, resulting from the proceeds of our two public offerings in fiscal year 2000 being available to earn interest for the entire year in fiscal 2001.

Provision for Income Taxes

   We recorded a tax provision of $13.1 million and $0.7 million for fiscal years 2001 and 2000 respectively. The provision for income taxes for fiscal 2001 consists primarily of a valuation allowance and state and foreign taxes, offset by a federal loss carryback benefit. The Company recorded a full valuation allowance in fiscal 2001 to offset net deferred tax assets as the Company believes it is more likely than not that net deferred tax assets will not be realized. The provision for fiscal 2000 was higher than the expected federal statutory rate of 35% primarily due to non-deductible stock compensation offset by the utilization of net operating carryforwards and tax credits.

  Fiscal Years ended July 31, 2000 and 1999

Revenue

   Revenue increased $186.8 million to $198.1 million for fiscal 2000 compared to $11.3 million for fiscal 1999. The increase in revenue was primarily due to increased sales of our products and the broadening of our product offerings including the SN 8000 and SN 16000. One customer accounted for 92% and 100% of our revenue for fiscal 2000 and 1999, respectively.

Cost of Revenue

   Cost of revenue increased $96.5 million to $105.0 million for fiscal 2000 compared to $8.5 million for fiscal 1999. The increase in cost of revenue was primarily related to increased revenue since we began shipping products in May 1999, as well as headcount increases in our manufacturing overhead and customer service organizations, warranty and other period costs. Gross profit as a percentage of revenue was 47% and 25% for fiscal 2000 and 1999, respectively. The increase in gross profit in fiscal 2000 compared to fiscal 1999 was largely attributable to higher volume of product shipments.

Research and Development Expenses

   Research and development expenses increased $53.9 million to $71.9 million for fiscal 2000 compared to $18.0 million for fiscal 1999. The increase in expenses was primarily due to increased costs associated with a significant increase in personnel and personnel-related expenses, increases in non-recurring engineering costs and increases in prototype expenses for the design and development of new products as well as enhancements to existing products.

Sales and Marketing Expenses

   Sales and marketing expenses increased $26.6 million to $30.7 million for fiscal 2000 compared to $4.1 million for fiscal 1999. The increase in expenses reflect the hiring of additional sales and marketing personnel, sales based commissions, additional office space both domestically and internationally and marketing program costs, including web development, trade shows and new product launch activities.

General and Administrative Expenses

   General and administrative expenses increased $6.7 million to $9.8 million for fiscal 2000 compared to $3.1 million for fiscal 1999. The increase in expenses reflect the hiring of additional general and administrative personnel and expenses necessary to support increased levels of business activities.

Amortization of Stock Compensation

   Amortization of stock compensation expense was $21.1 million for fiscal 2000, an increase of $17.5 million from $3.6 million for fiscal 1999. Amounts for fiscal 2000 and 1999 include $6.2 million and $2.2 million of compensation expense associated with the grant of options to purchase common stock to non-employees, respectively. Amortization of stock compensation expense primarily resulted from the granting of stock options and restricted shares with exercise or sale prices which were deemed to be below fair market value.

Interest and Other Income, Net

   Interest and other income, net increased $40.9 million to $41.7 million for fiscal 2000 compared to $850,000 for fiscal 1999. The increase in interest and other income primarily reflects the earned income from the invested proceeds of our two public offerings within fiscal year 2000.

Provision for Income Taxes

   We provided for income taxes of $745,000 for fiscal 2000. The provision for fiscal 2000 differed from the expected federal statutory provision of $495,000 due to non-deductible stock compensation, offset by the utilization of net operating loss carryforwards and tax credits. During fiscal 2000, we reduced our valuation allowance related to deferred tax assets by $9.2 million as the realization of such assets became probable. We did not provide for income taxes in fiscal 1999 due to the loss from operations and the uncertainty of the realization of deferred tax assets.

Liquidity and Capital Resources

   Total cash, cash equivalents and marketable securities were $1.25 billion at July 31, 2001. Included in this amount were cash and cash equivalents of $492.5 million, compared to $430.0 million at July 31, 2000. The increase in cash and cash equivalents of $62.5 million was attributable to cash provided by investing activities of $160.8 million and cash provided by financing activities of $5.1 million, offset by cash used in operating activities of $103.4 million.

   Cash provided by investing activities of $160.8 million consisted primarily of net maturities of marketable securities of $330.8 million, offset by purchases of property and equipment of $115.5 million and increases in other long-term assets of $45.6 million. Cash provided by financing activities of $5.1 million consisted primarily of the proceeds received from employee stock plan activity, offset by repayment of debt acquired through the Sirocco acquisition. Cash used by operating activities of $103.4 million consisted of the net loss for the year of $279.8 million, adjusted for non-cash charges totaling $176.0 million and changes in working capital totaling $0.4 million. Non-cash charges included depreciation and amortization, non-cash restructuring charges and related asset impairments, and amortization of stock compensation. The most significant changes in working capital were due to an increase in inventories of $62.7 million and a decrease in deferred revenue of $23.1 million, offset partially by an increase in accrued restructuring costs of $61.0 million.

   Increasingly, as a result of the financial demands of major network deployments, service providers are looking to their suppliers for financing assistance. From time to time we may provide or commit to extend credit or credit support to our customers as we consider appropriate in the course of our business, considering our resources. Currently, we have customer financing commitments of approximately $200 million, subject to draw down over two to three years and completion of definitive lease financing documentation. As of July 31, 2001, $73.0 million has been drawn down under these financing arrangements. Revenue recognition under these financing agreements is generally on a cash basis, with payments allocated between principal and interest based on the terms of the agreement, unless collectibility is reasonably assured and all other criteria for revenue recognition are met. Depending on market conditions, we may seek to factor these arrangements to financial institutions and investors to free up our capital and reduce the amount of our commitments for such arrangements. Our ability to provide customer financing is limited and depends on a number of factors, including our capital structure, the level of our available credit and our ability to factor commitments. The extension of financing to our customers will limit the capital that we have available for other uses.

   Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Recent Accounting Pronouncements

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted SAB 101 in the Company's fourth quarter of fiscal year 2001, and the adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

   In June 2001, the FASB issued SFAS No. 141, Business Combinations, which addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 requires the purchase method of accounting to be used for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

   In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. Although SFAS No. 142 is not required to be adopted by the Company until fiscal 2003, its provisions must be applied to goodwill and other intangible assets acquired after June 30, 2001. As of July 31, 2001, the Company does not have any goodwill or other intangible assets relating to business combinations that were accounted for under APB Opinion No. 16. Accordingly, the adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS

   As a result of unfavorable economic conditions and a sudden and severe decline in the purchasing patterns of our customers, our revenue declined significantly beginning in the third quarter of fiscal 2001, as compared to the first two quarters of fiscal 2001. The economic downtown and reduced capital spending by telecommunications service providers has also resulted in longer selling cycles with extended trial periods for new equipment purchases. Our business and results of operations will be seriously harmed if current economic conditions do not improve.

WE ARE ENTIRELY DEPENDENT ON OUR LINE OF INTELLIGENT OPTICAL NETWORKING PRODUCTS AND OUR FUTURE REVENUE DEPENDS ON THEIR COMMERCIAL SUCCESS

   Our future revenue depends on the commercial success of our line of intelligent optical networking products. As of July 31, 2001, our SN 3000 Optical Access Switch, SN 6000 Intelligent Optical Transport product, SN 8000 Intelligent Optical Network Node, SN 10000 Intelligent Optical Transport System, SN 16000 Intelligent Optical Switch and Silvx Manager Network Management System are the only products that have been shipped to customers. As part of the restructuring we announced in the third quarter of fiscal 2001, we are consolidating our transport product offerings and development programs to eliminate non-strategic products and overlapping feature sets. This includes discontinuance of the SN 6000 Intelligent Optical Transport product and the bi-directional capabilities of the SN 8000 Intelligent Optical Network Node. We cannot assure you that we will be successful in completing the development, introduction or production manufacturing of new products or enhancing our existing products. Failure of our current or planned products to operate as expected could delay or prevent their adoption. If our target customers do not adopt, purchase and successfully deploy our current and planned products, our results of operations could be adversely affected.

WE EXPECT THAT SUBSTANTIALLY ALL OF OUR REVENUE WILL BE GENERATED FROM A LIMITED NUMBER OF CUSTOMERS, AND OUR REVENUE IS SUBSTANTIALLY DEPENDENT UPON SALES OF PRODUCTS TO THESE CUSTOMERS

   We currently have a limited number of customers, one of whom, Williams Communications, accounted for 47%, 92%, and 100% of our revenue during fiscal 2001, 2000 and 1999, respectively. Another customer, 360networks, accounted for 11% of our revenue in fiscal 2001. As a result of unfavorable economic and other conditions, several of our largest customers to date, including Williams and 360networks, have slowed their capital expenditures and decreased their rate of ordering products from us. Historically, a large percentage of our sales have been made to emerging carriers such as Williams and 360networks. Many of these emerging carriers have recently begun to experience severe financial difficulties. As a result, we believe that sales to emerging carriers are likely to be at reduced levels, and to be successful, we will need to increase our sales to incumbent carriers, which typically have longer sales evaluation cycles and with which we have limited experience in selling our products. There can be no assurance that we will be successful in increasing our sales to incumbent carriers, which currently represent a relatively small percentage of our total revenue.

   None of our customers are contractually committed to purchase any minimum quantities of products from us. We expect that in the foreseeable future a majority of our revenue will continue to depend on sales of our intelligent optical networking products to a limited number of customers. The rate at which our current and prospective customers purchase products from us will depend, in part, on their success in selling communications services based on these products to their own customers. Any failure of current or prospective customers to purchase products from us for any reason, including any determination not to install our products in their networks or a downturn in their business, would seriously harm our financial condition or results of operations.

WE EXPECT GROSS MARGINS TO FLUCTUATE

   Our gross margins declined significantly compared to historical levels beginning in the third quarter of fiscal 2001. We currently anticipate that gross margins may continue to be adversely affected by several factors, including reduced demand for our products, effect of new product introductions including volumes and manufacturing efficiencies, component limitations, the mix of products sold, competitive pricing, and possible increases in inventory levels which could increase our exposure to excess and obsolete inventory charges.

OUR FAILURE TO GENERATE SUFFICIENT REVENUE WOULD PREVENT US FROM ACHIEVING PROFITABILITY

   Beginning in the third quarter of fiscal 2001, our revenue declined considerably and we incurred significant operating losses during the last half of fiscal 2001. As of July 31, 2001, we had an accumulated deficit of $301.4 million. We cannot assure you that our revenue will increase or that we will generate sufficient revenue to achieve or sustain profitability. While we have implemented a restructuring program designed to decrease the Company's business expenses, we will continue to have large fixed expenses and we expect to continue to incur significant sales and marketing, product development, customer support and service, administrative and other expenses. As a result, we need to generate significantly higher revenue to achieve and maintain profitability.

THE UNPREDICTABILITY OF OUR QUARTERLY RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK

   Our revenue and operating results have varied significantly from quarter to quarter. For example, from the fourth quarter of fiscal 1999 through the second quarter of fiscal 2001, our revenue increased each quarter sequentially compared to the previous quarter. However, in the third quarter of fiscal 2001, our revenue declined due to a sudden and severe decline in the purchasing patterns of our customers, resulting in a significant operating loss for the quarter. We believe that our revenue and operating results are likely to continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:

  .  fluctuation in demand for intelligent optical networking products;

  .  the timing and size of sales of our products;

  . the length and variability of the sales cycle for our products, which we believe is increasing in length;

  .  the timing of recognizing revenue and deferred revenue;

  . new product introductions and enhancements by our competitors and ourselves;

  . changes in our pricing policies or the pricing policies of our competitors;

  . our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;

  .  delays or cancellations by customers;

  . our ability to obtain sufficient supplies of sole or limited source components;

  .  increases in the prices of the components we purchase;

  . our ability to attain and maintain production volumes and quality levels for our products;

  .  manufacturing lead times;

  .  the timing and level of prototype expenses;

  .  costs related to acquisitions of technology or businesses;

  . general economic conditions as well as those specific to the telecommunications; Internet and related industries.

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

   Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. You should not rely on our results for one quarter as any indication of our future performance. Occurrences of the foregoing factors are extremely difficult to predict. In addition, our ability to forecast our future business has been significantly impaired by the general economic downturn. As a result, it is likely that in some future period our operating results may be below the expectations of public market analysts and investors or that our net sales may decline or increase at a slower rate. In this event, the price of our common stock could decrease.

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

  .  diversion of development resources;

  .  increased service and warranty costs;

  .  delays in collecting accounts receivable;

  .  legal actions by our customers; and

  .  increased insurance costs,

any of which could seriously harm our financial condition or results of operations.

THE LONG AND VARIABLE SALES CYCLES FOR OUR PRODUCTS MAY CAUSE REVENUE AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER

   A customer's decision to purchase our intelligent optical networking products involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. As a result, our sales cycle is lengthy and recently has increased in length. Throughout the sales cycle, we spend considerable time and expense educating and providing information to prospective customers about the use and features of our products. Even after making a decision to purchase, we believe that our customers will deploy the products slowly and deliberately. Timing of deployment can vary widely and depends on the economic environment of our customers, the skills of our customers, the size of the network deployment and the complexity of our customers' network environment. Customers with complex networks usually expand their networks in large increments on a periodic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular and unpredictable basis. Because of our limited operating history and the nature of our business, we cannot predict these sales and deployment cycles. The long sales cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, may cause our revenue and results of operations to vary significantly and unexpectedly from quarter to quarter.

OUR LIMITED OPERATING HISTORY MAKES FORECASTING DIFFICULT

   We were founded in February 1998 and began shipping our first product in May 1999. As a result, there is limited meaningful historical financial data upon which investors may evaluate us and our prospects. We also have limited historical financial data upon which to base our projected revenue. Our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are and will continue to be fixed. You should consider the risks and difficulties frequently encountered by companies like ours in a new and rapidly evolving market. Our ability to sell products and the level of success, if any, we achieve depend, among other things, on the level of demand for intelligent optical networking products, which is a new and rapidly evolving market. If we do not achieve our expected revenue, our operating results will be below our expectations and the expectations of our investors and market analysts, which could cause the price of our common stock to decline.

WE MAY NOT BE SUCCESSFUL IF OUR CUSTOMER BASE DOES NOT GROW

   Our future success will depend on our attracting additional customers. The growth of our customer base could be adversely affected by:

  .  customer unwillingness to implement our optical networking architecture;

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

   We currently purchase several key components, including commercial digital signal processors, RISC processors, field programmable gate arrays, SONET transceivers and erbium doped fiber amplifiers, from single or limited sources. We purchase each of these components on a purchase order basis and have no long-term contracts for these components. Although we believe that there are alternative sources for each of these components, in the event of a disruption in supply, we may not be able to develop an alternate source in a timely manner or at favorable prices. Such a failure could hurt our ability to deliver our products to our customers and negatively affect our operating margins. In addition, our reliance on our suppliers exposes us to potential supplier production difficulties or quality variations. Any such disruption in supply would seriously impact present and future sales and revenue. In particular, component yield limitations negatively impacted the production manufacturing for the SN 16000 and our revenue from this product during fiscal 2001.

   During the past year, the optical component industry has been downsizing manufacturing capacity while consolidating product lines from earlier acquisitions. This business environment could impact product deliveries and result in the consolidation of product offerings. Because optical components are integrated into our products, the business environment for optical component manufacturers could negatively impact our revenue and results of operations.

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

OUR MARKET IS HIGHLY COMPETITIVE, AND OUR FAILURE TO COMPETE SUCCESSFULLY COULD ADVERSELY AFFECT OUR MARKET POSITION

   Competition in the public network infrastructure market is intense. This market has historically been dominated by large companies, such as Nortel Networks, Lucent Technologies, Alcatel and Ciena Corporation. In addition, a number of smaller companies have either announced plans for new products or introduced new products to address the same network problems which our products address. Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial and other resources, including vendor-sponsored financing programs. Moreover, our competitors may foresee the course of market developments more accurately and could develop new technologies that compete with our products or even render our products obsolete. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition.

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

THE INDUSTRY IN WHICH WE COMPETE IS SUBJECT TO CONSOLIDATION

   We believe that the industry in which we compete may enter into a consolidation phase. Over the past year, the market valuations of the majority of companies in our industry have declined significantly, and many companies have experienced reduced revenues due to factors including decreased customer demand in general, a smaller customer base due to the financial difficulties impacting emerging carriers, financial exposures due to customer financing commitments, and other factors. We expect that the weakened financial position of many companies in our industry may cause acquisition activity to increase. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as we compete to be a single vendor solution and could have a material adverse effect on our business, operating results, and financial condition.

WE DEPEND UPON CONTRACT MANUFACTURERS AND ANY DISRUPTION IN THESE RELATIONSHIPS MAY CAUSE US TO FAIL TO MEET THE DEMANDS OF OUR CUSTOMERS AND DAMAGE OUR CUSTOMER RELATIONSHIPS

   We have limited internal manufacturing capabilities. We rely on a small number of contract manufacturers to manufacture our products in accordance with our specifications and to fill orders on a timely basis. We have supply contracts with Celestica Corporation and Jabil Circuit, Inc., which provide comprehensive manufacturing services, including assembly, test, control and shipment to our customers, and procure material on our behalf. We may not be able to effectively manage our relationship with such contract manufacturers, and such contract manufacturers may not meet our future requirements for timely delivery. Each of our contract manufacturers also builds products for other companies, and we cannot assure you that they will always have sufficient quantities of inventory available to fill orders placed by our customers or that they will allocate their internal resources to fill these orders on a timely basis. The contract manufacturing industry is highly competitive, and in recent months, several major acquisitions within the industry have been announced. Any proposed or announced acquisitions could have an adverse effect on our working relationship with our contract manufacturers. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming and could result in a significant interruption in the supply of our products. If we are required or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

SALES TO EMERGING SERVICE PROVIDERS MAY INCREASE THE UNPREDICTABILITY OF OUR RESULTS

   As a result of current economic and market conditions, decreased funding is available for large capital expenditures by service providers. This decrease in available funding significantly affects spending by our customers that are emerging service providers. In addition, the timing and volume of purchases by emerging service providers can be unpredictable due to other factors, including their need to build a customer base and capacity while working within their budgetary constraints. As a result of economic and other conditions, emerging service providers, which had been the early adopters of our technology, are no longer able to continue to fund aggressive deployments. Our ability to recognize revenue from emerging service providers will depend on the relative financial strength of the particular customer. We may be required to write off or decrease the value of our accounts receivable from a customer whose financial condition materially deteriorates. During the fourth quarter of fiscal 2001, we recorded a specific provision for doubtful accounts of $4.4 million, due to the filing for bankruptcy protection by our customer, 360networks. Decreases in purchasing volume of emerging service providers or changes in the financial condition of emerging service provider customers could have a material adverse effect on our results of operations.

THE INTELLIGENT OPTICAL NETWORKING MARKET IS RELATIVELY NEW AND OUR BUSINESS WILL SUFFER IF IT DOES NOT DEVELOP AS WE EXPECT

   The market for intelligent optical networking products is relatively new and continues to evolve. We cannot assure you that a viable market for our products will develop or be sustainable. If this market does not develop, develops more slowly than we expect or is not sustained, our business, results of operations and financial condition would be seriously harmed.

IF OUR PRODUCTS DO NOT INTEROPERATE WITH OUR CUSTOMERS' NETWORKS, INSTALLATIONS WILL BE DELAYED OR CANCELLED AND WE COULD HAVE SUBSTANTIAL PRODUCT RETURNS, WHICH COULD SERIOUSLY HARM OUR BUSINESS

   Many of our customers utilize multiple protocol standards, and each of our customers may have different specification requirements to interface with their existing networks. Our customers' networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must interoperate with all of the products within these networks as well as future products in order to meet our customers' requirements. The requirement that we modify product design in order to achieve a sale may result in a longer sales cycle, increased research and development expense and reduced margins on our products. If our products do not interoperate with those of our customers' networks, installations could be delayed, orders for our products could be cancelled or our products could be returned. This would also seriously harm our reputation, all of which could seriously harm our business and prospects.

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

   The majority of our product sales to date have been to emerging carriers rather than incumbent carriers. We believe that it is important for us to increase our sales to incumbent carriers, including incumbent local exchange carriers such as the RBOCs. Incumbent carriers typically have longer sales evaluation cycles than emerging carriers, and we have limited experience in selling our products to incumbent carriers. In addition, we will need to invest in product certification standards such as the Operations System Integration and Modification of Network Elements ("OSMINE") standard, which will be necessary for us to increase our sales to the RBOCs. There can be no assurance that we will be able to establish or maintain strong customer relationships or increase our sales to incumbent carriers.

OUR FAILURE TO CONTINUALLY IMPROVE OUR INTERNAL CONTROLS AND SYSTEMS, AND RETAIN NEEDED PERSONNEL COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

   Since inception, the scope of our operations has increased and we have grown our headcount substantially year over year, both domestically and internationally. At July 31, 2001, we had a total of 944 employees, as compared to 687 employees at July 31, 2000. Our growth has placed a significant strain on our management systems and resources. Our ability to successfully offer our products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial, managerial and manufacturing controls and reporting systems, and will need to effectively manage our headcount levels worldwide. We may not be able to implement adequate control systems in an efficient and timely manner. In spite of recent economic conditions, competition for highly skilled personnel is intense, especially in the New England area where we are headquartered. Any failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could adversely affect our results of operations.

WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO RETAIN OUR KEY EMPLOYEES, OUR ABILITY TO COMPETE COULD BE HARMED

   We depend on the continued services of our executive officers and other key engineering, sales, marketing and support personnel, who have critical industry experience and relationships that we rely on to implement our business plan. None of our officers or key employees is bound by an employment agreement for any specific term. We do not have "key person" life insurance policies covering any of our employees. All of our key employees have been granted stock options which are intended to represent an integral component of their compensation package. These stock options may not provide the intended incentive to our employees if our stock price declines or experiences significant volatility. The loss of the services of any of our key employees, the inability to attract and retain qualified personnel in the future, or delays in hiring qualified personnel could delay the development and introduction of, and negatively impact our ability to sell, our products.

IF WE BECOME SUBJECT TO UNFAIR HIRING, WRONGFUL TERMINATION OR OTHER EMPLOYMENT RELATED CLAIMS, WE COULD INCUR SUBSTANTIAL COSTS IN DEFENDING OURSELVES

   Companies in our industry, whose employees accept positions with competitors, frequently claim that their competitors have engaged in unfair hiring practices. We cannot assure you that we will not receive claims of this kind or other claims relating to our employees in the future as we seek to hire qualified personnel or that those claims will not result in material litigation. During the third quarter of fiscal 2001, we terminated approximately 132 employees in response to changing market conditions, and as a result, may face claims relating to their compensation and/or wrongful termination based on discrimination. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of their merits. In addition, defending ourselves or our employees from such claims could divert the attention of our management away from our operations.

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

IF NECESSARY LICENSES OF THIRD-PARTY TECHNOLOGY ARE NOT AVAILABLE TO US OR ARE VERY EXPENSIVE, THE COMPETITIVENESS OF OUR PRODUCTS COULD BE IMPAIRED

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

   Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers, manufacturers or suppliers against the alleged infringement. Regardless of their merit, these claims could result in costly litigation and subject us to the risk of significant liability for damages. These claims, again regardless of their merit, would likely be time consuming and expensive to resolve, would divert management time and attention and would put the Company at risk to:

  . stop selling, incorporating or using our products that use the challenged intellectual property;

  . obtain from the owner of the intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;

  .  redesign those products that use such technology; or

  .  accept a return of products that use such technologies.

   If we are forced to take any of the foregoing actions, our business may be seriously harmed.

WE MAY FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL EXPANSION THAT COULD IMPAIR OUR ABILITY TO GROW OUR REVENUE ABROAD

   International sales represented 35% of total revenue in fiscal 2001, and we intend to continue to expand our sales into international markets. This expansion will require significant management attention and financial resources to develop successfully direct and indirect international sales and services channels and to support customers in international markets. We may not be able to develop international market demand for our products.

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

  . necessity to work with third parties in certain countries to perform installation and obtain customer acceptance, and the resulting potential impact on revenue recognition;

  .  the impact of recessions in economies outside the United States;

  .  unexpected changes in regulatory requirements;

  .  certification requirements;

  .  currency fluctuations;

  .  reduced protection for intellectual property rights in some countries;

  .  potentially adverse tax consequences; and

  .  political and economic instability.

ANY ACQUISITIONS OR STRATEGIC INVESTMENTS WE MAKE COULD DISRUPT OUR BUSINESS AND SERIOUSLY HARM OUR FINANCIAL CONDITION

   As part of our ongoing business development strategy, we consider acquisitions and strategic investments in complementary companies, products or technologies. In the event of an acquisition, we could:

  . issue stock that would dilute our current stockholders' percentage ownership;

  .  incur debt;

  .  assume liabilities;

  . record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges.

  .  incur amortization expenses related to certain intangible assets;

  .  incur large and immediate write-offs; or

  .  become subject to litigation;

   Our ability to achieve the benefits of any acquisition, including our acquisition of Sirocco which we completed on September 7, 2000, will also involve numerous risks, including:

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

   As of July 31, 2001, we have made strategic investments in privately held companies totaling $26.0 million, and we may decide to make additional investments in the future. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in certain or all of these companies.

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

   Currently, we have outstanding customer financing commitments of approximately $200 million, subject to draw down over two to three years and completion of definitive lease financing documentation. As of July 31, 2001, $73.0 million has been drawn down under these financing arrangements, and as such, we are exposed to credit risk relating to these customers.

RISKS RELATED TO THE SECURITIES MARKET

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE

   Historically, the market for technology stocks has been extremely volatile. Our common stock has experienced, and may continue to experience, substantial price volatility. The following factors could cause the market price of our common stock to fluctuate significantly:

  .  our loss of a major customer;

  . significant changes or slowdowns in the funding and spending patterns of our current and prospective customers;

  .  the addition or departure of key personnel;

  .  variations in our quarterly operating results;

  . announcements by us or our competitors of significant contracts, new products or product enhancements;

  .  failure by us to meet product milestones;

  . acquisitions, distribution partnerships, joint ventures or capital commitments;

  . variations between our actual results and the published expectations of analysts;

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

   Beginning on July 2, 2001, several purported securities class action complaints were filed against the Company, several of its officers and directors and the Company's lead underwriters in connection with the Company's initial public offering and secondary offering. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously. However, defending the Company and its officers against these complaints may result in substantial costs and a diversion of management's attention and resources. See Item 3--Legal Proceedings for additional details regarding these cases.

THERE MAY BE SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK THAT COULD CAUSE OUR STOCK PRICE TO FALL, OR INCREASE THE VOLATILITY OF OUR STOCK PRICE

   As of July 31, 2001 options to purchase a total of 19.5 million shares of our common stock were outstanding. In addition, we plan to issue options to purchase approximately 15.9 million shares during the second quarter of fiscal 2002, in accordance with the terms of an option exchange program in which most of our employees were eligible to participate. While these options are subject to vesting schedules, a number of the shares underlying these options are freely tradable. Sales of a substantial number of shares of our common stock could cause our stock price to fall or increase the volatility of our stock price. In addition, sales of shares by our stockholders could impair our ability to raise capital through the sale of additional stock.

INSIDERS OWN A SUBSTANTIAL NUMBER OF SYCAMORE SHARES AND COULD LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS, INCLUDING CHANGES OF CONTROL

   As of July 31, 2001, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 42.9% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

Interest Rate Sensitivity

   We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including: commercial paper, certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increase immediately and uniformly by 10 percent from levels at July 31, 2001, the fair value of the portfolio would decline by approximately $2.3 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Exchange Rate Sensitivity

   We operate primarily in the United States, and the majority of our sales to date have been made in US dollars. However, our business has become increasingly global, with international revenue representing 35% of total revenue in fiscal 2001, and we expect this trend to continue. As a result, we expect that sales in non-dollar currencies and our exposure to foreign currency exchange rate fluctuations are likely to increase. Fluctuations in foreign currencies may have an impact on our financial results. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      ----
Report of Independent Accountants....................................................................  35

Consolidated Balance Sheets as of July 31, 2001 and 2000.............................................  36

Consolidated Statements of Operations for the years ended July 31, 2001, 2000 and 1999...............  37

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended July 31, 2001, 2000 and
  1999...............................................................................................  38

Consolidated Statements of Cash Flows for the years ended July 31, 2001, 2000 and 1999...............  39

Notes to Consolidated Financial Statements...........................................................  40

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and the Board of Directors of Sycamore Networks, Inc.:

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sycamore Networks, Inc. and its subsidiaries at July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /S/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
August 20, 2001

                            SYCAMORE NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (in thousands, except par value)

                                    ASSETS                                      July 31, 2001 July 31, 2000
                                    ------                                      ------------- -------------
Current assets:
   Cash and cash equivalents...................................................  $  492,500    $  429,965
   Marketable securities.......................................................     332,471       710,398
   Accounts receivable, net of allowance for doubtful accounts of $4,773
     at July 31, 2001..........................................................      41,477        43,407
   Inventories, net............................................................      66,939        39,739
   Prepaids and other current assets...........................................      13,739        25,932
                                                                                 ----------    ----------
       Total current assets....................................................     947,126     1,249,441
Property and equipment, net....................................................     106,625        42,840
Marketable securities..........................................................     423,578       376,740
Other assets...................................................................      73,992        28,894
                                                                                 ----------    ----------
       Total assets............................................................  $1,551,321    $1,697,915
                                                                                 ==========    ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
   Accounts payable............................................................  $   62,513    $   49,030
   Accrued compensation........................................................       7,198         7,177
   Accrued expenses............................................................      18,001         7,529
   Accrued restructuring costs.................................................      61,003            --
   Deferred revenue............................................................       6,607        29,708
   Other current liabilities...................................................       8,139         8,866
                                                                                 ----------    ----------
       Total current liabilities...............................................     163,461       102,310
Long-term liabilities..........................................................          --         4,487
Commitments and contingencies (Notes 5 and 11)
Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares authorized, none issued and
     outstanding at July 31, 2001 and July 31, 2000............................          --            --
   Common stock, $.001 par value; 2,500,000 and 1,500,000 shares authorized at
     July 31, 2001 and July 31, 2000, respectively; 273,681 and 271,664 shares
     issued at July 31, 2001 and July 31, 2000, respectively...................         274           272
   Additional paid-in capital..................................................   1,738,505     1,720,565
   Accumulated deficit.........................................................    (301,429)      (21,675)
   Notes receivable............................................................          --          (262)
   Deferred compensation.......................................................     (54,110)     (112,816)
   Treasury stock, at cost; 680 shares held at July 31, 2001...................        (126)           --
   Accumulated other comprehensive income......................................       4,746         5,034
                                                                                 ----------    ----------
       Total stockholders' equity..............................................   1,387,860     1,591,118
                                                                                 ----------    ----------
       Total liabilities and stockholders' equity..............................  $1,551,321    $1,697,915
                                                                                 ==========    ==========


The accompanying notes are an integral part of the consolidated financial statements.

                            SYCAMORE NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (in thousands, except per share amounts)

                                                                               Year Ended July 31,
                                                                          -----------------------------
                                                                            2001       2000      1999
                                                                          ---------  --------  --------
Revenue.................................................................. $ 374,746  $198,137  $ 11,330
Cost of revenue (exclusive of non-cash stock compensation expense of
  $3,132, $1,433 and $101)...............................................   314,664   104,986     8,486
                                                                          ---------  --------  --------
Gross profit.............................................................    60,082    93,151     2,844
Operating expenses:
   Research and development (exclusive of non-cash stock compensation
     expense of $34,203, $9,685 and $851)................................   159,607    71,903    17,979
   Sales and marketing (exclusive of non-cash stock compensation expense
     of $24,308, $7,014 and $346)........................................    83,478    30,650     4,064
   General and administrative (exclusive of non-cash stock compensation
     expense of $3,581, $2,935 and $2,350)...............................    16,820     9,824     3,056
   Amortization of stock compensation....................................    65,224    21,067     3,648
   Acquisition costs.....................................................     4,948        --        --
   Restructuring charges and related asset impairments...................    81,926        --        --
                                                                          ---------  --------  --------
       Total operating expenses..........................................   412,003   133,444    28,747
                                                                          ---------  --------  --------
Loss from operations.....................................................  (351,921)  (40,293)  (25,903)
Interest and other income, net...........................................    85,299    41,706       850
                                                                          ---------  --------  --------
Income (loss) before income taxes........................................  (266,622)    1,413   (25,053)
Income tax expense.......................................................    13,132       745        --
                                                                          ---------  --------  --------
Net income (loss)........................................................ $(279,754) $    668  $(25,053)
                                                                          =========  ========  ========
Basic net income (loss) per share........................................ $   (1.18) $   0.00  $  (1.32)
Diluted net income (loss) per share...................................... $   (1.18) $   0.00  $  (1.32)
   Shares used in per-share calculation--basic...........................   237,753   166,075    18,919
   Shares used in per-share calculation--diluted.........................   237,753   233,909    18,919



The accompanying notes are an integral part of the consolidated financial statements.

                            SYCAMORE NETWORKS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                (in thousands)

                                                                                                                 Accumulated
                                    Common Stock   Additional                         Deferred   Treasury Stock     Other
                                   ---------------  paid-in    Accumulated   Notes    Compen--   -------------  Comprehensive
                                   Shares   Amount  Capital      Deficit   Receivable  sation    Shares  Amount    Income
                                   -------  ------ ----------  ----------- ---------- ---------  ------  ------ -------------
Balance, July 31, 1998............  24,578     25         755        (950)      --         (179)     --     --         --
                                   -------   ----  ----------   ---------    -----    ---------  ------  -----     ------
Exercise of stock options.........  18,222     18       2,923          --       --           --      --     --         --
Issuance of common stock, net.....  52,096     52      25,812          --       --           --      --     --         --
Deferred compensation expense
 associated with equity awards....      --     --      26,719          --       --      (26,719)     --     --         --
Issuance of equity awards in
 exchange for services............      --     --       2,189          --       --           --      --     --         --
Amortization of deferred
 compensation.....................      --     --          --          --       --        1,459      --     --         --
Issuance of common stock in
 exchange for notes receivable....      --     --          --          --     (360)          --      --     --         --
Net loss..........................      --     --          --     (25,053)      --           --      --     --         --
                                   -------   ----  ----------   ---------    -----    ---------  ------  -----     ------
Balance, July 31, 1999............  94,896     95      58,398     (26,003)    (360)     (25,439)     --     --         --
                                   -------   ----  ----------   ---------    -----    ---------  ------  -----     ------
Net income........................      --     --          --         668       --           --      --     --         --
Unrealized gain on marketable
 securities, net of tax effect....      --     --          --          --       --           --      --     --      5,034

Total comprehensive income........
Exercise of stock options.........   2,495      2       4,289          --       --           --      --     --         --
Issuance of common stock, net.....  32,603     33   1,486,508          --       --           --      --     --         --
Conversion of preferred stock into
 common stock..................... 141,850    142      55,629          --       --           --      --     --         --
Deferred compensation expense
 associated with equity awards....      --     --     102,256          --       --     (102,256)     --     --         --
Issuance of equity awards in
 exchange for services............      --     --       6,188          --       --           --      --     --         --
Amortization of deferred
 compensation.....................      --     --          --          --       --       14,879      --     --         --
Notes receivable transactions.....      --     --          --          --       98           --      --     --         --
Treasury stock transactions.......    (180)    --         (28)         --       --           --      --     --         --
Tax benefit from employee stock
 plans............................      --     --       7,325          --       --           --      --     --         --
Adjustment to conform Sirocco
 year end.........................      --     --          --       3,660       --           --      --     --         --
                                   -------   ----  ----------   ---------    -----    ---------  ------  -----     ------
Balance, July 31, 2000............ 271,664    272   1,720,565     (21,675)    (262)    (112,816)     --     --      5,034
                                   -------   ----  ----------   ---------    -----    ---------  ------  -----     ------
Net loss..........................      --     --          --    (279,754)      --           --      --     --         --
Unrealized loss on marketable
 securities.......................      --     --          --          --       --           --      --     --       (288)

Total comprehensive loss..........
Treasury stock transactions.......    (373)    --         (20)         --       --           --   2,497   (511)        --
Issuance of common stock under
 employee stock plans.............   2,390      2       6,787          --       --           --  (1,817)   385         --
Deferred compensation expense
 associated with equity awards....      --     --      14,440          --       --      (14,440)     --     --         --
Issuance of equity awards in
 exchange for services............      --     --         915          --       --           --      --     --         --
Amortization of deferred
 compensation.....................      --     --          --          --       --       64,309      --     --         --
Adjustments to deferred
 compensation for terminated
 employees........................      --     --      (8,837)         --       --        8,837      --     --         --
Compensation expense relating to
 stock option acceleration........      --     --       1,447          --       --           --      --     --         --
Repayment of notes receivable.....      --     --          --          --      262           --      --     --         --
Tax benefit from employee stock
 plans............................      --     --       3,208          --       --           --      --     --         --
                                   -------   ----  ----------   ---------    -----    ---------  ------  -----     ------
Balance, July 31, 2001............ 273,681   $274  $1,738,505   $(301,429)   $  --    $ (54,110)    680  $(126)    $4,746
                                   =======   ====  ==========   =========    =====    =========  ======  =====     ======

                                       Total
                                   Stockholders'
                                      Equity
                                     (Deficit)
                                   -------------
Balance, July 31, 1998............        (349)
                                    ----------
Exercise of stock options.........       2,941
Issuance of common stock, net.....      25,864
Deferred compensation expense
 associated with equity awards....          --
Issuance of equity awards in
 exchange for services............       2,189
Amortization of deferred
 compensation.....................       1,459
Issuance of common stock in
 exchange for notes receivable....        (360)
Net loss..........................     (25,053)
                                    ----------
Balance, July 31, 1999............       6,691
                                    ----------
Net income........................         668
Unrealized gain on marketable
 securities, net of tax effect....       5,034
                                    ----------
Total comprehensive income........       5,702
Exercise of stock options.........       4,291
Issuance of common stock, net.....   1,486,541
Conversion of preferred stock into
 common stock.....................      55,771
Deferred compensation expense
 associated with equity awards....          --
Issuance of equity awards in
 exchange for services............       6,188
Amortization of deferred
 compensation.....................      14,879
Notes receivable transactions.....          98
Treasury stock transactions.......         (28)
Tax benefit from employee stock
 plans............................       7,325
Adjustment to conform Sirocco
 year end.........................       3,660
                                    ----------
Balance, July 31, 2000............   1,591,118
                                    ----------
Net loss..........................    (279,754)
Unrealized loss on marketable
 securities.......................        (288)
                                    ----------
Total comprehensive loss..........    (280,042)
Treasury stock transactions.......        (531)
Issuance of common stock under
 employee stock plans.............       7,174
Deferred compensation expense
 associated with equity awards....          --
Issuance of equity awards in
 exchange for services............         915
Amortization of deferred
 compensation.....................      64,309
Adjustments to deferred
 compensation for terminated
 employees........................          --
Compensation expense relating to
 stock option acceleration........       1,447
Repayment of notes receivable.....         262
Tax benefit from employee stock
 plans............................       3,208
                                    ----------
Balance, July 31, 2001............  $1,387,860
                                    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                            SYCAMORE NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                              Year Ended July 31,
                                                                       ---------------------------------
                                                                          2001        2000        1999
                                                                       ----------  -----------  --------
Cash flows from operating activities:
   Net income (loss).................................................. $ (279,754) $       668  $(25,053)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
       Depreciation and amortization..................................     35,500        6,325     1,094
       Restructuring charges and related asset impairments............     52,476           --        --
       Amortization of stock compensation.............................     65,224       21,067     3,648
       Deferred income taxes..........................................     14,049      (11,569)       --
       Tax benefit from employee stock plans..........................      3,208        7,325        --
       Provision for doubtful accounts................................      5,530           --        --
Changes in operating assets and liabilities:
   Accounts receivable................................................     (3,600)     (31,997)  (11,410)
   Inventories........................................................    (62,678)     (33,131)   (6,608)
   Prepaids and other current assets..................................      6,751      (15,017)   (5,257)
   Deferred revenue...................................................    (23,101)      29,236       472
   Accounts payable...................................................     13,483       43,073     5,908
   Accrued expenses and other liabilities.............................      8,527       18,454     4,295
   Accrued restructuring costs........................................     61,003           --        --
                                                                       ----------  -----------  --------
Net cash provided by (used in) operating activities...................   (103,382)      34,434   (32,911)
                                                                       ----------  -----------  --------
Cash flows from investing activities:
   Purchases of property and equipment................................   (115,454)     (42,473)   (7,183)
   Purchases of marketable securities.................................   (703,526)  (1,378,008)  (10,615)
   Maturities of marketable securities................................  1,034,327      302,924     6,177
   Minority equity investments........................................     (9,004)     (17,000)       --
   Increase in other assets...........................................    (45,551)      (1,471)     (362)
                                                                       ----------  -----------  --------
Net cash provided by (used in) investing activities...................    160,792   (1,136,028)  (11,983)
                                                                       ----------  -----------  --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net........................      7,174    1,490,704    28,445
   Proceeds from issuance of redeemable convertible preferred stock,
     net..............................................................         --           --    50,150
   Purchase of treasury stock.........................................       (531)          --        --
   Payments received for notes receivable.............................        262          198        --
   Proceeds from notes payable........................................         --        1,761     5,684
   Payments on notes payable..........................................     (1,780)      (5,413)      (33)
                                                                       ----------  -----------  --------
Net cash provided by financing activities.............................      5,125    1,487,250    84,246
                                                                       ----------  -----------  --------
Net increase in cash and cash equivalents.............................     62,535      385,656    39,352
Adjustment to conform fiscal year of Sirocco..........................         --        3,440        --
Cash and cash equivalents, beginning of period........................    429,965       40,869     1,517
                                                                       ----------  -----------  --------
Cash and cash equivalents, end of period.............................. $  492,500  $   429,965  $ 40,869
                                                                       ==========  ===========  ========
Supplemental cash flow information:
   Cash paid for interest............................................. $      264  $       216  $    186
   Cash paid for income taxes.........................................        885        3,764        --
Supplementary non cash activity:
   Issuance of common stock in exchange for notes receivable..........         --          100       360
   Conversion of preferred stock into common stock....................         --       55,771        --

The accompanying notes are an integral part of the consolidated financial statements.

                            SYCAMORE NETWORKS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

   Sycamore Networks, Inc. (the "Company") was incorporated in Delaware on February 17, 1998. The Company is a leading provider of intelligent optical networking products that enable telecommunications service providers to quickly and cost-effectively transform the capacity created by their fiber optic networks into usable bandwidth for the deployment of new high-speed data services.

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

2. Significant Accounting Policies

  Principles of Consolidation

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

   The Company completed a merger with Sirocco Systems, Inc. ("Sirocco"), a U.S. company headquartered in Wallingford, Connecticut on September 7, 2000, where an aggregate of approximately 28.6 million shares of Sycamore common stock were either exchanged for all outstanding shares of Sirocco or reserved for common stock issuable under outstanding Sirocco stock options assumed by Sycamore in the transaction. The transaction has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, the consolidated financial statements for all prior periods presented have been restated to include the results of operations, financial position and cash flows of Sirocco.

   Since the fiscal years of Sycamore and Sirocco differ, the historical periods were combined giving effect to the merger as follows:

    Sycamore                          Sirocco
    --------                          -------
    Fiscal period ended July 31, 1998 Fiscal period ended December 31, 1998
    Fiscal year ended July 31, 1999   Fiscal year ended December 31, 1999
    Fiscal year ended July 31, 2000   Fiscal year ended July 31, 2000

   The Company's fiscal year ended July 31, 2000 results include five months of Sirocco's financial results which are also recorded in the fiscal year ended December 31, 1999. Sirocco's net losses for these five months totaled $3.7 million which was recorded as an adjustment to accumulated deficit. There were no intercompany transactions requiring elimination in any period presented.

   The following table shows the separate historical results of Sycamore and Sirocco for the periods prior to the consummation of the merger of the two entities.

                                                           Period from Inception
                                Year Ended    Year Ended    (February 17, 1998)
                               July 31, 2000 July 31, 1999 through July 31, 1998
                               ------------- ------------- ---------------------
Revenue:
   Sycamore...................   $198,137      $ 11,330            $  --
   Sirocco....................         --            --               --
                                 --------      --------            -----
Consolidated revenue..........   $198,137      $ 11,330            $  --
                                 --------      --------            -----
Net income (loss):............
   Sycamore...................   $ 20,399      $(19,490)           $(693)
   Sirocco....................    (19,731)       (5,563)            (257)
                                 --------      --------            -----
Consolidated net income (loss)   $    668      $(25,053)           $(950)
                                 ========      ========            =====

  Cash Equivalents and Marketable Securities

   Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company's marketable securities, which have maturities of up to three years, are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders' equity. The fair value of marketable securities was determined based on quoted market prices at the reporting date for those instruments. As of July 31, 2001 and 2000, marketable securities consisted of (in thousands):

                            Amortized  Fair Market Unrealized
                              Cost        Value    Gain/(Loss)
                            ---------- ----------- -----------
July 31, 2001:
   Certificate of deposits. $   23,259 $   23,285    $    26
   Commercial paper........    438,494    441,027      2,533
   Government securities...    289,550    291,737      2,187
                            ---------- ----------    -------
       Total............... $  751,303 $  756,049    $ 4,746
                            ========== ==========    =======

                            Amortized  Fair Market Unrealized
                              Cost        Value    Gain/(Loss)
                            ---------- ----------- -----------
July 31, 2000:
   Certificate of deposits. $  109,220 $  108,980    $  (240)
   Commercial paper........    651,839    650,517     (1,322)
   Common stock............      2,500     11,322      8,822
   Government securities...    316,065    316,319        254
                            ---------- ----------    -------
       Total............... $1,079,624 $1,087,138    $ 7,514
                            ========== ==========    =======

   The Company also has certain investments in non-publicly traded companies for the promotion of business and strategic objectives. These investments are included in other long-term assets in the Company's balance sheet and are generally carried at cost. As of July 31, 2001 and 2000, $26.0 million and $17.0 million of these investments are included in other long-term assets, respectively. The Company monitors these investments for impairment and makes appropriate reductions in carrying values, if necessary. Through July 31, 2001, no impairment charges have been recorded.

  Inventories

   Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

  Revenue Recognition

   Revenue from product sales is recognized upon shipment provided that a purchase order has been received or a contract has been executed, there are no significant uncertainties regarding customer acceptance, the fee is fixed or determinable and collectibility is deemed reasonably assured. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. Revenue from technical support and maintenance contracts is deferred and recognized ratably over the period of the related agreements. The Company records a warranty liability for parts and labor on its products at the time of revenue recognition. Warranty periods are generally three years from installation date.

   The Company's transactions frequently involve the sales of systems and services under multiple element arrangements. Revenue under multiple element arrangements is allocated based on the fair value of each element.

  Property and Equipment

   Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method, based upon the following asset lives:

Computer and telecommunications equipment 2 to 3 years
Computer software........................ 3 years
Furniture and office equipment........... 5 years
Leasehold improvements................... Shorter of lease term or useful life of asset

   The cost of significant additions and improvements is capitalized and depreciated while expenditures for maintenance and repairs are charged to expense as incurred. Costs related to internal use software are capitalized in accordance with AICPA Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Upon retirement or sale of an asset, the cost and related accumulated depreciation of the assets are removed from the accounts and any resulting gain or loss is reflected in the determination of net income or loss.

   The Company evaluates the carrying value of long-lived assets (which currently consist entirely of property and equipment) whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when the fair value or the estimated future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset.

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

  Concentrations and Significant Customer Information

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, marketable securities and accounts receivable. The Company invests its excess cash primarily in deposits with commercial banks, high-quality corporate securities and U.S. government securities. For the years ended July 31, 2001, 2000 and 1999, one customer accounted for 47%, 92% and 100% of the Company's revenue, respectively. For the year ended July 31, 2001, another customer accounted for 11% of the Company's revenue. The Company's accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. The Company generally does not require collateral for sales to customers. Several emerging carriers, from which the Company has historically derived a large percentage of its revenue, have recently begun to experience financial difficulties. As a result, the Company is increasingly directing its sales efforts towards incumbent carriers, which typically have longer sales evaluation cycles than emerging carriers. The Company expects that its revenue and related accounts receivable balances will continue to be concentrated among a relatively small number of customers.

   Certain components and parts used in the Company's products are procured from a single source. The Company generally obtains parts from one vendor only, even where multiple sources are available, to maintain quality control and enhance working relationships with suppliers. These purchases are made under existing contracts or purchase orders. The failure of a supplier, including subcontractor, to deliver on schedule could delay or interrupt the Company's delivery of products and thereby adversely affect the Company's revenue and results of operations.

  Other Comprehensive Income (Loss)

   The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). For the year ended July 31, 2001, comprehensive net loss was $280.0 million. For the year ended July 31, 2000, comprehensive net income was $5.7 million. For the year ended July 31, 1999, the comprehensive net loss was equal to the reported net loss of $25.1 million.

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

   The following table sets forth the computation of basic and diluted income
(loss) per share:

                                                           Year Ended July 31,
                                                  ------------------------------------
                                                      2001          2000       1999
                                                   ---------      --------   --------
                                                  (in thousands, except per share data
Numerator:
   Net income (loss)............................. $(279,754)     $    668   $(25,053)
Denominator:
   Weighted-average shares of common stock
     outstanding.................................   272,929       223,999     63,173
   Weighted-average shares subject to repurchase.   (35,176)      (57,924)   (44,254)
                                                   ---------      --------   --------
Shares used in per-share calculation--basic......   237,753       166,075     18,919
                                                   =========      ========   ========
Weighted-average shares of common stock
  outstanding....................................   237,753       223,999     18,919
Weighted common stock equivalents................        --         9,910         --
                                                   ---------      --------   --------
Shares used in per-share calculation--diluted....   237,753       233,909     18,919
                                                   =========      ========   ========
Net income (loss) per share:
   Basic......................................... $   (1.18)     $   0.00   $  (1.32)
                                                   =========      ========   ========
   Diluted....................................... $   (1.18)     $   0.00   $  (1.32)
                                                   =========      ========   ========

Options to purchase 19,516,902, 4,617,449 and 5,252,099 shares of common stock at average exercise prices of $15.87, $78.86 and $0.45 have not been included in the computation of diluted net income (loss) per share for the years ended July 31, 2001, 2000 and 1999, respectively, as their effect would have been anti-dilutive. In addition, as described in Note 7, the Company has a commitment to grant approximately 15.9 million options to purchase common stock during the second quarter of fiscal 2002.

  Stock Based Compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25," Accounting for Stock Issued to Employees," and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

  Segment Information

   The Company has determined that it conducts its operations in one business segment. For the year ended July 31, 2001, the geographical distribution of revenue was as follows: United States--65%, Canada--11%, Europe and Asia--24%. For the years ended July 31, 2000 and 1999, substantially all of the Company's revenue was derived in the United States. Long-lived assets consist entirely of fixed assets and are principally located in the United States for all periods presented.

  Recent Accounting Pronouncements

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted SAB 101 in the Company's fourth quarter of fiscal year 2001, and the adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

   In June 2001, the FASB issued SFAS No. 141, Business Combinations, which addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 requires the purchase method of accounting to be used for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

   In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. Although SFAS No. 142 is not required to be adopted by the Company until fiscal 2003, its provisions must be applied to goodwill and other intangible assets acquired after June 30, 2001. As of July 31, 2001, the Company does not have any goodwill or other intangible assets relating to business combinations that were accounted for under APB Opinion No. 16. Accordingly, the adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial position or results of operations.

3. Inventories, Net

   Inventories, net consisted of the following at July 31, 2001 and 2000 (in thousands):

                 2001    2000
                ------- -------
Raw materials.. $25,299 $14,340
Work in process  18,849   3,685
Finished goods.  22,791  21,714
                ------- -------
                $66,939 $39,739
                ======= =======

4. Property and Equipment

   Property and equipment consisted of the following at July 31, 2001 and 2000 (in thousands):

                                                 2001     2000
                                               --------  -------
Computer software and equipment............... $118,671  $46,247
Land..........................................   12,288       --
Furniture and office equipment................    3,692    1,657
Leasehold improvements........................    6,396    2,386
                                               --------  -------
                                                141,047   50,290
Less accumulated depreciation and amortization  (34,422)  (7,450)
                                               --------  -------
                                               $106,625  $42,840
                                               ========  =======

   Depreciation and amortization expense was $35.5 million, $6.3 million and $1.1 million for the years ended July 31, 2001, 2000 and 1999, respectively.

5. Commitments and Contingencies

  Operating Leases

   Rent expense under operating leases was $5.2 million, $2.0 million and $0.4 million for the years ended July 31, 2001, 2000 and 1999, respectively. At July 31, 2001, future minimum lease payments under all non-cancelable operating leases are as follows, in thousands:

2002............................... $ 7,436
2003...............................   6,603
2004...............................   6,532
2005...............................   5,262
2006...............................   4,970
Thereafter.........................  17,835
                                    -------
Total future minimum lease payments $48,638
                                    =======

   Included in the amounts shown above is $24.5 million which relates to an excess facility for which the Company recorded a charge for lease terminations and non-cancelable lease costs as part of its restructuring activities during the third quarter of fiscal 2001 (Note 10). The Company currently anticipates being able to sublease the facility and obtain a partial recovery of the future lease payments. Accordingly, $10.3 million of the future lease payments relating to this facility are included in accrued restructuring costs as of July 31, 2001.

  Vendor Financing

   Increasingly, as a result of the financial demands of major network deployments, service providers are looking to their suppliers for financing assistance. From time to time the Company may provide or commit to extend credit or credit support to its customers as considered appropriate. Currently, the Company has customer financing commitments of approximately $200 million, subject to draw down over two to three years and completion of definitive lease financing documentation. As of July 31, 2001, $73.0 million has been drawn down under these financing arrangements. Revenue recognition under these financing agreements is generally on a cash basis, with payments allocated between principal and interest based on the terms of the agreement, unless collectibility is reasonably assured and all other criteria for revenue recognition are met.

  Notes Payable

   In May 1999, the Company entered into a $500,000 revolving line of credit financing agreement for equipment purchases. The line of credit allowed for draws through June 2000 for equipment purchases, then converted into a term loan payable in equal monthly installments through May 2003. Interest was computed based on the average daily balance outstanding, at a per annum rate of 0.5% above the prime rate. All assets of the Company were pledged as collateral and the agreement contained covenants and restrictions relating to asset protection, financial condition, dividends, investments, and certain other matters. In January 2000, the Company refinanced its line of credit and increased the amount available under the credit facility to $7.5 million, of which $2.5 million was available for equipment purchases and $5.0 million was available as a working capital line. At July 31, 2000, $1.8 million was outstanding under the line of credit at a stated interest rate of 10%. In September 2000, the Company paid off all outstanding amounts under the line of credit.

6. Income Taxes

   Substantially all of the income (loss) before income taxes as shown in the Consolidated Statement of Operations for the years ended July 31, 2001 and 2000 is derived in the United States. No income taxes were provided during the year ended July 31, 1999 as there was no taxable income.

   The provision for income taxes consists of the following (in thousands):

                                                          July 31,
                                                     -----------------
                                                      2001      2000
                                                     -------  --------
        Current:
           Federal.................................. $(2,050) $ 12,375
           State....................................     931     2,419
           Foreign..................................     202        --
                                                     -------  --------
                                                        (917)   14,794
                                                     -------  --------
        Deferred:
           Federal..................................  11,052   (11,052)
           State....................................   2,997    (2,997)
           Foreign..................................      --        --
                                                     -------  --------
                                                      14,049   (14,049)
                                                     -------  --------
               Total provision for income taxes..... $13,132  $    745
                                                     =======  ========

   A reconciliation between the statutory federal income tax rate and the Company's effective tax is as follows (in thousands):

                                                                   July 31,
                                                              -----------------
                                                                2001     2000
                                                              --------  -------
Statutory federal income tax (benefit)....................... $(93,318) $   495
State taxes, net of federal benefit..........................   (8,446)     140
Non-deductible stock compensation............................   19,542    7,362
Utilization of net operating loss and tax credit carryfowards       --   (7,639)
Valuation allowance..........................................   97,115       --
Other........................................................   (1,761)     387
                                                              --------  -------
                                                              $ 13,132  $   745
                                                              ========  =======

   The significant components of the deferred tax assets and liabilities as of July 31, 2001 and 2000 are as follows (in thousands):

                                                        2001      2000
                                                      ---------  -------
      Assets:
         Net operating loss and credit carryforwards. $ 110,228  $10,185
         Restructuring and related accruals..........    39,244       --
         Accruals....................................     6,406    2,251
         Depreciation................................     3,241       --
         Other.......................................     6,008    2,732
                                                      ---------  -------
             Total deferred tax assets...............   165,127   15,168
      Liabilities:
         Depreciation and other......................        --   (3,599)
                                                      ---------  -------
         Net deferred tax asset......................   165,127   11,569
         Valuation allowance.........................  (165,127)      --
                                                      ---------  -------
                                                      $      --  $11,569
                                                      =========  =======

   During the year ended July 31, 2001, due to cumulative net losses and charges for restructuring and related asset impairments, the Company recorded a full valuation allowance to offset the net deferred tax assets as the Company believes it is more likely than not that the net deferred tax assets will not be realized. The income tax provision does not reflect the tax savings resulting from deductions associated with the Company's stock option plans. Tax benefits associated with the Company's stock plans of approximately $3.2 million and $7.3 million were credited to additional paid-in capital during the years ended July 31, 2001 and 2000, respectively.

   The Company had federal and state tax net operating loss carryforwards at July 31, 2001 of approximately $241.1 million and $140.8 million, respectively. The federal and state tax loss carryforwards will begin to expire in 2018 and 2003, respectively. Included in the net operating loss carryforwards are stock option deductions of approximately $157.6 million. The benefit of certain stock option deductions will be credited to additional paid-in capital when realized. The Company also has federal and state research tax credit carryforwards of approximately $5.5 million and $2.3 million respectively, which will begin to expire in 2018.

7. Stockholders' Equity

  Preferred Stock

   The Company's Board of Directors (the "Board") has the authority to issue up to 5,000,000 shares of preferred stock without stockholder approval in one or more series and to fix the rights, preferences, privileges and restrictions of ownership. No shares of preferred stock were outstanding at July 31, 2001 or July 31, 2000.

  Common Stock

   The Company is authorized to issue up to 2,500,000,000 shares of its common stock. The holders of the common stock are entitled to one vote for each share held. The Board may declare dividends from legally available funds, subject to any preferential dividend rights of any outstanding preferred stock and restrictions under the Company's loan agreements. Holders of the common stock are entitled to receive all assets available for distribution on the dissolution or liquidation of the Company, subject to any preferential rights of any outstanding preferred stock.

   In October 1999, the Company completed its initial public offering ("IPO") in which it sold 22,425,000 shares of common stock at a price to the public of $12.67 per share. The net proceeds of the IPO, after deducting underwriting discounts and other offering expenses, were approximately $263.0 million. Upon the closing of the IPO, all then outstanding shares of redeemable convertible preferred Stock (Series A, B, C and D) automatically converted to 141,849,675 shares of common stock. In March 2000, the Company completed a follow-on public offering of 10,200,000 shares of common stock at $150.25 per share. Of the 10,200,000 shares offered, 8,428,401 shares were sold by the Company and 1,771,599 shares were sold by existing stockholders of the Company. The net proceeds of this offering, to the Company, after deducting underwriting discounts and other expenses, were approximately $1.2 billion.

   The Company effected the following stock splits: 3-for-1 in February 2000 and 3-for-1 in August 1999. All common shares, common share options and per share amounts in the accompanying financial statements have been adjusted to reflect the stock splits.

  Stock Incentive Plans

   The Company currently has three primary stock incentive plans: the 1998 Stock Incentive Plan (the "1998 Plan"), the 1999 Stock Incentive Plan (the "1999 Plan") and the Sirocco 1998 Stock Option Plan (the "Sirocco 1998 Plan"). A total of 86,856,514 shares of common stock have been reserved for issuance under these plans. The 1999 Plan is the only one of the three primary plans under which new awards are currently being issued. The total amount of shares that may be issued under the 1999 Plan is the remaining shares to be issued under the 1998 Plan, plus 25,000,000 shares, plus an annual increase equal to the lesser of (i) 18,000,000 shares, (ii) 5% of the outstanding shares on August 1 of each year, or (iii) a lesser number as determined by the Board. The plans provide for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors, consultants and advisors of the Company. No participant may receive any award, or combination of awards, for more than 1,500,000 shares in any calendar year. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant. The Board determines the term of each option, the option exercise price, and the vesting terms. Stock options generally expire ten years from the date of grant and vest over three to five years.

   All employees who have been granted options by the Company under the 1998 and 1999 Plans are eligible to elect immediate exercise of all such options. However, shares obtained by employees who elect to exercise prior to the original option vesting schedule are subject to the Company's right of repurchase, at the option exercise price, in the event of termination. The Company's repurchase rights lapse at the same rate as the shares would have become vested under the original vesting schedule. As of July 31, 2001, there were 8,883,512 shares related to immediate option exercises subject to repurchase by the Company through fiscal 2005 at prices ranging from $0.01 to $5.83.

  Restricted Stock

   Restricted stock may be issued to employees, officers, directors, consultants, and other advisors. Shares acquired pursuant to a restricted stock agreement are subject to a right of repurchase by the Company which lapses as the restricted stock vests. In the event of termination of services, the Company has the right to repurchase unvested shares at the original issuance price. The vesting period is generally four to five years. The Company issued 1,675,027, 0 and 37,933,573 shares of restricted stock, during the years ended July 31, 2001, 2000 and 1999, respectively. The number of shares of restricted stock outstanding at July 31, 2001 was 59,216,074, of which 19,586,465 were subject to repurchase by the Company through fiscal 2005 at their original issuance prices, ranging from $0.00 to $0.60.

  Employee Stock Purchase Plan

   The Company has an Employee Stock Purchase Plan under which a total of 2,250,000 shares of common stock have been reserved for issuance. Eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. Participation is limited to 10% of an employee's eligible compensation not to exceed amounts allowed by the Internal Revenue Code. On August 1 of each year, the aggregate number of common shares available for purchase under the Employee Stock Purchase Plan is automatically increased by the number of common shares necessary to cause the number of common shares available for purchase to be 2,250,000. During the years ended July 31, 2001 and 2000, 148,473 and 101,021 shares of common stock were issued under the plan. At July 31, 2001, 2,101,527 shares were available for future issuance.

  Non-Employee Director Option Plan

   The Company has a Non-Employee Director Option Plan ("the Director Plan") under which a total of 1,500,000 shares of common stock have been reserved for issuance. As of August 1 of each year, the aggregate number of common shares available for the grant of options under the Director Plan is automatically increased by the number of common shares necessary to cause the total number of common shares available for grant to be 1,500,000. Each non-employee director is granted an option to purchase 90,000 shares which vests over three years upon their initial appointment as a director, and immediately following each annual meeting of stockholders, each non-employee director is automatically granted an option to purchase 30,000 shares which vests in one year. The Company granted 90,000 and 270,000 options under the Director Plan during the years ended July 31, 2001 and 2000, respectively. At July 31, 2001, 1,410,000 shares were available for future issuance.

  Deferred Stock Compensation

   In connection with the grant of certain stock options and restricted shares to employees during the years ended July 31, 2001, 2000 and 1999, the Company recorded deferred stock compensation of $14.4 million, $102.3 million and $26.7 million, respectively, representing the difference between the deemed fair market value of the common stock on the date of grant and the exercise price. Deferred compensation related to options and restricted shares which vest over time was recorded as a component of stockholders' equity and is being amortized over the vesting periods of the related options. During the years ended July 31, 2001, 2000 and 1999, the Company recorded compensation expense relating to these options and restricted shares totaling $64.3 million, $14.9 million and $1.5 million, respectively. Included in the compensation expense for the year ended July 31, 2001 was $36.3 million relating to the acceleration of certain restricted stock and stock options pursuant to the terms of the merger agreement between Sycamore and Sirocco. During the year ended July 31, 2001, the Company reversed deferred stock compensation of $8.8 million relating to former employees that had terminated prior to vesting in the stock options and restricted shares.

  Non-Employee Stock Compensation

   During the years ended July 31, 2001, 2000, and 1999, the Company granted 5,500, 273,054, and 1,596,085 shares of fully vested common stock awards to non-employees, respectively, and recognized compensation expense of $22,000, $6.2 million, and $2.2 million, respectively. The fair value of each stock option was estimated using the Black-Scholes option-pricing model with the following assumptions for the years ended July 31, 2001, 2000 and 1999, respectively: weighted-average risk free interest rates of 4.0%, 5.2% and 6.5%, weighted-average expected option life of 3, 4 and 3 years, no dividend yield and 90%, 85% and 60% volatility.

   During the year ended July 31, 2001, the Company issued a two-year warrant to purchase 150,000 shares of common stock at $11.69 per share, exercisable immediately in exchange for general and administrative services. The fair value of the warrant of $0.9 million was charged to expense during the year ended July 31, 2001, and was determined using the Black-Scholes model with the following assumptions: 6.5% risk free interest rate, 90% expected volatility, 2 year expected life and no dividend yield.

  Stock Option Activity

   All stock option transactions issued under the Company's stock plans are summarized as follows:

                              Number of   Weighted Average
                               Shares      Exercise Price
                             -----------  ----------------
Outstanding at July 31, 1998          --           --
Options granted.............  23,473,499       $ 0.16
Options exercised........... (18,221,400)        0.22
                             -----------       ------
Outstanding at July 31, 1999   5,252,099       $ 0.45
                             ===========       ======
Options granted.............  26,248,434        52.09
Options exercised...........  (2,494,538)        1.72
Options canceled............    (241,999)       66.13
                             -----------       ------
Outstanding at July 31, 2000  28,763,996       $46.91
                             ===========       ======
Options granted.............  16,224,893        42.46
Options exercised...........  (2,383,582)        2.13
Options canceled............ (23,088,405)       74.65
                             -----------       ------
Outstanding at July 31, 2001  19,516,902       $15.87
                             ===========       ======

   The preceding table includes the cancellation of 17.6 million stock options during the year ended July 31, 2001 pursuant to the Company's stock option exchange offer (see discussion below).

  Stock Option Exchange Offer

   In May 2001 the Company announced an offer to exchange outstanding employee stock options having an exercise price of $7.25 or more per share in return for restricted stock and new stock options to be granted by the Company (the "Exchange Offer"). Pursuant to the Exchange Offer, in exchange for eligible options, an option holder generally received a number of shares of restricted stock equal to one-tenth ( 1/10) of the total number of shares subject to the options tendered by the option holder and accepted for exchange, and commitment for new options to be issued exercisable for a number of shares of common stock equal to nine-tenths ( 9/10) of the total number of shares subject to the options tendered by the option holder and accepted for exchange. In order to address potential adverse tax consequences for employees of certain international countries, these employees were allowed to forego the restricted stock grants and receive all stock options.

   A total of 17.6 million options were accepted for exchange under the Exchange Offer and accordingly, were canceled in June 2001. A total of 1.7 million shares of restricted stock were issued in June 2001 and the Company recorded deferred compensation of $12.6 million related to these grants. The deferred compensation costs will be amortized ratably over the vesting periods of the restricted stock, generally over a four year period, with 25% of the shares vesting one year after the date of grant and the remaining 75% vesting quarterly thereafter. Until the restricted stock vests, such shares are subject to forfeiture in the event the employee leaves the Company.

   The new option grants, approximately 15.9 million shares, are expected to be granted in the second quarter of fiscal 2002, however, no sooner than six months and one day from June 20, 2001. The new options will generally vest over three years, with 8.34% of the options vesting on the date of grant and the remaining 91.66% vesting quarterly thereafter subject to forfeiture in the event the employee leaves the Company. The new options will have an exercise price equal to the fair market value of the Company's common stock on the date of the grant.

  Pro Forma Disclosure of the Effect of Stock-Based Compensation

   Had compensation cost of the Company's stock awards been determined in accordance with the provisions of SFAS No. 123, the Company's results of operations for the years ended July 31, 2001, 2000 and 1999 would have been adjusted to the pro forma amounts indicated below:

                                                    Year Ended July 31,
                                               -----------------------------
                                                 2001       2000      1999
                                               ---------  --------  --------
Pro forma net loss (in thousands)............. $(531,502) $(97,374) $(26,894)
Pro forma basic and diluted net loss per share $   (2.24) $  (0.59) $  (1.42)

   The fair value of these stock awards at the date of grant was estimated using the Black-Scholes model with the following assumptions:

                           Year Ended July 31,
                        -------------------------
                         2001     2000     1999
                        -------  -------  -------
Risk free interest rate     5.0%     6.5%     4.5%
Dividend yield.........       0%       0%       0%
Expected volatility....      90%      85%       0%
Expected life.......... 5 years  5 years  5 years

   The weighted average grant date fair value of stock awards granted during the years ended July 31, 2001, 2000 and 1999 was $30.70, $41.88 and $0.35 per
share, respectively. For purposes of the pro forma information, the estimated fair values of the employee stock options are amortized to expense using the straight-line method over the vesting period. The pro forma effect of applying SFAS No. 123 for the periods presented is not necessarily representative of the pro forma effect to be expected in future years.

   The weighted average exercise price for options granted at fair value were $41.73, $97.97 and $0 for 2001, 2000 and 1999, respectively. The weighted average fair value for options granted at fair value were $30.17, $69.55 and $0 for 2001, 2000 and 1999, respectively. The weighted average exercise price for options granted below fair value were $134.63, $3.71 and $0.22 for 2001, 2000 and 1999, respectively. The weighted average fair value of options granted below fair value were $102.58, $16.33 and $0.35 for 2001, 2000 and 1999, respectively.

   The following table summarizes information about stock options outstanding at July 31, 2001:

                          Options Outstanding       Vested Options Exercisable
     -               ------------------------------ --------------------------
                                 Weighted
                                  Average  Weighted                  Weighted
                      Number of  Remaining Average                   Average
        Range of       Shares    Contract  Exercise   Number         Exercise
     Exercise Prices Outstanding   Life     Price   Exercisable       Price
     --------------- ----------- --------- --------   -----------     --------
     $ 0.00-$  1.33   4,508,351     8.1    $  0.66   1,214,789      $  0.63
     $ 1.66-$  4.33   4,405,893     8.1    $  2.81     935,198      $  2.86
     $ 5.00-$  7.39   4,994,712     9.3    $  6.92     626,327      $  6.33
     $ 7.46-$ 81.67   4,573,158     8.8    $ 31.09     922,194      $ 35.29
     $82.38-$189.94   1,034,788     8.8    $113.66     238,834      $115.65
     --------------  ----------     ---    -------    ---------       -------
     $ 0.00-$189.94  19,516,902     8.6    $ 15.87   3,937,342      $ 17.16
     ==============  ==========     ===    =======    =========       =======

   At July 31, 2000 and 1999, approximately 410,000 and 450,000 outstanding options were exercisable, respectively. The weighted average exercise prices for outstanding options were $16.60 and $0.23 at July 31, 2000 and 1999, respectively.

  Treasury Stock

   At July 31, 2001, the Company held 679,804 shares of treasury stock, recorded at the acquisition cost of $0.1 million. Treasury stock relates to the repurchase upon employee terminations of unvested shares of restricted stock. The shares of treasury stock held are reissued upon the exercise of options or the issuance of other stock based equity awards.

  Stockholder Notes Receivable

   At July 31, 2000, the Company held notes receivable in the amount of $0.3 million from stockholders in consideration for the purchase of common stock. The notes were repaid in full during fiscal 2001.

8. Employee Benefit Plan

   The Company sponsors a defined contribution plan covering substantially all of its employees which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. The Company made matching contributions of $1.1 million to the plan during fiscal 2001, and made no contributions in fiscal 2000 and 1999.

9. Related Party Transactions

   In July 2000, the Company and the Chairman of the Company's Board of Directors (the "Chairman"), entered into an Investor Agreement with Tejas Networks India Private Limited, a private company incorporated in India ("Tejas"), pursuant to which the Company and the Chairman each invested $2.2 million in Tejas in exchange for equity shares of Tejas. The Chairman also serves as the Chairman of the Board of Directors of Tejas. The Company has entered into various agreements with Tejas under which the Company has licensed certain proprietary software development tools to Tejas, and Tejas will assist the Company's business development efforts in India and also provide maintenance and other services to the Company's customers in India. During the year ended July 31, 2001, the Company made payments of $1.1 million to Tejas under the agreements and recognized revenue of $0.1 million under the software license agreements with Tejas.

10. Restructuring Charges and Related Asset Impairments

   As a result of unfavorable economic conditions and reduced capital spending by telecommunications service providers, the Company implemented a restructuring program in the third quarter of fiscal 2001, designed to reduce expenses in order to align resources with long-term growth opportunities. The restructuring program included a workforce reduction, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products and overlapping feature sets. This included the discontinuance of the SN 6000 Intelligent Optical Transport product and the bi-directional capabilities of the SN 8000 Intelligent Optical Network Node.

   As a result of the restructuring program, the Company recorded restructuring charges and related asset impairments of $81.9 million classified as operating expenses and an additional excess inventory charge of $84.0 million classified as cost of revenue. The following paragraphs provide detailed information relating to the restructuring charges and related asset impairments which were recorded during the third quarter of fiscal 2001.

  Workforce reduction

   The restructuring program resulted in the reduction of approximately 132 employees across all business functions and geographic regions. The workforce reductions were substantially completed in the third quarter of fiscal 2001. The Company recorded a workforce reduction charge of approximately $4.2 million relating primarily to severance and fringe benefits. In addition the number of temporary and contract workers employed by the Company were also reduced.

  Consolidation of facilities and certain other costs

   The Company recorded a restructuring charge of $24.4 million relating to the consolidation of excess facilities and certain other costs. The consolidation of excess facilities relates to business activities that have been exited or restructured. The Company recorded a restructuring charge of $12.2 million primarily related to lease terminations and non-cancelable lease costs. The Company also recorded other restructuring costs of $12.2 million relating primarily to administrative expenses and professional fees in connection with the restructuring activities.

  Inventory and asset write downs

   The Company recorded a restructuring charge of $137.3 million relating to the write-down of inventory to its net realizable value and the write down of certain assets which became impaired as a result of the decision to eliminate non-strategic products and overlapping feature sets. The restructuring charge includes $84.0 million of inventory write-downs which are recorded as part of cost of revenue. The restructuring charge also includes $53.3 million of impaired assets which largely relate to the rationalization of the Company's future product offerings and contract settlements associated with the discontinuance of certain product offerings.

   A summary of the restructuring charges and related asset impairments is outlined as follows (in thousands):

                                              Total
                                          Restructuring   Cash   Non-cash Accrual
                                             Charge     Payments Charges  Balance
                                          ------------- -------- -------- -------
Work-force reductions....................   $  4,174    $ 2,823  $   829  $   522
Facility consolidations and certain other
  costs..................................     24,437      1,132    1,214   22,091
Inventory and assets write-downs.........    137,285     13,923   84,972   38,390
                                            --------    -------  -------  -------
Ending balance at July 31, 2001..........   $165,896    $17,878  $87,015  $61,003
                                            ========    =======  =======  =======

   The remaining cash expenditures relating to workforce reductions will be substantially paid in the first quarter of fiscal 2002. Facility consolidation charges will be paid over the respective lease terms through fiscal 2007. The Company expects to substantially complete its restructuring program during the first half of fiscal 2002.

11. Litigation

   Beginning on July 2, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors and the underwriters for the Company's initial public offering on October 21, 1999. Some of the complaints also include the underwriters for the Company's follow-on offering on March 14, 2000. The complaints were filed on behalf of persons who purchased the Company's common stock during specified periods, all beginning on October 21 or October 22, 1999 and ending on various dates, the latest of which is August 10, 2001. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the assertion that the Company's lead underwriters, the Company and the other named defendants made material false and misleading statements in the Company's prospectus incorporated in its registration statements on Form S-1 filed with the SEC in October 1999 and March 2000 because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the Company's public offerings and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. The complaints allege claims against the Company, several of the Company's officers and directors and the underwriters under Sections 11 and 15 of the Securities Act. The complaints also allege claims solely against the underwriter defendants under Section 12(a)(2) of the Securities Act and some of the complaints allege claims against the individual defendants under Section 10(b) of the Exchange Act. The complaints are currently in the process of being consolidated into a single action. The actions seeks damages in an unspecified amount. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously. The Company is aware that at least 170 companies have been named in nearly identical lawsuits that have been filed by some of the same law firms. The Company is not currently able to estimate the possibility of loss or range of loss, if any, relating to these claims.

   The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the results of our operations or our financial position.

12. Selected Quarterly Financial Data (Unaudited)

                                                        October 28, January 27, April 28,  July 31,
                                                           2000        2001       2001       2001
                                                        ----------- ----------- ---------  --------
Consolidated Statement of Operations Data:
Revenue................................................  $120,448    $149,243   $  54,203  $ 50,852
Cost of revenue........................................    64,139      79,111     132,254    39,160
                                                         --------    --------   ---------  --------
Gross profit (loss) (1)................................    56,309      70,132     (78,051)   11,692
                                                         --------    --------   ---------  --------
Operating expenses:
   Research and development............................    35,679      42,314      44,407    37,207
   Sales and marketing.................................    17,400      21,870      22,213    21,995
   General and administrative..........................     4,062       4,557       4,419     3,782
   Amortization of stock compensation..................    42,753       6,460       7,330     8,681
   Acquisition costs...................................     4,948          --          --        --
   Restructuring charges and related asset impairments.        --          --      81,926        --
                                                         --------    --------   ---------  --------
       Total operating expenses........................   104,842      75,201     160,295    71,665
                                                         --------    --------   ---------  --------
Loss from operations...................................   (48,533)     (5,069)   (238,346)  (59,973)
Interest and other income, net.........................    22,329      26,295      18,940    17,735
                                                         --------    --------   ---------  --------
Income (loss) before income taxes......................   (26,204)     21,226    (219,406)  (42,238)
Income tax expense.....................................        --       7,429       5,703        --
                                                         --------    --------   ---------  --------
Net income (loss)......................................  $(26,204)   $ 13,797   $(225,109) $(42,238)
Basic net income (loss) per share......................  $  (0.11)   $   0.06   $   (0.94) $  (0.17)
                                                         ========    ========   =========  ========
Diluted net income (loss) per share....................  $  (0.11)   $   0.05   $   (0.94) $  (0.17)
                                                         ========    ========   =========  ========
(1) Exclusive of non-cash stock compensation expense of  $  1,643    $    488   $     480  $    521

                                                        October 30, January 29, April 29,  July 31,
                                                           1999        2000       2000       2000
                                                        ----------- ----------- ---------  --------
Consolidated Statement of Operations Data:
Revenue................................................  $ 19,510    $ 29,049   $  59,183  $ 90,395
Cost of revenue........................................    10,340      15,396      31,367    47,883
                                                         --------    --------   ---------  --------
   Gross profit (1)....................................     9,170      13,653      27,816    42,512
                                                         --------    --------   ---------  --------
Operating expenses:
   Research and development............................     9,329      12,888      19,564    30,122
   Sales and marketing.................................     3,453       4,955       8,162    14,080
   General and administrative..........................       956       1,764       2,869     4,235
   Amortization of stock compensation..................     3,289       3,365       4,800     9,613
                                                         --------    --------   ---------  --------
       Total operating expenses........................    17,027      22,972      35,395    58,050
                                                         --------    --------   ---------  --------
Loss from operations...................................    (7,857)     (9,319)     (7,579)  (15,538)
Interest and other income, net.........................       484       4,299      13,249    23,674
                                                         --------    --------   ---------  --------
Income (loss) before income taxes......................    (7,373)     (5,020)      5,670     8,136
Income tax expense.....................................        --          --          --       745
                                                         --------    --------   ---------  --------
Net income (loss)......................................  $ (7,373)   $ (5,020)  $   5,670  $  7,391
Basic net income (loss) per share......................  $  (0.15)   $  (0.03)  $    0.03  $   0.03
                                                         ========    ========   =========  ========
Diluted net income (loss) per share....................  $  (0.15)   $  (0.03)  $    0.02  $   0.03
                                                         ========    ========   =========  ========
(1) Exclusive of non-cash stock compensation expense of  $    261    $    339   $     371  $    460

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information set forth under the heading "Executive Officers of the Registrant" in Part I hereof and set forth under the caption "Election of Directors" appearing in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on December 13, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2001, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information appearing at the end of Part I and the forth under the caption "Compensation and Other Information Concerning Directors and Officers" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on December 13, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2001, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on December 13, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2001, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information set forth under the caption "Certain Relationships and Related Transactions" appearing in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on December 13, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2001, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) 1. Financial Statements

      The financial statements listed in the accompanying Index to Consolidated Financial Statements on page 34 are filed as part of this report.

   2. Exhibits

Number                                       Exhibit Description
------                                       -------------------
  2.1   Agreement and Plan of Merger, dated as of June 5, 2000, by and among Sycamore Networks,
        Inc., Tropical Acquisition Corporation and Sirocco Systems, Inc. (6)

  3.1   Amended and Restated Certificate of Incorporation of the Company (3)

  3.2   Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the
        Company (3)

  3.3   Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the
        Company (9)

  3.4   Amended and Restated By-Laws of the Company (3)

  4.1   Specimen common stock certificate (1)

  4.2   See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Certificate of Incorporation and By-
        Laws of the Registrant defining the rights of holders of common stock of the Company (3)(9)

  4.3   Second Amended and Restated Investor Rights Agreement dated February 26, 1999, as amended by Amendment No. 1 dated as of July 23, 1999 (1)

  4.4   Amendment No. 2 dated as of August 5, 1999 to the Second Amended and Restated Investor
        Rights Agreement dated February 26, 1999 (3)

  4.5   Amendment No. 3 dated as of September 20, 1999 to the Second Amended and Restated
        Investor Rights Agreement dated February 26, 1999 (3)

  4.6   Amendment No. 4 dated as of February 11, 2000 to the Second Amended and Restated
        Investor Rights Agreement dated February 26, 1999 (3)

 10.1   1998 Stock Incentive Plan, as amended (1)

 10.2   1999 Non-Employee Directors' Option Plan (1)

+10.3   Purchase and License Agreement between Sycamore Networks, Inc. and Williams
        Communications, Inc. dated March 5, 1999 (1)

+10.4   Addendum to Purchase and License Agreement between Sycamore Networks, Inc. and
        Williams Communications, Inc. dated November 21, 1999 (3)

+10.5   Manufacturing Services Agreement between Sycamore Networks, Inc. and Celestica
        Corporation dated February 9, 2000 (3)

 10.7   1999 Stock Incentive Plan, as amended (10)

 10.9   Form of Indemnification Agreement between Sycamore, the Directors of Sycamore
        Networks, Inc. and executive officers of Sycamore Networks, Inc. each dated November 17,
        1999 (2)

10.10   Form of Change in Control Agreement between Sycamore Networks, Inc. and executive officers of Sycamore Networks, Inc. each dated November 17, 1999 (2)

10.11   Promissory Note and Pledge Agreement dated October 20, 1999 between Sycamore
        Networks, Inc. and Kevin Oye, Vice President of Business Development (2)

Number                                     Exhibit Description
------                                     -------------------
 10.14   Lease Agreement between Sycamore Networks, Inc. and Farley White Associates, LLC dated
         March 23, 2000 (4)

 10.15   Sirocco Systems, Inc. 1998 Stock Plan (7)

 10.16   Purchase and Sale Agreement dated as of October 13, 2000 between Vesper Park, LLC and
         Sycamore Networks, Inc. (8)

 10.17   Lease dated as of October 27, 2000, between Sycamore Networks, Inc. and BCIA New
         England Holdings LLC for One Executive Drive, Chelmsford, Massachusetts (9)

+10.19   Manufacturing Services Agreement between Sycamore Networks, Inc. and Jabil Circuit, Inc.
         (10)

  99.2   Escrow Agreement dated as of September 7, 2000 by and among Sycamore Networks, Inc., the Stockholder Representative named therein and the Escrow Agent named therein (5)

  21.1   List of subsidiaries

  23.1   Consent of PricewaterhouseCoopers LLP

  24.1   Power of Attorney (see signature page)

--------
 (1)Incorporated by reference to Sycamore Networks, Inc.'s Registration Statement on Form S-1 (Registration Statement No. 333-84635).
 (2)Incorporated by reference to Sycamore Networks, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999 filed with the Commission on December 13, 1999.
 (3)Incorporated by reference to Sycamore Networks Inc.'s Registration Statement on Form S-1 (Registration Statement No. 333-30630).
 (4)Incorporated by reference to Sycamore Networks Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2000 filed with the Commission on June 12, 2000.
 (5)Incorporated by reference to Sycamore Networks, Inc.'s Registration Statement on Form S-4 (Registration Statement No. 333-40146).
 (6)Incorporated by reference to Sycamore Networks, Inc.'s Current Report on Form 8-K filed with the Commission on June 12, 2000.
 (7)Incorporated by reference to Sycamore Networks, Inc.'s Annual Report on Form 10K for the annual period ended July 31, 2000 filed with the Commission on October 24, 2000.
 (8)Incorporated by reference to Sycamore Networks, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2000 filed with the Commission on December 12, 2000.
 (9)Incorporated by reference to Sycamore Networks, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Commission on March 13, 2001.
(10)Incorporated by reference to Sycamore Networks, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2001 filed with the Commission on June 12, 2001.
    +Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

   (b) Reports on Form 8-K:

      On May 18, 2001, the Company filed a report on Form 8-K containing financial information including the consolidated balance sheets, related consolidated statements of operations, and statements of stockholders' equity (deficit) and cash flows for the fiscal years ended July 31, 2000 and July 31, 1999, and the period from inception (February 17, 1998) through July 31, 1998 pertaining to the retroactive effect of the September 7, 2000 business combination of Sycamore Networks, Inc. and Sirocco Systems, Inc., which was accounted for as a pooling of interests.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chelmsford, Commonwealth of Massachusetts, on this 18th day of September, 2001.

                                          SYCAMORE NETWORKS, INC.

                                             /S/ DANIEL E. SMITH
                                          By: _________________________________
                                             Daniel E. Smith
                                             President and Chief Executive
                                             Officer

                       POWER OF ATTORNEY AND SIGNATURES

   Know all persons by these presents, that each person whose signature appears below constitutes and appoints Gururaj Deshpande, Daniel E. Smith and Frances
M. Jewels, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on this 18th day of September, 2001.

           Name                                 Title
           ----                                 -----

   /S/ GURURAJ DESHPANDE Chairman of the Board of Directors
   ---------------------
     Gururaj Deshpande

    /S/ DANIEL E. SMITH  President, Chief Executive Officer and Director
   ---------------------
      Daniel E. Smith

   /S/ FRANCES M. JEWELS Chief Financial Officer, Vice President, Finance and --------------------- Administration, Secretary and Treasurer
     Frances M. Jewels

    /S/ TIMOTHY BARROWS
   ---------------------
      Timothy Barrows    Director

     /S/ PAUL J. FERRI
   ---------------------
       Paul J. Ferri     Director

   /S/ JOHN W. GERDELMAN
   ---------------------
     John W. Gerdelman   Director