Form 10-Q
period 2001-10-27
SYCAMORE NETWORKS INC
filed 2001-12-10
CIK 1092367

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2001

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934


                 FOR THE TRANSITION PERIOD FROM _____ TO _____

                       COMMISSION FILE NUMBER 000-27273

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



The number of shares outstanding of the Registrant's Common Stock as of November 30, 2001 was 273,680,683

Sycamore Networks, Inc.

Index
Part I.  Financial Information
                                                                                     Page No.
Item 1.  Financial Statements

         Consolidated Balance Sheets as of October 27, 2001 and July 31, 2001            3

         Consolidated Statements of Operations for the three months
           ended October 27, 2001 and October 28, 2000                                   4

         Consolidated Statements of Cash Flows for the three months
           ended October 27, 2001 and October 28, 2000                                   5

         Notes to Consolidated Financial Statements                                      6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                          12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                      28

Part II. Other Information

Item 1.  Legal Proceedings                                                              29

Item 6.  Exhibits and Reports on Form 8-K                                               29

Signature                                                                               31

Exhibit Index                                                                           32

Part I. Financial Information
Item 1. Financial Statements

Sycamore Networks, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

                                                                          October 27,        July 31,
                                                                              2001             2001
                                                                              ----             ----
Assets
Current assets:
  Cash and cash equivalents                                               $  291,909        $  492,500
  Short-term investments                                                     436,605           332,471
  Accounts receivable, net of allowance for doubtful accounts of $4,948 and $4,773 at October 27, 2001 and July 31, 2001,
      respectively                                                            27,763            41,477
  Inventories, net                                                            33,523            66,939
  Prepaids and other current assets                                           13,252            13,739
                                                                          ----------        ----------
Total current assets                                                         803,052           947,126
                                                                          ----------        ----------

Property and equipment, net                                                   72,245           106,625
Long-term investments                                                        420,213           423,578
Other assets                                                                  20,246            73,992
                                                                          ----------        ----------
Total assets                                                              $1,315,756        $1,551,321
                                                                          ==========        ==========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                        $   28,485        $   62,513
  Accrued expenses                                                            22,601            25,199
  Accrued restructuring costs                                                100,095            61,003
  Deferred revenue                                                             6,385             6,607
  Other current liabilities                                                    9,432             8,139
                                                                          ----------        ----------
Total current liabilities                                                    166,998           163,461

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000 shares authorized; none
  issued or outstanding                                                           --                --
 Common stock, $.001 par value; 2,500,000 shares authorized;
  273,681 shares issued and outstanding at October 27, 2001
  and July 31, 2001, respectively                                                274               274
 Additional paid-in capital                                                1,733,368         1,738,505
 Accumulated deficit                                                        (549,364)         (301,429)
 Deferred compensation                                                       (42,188)          (54,110)
 Treasury stock, at cost, 1,467 and 680 shares held at
      October 27, 2001 and July 31, 2001, respectively                          (143)             (126)
 Accumulated other comprehensive income                                        6,811             4,746
                                                                          ----------        ----------
Total stockholders' equity                                                 1,148,758         1,387,860
                                                                          ----------        ----------

Total liabilities and stockholders' equity                                $1,315,756        $1,551,321
                                                                          ==========        ==========

   The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

                                                                                 Three Months Ended
                                                                                 ------------------
                                                                           October 27,         October 28,
                                                                               2001                2000
                                                                               ----                ----
     Revenue.............................................................   $  21,243            $120,448
     Cost of revenue (exclusive of non-cash stock compensation
      expense of $517 and $1,643)........................................     122,615              64,139
                                                                            ---------            --------
     Gross profit (loss).................................................    (101,372)             56,309

     Operating expenses:
        Research and development (exclusive of non-cash stock
         compensation expense of $2,725 and $25,388).....................      36,515              35,679
        Sales and marketing (exclusive of non-cash stock
         compensation expense of $2,467 and $14,735).....................      13,704              17,400
        General and administrative (exclusive of non-cash stock
         compensation expense of $575 and $987)..........................       3,190               4,062
        Amortization of stock compensation...............................       6,284              42,753
        Restructuring charges and related asset impairments..............      77,306                  --
        Acquisition costs................................................          --               4,948
                                                                            ---------            --------
             Total operating expenses....................................     136,999             104,842

      Loss from operations...............................................    (238,371)            (48,533)
      Losses on investments..............................................     (22,737)                 --
      Interest and other income, net.....................................      13,173              22,329
                                                                            ---------            --------
      Net loss...........................................................   $(247,935)           $(26,204)
                                                                            =========            ========

     Basic and diluted net loss per share................................   $   (1.00)           $  (0.11)
        Weighted average shares used in computing basic and
         diluted net loss per share......................................     249,014             230,658

   The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.
Consolidated Statements of Cash Flows
(in thousands)

                                                                           Three months ended
                                                                           ------------------
                                                                      October 27,        October 28,
                                                                          2001               2000
                                                                          ----               ----
Cash flows from operating activities:
   Net loss                                                            $(247,935)        $ (26,204)
   Adjustments to reconcile net loss to net
   cash (used in) provided by operating activities:
     Depreciation and amortization                                        12,349             5,716
     Restructuring charges and related asset impairments                 136,513                --
     Amortization of stock compensation                                    6,284            42,753
     Tax benefit from employee stock plans                                    --             3,487
Changes in operating assets and liabilities:
     Accounts receivable                                                  13,714             3,176
     Inventories                                                         (19,643)          (13,824)
     Prepaids and other current assets                                       487            10,872
     Deferred revenue                                                       (222)           20,196
     Accounts payable                                                    (34,028)           (3,165)
     Accrued expenses and other liabilities                               (1,305)             (833)
     Accrued restructuring costs                                          39,092                --
                                                                       ---------         ---------
Net cash (used in) provided by operating activities                      (94,694)           42,174
                                                                       ---------         ---------

Cash flows from investing activities:
     Purchases of property and equipment                                  (5,924)          (33,929)
     Purchases of investments                                           (372,833)         (507,380)
     Maturities of investments                                           274,128           452,484
     Increase in other assets                                             (1,580)           (7,991)
                                                                       ---------         ---------
Net cash used in investing activities                                   (106,209)          (96,816)
                                                                       ---------         ---------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                             364             2,289
     Purchase of treasury stock                                              (52)               --
     Payments received for notes receivable                                   --               162
     Payments on notes payable                                                --            (1,780)
                                                                       ---------         ---------
Net cash provided by financing activities                                    312               671
                                                                       ---------         ---------

Net decrease in cash and cash equivalents                               (200,591)          (53,971)
Cash and cash equivalents, beginning of period                           492,500           429,965
                                                                       ---------         ---------
Cash and cash equivalents, end of period                               $ 291,909         $ 375,994
                                                                       =========         =========

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


2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial data as of October 27, 2001 and for the three months ended October 27, 2001 and October 28, 2000 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of October 27, 2001, and results of operations and cash flows for the three months ended October 27, 2001 and October 28, 2000 have been made. The results of operations for the three months ended October 27, 2001 are not necessarily indicative of the operating results for the full fiscal year or any future periods.


3.  Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period less unvested restricted stock. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common and common equivalent shares outstanding during the period, if dilutive. Common equivalent shares are composed of unvested shares of restricted common stock and the incremental common shares issuable upon the exercise of stock options and warrants outstanding.

The following table sets forth the computation of basic and diluted net loss per share, (in thousands, except per share data):

                                                                              Three Months Ended
                                                                              ------------------
                                                                       October 27,            October 28,
                                                                           2001                   2000
                                                                           ----                   ----
     Numerator
          Net loss                                                      $(247,935)             $(26,204)
                                                                        =========              ========

     Denominator
     Historical:
          Weighted-average shares of common stock outstanding             272,728               272,447
          Weighted-average shares subject to repurchase                   (23,714)              (41,789)
                                                                        ---------              --------

         Shares used in per-share calculation - basic and diluted         249,014               230,658
                                                                        =========              ========

     Net loss per share:
          Basic and diluted                                             $   (1.00)             $  (0.11)
                                                                        =========              ========

Options to purchase 18,084,570 and 30,737,305 shares of common stock at respective average exercise prices of $15.55 and $57.01 have not been included in the computation of diluted net loss per share for the three months ended October 27, 2001 and October 28, 2000, respectively, as their effect would have been anti-dilutive. Warrants to purchase 150,000 shares of common stock at an exercise price of $11.69 have not been included in the computation of diluted net loss per share for the three months ended October 27, 2001, as their effect would have been anti-dilutive.


4.  Stock Option Exchange Offer

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

A total of 17.6 million options were accepted for exchange under the Exchange Offer and accordingly, were canceled in June 2001. A total of 1.7 million shares of restricted stock were issued in June 2001 and the Company recorded deferred compensation of $12.6 million related to these grants at that time.
Due to cancellations of restricted stock relating to employee terminations, which were primarily due to the Company's fiscal 2002 restructuring program as described in Note 7, the number of outstanding shares of restricted stock related to the Exchange Offer has been reduced to 1.3 million shares as of October 27, 2001. As a result, the total deferred compensation relating to the Exchange Offer has been reduced to approximately $10.1 million. The deferred compensation costs will be amortized ratably over the vesting periods of the restricted stock, generally over a four year period, with 25% of the shares vesting one year after the date of grant and the remaining 75% vesting quarterly thereafter. Until the restricted stock vests, such shares are subject to forfeiture in the event the employee leaves the Company.

Upon the completion of the Exchange Offer, options to purchase approximately
15.9 million shares were expected to be granted in the second quarter of fiscal 2002, no sooner than six months and one day from June 20, 2001. However, due to the effect of employee terminations, which were primarily due to the Company's fiscal 2002 restructuring program as described in Note 7, the number of options which are now expected to be granted in the second quarter of fiscal 2002 related to the Exchange Offer is approximately 12.5 million shares. The new options will generally vest over three years, with 8.34% of the options vesting on the date of grant and the remaining 91.66% vesting quarterly thereafter subject to forfeiture in the event the employee leaves the Company. The new options will have an exercise price equal to the fair market value of the Company's common stock on the date of the grant.

5.  Inventories, net

Inventories, net consisted of the following  (in thousands):

                                             October 27,          July 31,
                                                 2001               2001
                                                 ----               ----

Raw materials                                  $13,973            $25,299
Work in process                                  4,558             18,849
Finished goods                                  14,992             22,791
                                               -------            -------
                                               $33,523            $66,939
                                               =======            =======


6.  Comprehensive Loss

The Company reports comprehensive loss in accordance with Statement of Financial
Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130).   The
components of comprehensive loss are as follows (in thousands):

                                                  Three Months Ended
                                            October 27,          October 28,
                                                2001                 2000
                                            -----------          -----------
Net loss                                     $(247,935)           $(26,204)
Other comprehensive income:
    Unrealized gain on investments               2,065               4,201
                                             ---------            --------

Comprehensive loss                           $(245,870)           $(22,003)
                                             =========            ========


7.  Restructuring Charges and Related Asset Impairments

Beginning in the third quarter of fiscal 2001, unfavorable economic conditions and reduced capital spending by telecommunications service providers negatively impacted the Company's operating results in a progressive and increasing manner. As a result, the Company has enacted two separate business restructuring programs, the first in the third quarter of fiscal 2001 (the "fiscal 2001 restructuring"), and the second in the first quarter of fiscal 2002 (the "fiscal 2002 restructuring"). Details regarding each of these restructuring actions are as follows:

Fiscal 2001 Restructuring:
-------------------------

As a result of the unfavorable conditions referred to above, the Company implemented a restructuring program in the third quarter of fiscal 2001, designed to reduce expenses in order to align resources with long-term growth opportunities. The restructuring program included a workforce reduction, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products and overlapping feature sets. This included the discontinuance of the SN 6000 Intelligent Optical Transport product and the bi-directional capabilities of the SN 8000 Intelligent Optical Network Node. As a result of the restructuring program, the Company recorded restructuring charges and related asset impairments of $81.9 million classified as operating expenses and an additional excess inventory charge of $84.0 million relating to the discontinued product lines, which was classified as cost of revenue.

The restructuring charges and related asset impairments recorded in the third quarter of fiscal 2001, and the reserve activity since that time, are summarized as follows (in thousands):

                                                                                                                         Accrual
                                               Total                                    Accrual                        Balance at
                                           Restructuring    Non-cash   Fiscal 2001    Balance at     Fiscal 2002       October 27,
                                              Charge        Charges   Cash Payments  July 31, 2001   Cash Payments        2001
                                              ------        -------   -------------  -------------   -------------        ----
Workforce reductions                         $  4,174       $   829      $ 2,823        $   522         $   344          $   178
Facility consolidations and certain
other costs                                    24,437         1,214        1,132         22,091           1,220           20,871
Inventory and asset write-downs               137,285        84,972       13,923         38,390          24,661           13,729
                                             --------       -------      -------        -------         -------          -------

Total                                        $165,896       $87,015      $17,878        $61,003         $26,225          $34,778
                                             ========       =======      =======        =======         =======          =======

The remaining cash expenditures relating to workforce reductions will be substantially paid by the second quarter of fiscal 2002. Facility consolidation charges will be paid over the respective lease terms through fiscal 2007. The Company expects to substantially complete the fiscal 2001 restructuring program during the first half of fiscal 2002.

Fiscal 2002 Restructuring:
--------------------------

As a result of a continued decline in overall economic conditions and further reductions in capital spending by telecommunications service providers, the Company implemented a second restructuring program in the first quarter of fiscal 2002, designed to further reduce expenses to align resources with long-term growth opportunities. The restructuring program included a workforce reduction, consolidation of excess facilities, and charges related to excess inventory and other asset impairments.

As a result of the restructuring program, the Company recorded restructuring charges and related asset impairments of $77.3 million classified as operating expenses and an excess inventory charge of $102.4 million classified as cost of revenue. In addition, the Company recorded charges totaling $22.7 million classified as a non-operating expense, relating to impairments of investments in non-publicly traded companies that were determined to be other than temporary. The following paragraphs provide detailed information relating to the restructuring charges and related asset impairments which were recorded during the first quarter of fiscal 2002.

   Workforce reduction

The restructuring program resulted in the reduction of 239 regular employees across all business functions and geographic regions. The workforce reductions were substantially completed in the first quarter of fiscal 2002. The Company recorded a workforce reduction charge of approximately $7.1 million relating primarily to severance and fringe benefits. In addition the number of temporary and contract workers employed by the Company was also reduced.

   Consolidation of facilities and certain other costs

The Company recorded a charge of $17.2 million relating to the consolidation of excess facilities and certain other costs. The total charge includes $11.2 million related to the write-down of certain land, as well as lease terminations and non-cancelable lease costs. The Company also recorded other restructuring costs of $6.0 million relating primarily to administrative expenses and professional fees in connection with the restructuring activities.

   Inventory and asset write-downs

The Company recorded a charge of $155.5 million relating to the write-down of inventory to its net realizable value and the impairment of certain other assets. The total charge includes $102.4 million of inventory write-downs and purchase commitments for inventory which was recorded as part of cost of revenue. This excess inventory charge was due to a severe decline in the demand for the Company's products. The Company also recorded charges totaling $53.1 million for asset impairments, including the assets related to the Company's vendor financing agreements and fixed assets that were abandoned by the Company. Since revenue had been recognized under the vendor financing agreements on a cash basis, the amount of the impairment loss was limited to the cost of the systems shipped to the vendor financing customers.

   Losses on Investments

The Company recorded charges totaling $22.7 million for impairments of investments in non-publicly traded companies that were determined to be other than temporary. The impairment charges were classified as a non-operating expense.

The restructuring charges and related asset impairments recorded in the first quarter of fiscal 2002 are summarized as follows (in thousands):

                                                                                                                     Accrual
                                                                 Total                                             Balance at
                                                             Restructuring       Non-cash             Cash         October 27,
                                                                Charge           Charges            Payments          2001
                                                                ------           -------            --------          ----
Workforce reduction                                             $  7,106         $    173             $645           $ 6,288
Facility consolidations and certain other costs                   17,181            8,522               --             8,659
Inventory and asset write-downs                                  155,451          105,081               --            50,370
Losses on investments                                             22,737           22,737               --                --
                                                                --------         --------             ----           -------

Total                                                           $202,475         $136,513             $645           $65,317
                                                                ========         ========             ====           =======

The remaining cash expenditures relating to workforce reductions will be substantially paid by the third quarter of fiscal 2002. Facility consolidation charges will be paid over the respective lease terms through fiscal 2005. The Company expects to substantially complete the fiscal 2002 restructuring program by the first quarter of fiscal 2003.


8.    Recent Accounting Pronouncements

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

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. Although SFAS No. 142 is not required to be adopted by the Company until fiscal 2003, its provisions must be applied to goodwill and other intangible assets acquired after June 30, 2001. As of October 27, 2001, the Company does not have any goodwill or other intangible assets relating to business combinations that were accounted for under APB Opinion No. 16. Accordingly, the adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses the financial accounting and reporting for the disposal of long-lived assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Accordingly, the Company will be required to adopt SFAS 144 in the first quarter of fiscal 2003. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 144 will have on its financial position and results of operations.

9.    Litigation

Beginning on July 2, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors and the underwriters for the Company's initial public offering on October 21, 1999.
Some of the complaints also include the underwriters for the Company's follow-on offering on March 14, 2000. The complaints were filed on behalf of persons who purchased the Company's common stock during specified periods, all beginning on October 21 or October 22, 1999 and ending on various dates, the latest of which is August 10, 2001. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the assertion that the Company's lead underwriters, the Company and the other named defendants made material false and misleading statements in the Company's prospectus incorporated in its registration statements on Form S-1 filed with the SEC in October 1999 and March 2000 because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the Company's public offerings and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. The complaints allege claims against the Company, several of the Company's officers and directors and the underwriters under Sections 11 and 15 of the Securities Act. The complaints also allege claims solely against the underwriter defendants under Section 12(a)(2) of the Securities Act and some of the complaints allege claims against the Company and the individual defendants under
Section 10(b) of the Exchange Act. The complaints against the Company have been consolidated into a single action. Because the action against the Company is being coordinated with over two hundred other nearly identical actions filed against other companies, it is not yet clear when or whether a consolidated complaint will be filed against the Company. The Company is not required to respond before a consolidated complaint is filed. The actions seek damages in an unspecified amount. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously. The Company is not currently able to estimate the possibility of loss or range of loss, if any, relating to these claims.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's results of operations or financial position.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, we wish to caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including, without limitation, those risks and uncertainties discussed under the heading "Factors That May Affect Future Operating Results" contained in our Annual Report on Form 10-K and other reports we file from time to time with the SEC and the risks and uncertainties discussed under the captions "Risks Related To Our Business" and "Risks Related to the Securities Market." Forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may, " "should," "will," and "would" or similar words.

Overview

We are a leading provider of intelligent optical networking products that enable telecommunications service providers to quickly and cost-effectively transform the capacity created by their fiber optic networks into usable bandwidth for the deployment of new high-speed data services. Since our inception in February 1998, our revenue has increased from $11.3 million for the fiscal year ended July 31, 1999 to $374.7 million for the fiscal year ended July 31, 2001. However, our revenue declined significantly beginning in the third quarter of fiscal 2001 due to unfavorable economic conditions caused by a rapid and significant decrease in capital spending by telecommunications service providers. As a result, emerging service providers, which had been the early adopters of our technology, were no longer able to continue to fund aggressive deployments of equipment within their networks due to their inability to access the capital markets. This trend was compounded by decisions by incumbent service providers to slow their capital expenditures significantly. Our revenue has been and continues to be negatively impacted by these unfavorable economic conditions.

We currently anticipate that the cost of revenue and the resulting gross margin will continue to be adversely affected by several factors, including reduced demand for our products, effect of new product introductions including volumes and manufacturing efficiencies, component limitations, the mix of products sold, competitive pricing, and possible increases in inventory levels which could increase our exposure to excess and obsolete inventory charges. While we have taken actions to reduce our cost structure, we anticipate that we will continue to incur operating losses unless our revenue increases significantly compared to current levels. During the last half of fiscal 2001 and the first quarter of fiscal 2002, we incurred substantial operating losses totaling $536.7 million, which includes restructuring and other charges totaling $345.6 million. We expect to incur operating losses until the overall economic environment and the demand for our products improves. At this time, we have limited visibility into future revenue and cannot predict, when or if, the economic environment and the demand for our products will improve.


Results of Operations

Revenue

Revenue for the first quarter of fiscal 2002 decreased 82% to $21.2 million from $120.4 million for the first quarter of fiscal 2001. The decrease in revenue was due to the decline in the overall economic environment, in particular the reductions in capital spending by our target customers. For the first quarter of fiscal 2002, two customers represented more than ten percent of revenue on an individual basis, compared to three customers for the same period in fiscal 2001. Sales to emerging carriers, which had represented a large percentage of our revenue in the first quarter of fiscal 2001, were insignificant in the first quarter of fiscal 2002, and we expect this trend to continue for the foreseeable future. While we have redirected our marketing efforts towards incumbent carriers, these customers typically have longer sales evaluation cycles than emerging carriers, and many incumbent carriers have also announced significant reductions in their capital expenditure budgets. Accordingly, there can be no certainty as to the severity or duration of the current economic downturn and its impact on our future revenue.

Cost of Revenue

Cost of revenue for the first quarter of fiscal 2002 increased 91% to $122.6 million from $64.1 million for the first quarter of fiscal 2001. Cost of revenue for the first quarter of fiscal 2002 includes a charge of $102.4 million relating to excess inventory attributable to the significant reduction in the Company's demand forecasts. Excluding the effect of this charge, cost of revenue decreased by 69% to $20.2 million for the first quarter of fiscal 2002, and represented 95% of total revenue for the first quarter of fiscal 2002, compared to 53% for the first quarter of fiscal 2001. Excluding the impact of the excess inventory charge, the increase in cost of revenue as a percentage of revenue reflects the overall decrease in revenue and lower utilization of certain fixed manufacturing and customer support costs.

Research and Development Expenses

Research and development expenses for the first quarter of fiscal 2002 increased 2% to $36.5 million from $35.7 million for the first quarter of fiscal 2001.
The slight increase in expenses was primarily due to higher depreciation expense due to increased investments in lab and testing equipment.

Sales and Marketing Expenses

Sales and marketing expenses for the first quarter of fiscal 2002 decreased 21% to $13.7 million from $17.4 million for the first quarter of fiscal 2001. The decrease in expenses was primarily due to reduced costs for personnel and related expenses due to the Company's restructuring activities as well as decreased program marketing costs.

General and Administrative Expenses

General and administrative expenses for the first quarter of fiscal 2002 decreased 21% to $3.2 million from $4.1 million for the first quarter of fiscal 2001. The decrease in expenses was primarily due to reduced costs for personnel and related expenses due to the Company's restructuring activities.

Amortization of Stock Compensation

Amortization of stock compensation expense for the first quarter of fiscal 2002 decreased 85% to $6.3 million from $42.8 million for the first quarter of fiscal 2001. Amortization of stock compensation expense primarily resulted from the granting of stock options and restricted shares with exercise or sale prices which were deemed to be below fair market value. The decrease in amortization expense is primarily due to $36.3 million of amortization expense that was recorded during the first quarter of fiscal 2001, due to the accelerated vesting of certain restricted stock and stock options in connection with the acquisition of Sirocco Systems, Inc. ("Sirocco"). Amortization of stock compensation relating to these option grants and restricted shares is expected to impact our reported results of operations through the fourth quarter of fiscal 2005.

Restructuring Charges and Related Asset Impairments

As a result of a continued decline in overall economic conditions and further reductions in capital spending by telecommunications service providers, we implemented a second restructuring program in the first quarter of fiscal 2002, designed to further reduce expenses to align resources with long-term growth opportunities. The restructuring program included a workforce reduction, consolidation of excess facilities, and charges related to excess inventory and other asset impairments.

As a result of the restructuring program, we recorded restructuring charges and related asset impairments of $77.3 million classified as operating expenses and an excess inventory charge of $102.4 million classified as cost of revenue. In addition, we recorded charges totaling $22.7 million classified as a non-operating expense, relating to impairments of investments in non-publicly traded companies that were determined to be other than temporary. We expect pretax savings of approximately $45 million in annual operating expenses in connection with the restructuring program and certain cost reduction initiatives, as compared to the levels immediately preceding the restructuring program.

The following paragraphs provide detailed information relating to the restructuring charges and related asset impairments which were recorded during the first quarter of fiscal 2002.

   Workforce reduction

The restructuring program resulted in the reduction of 239 regular employees across all business functions and geographic regions. The workforce reductions were substantially completed in the first quarter of fiscal 2002. We recorded a workforce reduction charge of approximately $7.1 million relating primarily to severance and fringe benefits. In addition the number of temporary and contract workers employed by us was also reduced.

   Consolidation of facilities and certain other costs

We recorded a charge of $17.2 million relating to the consolidation of excess facilities and certain other costs. The total charge includes $11.2 million related to the write-down of certain land, as well as lease terminations and non-cancelable lease costs. We also recorded other restructuring costs of $6.0 million relating primarily to administrative expenses and professional fees in connection with the restructuring activities.

   Inventory and asset write-downs

We recorded a charge of $155.5 million relating to the write-down of inventory to its net realizable value and the impairment of certain other assets. The total charge includes $102.4 million of inventory write-downs and purchase commitments for inventory which was recorded as part of cost of revenue. This excess inventory charge was due to a severe decline in the demand for our products. We also recorded charges totaling $53.1 million for asset impairments, including the assets related to our vendor financing agreements and fixed assets that were abandoned by us. Since revenue had been recognized under the vendor financing agreements on a cash basis, the amount of the impairment loss was limited to the cost of the systems shipped to the vendor financing customers.

   Losses on Investments

We recorded charges totaling $22.7 million for impairments of investments in non-publicly traded companies that were determined to be other than temporary. The impairment charges were classified as a non-operating expense.

The restructuring charges and related asset impairments recorded in the first quarter of fiscal 2002 are summarized as follows (in thousands):

                                                                                                                      Accrual
                                                                 Total                                              Balance at
                                                             Restructuring        Non-cash              Cash        October 27,
                                                                Charge            Charges             Payments         2001
                                                                ------            -------             --------         ----
Workforce reduction                                             $  7,106          $    173              $645          $ 6,288
Facility consolidations and certain other costs                   17,181             8,522                --            8,659
Inventory and asset write-downs                                  155,451           105,081                --           50,370
Losses on investments                                             22,737            22,737                --               --
                                                                --------          --------              ----          -------

Total                                                           $202,475          $136,513              $645          $65,317
                                                                ========          ========              ====          =======

The remaining cash expenditures relating to workforce reductions will be substantially paid by the third quarter of fiscal 2002. Facility consolidation charges will be paid over the respective lease terms through fiscal 2005. We expect to substantially complete the fiscal 2002 restructuring program by the first quarter of fiscal 2003.

Acquisition Costs

Acquisition costs for the first quarter of fiscal 2001 were $4.9 million related to the acquisition of Sirocco. These costs included legal and accounting services and other professional fees associated with the transaction.

Interest and Other Income, Net

Interest and other income, net decreased to $13.2 million for the first quarter of fiscal 2002 compared to $22.3 million for the first quarter of fiscal 2001. The decrease was primarily attributable to lower interest rates and a lower average cash balance during the first quarter of fiscal 2002.

Provision for Income Taxes

We did not provide for taxes for the first quarter of fiscal 2002 or the first quarter of fiscal 2001 due to the net loss in each period.


Liquidity and Capital Resources

Total cash, cash equivalents and investments were $1.15 billion at October 27, 2001. Included in this amount were cash and cash equivalents of $291.9 million, compared to $492.5 million at July 31, 2001. The decrease in cash and cash equivalents of $200.6 million was attributable to cash used in operating activities of $94.7 million and cash used in investing activities of $106.2 million, offset by cash provided by financing activities of $0.3 million.

Cash used in operating activities of $94.7 million consisted of the net loss for the period of $247.9 million, adjusted for non-cash charges totaling $155.1 million and changes in working capital totaling $1.9 million. Non-cash charges included depreciation and amortization, restructuring charges and related asset impairments, and amortization of stock compensation. Cash used in investing activities of $106.2 million consisted primarily of net purchases of investments of $98.7 million and purchases of property and equipment of $5.9 million. Cash provided by financing activities of $0.3 million consisted primarily of the proceeds received from employee stock plan activity.

During the first quarter of fiscal 2002, each of our two major vendor financing customers experienced a significant deterioration in their financial condition. As a result, we determined that we were unlikely to realize any significant proceeds from these vendor financing agreements, under which a total of $81.7 million had been drawn down. Accordingly, we recorded an impairment charge for the assets related to these financing agreements. Since revenue had been recognized under the financing agreements on a cash basis, the amount of the impairment loss was limited to the cost of the systems shipped to the vendor financing customers, which had been recorded in other long-term assets.

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

Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS AND CONDITIONS SPECIFIC TO THE TELECOMMUNICATIONS INDUSTRY

  As a result of unfavorable economic conditions and a sudden and severe decline in the purchasing patterns of our customers, our revenue began to decline in the third and fourth quarters of fiscal 2001, and declined significantly in the first quarter of fiscal 2002, each as compared to the respective periods in the previous year. The economic downturn and reduced capital spending by telecommunications service providers has also resulted in longer selling cycles with extended trial periods for new equipment purchases. In addition, recent terrorist acts appear to have added additional uncertainty to an already weak overall economic environment. Further acts of war or terrorism may adversely affect our business, operating results and financial condition. Our business and results of operations have been, and will continue to be seriously harmed if current economic conditions do not improve.

WE ARE ENTIRELY DEPENDENT ON OUR LINE OF INTELLIGENT OPTICAL NETWORKING PRODUCTS AND OUR FUTURE REVENUE DEPENDS ON THEIR COMMERCIAL SUCCESS

  Our future revenue depends on the commercial success of our line of intelligent optical networking products. As of October 27, 2001, our SN 3000 Optical Access Switch, SN 8000 Intelligent Optical Network Node, SN 10000 Intelligent Optical Transport System, SN 16000 Intelligent Optical Switch and Silvx Manager Network Management System are the only products that are currently available for sale to customers. To be successful, we believe that we must continually enhance the capabilities of our existing products, and successfully develop and introduce new products. We cannot assure you that we will be successful in completing the development, introduction or production manufacturing of new products or enhancing our existing products. Failure of our current or planned products to operate as expected could delay or prevent their adoption. If our target customers do not adopt, purchase and successfully deploy our current and planned products, our results of operations could be adversely affected.

WE EXPECT THAT SUBSTANTIALLY ALL OF OUR REVENUE WILL BE GENERATED FROM A LIMITED NUMBER OF CUSTOMERS, AND OUR REVENUE IS SUBSTANTIALLY DEPENDENT UPON SALES OF PRODUCTS TO THESE CUSTOMERS

  We currently have a limited number of customers, one of whom, Williams Communications, accounted for 47%, 92%, and 100% of our revenue during fiscal 2001, 2000 and 1999, respectively. Another customer, 360networks, accounted for 11% of our revenue in fiscal 2001. As a result of unfavorable economic and other conditions, several of our largest customers to date, including Williams and 360networks, have slowed their capital expenditures and decreased their rate of ordering products from us. In addition, in any given quarter, a relatively small number of customers typically comprise a large percentage of total revenue, though the composition of these customers varies from quarter to quarter.

  Historically, a large percentage of our sales have been made to emerging carriers such as Williams and 360networks. Many of these emerging carriers have recently begun to experience severe financial difficulties. As a result, we believe that sales to emerging carriers are likely to be at reduced levels, and to be successful, we will need to increase our sales to incumbent carriers, which typically have longer sales evaluation cycles and with which we have limited experience in selling our products. There can be no assurance that we will be successful in increasing our sales to incumbent carriers.

  None of our customers are contractually committed to purchase any minimum quantities of products from us. We expect that in the foreseeable future a majority of our revenue will continue to depend on sales of our intelligent optical networking products to a limited number of customers. The rate at which our current and prospective customers purchase products from us will depend, in part, on their success in selling communications services based on these products to their own customers. Many incumbent carriers have recently announced reductions in their capital expenditure budgets, reduced their revenue forecasts, or announced restructurings. Any failure of current or prospective customers to purchase products from us for any reason, including any determination not to install our products in their networks or a downturn in their business, would seriously harm our financial condition or results of operations.


WE EXPECT GROSS MARGINS TO REMAIN AT REDUCED LEVELS IN THE NEAR TERM

  Our gross margins declined significantly compared to historical levels beginning in the third quarter of fiscal 2001. In the first quarter of fiscal 2002, our gross profit was 5% of revenue after excluding the effect of excess inventory charges. We currently anticipate that gross margins may continue to be adversely affected by several factors, including reduced demand for our products, effect of new product introductions including volumes and manufacturing efficiencies, component limitations, the mix of products sold, competitive pricing, and possible increases in inventory levels which could increase our exposure to excess and obsolete inventory charges, such as the charge which occurred in the first quarter of fiscal 2002.

OUR FAILURE TO GENERATE SUFFICIENT REVENUE WOULD PREVENT US FROM ACHIEVING PROFITABILITY


  Beginning in the third quarter of fiscal 2001, our revenue declined considerably and we incurred significant operating losses during the last half of fiscal 2001 and the first quarter of fiscal 2002. As of October 27, 2001, we had an accumulated deficit of $549.4 million. We cannot assure you that our revenue will increase or that we will generate sufficient revenue to achieve or sustain profitability. While we have implemented restructuring programs designed to decrease the Company's business expenses, we will continue to have large fixed expenses and we expect to continue to incur significant sales and marketing, product development, customer support and service, administrative and other expenses. As a result, we will need to generate significantly higher revenue over the current levels in order to achieve and maintain profitability.


THE UNPREDICTABILITY OF OUR QUARTERLY RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK


  Our revenue and operating results have varied significantly from quarter to quarter. For example, from the fourth quarter of fiscal 1999 through the second quarter of fiscal 2001, our revenue increased each quarter sequentially compared to the previous quarter. However, beginning in the third quarter of fiscal 2001, our revenue declined due to a sudden and severe decline in the purchasing patterns of our customers, and as a result, we have incurred significant operating losses since that time. We believe that our revenue and operating results are likely to continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:


 * fluctuation in demand for intelligent optical networking products;

 * the timing and size of sales of our products;

 * the length and variability of the sales cycle for our products, which we believe is increasing in length;

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

  While we have implemented restructuring and cost control programs, we plan to continue to invest in our business, to continue to maintain a strong product development and customer support infrastructure so as to be poised to move quickly when economic conditions recover. Our operating expenses are largely based on the requirements that we believe are necessary to support sales to incumbent carriers, and a high percentage of our expenses are, and will continue to be, fixed. As a result, we currently expect to continue to incur operating losses unless revenue increases significantly above the current levels.

  Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. You should not rely on our results for one quarter as any indication of our future performance. Occurrences of the foregoing factors are extremely difficult to predict. In addition, our ability to forecast our future business
has been significantly impaired by the general economic downturn.   As a result,
our future operating results may be below our expectations or those of public market analysts and investors, and our net sales may continue to decline or recover at a slower rate than anticipated by us or analysts and investors. In either event, the price of our common stock could decrease.

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

 * loss of or delay in revenue and loss of market share;

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

THE LONG AND VARIABLE SALES CYCLES FOR OUR PRODUCTS MAY CAUSE REVENUE AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER


  A customer's decision to purchase our intelligent optical networking products involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. As a result, our sales cycle is lengthy and recently has increased in length, as we have directed our sales efforts towards incumbent carriers. Throughout the sales cycle, we spend considerable time and expense educating and providing information to prospective customers about the use and features of our products. Even after making a decision to purchase, we believe that our customers will deploy the products slowly and deliberately. Timing of deployment can vary widely and depends on the economic environment of our customers, the skills of our customers, the size of the network deployment and the complexity of our customers' network environment. Customers with complex networks usually expand their networks in large increments on a periodic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular and unpredictable basis. Because of our limited operating history and the nature of our business, we cannot predict these sales and deployment cycles. The long sales cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, may cause our revenue and results of operations to vary significantly and unexpectedly from quarter to quarter.

OUR LIMITED OPERATING HISTORY MAKES FORECASTING DIFFICULT

  We were founded in February 1998 and began shipping our first product in May 1999. As a result, there is limited meaningful historical financial data upon which investors may evaluate us and our prospects. We also have limited historical financial data upon which to base our projected revenue. Our operating expenses are largely based on the requirements that we believe are necessary to support sales to incumbent carriers, and a high percentage of our expenses are and will continue to be fixed. You should consider the risks and difficulties frequently encountered by companies like ours in a rapidly evolving market. Our ability to sell products and the level of success, if any, we achieve depend, among other things, on the level of demand for intelligent optical networking products, which continues to be a rapidly evolving market.
If we do not achieve our expected revenue, our operating results will be below our expectations and the expectations of our investors and market analysts, which could cause the price of our common stock to decline.

WE MAY NOT BE SUCCESSFUL IF OUR CUSTOMER BASE DOES NOT GROW

  Our future success will depend on our attracting additional customers. The growth of our customer base could be adversely affected by:

 * customer unwillingness to implement our optical networking architecture;

 * any delays or difficulties that we may incur in completing the development, introduction and production manufacturing of our planned products or product enhancements;

 * new product introductions by our competitors;

 * any failure of our products to perform as expected; or

 * any difficulty we may incur in meeting customers' delivery, installation or performance requirements.

WE RELY ON SINGLE SOURCES FOR SUPPLY OF CERTAIN COMPONENTS AND OUR BUSINESS MAY BE SERIOUSLY HARMED IF OUR SUPPLY OF ANY OF THESE COMPONENTS OR OTHER COMPONENTS IS DISRUPTED

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

  In addition, we believe that knowledge of the infrastructure requirements applicable to service providers, experience in working with service providers to develop new services for their customers and an ability to provide vendor-sponsored financing, are important competitive factors in our market. We have a limited ability to provide vendor-sponsored financing and this may influence the purchasing decisions of prospective customers, who may decide to purchase products from one of our competitors who are able to provide more extensive financing programs. Furthermore, as we are increasingly directing our sales efforts towards incumbent carriers which typically have longer sales evaluation cycles, we believe that being able to demonstrate strong financial viability is becoming an increasingly important consideration to our customers in making their purchasing decisions.

  If we are unable to compete successfully against our current and future competitors, we could experience price reductions, order cancellations and reduced gross margins, any one of which could materially and adversely affect our business, results of operations and financial condition.

THE INDUSTRY IN WHICH WE COMPETE IS SUBJECT TO CONSOLIDATION

  We believe that the industry in which we compete may enter into a consolidation phase. Over the past year, the market valuations of the majority of companies in our industry have declined significantly, and many companies have experienced reduced revenue due to factors including decreased customer demand in general, a smaller customer base due to the financial difficulties impacting emerging carriers, financial exposures due to customer financing commitments, and other factors. We expect that the weakened financial position of many companies in our industry may cause acquisition activity to increase. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as we compete to be a single vendor solution and could have a material adverse effect on our business, operating results, and financial condition.

WE DEPEND UPON CONTRACT MANUFACTURERS AND ANY DISRUPTION IN THESE RELATIONSHIPS MAY CAUSE US TO FAIL TO MEET THE DEMANDS OF OUR CUSTOMERS AND DAMAGE OUR CUSTOMER RELATIONSHIPS

  We have limited internal manufacturing capabilities. We rely on our contract manufacturers to manufacture our products in accordance with our specifications and to fill orders on a timely basis. We have supply contracts with Celestica Corporation and Jabil Circuit, Inc., which provide comprehensive manufacturing services, including assembly, test, control and shipment to our customers, and procure material on our behalf. During the normal course of business, we may provide forecasts of our demand to our contract manufacturers up to six months prior to scheduled delivery of products to our customers. If we overestimate our requirements, the contract manufacturers may assess cancellation penalties or we may have excess inventory which could negatively impact our gross margins. If we underestimate our requirements, the contract manufacturers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipment to our customers and revenue recognition. During the first quarter of fiscal 2002, we recorded an excess inventory charge of $102.4 million due to the sudden decline in our forecasted revenue. A portion of this charge was related to inventory purchase commitments.

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

SALES TO EMERGING SERVICE PROVIDERS MAY INCREASE THE UNPREDICTABILITY OF OUR RESULTS

  As a result of current economic and market conditions, decreased funding is available for large capital expenditures by service providers. This decrease in available funding significantly affects spending by our customers that are emerging service providers. In addition, the timing and volume of purchases by emerging service providers can be unpredictable due to other factors, including their need to build a customer base and capacity while working within their budgetary constraints. As a result of economic and other conditions, emerging service providers, which had been the early adopters of our technology, are no longer able to continue to fund aggressive deployments. Our ability to recognize revenue from emerging service providers will depend on the relative financial strength of the particular customer. We may be required to write off or decrease the value of our accounts receivable from a customer whose financial condition materially deteriorates. For example, during the fourth quarter of fiscal 2001, we recorded a specific provision for doubtful accounts of $4.4 million, due to the filing for bankruptcy protection by our customer, 360networks. Decreases in purchasing volume of emerging service providers or changes in the financial condition of emerging service provider customers could have a material adverse effect on our results of operations.

THE INTELLIGENT OPTICAL NETWORKING MARKET IS EVOLVING AND OUR BUSINESS WILL SUFFER IF IT DOES NOT DEVELOP AS WE EXPECT


  The market for intelligent optical networking products continues to evolve. Over the past six to nine months, there has been a sharp decline in capital spending by our current and prospective customers. We cannot assure you that a viable market for our products will develop or be sustainable. If this market does not develop, develops more slowly than we expect or is not sustained, our business, results of operations and financial condition would be seriously harmed.

IF OUR PRODUCTS DO NOT INTEROPERATE WITH OUR CUSTOMERS' NETWORKS, INSTALLATIONS WILL BE DELAYED OR CANCELLED AND WE COULD HAVE SUBSTANTIAL PRODUCT RETURNS, WHICH COULD SERIOUSLY HARM OUR BUSINESS


  Many of our customers utilize multiple protocol standards, and each of our customers may have different specification requirements to interface with their existing networks. Our customers' networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Specifically, incumbent carriers typically have less evolutionary networks that contain more generations of products. Our products must interoperate with all of the products within our customers' networks as well as future products in order to meet our customers' requirements. The requirement that we modify product design in order to achieve a sale may result in a longer sales cycle, increased research and development expense and reduced margins on our products. If our products do not interoperate with those of our customers' networks, installations could be delayed, orders for our products could be cancelled or our products could be returned. This would also seriously harm our reputation, all of which could seriously harm our business and prospects.

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

  The majority of our product sales to date have been to emerging carriers rather than incumbent carriers. We believe that it is important for us to increase our sales to incumbent carriers, including incumbent local exchange carriers such as the Regional Bell Operating Companies ("RBOCs"). Incumbent carriers typically have longer sales evaluation cycles than emerging carriers, and we have limited experience in selling our products to incumbent carriers.
In addition, we will need to invest in product certification standards such as the Operations System Integration and Modification of Network Elements ("OSMINE") standard, which will be necessary for us to increase our sales to the RBOCs. While we have made a commitment to invest resources in obtaining such certification standards, there can be no assurance that we will be able to establish or maintain strong customer relationships or that such efforts will enable us to increase our sales to incumbent carriers.

OUR FAILURE TO CONTINUALLY IMPROVE OUR INTERNAL CONTROLS AND SYSTEMS, AND RETAIN NEEDED PERSONNEL COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS


  Since inception, the scope of our operations has increased and we have grown our headcount substantially. However, over the past three quarters our headcount levels have been reduced significantly, due primarily to our restructuring actions. At October 27, 2001, we had a total of 701 employees, which represents a reduction of approximately 35% from headcount levels
immediately prior to the restructuring actions.   Our initial growth, followed
by recent headcount reductions, has placed a significant strain on our management systems and resources. Our ability to successfully offer our products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial, managerial and manufacturing controls and reporting systems, and will need to effectively manage our headcount levels worldwide. We may not be able to implement adequate control systems in an efficient and timely manner. In spite of recent economic conditions, competition for highly skilled personnel is intense, especially in the New England area where we are headquartered. Any failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could adversely affect our results of operations.

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


  Companies in our industry, whose employees accept positions with competitors, frequently claim that their competitors have engaged in unfair hiring practices. We cannot assure you that we will not receive claims of this kind or other claims relating to our employees in the future as we seek to hire qualified personnel or that those claims will not result in material litigation. During the third quarter of fiscal 2001 and the first quarter of fiscal 2002, we terminated approximately 371 employees in response to changing market conditions, and as a result, may face claims relating to their compensation and/or wrongful termination based on discrimination. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of their merits. In addition, defending ourselves or our employees from such claims could divert the attention of our management away from our operations.


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

WE MAY FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL EXPANSION THAT COULD IMPAIR OUR ABILITY TO GROW OUR REVENUE ABROAD


  International sales represented 35% of total revenue in fiscal 2001, and more than 50% of total revenue in the first quarter of fiscal 2002, and we intend to continue to expand our sales into international markets. This expansion will require significant management attention and financial resources to develop successfully direct and indirect international sales and services channels and to support customers in international markets. We may not be able to develop international market demand for our products.

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

   * necessity to work with third parties in certain countries to perform installation and obtain customer acceptance, and the resulting potential impact on revenue recognition;

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

ANY ACQUISITIONS OR STRATEGIC INVESTMENTS WE MAKE COULD DISRUPT OUR BUSINESS AND SERIOUSLY HARM OUR FINANCIAL CONDITION


  As part of our ongoing business development strategy, we consider acquisitions and strategic investments in complementary companies, products or technologies. We completed the acquisition of Sirocco Systems, Inc. in September 2000, and may consider making other acquisitions from time to time. In the event of an acquisition, we could:

   * issue stock that would dilute our current stockholders' percentage ownership;

   * incur debt;

   * assume liabilities;

   * record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

   * incur amortization expenses related to certain intangible assets;

   * incur large and immediate write-offs; or

   * become subject to litigation;


  Our ability to achieve the benefits of any acquisition, will also involve numerous risks, including:

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

  As of October 27, 2001, we have made strategic investments in privately held companies totaling approximately $26.0 million, and we may decide to make additional investments in the future. During the first quarter of fiscal 2002, we recorded impairment losses of $22.7 million relating to these investments. These types of investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in certain or all of these companies.

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

  During the first quarter of fiscal 2002, we experienced losses relating to our two current vendor financing customers, as each of them experienced a significant deterioration in their financial condition. As a result, we determined that we were unlikely to realize any significant proceeds from these vendor financing agreements, under which a total of $81.7 million had been drawn down, and accordingly, recorded an impairment charge for the assets related to these transactions. Since revenue had been recognized under the financing agreements on a cash basis, the amount of the impairment loss was limited to the cost of the systems shipped to the vendor financing customers, which had been recorded in other long-term assets.

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

  Beginning on July 2, 2001, several purported securities class action complaints were filed against the Company, several of its officers and directors and the Company's lead underwriters in connection with the Company's initial public offering and secondary offering. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously. However, defending the Company and its officers against these complaints may result in substantial costs and a diversion of management's
attention and resources.   See Part II, Item 1 - Legal Proceedings for
additional details regarding these cases.

THERE MAY BE SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK THAT COULD CAUSE OUR STOCK PRICE TO FALL, OR INCREASE THE VOLATILITY OF OUR STOCK PRICE

  As of October 27, 2001 options to purchase a total of 18.1 million shares of our common stock were outstanding. In addition, we plan to issue options to purchase approximately 12.5 million shares during the second quarter of fiscal 2002, in accordance with the terms of an option exchange program in which most of our employees were eligible to participate. While these options are subject to vesting schedules, a number of the shares underlying these options are freely tradable. Sales of a substantial number of shares of our common stock could cause our stock price to fall or increase the volatility of our stock price. In addition, sales of shares by our stockholders could impair our ability to raise capital through the sale of additional stock.

INSIDERS OWN A SUBSTANTIAL NUMBER OF SYCAMORE SHARES AND COULD LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS, INCLUDING CHANGES OF CONTROL


  As of October 27, 2001, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 42.2% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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


Interest Rate Sensitivity

  We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including: commercial paper, certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increase immediately and uniformly by 10 percent from levels at October 27, 2001, the fair value of the portfolio would decline by approximately $2.1 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.


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

Part II. Other Information

Item 1.  Legal Proceedings

Beginning on July 2, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors and the underwriters for the Company's initial public offering on October 21, 1999.
Some of the complaints also include the underwriters for the Company's follow-on offering on March 14, 2000. The complaints were filed on behalf of persons who purchased the Company's common stock during specified periods, all beginning on October 21 or October 22, 1999 and ending on various dates, the latest of which is August 10, 2001. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the assertion that the Company's lead underwriters, the Company and the other named defendants made material false and misleading statements in the Company's prospectus incorporated in its registration statements on Form S-1 filed with the SEC in October 1999 and March 2000 because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the Company's public offerings and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. The complaints allege claims against the Company, several of the Company's officers and directors and the underwriters under Sections 11 and 15 of the Securities Act. The complaints also allege claims solely against the underwriter defendants under Section 12(a)(2) of the Securities Act and some of the complaints allege claims against the Company and the individual defendants under
Section 10(b) of the Exchange Act. The complaints against the Company have been consolidated into a single action. Because the action against the Company is being coordinated with over two hundred other nearly identical actions filed against other companies, it is not yet clear when or whether a consolidated complaint will be filed against the Company. The Company is not required to respond before a consolidated complaint is filed. The actions seek damages in an unspecified amount. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously. The Company is not currently able to estimate the possibility of loss or range of loss, if any, relating to these claims.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's results of operations or financial position.



Item 6. Exhibits and Reports on Form 8-K

Exhibits:

(a) List of Exhibits

      Number   Exhibit Description
      ------   -------------------

        3.1    Amended and Restated Certificate of Incorporation of the Company
               (2)

        3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

        3.3 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

        3.4    Amended and Restated By-Laws of the Company (2)

        4.1    Specimen common stock certificate (1)

        4.2 See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company
               (2)(3)

(1) Incorporated by reference to Sycamore Networks Inc.'s Registration Statement on Form S-1 (Registration Statement No. 333-84635).

(2) Incorporated by reference to Sycamore Networks Inc.'s Registration Statement on Form S-1 (Registration Statement File No. 333-30630).

(3) Incorporated by reference to Sycamore Networks Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Commission on March 13, 2001.


(b) Reports on Form 8-K : The Company filed a Current Report on Form 8-K on October 19, 2001 relating to a press release issued by the Company providing revised guidance as to its revenue and earnings for the first fiscal quarter ending October 27, 2001.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Sycamore Networks, Inc.


/s/ Frances M. Jewels
---------------------
Frances M. Jewels
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)


Dated: December 7, 2001

    EXHIBIT INDEX

    Number    Exhibit Description
    ------    -------------------

      3.1     Amended and Restated Certificate of Incorporation of the Company
              (2)

      3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

      3.3 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

      3.4     Amended and Restated By-Laws of the Company (2)

      4.1     Specimen common stock certificate (1)

      4.2 See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company
              (2)(3)


(1) Incorporated by reference to Sycamore Networks Inc.'s Registration Statement on Form S-1 (Registration Statement No. 333-84635).

(2) Incorporated by reference to Sycamore Networks Inc.'s Registration Statement on Form S-1 (Registration Statement File No. 333-30630).

(3) Incorporated by reference to Sycamore Networks Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Commission on March 13, 2001