Form 10-Q
period 2002-01-26
SYCAMORE NETWORKS INC
filed 2002-03-04
CIK 1092367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 26, 2002

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
         (State or other jurisdiction           (I.R.S. Employer
         of incorporation or organization)      Identification No.)

                                150 Apollo Drive
                              Chelmsford, MA 01824
                    (Address of principal executive offices)
                                   (Zip code)

                                 (978) 250-2900
              (Registrant's telephone number, including area code)

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

The number of shares outstanding of the Registrant's Common Stock as of February 28, 2002 was 273,680,683.

Sycamore Networks, Inc.

Index
-----


Part I.     Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets as of January 26, 2002 and July 31, 2001                       3

            Consolidated Statements of Operations for the three and six months
            ended January 26, 2002 and January 27, 2001                                                4

            Consolidated Statements of Cash Flows for the six months
            ended January 26, 2002 and January 27, 2001                                                5

            Notes to Consolidated Financial Statements                                                 6

Item 2.     Management's Discussion and Analysis of Financial

            Condition and Results of Operations                                                       12

Item 3.     Quantitative and Qualitative Disclosure About Market Risk                                 29

Part II.    Other Information

Item 1.     Legal Proceedings                                                                         30

Item 4.     Submission of Matters to a Vote of Security Holders                                       30

Item 6.     Exhibits and Reports on Form 8-K                                                          31

            Signature                                                                                 32

            Exhibit Index                                                                             33

Part I. Financial Information
ITEM 1. FINANCIAL STATEMENTS

SYCAMORE NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PAR VALUE)


                                                                  January 26,     July 31,
                                                                      2002          2001
                                                                      ----          ----
Assets
Current assets:
  Cash and cash equivalents                                       $    294,177  $    492,500
  Short-term investments                                               388,302       332,471
  Accounts receivable, net of allowance for doubtful accounts of $5,185 and $4,773 at January 26, 2002 and July 31, 2001,
   respectively                                                         33,179        41,477
  Inventories, net                                                      15,128        66,939
  Prepaids and other current assets                                     13,419        13,739
                                                                  ------------  ------------
Total current assets                                                   744,205       947,126
                                                                  ------------  ------------

Property and equipment, net                                             66,372       106,625
Long-term investments                                                  397,979       423,578
Other assets                                                            16,752        73,992
                                                                  ------------  ------------
Total assets                                                      $  1,225,308  $  1,551,321
                                                                  ============  ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                $     11,054  $     62,513
  Accrued expenses                                                      24,541        25,199
  Accrued restructuring costs                                           56,375        61,003
  Deferred revenue                                                       6,602         6,607
  Other current liabilities                                              5,696         8,139
                                                                  ------------  ------------
Total current liabilities                                              104,268       163,461

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000 shares authorized; none
    issued or outstanding                                                   --            --
  Common stock, $.001 par value; 2,500,000 shares authorized;              274           274
    273,681 shares issued and outstanding at January 26, 2002
    and July 31, 2001, respectively
  Additional paid-in capital                                         1,736,711     1,738,505
  Accumulated deficit                                                 (584,713)     (301,429)
  Deferred compensation                                                (35,731)      (54,110)
  Treasury stock, at cost, 1,355 and 680 shares held at
    January 26, 2002 and July 31, 2001, respectively                      (211)         (126)
  Accumulated other comprehensive income                                 4,710         4,746
                                                                  ------------  ------------
Total stockholders' equity                                           1,121,040     1,387,860
                                                                  ------------  ------------

Total liabilities and stockholders' equity                        $  1,225,308  $  1,551,321
                                                                  ============  ============



      The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                            Three Months Ended         Six Months Ended
                                                                            -------------------        ----------------
                                                                         January 26,  January 27,  January 26, January 27,
                                                                            2002         2001        2002         2001
                                                                            ----         ----        ----         ----
Revenue ..............................................................    $  21,800    $ 149,243    $  43,043  $ 269,691
Cost of revenue (exclusive of non-cash stock compensation expense of
$437, $488, $953 and $2,131) .........................................       19,402       79,111      142,017    143,250
                                                                          ---------    ---------    ---------  ---------
Gross profit (loss) ..................................................        2,398       70,132      (98,974)   126,441

Operating expenses:
   Research and development (exclusive of non-cash stock
    compensation expense of $2,339, $2,902, $5,065 and $28,291) ......       25,985       42,314       62,500     77,993
   Sales and marketing (exclusive of non-cash stock compensation
    expense of $4,099, $2,503, $6,566 and $17,238) ...................       11,379       21,870       25,083     39,270
   General and administrative (exclusive of non-cash stock
    compensation expense of  $702, $567, $1,277 and $1,553) ..........        2,614        4,557        5,804      8,619
   Amortization of stock compensation ................................        7,577        6,460       13,861     49,213
   Restructuring charges and related asset impairments ...............           --           --       77,306         --
   Acquisition costs .................................................           --           --           --      4,948
                                                                          ---------    ---------    ---------  ---------
        Total operating expenses .....................................       47,555       75,201      184,554    180,043
                                                                          ---------    ---------    ---------  ---------

 Loss from operations ................................................      (45,157)      (5,069)    (283,528)   (53,602)
 Losses on investments ...............................................           --           --      (22,737)       --
 Interest and other income, net ......................................        9,808       26,295       22,981     48,624
                                                                          ---------    ---------    ---------  ---------
 Income (loss) before income taxes ...................................      (35,349)      21,226     (283,284)    (4,978)
 Provision for income taxes ..........................................           --        7,429           --      7,429
                                                                          ---------    ---------    ---------  ---------
 Net income (loss) ...................................................    $ (35,349)   $  13,797    $(283,284) $ (12,407)
                                                                          =========    =========    =========  =========

Basic net income (loss) per share ....................................    $   (0.14)   $    0.06    $   (1.13) $   (0.05)
Diluted net income (loss) per share ..................................    $   (0.14)   $    0.05    $   (1.13) $   (0.05)

Shares used in per share calculation - basic .........................      253,150      235,299      251,082    232,979
Shares used in per share calculation - diluted .......................      253,150      281,244      251,082    232,979

     The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                          Six months ended
                                                          ----------------
                                                      January 26,  January 27,
                                                         2002          2001
                                                         ----          ----
Cash flows from operating activities:
 Net loss                                              $ (283,284)  $ (12,407)
 Adjustments to reconcile net loss to net
 cash (used in) provided by operating activities:
  Depreciation and amortization                            22,513      13,753
  Restructuring charges and related asset impairments     136,513          --
  Amortization of stock compensation                       13,861      49,213
  Tax benefit from employee stock plans                        --      11,192
Changes in operating assets and liabilities:
  Accounts receivable                                       8,298     (51,162)
  Inventories                                              (1,248)    (26,214)
  Prepaids and other current assets                           320       8,807
  Deferred revenue                                             (5)     (4,740)
  Accounts payable                                        (51,459)     39,544
  Accrued expenses and other liabilities                   (3,101)      7,641
  Accrued restructuring costs                              (4,628)         --
                                                       ----------   ---------
Net cash (used in) provided by operating activities      (162,220)     35,627
                                                       ----------   ---------

Cash flows from investing activities:
     Purchases of property and equipment                  (10,215)    (77,642)
     Purchases of investments                            (530,627)   (372,190)
     Maturities of investments                            500,359     344,671
     Decrease (increase) in other assets                    1,914     (43,078)
                                                       ----------   ---------
Net cash used in investing activities                     (38,569)   (148,239)
                                                       ----------   ---------
Cash flows from financing activities:
     Proceeds from issuance of common stock, net            2,712       5,571
     Purchase of treasury stock                              (246)         --
     Payments received for notes receivable                    --         262
     Payments on notes payable                                 --      (1,780)
                                                       ----------   ---------
 Net cash provided by financing activities                  2,466       4,053
                                                       ----------   ---------

Net decrease in cash and cash equivalents                (198,323)   (108,559)
Cash and cash equivalents, beginning of period            492,500     429,965
                                                       ----------   ---------
Cash and cash equivalents, end of period               $  294,177   $ 321,406
                                                       ==========   =========



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

2. BASIS OF PRESENTATION

The accompanying financial data as of January 26, 2002 and for the three and six months ended January 26, 2002 and January 27, 2001 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of January 26, 2002, and results of operations and cash flows for the three and six months ended January 26, 2002 and January 27, 2001 have been made. The results of operations for the three and six months ended January 26, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

3. REVENUE DETAIL

Components of revenue and cost of revenue included in the consolidated statement of operations are as follows (in thousands):


                            Three Months Ended          Six Months Ended
                            ------------------          ----------------
                          January 26,  January 27,   January 26,   January 27,
                             2002          2001         2002         2001
                             ----          ----         ----         ----
Revenue
  Product                 $  17,123    $  146,414    $   32,897    $  264,241
  Service                     4,677         2,829        10,146         5,450
                          ---------    ----------    ----------    ----------
                          $  21,800    $  149,243    $   43,043    $  269,691
                          ---------    ----------    ----------    ----------

Cost of Revenue
  Product                 $  12,535    $   69,548    $  126,808    $  127,432
  Service                     6,867         9,563        15,209        15,818
                          ---------    ----------    ----------    ----------
                          $  19,402    $   79,111    $  142,017    $  143,250
                          ---------    ----------    ----------    ----------



For the three and six months ended January 26, 2002, two international customers represented the majority of the Company's revenue. For the full fiscal year ending July 31, 2002, the Company anticipates that revenue will continue to be highly concentrated in a relatively small number of customers, and that international revenue will represent a relatively high percentage of total revenue. At January 26, 2002, more than 90% of the Company's accounts receivable balance was attributable to two international customers.

4. NET INCOME (LOSS) PER SHARE

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

                                                                    Three Months Ended              Six Months Ended
                                                                    ------------------              ----------------
                                                                January 26,    January 27,     January 26,    January 27,
                                                                   2002            2001           2002           2001
                                                                   ----            ----           ----           ----
    Numerator
         Net income (loss)                                        $ (35,349)       $  13,797     $ (283,284)     $ (12,407)
                                                                  =========        =========     ==========     ==========
    Denominator
         Weighted-average shares of common stock outstanding        272,370          272,876        272,549        272,662
         Weighted-average shares subject to repurchase              (19,220)         (37,577)       (21,467)       (39,683)
                                                                  ---------        ---------     ----------     ----------

        Shares used in per-share calculation - basic                253,150          235,299        251,082        232,979
                                                                  =========        =========     ==========     ==========

         Weighted-average shares of common stock outstanding        253,150          272,876        251,082        232,979
         Weighted-average common stock equivalents                        -            8,368              -              -
                                                                  ---------        ---------     ----------     ----------

        Shares used in per-share calculation - diluted              253,150          281,244        251,082        232,979
                                                                  =========        =========     ==========     ==========

    Net income (loss) per share:
         Basic                                                    $   (0.14)       $    0.06     $    (1.13)     $   (0.05)
                                                                  =========        =========     ==========     ==========
         Diluted                                                  $   (0.14)       $    0.05     $    (1.13)     $   (0.05)
                                                                  =========        =========     ==========     ==========

Options to purchase 31.2 million and 18.6 million shares of common stock at an average exercise price of $10.69 and $50.71 have not been included in the computation of diluted net income (loss) per share for the three months ended January 26, 2002 and January 27, 2001, respectively, as their effect would have been anti-dilutive. Options to purchase 31.2 million and 33.2 million shares of common stock at an average exercise price of $10.69 and $57.17 have not been included in the computation of diluted net loss per share for the six months ended January 26, 2002 and January 27, 2001, respectively, as their effect would have been anti-dilutive. Warrants to purchase 150,000 shares of common stock at an exercise price of $11.69 have not been included in the computation of diluted net loss per share for the three and six months ended January 26, 2002, as their effect would have been anti-dilutive.

5. STOCK OPTION EXCHANGE OFFER

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

A total of 17.6 million options were accepted for exchange under the Exchange Offer and accordingly, were canceled in June 2001. A total of 1.7 million shares of restricted stock were issued in June 2001 and the Company recorded deferred compensation of $12.6 million related to these grants at that time. Due to cancellations of restricted stock relating to employee terminations, which were primarily due to the Company's fiscal 2002 restructuring program as described in
Note 8, the number of outstanding shares of restricted stock related to the Exchange Offer was subsequently reduced to 1.3 million shares and the total deferred compensation relating to the Exchange Offer was reduced to approximately $10.1 million. The deferred compensation costs will be amortized ratably over the vesting periods of the restricted stock, generally over a four year period, with 25% of the shares vesting one year after the date of grant and the remaining 75% vesting quarterly thereafter. Until the restricted stock vests, such shares are subject to forfeiture in the event the employee leaves the Company.

Upon the completion of the Exchange Offer, options to purchase approximately
15.9 million shares were expected to be granted in the second quarter of fiscal 2002, no sooner than six months and one day from June 20, 2001. However, due to the effect of employee terminations, which were primarily due to the Company's fiscal 2002 restructuring program as described in Note 8, the number of options which were granted in the second quarter of fiscal 2002 related to the Exchange Offer was approximately 12.6 million shares. The new options will generally vest over three years, with 8.34% of the options vesting on the date of grant and the remaining 91.66% vesting quarterly thereafter subject to forfeiture in the event the employee leaves the Company. The new options were granted with an exercise price of $4.89 per share, equal to the fair market value of the Company's common stock on the date of the grant.

6. INVENTORIES, NET

Inventories, net consisted of the following (in thousands):

                              January 26,       July 31,
                                 2002             2001
                                 ----             ----

Raw materials                  $ 4,333          $25,299
Work in process                    463           18,849
Finished goods                  10,332           22,791
                               -------          -------
                               $15,128          $66,939
                               =======          =======

7. COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). The components of comprehensive income (loss) are as follows (in thousands):

                                                        Three Months Ended                 Six Months Ended
                                                        ------------------                 ----------------
                                                   January 26,      January 27,      January 26,      January 27,
                                                      2002             2001             2002              2001
                                                      ----             ----             ----              ----
Net income (loss)                                  $ (35,349)        $  13,797      $ (283,284)       $  (12,407)
Other comprehensive income:
    Unrealized gain (loss) on investments             (2,101)            1,336             (36)              503
                                                   ----------        ---------      -----------       -----------
Comprehensive income (loss)                        $ (37,450)        $  15,133      $ (283,320)       $  (11,904)
                                                   ==========        =========      ===========       ===========

8. RESTRUCTURING AND RELATED ASSET IMPAIRMENTS

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

Fiscal 2001 Restructuring:
--------------------------

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

The restructuring charges and related asset impairments recorded in the third quarter of fiscal 2001, and the reserve activity since that time, are summarized as follows (in thousands):

                                                                          Accrual                  Accrual
                                       Total                Fiscal 2001  Balance at Fiscal 2002  Balance at
                                    Restructuring  Non-cash     Cash      July 31,      Cash     January 26,
                                       Charge      Charges    Payments      2001      Payments      2002
                                       ------      -------    --------      ----      --------      ----
Workforce reductions                  $  4,174     $   829     $ 2,823    $   522     $   380      $   142
Facility consolidations and
certain other costs                     24,437       1,214       1,132     22,091       2,460       19,631
Inventory and asset write-downs        137,285      84,972      13,923     38,390      32,408        5,982
                                      --------     -------     -------    -------     -------      -------

Total                                 $165,896     $87,015     $17,878    $61,003     $35,248      $25,755
                                      ========     =======     =======    =======     =======      =======

The remaining cash expenditures relating to workforce reductions will be substantially paid by the third quarter of fiscal 2002. Facility consolidation charges will be paid over the respective lease terms through fiscal 2007. The fiscal 2001 restructuring program was substantially completed during the first half of fiscal 2002.

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

The restructuring charges and related asset impairments recorded in the first quarter of fiscal 2002, and the reserve activity since that time, are summarized as follows (in thousands):

                                                                                            Accrual
                                                      Total                                Balance at
                                                  Restructuring    Non-cash       Cash     January 26,
                                                     Charge        Charges      Payments      2002
                                                     ------        -------      --------      ----
Workforce reduction                                  $  7,106      $    173      $ 5,267     $ 1,666
Facility consolidations and certain other costs        17,181         8,522          672       7,987
Inventory and asset write-downs                       155,451       105,081       29,403      20,967
Losses on investments                                  22,737        22,737           --          --
                                                     --------      --------      -------     -------

Total                                                $202,475      $136,513      $35,342     $30,620
                                                     ========      ========      =======     =======

The remaining cash expenditures relating to workforce reductions will be substantially paid by the third quarter of fiscal 2002. Facility consolidation charges will be paid over the respective lease terms through fiscal 2005. The Company expects to substantially complete the fiscal 2002 restructuring program by the first quarter of fiscal 2003.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. Although SFAS No. 142 is not required to be adopted by the Company until fiscal 2003, its provisions must be applied to goodwill and other intangible assets acquired after June 30, 2001. As of January 26, 2002, the Company does not have any goodwill or other intangible assets relating to business combinations that were accounted for under APB Opinion No. 16. Accordingly, the adoption of SFAS No. 142 will not have a material impact on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses the financial accounting and reporting for the disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Accordingly, the Company will be required to adopt SFAS No. 144 in the first quarter of fiscal 2003. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial position or results of operations.

10. LITIGATION

Beginning on July 2, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors and the underwriters for the Company's initial public offering on October 21, 1999. Some of the complaints also include the underwriters for the Company's follow-on offering on March 14, 2000. The complaints were filed on behalf of persons who purchased the Company's common stock during specified periods, all beginning on October 21 or October 22, 1999 and ending on various dates, the latest of which is August 10, 2001. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the assertion that the Company's lead underwriters, the Company and the other named defendants made material false and misleading statements in the Company's prospectus incorporated in its registration statements on Form S-1 filed with the SEC in October 1999 and March 2000 because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the Company's public offerings and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. The complaints allege claims against the Company, several of the Company's officers and directors and the underwriters under Sections 11 and 15 of the Securities Act. The complaints also allege claims solely against the underwriter defendants under Section 12(a)(2) of the Securities Act and some of the complaints allege claims against the Company and the individual defendants under Section 10(b) of the Exchange Act. The complaints against the Company have been consolidated into a single action. Because the action against the Company is being coordinated with over three hundred other nearly identical actions filed against other companies, it is not yet clear when or whether a consolidated complaint will be filed against the Company. The Company is not required to respond before a consolidated complaint is filed. The actions seek damages in an unspecified amount. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously. The Company is not currently able to estimate the possibility of loss or range of loss, if any, relating to these claims.

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

We currently anticipate that the cost of revenue and the resulting gross margin will continue to be adversely affected by several factors, including reduced demand for our products, the effects of new product introductions including volumes and manufacturing efficiencies, component limitations, the mix of products and services sold, competitive pricing, and possible increases in inventory levels which could increase our exposure to excess and obsolete inventory charges. While we have taken actions to reduce our cost structure, we anticipate that we will continue to incur operating losses unless our revenue increases significantly compared to current levels. During the last half of fiscal 2001 and the first half of fiscal 2002, we incurred substantial operating losses totaling $581.8 million, which includes restructuring and other charges totaling $345.6 million. We expect to incur operating losses until the overall economic environment and the demand for our products improve. At this time, we have limited visibility into future revenue and cannot predict, when or if, the economic environment and the demand for our products will improve.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of its financial condition and results of operations are based upon our interim consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. We evaluate these estimates on an ongoing basis, including those relating to bad debts, inventories, valuation of investments, warranty obligations, restructuring reserves, litigation and other contingencies. Estimates are based on our historical experience and other assumptions that are considered reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe that the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements. When products are shipped to customers, we evaluate whether all of the fundamental criteria for revenue recognition have been met. The most significant judgments for revenue recognition typically involve whether there are any significant uncertainties regarding customer acceptance and whether collectibility can be considered reasonably assured. In addition, the Company's transactions often consist of multiple element arrangements which must be analyzed to determine the relative fair value of each element, the amount of revenue to be recognized upon shipment, if any, and the period and conditions under which deferred revenue should be recognized. After customers have been invoiced, management evaluates the outstanding accounts receivable balances until they are collected, to determine whether an allowance for doubtful accounts should be recorded. In the event of a sudden deterioration in a particular customer's financial condition, additional provisions for doubtful accounts may be required, such as the specific provision that we recorded in the fourth quarter of fiscal 2001. We accrue for the estimated cost of product warranties at the time revenue is recognized, based primarily on our historical experience. If actual warranty claims exceed the amounts accrued, additional warranty charges would be required which would reduce gross margins in future periods.

We continuously monitor our inventory balances and provisions are recorded for any differences between the cost of the inventory and its estimated market value, based on assumptions about future demand and market conditions. To the extent that a severe decline in forecasted demand occurs, significant charges for excess inventory are likely to occur, such as the $102.4 million charge we recorded in the first quarter of fiscal 2002. Since the third quarter of fiscal 2001, we have recorded significant charges for restructuring and related asset impairments totaling $368.4 million, which included inventory related charges of $186.4 million. These restructuring activities required us to make numerous assumptions and estimates, including future revenue levels and product mix, the timing of and the amounts received for subleases of excess facilities, the fair values of impaired assets, the amounts of other than temporary impairments of strategic investments, and the projected administrative expenses and professional fees associated with the restructuring activities. The estimates and assumptions relating to the restructuring activities must be continually monitored and evaluated, and if these estimates and assumptions change, we may be required to record additional charges or credits against the reserves previously recorded for these restructuring activities.

RESULTS OF OPERATIONS

REVENUE

Revenue decreased 85% or $127.4 million to $21.8 million for the three months ended January 26, 2002 compared to $149.2 million for the same period in fiscal 2001. Revenue decreased 84% or $226.7 million to $43.0 million for the six months ended January 26, 2002 compared to $269.7 million for the same period in fiscal 2001. The decrease in revenue was due to the decline in the overall economic environment, in particular the reductions in capital spending by our target customers. For the three and six months ended January 26, 2002, product revenue declined significantly while service revenue increased compared to the same periods in fiscal 2001. The increase in service revenue was due to revenue from maintenance and other services associated with product shipments that occurred in previous periods. For the three and six months ended January 26, 2002, two international customers represented the majority of the Company's revenue. For the full fiscal year ending July 31, 2002, the Company anticipates that revenue will continue to be highly concentrated in a relatively small number of customers, and that international revenue will represent a relatively high percentage of total revenue.

Sales to emerging carriers, which had represented a large percentage of our revenue in the first two quarters of fiscal 2001, were insignificant in the first two quarters of fiscal 2002, and we expect this trend to continue for the foreseeable future. While we have redirected our marketing efforts towards incumbent carriers, these customers typically have longer sales evaluation cycles than emerging carriers, and many incumbent carriers have also announced significant reductions in their capital expenditure budgets. Accordingly, there can be no certainty as to the severity or duration of the current economic downturn and its impact on our future revenue.

COST OF REVENUE

Cost of revenue decreased 75% or $59.7 million to $19.4 million for the three months ended January 26, 2002 compared to $79.1 million for the same period in fiscal 2001. Cost of revenue as a percentage of revenue was 89% for the three months ended January 26, 2002, compared to 53% of revenue for the same period in fiscal 2001. The overall increase in cost of revenue as a percentage of revenue reflects the overall decrease in revenue and lower utilization of certain fixed manufacturing and customer support costs. Cost of revenue for services decreased 28% or $2.7 million to $6.9 million for the three months ended January 26, 2002 compared to $9.6 million for the same period in fiscal 2001, due primarily to the overall decrease in revenue and the corresponding decrease in customer support costs due to the Company's restructuring activities. In addition to the costs associated with supporting existing customers, cost of revenue for services includes costs to support evaluations and trials for potential customers, such as incumbent carriers which typically have relatively long sales evaluation cycles.

Cost of revenue decreased 1% or $1.3 million to $142.0 million for the six months ended January 26, 2002 compared to $143.3 million for the same period in fiscal 2001. Cost of revenue for the six months ended January 26, 2002 includes a charge of $102.4 million relating to excess inventory due to a significant reduction in the Company's demand forecasts in the first quarter of fiscal 2002. Excluding the effect of this charge, cost of revenue decreased by 72% to $39.6 million and represented 92% of total revenue for the six months ended January 26, 2002, compared to 53% for the same period in fiscal 2001. Excluding the impact of the excess inventory charge, the overall increase in cost of revenue as a percentage of revenue reflects the overall decrease in revenue and lower utilization of certain fixed manufacturing and customer support costs. Cost of revenue for services decreased 4% or $0.6 million to $15.2 million for the six months ended January 26, 2002 compared to $15.8 million for the same period in fiscal 2001, due primarily to the overall decrease in revenue and corresponding decrease in customer support costs.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased $16.3 million to $26.0 million for the three months ended January 26, 2002 compared to $42.3 million for the same period in fiscal 2001. Research and development expenses decreased $15.5 million to $62.5 million for the six months ended January 26, 2002 compared to $78.0 million for the same period in fiscal 2001. The decrease in expenses for each period was primarily due to the Company's restructuring activities, which resulted in a consolidation of product offerings and more focused development efforts, enabling the Company to reduce costs for project materials and personnel related expenses.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased $10.5 million to $11.4 million for the three months ended January 26, 2002 compared to $21.9 million for the same period in fiscal 2001. Sales and marketing expenses decreased $14.2 million to $25.1 million for the six months ended January 26, 2002 compared to $39.3 million for the same period in fiscal 2001. The decrease in expenses for each period was primarily due to reduced costs for personnel and related expenses due to the Company's restructuring activities as well as decreased program marketing costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $2.0 million to $2.6 million for the three months ended January 26, 2002 compared to $4.6 million for the same period in fiscal 2001. General and administrative expenses decreased $2.8 million to $5.8 million for the six months ended January 26, 2002 compared to $8.6 million for the same period in fiscal 2001. The decrease in expenses for each period was primarily due to reduced costs for personnel and related expenses due to the Company's restructuring activities.

AMORTIZATION OF STOCK COMPENSATION

Amortization of stock compensation expense increased $1.1 million to $7.6 million for the three months ended January 26, 2002 compared to $6.5 million for the same period in fiscal 2001. Amortization of stock compensation expense decreased $35.3 million to $13.9 million for the six months ended January 26, 2002 compared to $49.2 million for the same period in fiscal 2001. Amortization of stock compensation expense primarily resulted from the granting of stock options and restricted shares with exercise or sale prices which were deemed to be below fair market value as well as the granting of options to non-employees and consultants. The significant decrease in amortization expense for the six months ended January 26, 2002 is primarily due to $36.3 million of amortization expense that was recorded during the first quarter of fiscal 2001, due to the accelerated vesting of certain restricted stock and stock options in connection with the acquisition of Sirocco Systems, Inc. ("Sirocco"). Amortization of stock compensation is expected to impact our reported results of operations through the fourth quarter of fiscal 2005.

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

The restructuring charges and related asset impairments recorded in the first quarter of fiscal 2002, and the reserve activity since that time, are summarized as follows (in thousands):

                                                                                            Accrual
                                                     Total                                 Balance at
                                                 Restructuring     Non-cash       Cash     January 26,
                                                    Charge          Charges     Payments      2002
                                                    ------          -------     --------      ----
Workforce reduction                                $  7,106        $    173     $  5,267     $ 1,666
Facility consolidations and certain other costs      17,181           8,522          672       7,987
Inventory and asset write-downs                     155,451         105,081       29,403      20,967
Losses on investments                                22,737          22,737           --          --
                                                   --------        --------     --------     -------

Total                                              $202,475        $136,513     $ 35,342     $30,620
                                                   ========        ========     ========     =======

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

INTEREST AND OTHER INCOME, NET

Interest and other income, net decreased $16.5 million to $9.8 million for the three months ended January 26, 2002 compared to $26.3 million for the same period in fiscal 2001. Interest and other income decreased $25.6 million to $23.0 million for the six months ended January 26, 2002 compared to $48.6 million for the same period in fiscal 2001. The decreases in interest and other income were primarily attributable to lower interest rates and a lower average cash balance during each period in fiscal 2002.

PROVISION FOR INCOME TAXES

We did not provide for income taxes for the first or second quarters of fiscal 2002 or the first quarter of fiscal 2001 due to the net losses sustained in each period. During the second quarter of fiscal 2001, we recorded a tax provision of $7.4 million because our expectation at that time was that we would generate taxable income for the full fiscal year. During the second half of fiscal 2001, we began to incur net losses and accordingly, the provision for taxes currently payable that was recorded in the second quarter of fiscal 2001 was subsequently reversed.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments were $1.08 billion at January 26, 2002. Included in this amount were cash and cash equivalents of $294.2 million, compared to $492.5 million at July 31, 2001. The decrease in cash and cash equivalents of $198.3 million was attributable to cash used in operating activities of $162.2 million and cash used in investing activities of $38.6 million, offset by cash provided by financing activities of $2.5 million.

Cash used in operating activities of $162.2 million consisted of the net loss for the period of $283.3 million, adjusted for non-cash charges totaling $172.9 million and changes in working capital totaling $51.8 million, the most significant component of which was a decrease in accounts payable of $51.5 million. Non-cash charges included depreciation and amortization, restructuring charges and related asset impairments, and amortization of stock compensation. Cash used in investing activities of $38.6 million consisted primarily of net purchases of investments of $30.3 million and purchases of property and equipment of $10.2 million. Cash provided by financing activities of $2.5 million consisted primarily of the proceeds received from employee stock plan activity.

During the first quarter of fiscal 2002, each of our two major vendor financing customers experienced a significant deterioration in their financial condition. As a result, we determined that we were unlikely to realize any significant proceeds from these vendor financing agreements. Accordingly, we recorded an impairment charge for the assets related to these financing agreements, which consisted of the cost of the systems shipped to the vendor financing customers, and had been recorded in other long-term assets.

As a result of the financial demands of major network deployments, service providers are continuing to request financing assistance from their suppliers. From time to time we have provided extended payment terms on trade receivables to certain key customers to assist them with their network deployment plans. In addition, we may provide or commit to extend additional credit or credit support, such as vendor financing, to our customers, as we consider appropriate in the course of our business. Our ability to provide customer financing is limited and depends on a number of factors, including our capital structure, the level of our available credit and our ability to factor commitments. The extension of financing to our customers will limit the capital that we have available for other uses.

Currently, our primary source of liquidity comes from our cash and cash equivalents and investments, which total $1.08 billion at January 26, 2002. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities ranging from 90 days to three years. At January 26, 2002, $388.3 million of investments with maturities of less than one year were classified as short-term investments, and $398.0 million of investments with maturities of greater than one year were classified as long-term investments. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and investments will continue to be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At January 26, 2002, more than 90% of our accounts receivable balance was attributable to two international customers. As of January 26, 2002, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases, and are substantially unchanged from those which were disclosed in Note 5 to the consolidated financial statements included in the Company's Form 10-K for the year ended July 31, 2001.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS AND CONDITIONS SPECIFIC TO THE TELECOMMUNICATIONS INDUSTRY

     As a result of unfavorable economic conditions and a sudden and severe decline in the purchasing patterns of our customers, our revenue began to decline in the third quarter of fiscal 2001, and we have incurred significant operating losses since that time. The economic downturn and reduced capital spending by telecommunications service providers has also resulted in longer selling cycles with extended trial periods for new equipment purchases. While we have implemented restructuring and cost control programs to reduce our business expenses, our costs are largely based on the requirements that we believe are necessary to support sales to incumbent carriers, and a high percentage of our expenses are, and will continue to be, fixed. As a result, we currently expect to continue to incur operating losses unless revenue increases significantly above the current levels.

     In addition to the economic downturn and the decline in capital spending by telecommunications service providers, recent terrorist acts and related military actions appear to have added additional uncertainty to an already weak overall economic environment. Further acts of war or terrorism, or related effects such as disruptions in air transportation, enhanced security measures and political instability in certain foreign countries, may adversely affect our business, operating results and financial condition. Our business and results of operations have been, and will continue to be seriously harmed if current economic conditions do not improve.

WE ARE ENTIRELY DEPENDENT ON OUR LINE OF INTELLIGENT OPTICAL NETWORKING PRODUCTS AND OUR FUTURE REVENUE DEPENDS ON THEIR COMMERCIAL SUCCESS

     Our future revenue depends on the commercial success of our line of intelligent optical networking products. As of January 26, 2002, our SN 3000 Optical Access Switch, SN 8000 Intelligent Optical Transport Node, SN 10000 Intelligent Optical Transport System, SN 16000 Intelligent Optical Switch and Silvx Manager Network Management System are the only products that are currently available for sale to customers. To be successful, we believe that we must continually enhance the capabilities of our existing products, and successfully develop and introduce new products. We cannot assure you that we will be successful in completing the development, introduction or production manufacturing of new products or enhancing our existing products. Failure of our current or planned products to operate as expected could delay or prevent their adoption. If our target customers do not adopt, purchase and successfully deploy our current and planned products, our results of operations could be adversely affected.

     Our line of intelligent optical networking products enables the creation of a fundamentally different, more flexible and data-centric network architecture than those created by traditional SONET/SDH-based network equipment that has historically been used by incumbent carriers for optical networking. While we believe that our mesh-based architecture offers significant competitive advantages over traditional SONET/SDH-based equipment, we are directing our sales efforts towards incumbent carriers, many of which have made significant investments in SONET/SDH-based equipment. If we are unable to convince incumbent carriers to deploy our intelligent optical networking solutions and transition their networks toward more flexible, data-centric mesh architectures, our business and results of operations will be seriously harmed.

WE EXPECT THAT SUBSTANTIALLY ALL OF OUR REVENUE WILL BE GENERATED FROM A LIMITED NUMBER OF CUSTOMERS, AND OUR REVENUE IS SUBSTANTIALLY DEPENDENT UPON SALES OF PRODUCTS TO THESE CUSTOMERS

     We currently have a limited number of customers, one of whom, Williams Communications, accounted for 47%, 92%, and 100% of our revenue during fiscal 2001, 2000 and 1999, respectively. Another customer, 360networks, accounted for 11% of our revenue in fiscal 2001. As a result of unfavorable economic and other conditions, several of our largest customers to date, including Williams and 360networks, have slowed their capital expenditures and decreased their rate of ordering products from us. In any given quarter, a relatively small number of customers typically comprise a large percentage of total revenue, though the composition of these customers may vary from quarter to quarter. For the three and six months ended January 26, 2002, two international customers represented the majority of the Company's revenue.

     Historically, a large percentage of our sales have been made to emerging carriers such as Williams and 360networks. Many of these emerging carriers have experienced severe financial difficulties, causing them to dramatically reduce their capital expenditures, and in some cases, file for bankruptcy protection. As a result, we believe that sales to emerging carriers are likely to remain at reduced levels. To be successful, we will need to increase our sales to incumbent carriers, which typically have longer sales evaluation cycles and have also reduced their capital spending plans. In addition, we have relatively limited experience in selling our products to incumbent carriers. There can be no assurance that we will be successful in increasing our sales to incumbent carriers.

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

WE EXPECT GROSS MARGINS TO REMAIN AT REDUCED LEVELS IN THE NEAR TERM

     Our gross margins declined significantly compared to historical levels beginning in the third quarter of fiscal 2001. In the second quarter of fiscal 2002, our gross profit was 11% of revenue, as compared to 47% of revenue for the second quarter of fiscal 2001. We currently anticipate that gross margins are likely to continue to be adversely affected by several factors, including reduced demand for our products, the effects of new product introductions including volumes and manufacturing efficiencies, component limitations, the mix of products and services sold, competitive pricing, and possible increases in inventory levels which could increase our exposure to excess and obsolete inventory charges, such as the charge which occurred in the first quarter of fiscal 2002.

OUR FAILURE TO GENERATE SUFFICIENT REVENUE WOULD PREVENT US FROM ACHIEVING PROFITABILITY

     Beginning in the third quarter of fiscal 2001, our revenue has declined considerably and we have incurred significant operating losses since that time. As of January 26, 2002, we had an accumulated deficit of $584.7 million. We cannot assure you that our revenue will increase or that we will generate sufficient revenue to achieve or sustain profitability. While we have implemented restructuring programs designed to decrease the Company's business expenses, we will continue to have large fixed expenses and we expect to continue to incur significant sales and marketing, product development, customer support and service, administrative and other expenses. As a result, we will need to generate significantly higher revenue over the current levels in order to achieve and maintain profitability.

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

   * the length and variability of the sales cycle for our products, which we believe is increasing in length, due to overall market conditions and our emphasis on selling to incumbent carriers;

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

     While we have implemented restructuring and cost control programs, we plan to continue to invest in our business, to continue to maintain a strong product development and customer support infrastructure that will enable us to move quickly when economic conditions improve. Our operating expenses are largely based on the requirements that we believe are necessary to support sales to incumbent carriers, and a high percentage of our expenses are, and will continue to be, fixed. As a result, we currently expect to continue to incur operating losses unless revenue increases significantly above the current levels.

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

THE LONG AND VARIABLE SALES CYCLES FOR OUR PRODUCTS MAY CAUSE REVENUE AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER

     A customer's decision to purchase our intelligent optical networking products involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. As a result, our sales cycle is lengthy and recently has increased in length, as we have directed our sales efforts towards incumbent carriers. Throughout the sales cycle, we spend considerable time and expense educating and providing information to prospective customers about the use and features of our products. Even after making a decision to purchase our products, we believe that most customers will deploy the products slowly and deliberately. Timing of deployment can vary widely and depends on the economic environment of our customers, the skills of our customers, the size of the network deployment and the complexity of our customers' network environment. Customers with complex networks usually expand their networks in large increments on a periodic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular and unpredictable basis. Because of our limited operating history and the nature of our business, we cannot predict these sales and deployment cycles. The long sales cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, may cause our revenue and results of operations to vary significantly and unexpectedly from quarter to quarter.

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

OUR BUSINESS IS SUBJECT TO RISKS FROM INTERNATIONAL OPERATIONS

     International sales represented 35% of total revenue in fiscal 2001, and more than 50% of total revenue in the first half of fiscal 2002, and we expect that international sales will continue to represent a significant portion of our revenue. Doing business internationally requires significant management attention and financial resources to successfully develop direct and indirect sales channels and to support customers in international markets. While international sales currently represent a high percentage of total revenue, these sales are concentrated within a relatively small number of customers. We may not be able to maintain or expand international market demand for our products.

     We have relatively limited experience in marketing, distributing and supporting our products internationally and to do so, we expect that we will need to develop versions of our products that comply with local standards. In addition, international operations are subject to other inherent risks, including:

       * greater difficulty in accounts receivable collection and longer collection periods;

       * difficulties and costs of staffing and managing foreign operations in compliance with local laws and customs;

       * necessity to work with third parties in certain countries to perform installation and obtain customer acceptance, and the resulting potential impact on revenue recognition;

       * the impact of recessions in economies outside the United States;

       * unexpected changes in regulatory requirements, including trade protection measures and import and licensing requirements;

       * certification requirements;

       * currency fluctuations;

       * reduced protection for intellectual property rights in some countries;

       * potentially adverse tax consequences; and

       * political and economic instability, particularly in emerging markets.

WE RELY ON SINGLE SOURCES FOR SUPPLY OF CERTAIN COMPONENTS AND OUR BUSINESS MAY BE SERIOUSLY HARMED IF OUR SUPPLY OF ANY OF THESE COMPONENTS OR OTHER COMPONENTS IS DISRUPTED

          We currently purchase several key components, including commercial digital signal processors, RISC processors, field programmable gate arrays, SONET transceivers and erbium doped fiber amplifiers, from single or limited sources. We purchase each of these components on a purchase order basis and have no long-term contracts for these components. Although we believe that there are alternative sources for each of these components, in the event of a disruption in supply, we may not be able to develop an alternate source in a timely manner or at favorable prices. Such a failure could hurt our ability to deliver our products to our customers and negatively affect our operating margins. In addition, our reliance on our suppliers exposes us to potential supplier production difficulties or quality variations. For example, component yield limitations negatively impacted our ability to manufacture and meet customer demand for the SN 16000 product during fiscal 2001. While these yield limitations have since been resolved, any future disruption in supply could seriously impact our revenue and results of operations.

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

          We have limited internal manufacturing capabilities. We rely on contract manufacturers to manufacture our products in accordance with our specifications and to fill orders on a timely basis. Currently, the majority of our products are produced under an agreement with Jabil Circuit, Inc., which provides comprehensive manufacturing services, including assembly, test, control and shipment to our customers, and procures material on our behalf. During the normal course of business, we may provide demand forecasts to our contract manufacturers up to six months prior to scheduled delivery of products to our customers. If we overestimate our requirements, the contract manufacturers may assess cancellation penalties or we may have excess inventory which could negatively impact our gross margins. If we underestimate our requirements, the contract manufacturers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipment to our customers and revenue recognition. During the first quarter of fiscal 2002, we recorded an excess inventory charge of $102.4 million due to a severe decline in our forecasted revenue. A portion of this charge was related to inventory purchase commitments.

          We may not be able to effectively manage our relationship with our contract manufacturers, and such contract manufacturers may not meet our future requirements for timely delivery. Our contract manufacturers also build products for other companies, and we cannot assure you that they will always have sufficient quantities of inventory available to fill orders placed by our customers or that they will allocate their internal resources to fill these orders on a timely basis. In addition, our reliance on contract manufacturers limits our ability to control the manufacturing processes of our products, which exposes us to risks including the unpredictability of manufacturing yields and a reduced ability to control the quality of finished products.

          The contract manufacturing industry is highly competitive, and in recent months, several major acquisitions within the industry have been consummated or announced. While to date there has been no significant impact on our contract manufacturers, future acquisitions could potentially have an adverse effect on our working relationship with our contract manufacturers. For example, in the event of a major acquisition involving one of our contract manufacturers, difficulties could be encountered in the merger integration process that could negatively impact our working relationship. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming and could result in a significant interruption in the supply of our products. If we are required or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

IF WE DO NOT RESPOND RAPIDLY TO TECHNOLOGICAL CHANGES, OUR PRODUCTS COULD BECOME OBSOLETE

          The market for intelligent optical networking products continues to evolve, and has been characterized by rapid technological change, frequent new product introductions and changes in customer requirements. We may be unable to respond quickly or effectively to these developments. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements. The introduction of new products by competitors, market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products obsolete.

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

THE INDUSTRY IN WHICH WE COMPETE IS SUBJECT TO CONSOLIDATION

          We believe that the industry in which we compete may enter into a consolidation phase. Recently, one of our larger competitors, Ciena Corporation, announced an agreement to acquire another company in our industry, ONI Systems. Over the past year, the market valuations of the majority of companies in our industry have declined significantly, and many companies have experienced reduced revenue due to decreased customer demand in general, a smaller customer base due to the financial difficulties impacting emerging carriers, financial exposures due to customer financing commitments, and other factors. We expect that the weakened financial position of many companies in our industry may cause acquisition activity to increase. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as we compete to be a single vendor solution and could have a material adverse effect on our business, operating results, and financial condition.

SALES TO EMERGING SERVICE PROVIDERS MAY INCREASE THE UNPREDICTABILITY OF OUR RESULTS

          As a result of economic and other conditions, emerging service providers, which had been the early adopters of our technology, are no longer able to continue to fund aggressive deployments. Accordingly, we currently expect that sales to emerging service providers will remain at reduced levels for the foreseeable future. However, in the event that economic and capital market conditions were to improve, and emerging service providers elected to increase their level of capital expenditures, the unpredictability of our results may increase. The timing and volume of purchases by emerging service providers tends to be unpredictable due to factors which include their need to build a customer base and capacity while working within their budgetary constraints. Our ability to recognize revenue from emerging service providers will depend on the relative financial strength of the particular customer. We may be required to write off or decrease the value of our accounts receivable from a customer whose financial condition materially deteriorates. For example, during the fourth quarter of fiscal 2001, we recorded a specific provision for doubtful accounts of $4.4 million, due to the filing for bankruptcy protection by our customer, 360networks. In the event that sales to emerging service providers increase in the future, changes in their financial condition or decreases in their purchasing volumes could have a material adverse effect on our results of operations.

THE INTELLIGENT OPTICAL NETWORKING MARKET IS EVOLVING AND OUR BUSINESS WILL SUFFER IF IT DOES NOT DEVELOP AS WE EXPECT

          The market for intelligent optical networking products continues to evolve. In recent periods, there has been a sharp decline in capital spending by our current and prospective customers. We cannot assure you that a viable market for our products will develop or be sustainable. If this market does not develop, develops more slowly than we expect or is not sustained, our business, results of operations and financial condition would be seriously harmed.

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

          The majority of our product sales to date have been to emerging carriers rather than incumbent carriers. We believe that it is important for us to increase our sales to incumbent carriers, including incumbent local exchange carriers such as the Regional Bell Operating Companies ("RBOCs"). Incumbent carriers typically have longer sales evaluation cycles than emerging carriers, and we have limited experience in selling our products to incumbent carriers. In addition, we are currently investing in product certification standards such as the OSMINE standard, which will be necessary for us to increase our sales to the RBOCs. While we have made a commitment to invest resources in obtaining these certification standards, there is no assurance that such efforts will enable us to increase our sales to incumbent carriers. Any failure to establish or maintain strong customer relationships would likely have a material adverse effect on our business and results of operations.

OUR FAILURE TO CONTINUALLY IMPROVE OUR INTERNAL CONTROLS AND SYSTEMS, AND RETAIN NEEDED PERSONNEL COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

          Since inception, the scope of our operations has increased and we have grown our headcount substantially. However, over the past twelve months our headcount levels have been reduced significantly, due primarily to our restructuring activities. At January 26, 2002, we had a total of 694 employees, which represents a reduction of approximately 35% from headcount levels immediately prior to the restructuring actions. Our initial growth, followed by more recent headcount reductions, has placed a significant strain on our management systems and resources. Our ability to successfully offer our products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial, managerial and manufacturing controls and reporting systems, and will need to effectively manage our headcount levels worldwide. We may not be able to implement adequate control systems in an efficient and timely manner. In spite of recent economic conditions, competition for highly skilled personnel is intense, especially in the New England area where we are headquartered. Any failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could adversely affect our results of operations.

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

          Companies in our industry, whose employees accept positions with competitors, frequently claim that their competitors have engaged in unfair hiring practices. We cannot assure you that we will not receive claims of this kind or other claims relating to our employees, or that those claims will not result in material litigation. During the third quarter of fiscal 2001 and the first quarter of fiscal 2002, we terminated approximately 371 employees in response to changing business conditions, and as a result, we may face claims relating to their compensation and/or wrongful termination based on discrimination. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of their merits. In addition, defending ourselves or our employees against such claims could divert the attention of our management away from our operations.

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

       In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Our industry in particular is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. In the course of our business, we may receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies in our products.

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

       * consume cash, which would reduce the amount of cash available for other purposes;

       * incur debt;

       * assume liabilities;

       * increase our ongoing operating expenses and level of fixed costs;

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

       * unanticipated costs;

       * diversion of management's attention from other business issues and opportunities;

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

          As of January 26, 2002, we have made strategic investments in privately held companies totaling approximately $26.0 million, and we may decide to make additional investments in the future. During the first quarter of fiscal 2002, we recorded impairment losses of $22.7 million relating to these investments. These types of investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in certain or all of these companies.

          Our strategic investments in privately held companies include an investment of $2.2 million in Tejas Networks India Private Limited ("Tejas"), which was made during the fiscal year ended July 31, 2001. The Chairman of the Board of Sycamore also serves as the Chairman of the Board of Tejas. We have no obligation to provide any additional funding to Tejas, and have not engaged in any material transactions with Tejas since the date of our original investment.

ANY EXTENSION OF CREDIT TO OUR CUSTOMERS MAY SUBJECT US TO CREDIT RISKS AND LIMIT THE CAPITAL THAT WE HAVE AVAILABLE FOR OTHER USES

          We are experiencing increased demands for customer financing and we expect these demands to continue. We believe it is a competitive factor in obtaining business. From time to time we have provided extended payment terms on trade receivables to certain key customers to assist them with their network deployment plans. In addition, we may provide or commit to extend additional credit or credit support, such as vendor financing, to our customers as we consider appropriate in the course of our business. Such financing activities subject us to the credit risk of customers whom we finance. In addition, our ability to recognize revenue from financed sales will depend upon the relative financial condition of the specific customer, among other factors. Although we have programs in place to monitor the risk associated with vendor financing, we cannot assure you that such programs will be effective in reducing our risk of an impaired ability to pay on the part of a customer whom we have financed. We could experience losses due to customers failing to meet their financial obligations which could harm our business and materially adversely affect our operating results and financial condition, such as the losses that we incurred during the first quarter of fiscal 2002.

          During the first quarter of fiscal 2002, we experienced losses relating to our two existing vendor financing customers, as each of them experienced a significant deterioration in their financial condition. As a result, we determined that we were unlikely to realize any significant proceeds from these vendor financing agreements. Accordingly, we recorded an impairment charge for the assets related to these financing agreements, which consisted of the cost of the systems shipped to the vendor financing customers, and had been recorded in other long-term assets.

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

         Beginning on July 2, 2001, several purported securities class action complaints were filed against the Company, several of its officers and directors and the Company's lead underwriters in connection with the Company's initial public offering and follow-on offering. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously. However, defending the Company and its officers against these complaints may result in substantial costs and a diversion of management's attention and resources. See Part II, Item 1 - Legal Proceedings for additional details regarding these cases.

THERE MAY BE SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK THAT COULD CAUSE OUR STOCK PRICE TO FALL, OR INCREASE THE VOLATILITY OF OUR STOCK PRICE

         As of January 26, 2002, options to purchase a total of 31.2 million shares of our common stock were outstanding. Included in this amount were options to purchase approximately 12.6 million shares that were issued during the second quarter of fiscal 2002, in accordance with the terms of an option exchange program in which most of our employees were eligible to participate. While these options are subject to vesting schedules, a number of the shares underlying these options are freely tradable. Sales of a substantial number of shares of our common stock could cause our stock price to fall or increase the volatility of our stock price. In addition, sales of shares by our stockholders could impair our ability to raise capital through the sale of additional stock.

INSIDERS OWN A SUBSTANTIAL NUMBER OF SYCAMORE SHARES AND COULD LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS, INCLUDING CHANGES OF CONTROL

         As of January 26, 2002, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 41.5% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

Interest Rate Sensitivity

         We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including: commercial paper, certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increase immediately and uniformly by 10 percent from levels at January 26, 2002, the fair value of the portfolio would decline by approximately $1.6 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Exchange Rate Sensitivity

         We operate primarily in the United States, and the majority of our sales to date have been made in US dollars. However, our business has become increasingly global, with international revenue representing 35% of total revenue in fiscal 2001, and more than 50% of total revenue in the first half of fiscal 2002. We anticipate that international sales will continue to represent a significant portion of total revenue. As a result, we expect that sales in non-dollar currencies and our exposure to foreign currency exchange rate fluctuations are likely to increase. To date, international sales that create exposure to foreign currency exchange rate fluctuations have been made primarily in British Pounds and Japanese Yen. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Beginning on July 2, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors and the underwriters for the Company's initial public offering on October 21, 1999. Some of the complaints also include the underwriters for the Company's follow-on offering on March 14, 2000. The complaints were filed on behalf of persons who purchased the Company's common stock during specified periods, all beginning on October 21 or October 22, 1999 and ending on various dates, the latest of which is August 10, 2001. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the assertion that the Company's lead underwriters, the Company and the other named defendants made material false and misleading statements in the Company's prospectus incorporated in its registration statements on Form S-1 filed with the SEC in October 1999 and March 2000 because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the Company's public offerings and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. The complaints allege claims against the Company, several of the Company's officers and directors and the underwriters under Sections 11 and 15 of the Securities Act. The complaints also allege claims solely against the underwriter defendants under Section 12(a)(2) of the Securities Act and some of the complaints allege claims against the Company and the individual defendants under Section 10(b) of the Exchange Act. The complaints against the Company have been consolidated into a single action. Because the action against the Company is being coordinated with over three hundred other nearly identical actions filed against other companies, it is not yet clear when or whether a consolidated complaint will be filed against the Company. The Company is not required to respond before a consolidated complaint is filed. The actions seek damages in an unspecified amount. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously. The Company is not currently able to estimate the possibility of loss or range of loss, if any, relating to these claims.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's annual meeting held on December 13, 2001, the stockholders of the Company elected the following nominees, each to serve for a three-year term as a Class II Director and until his successor is elected and appointed:

         Nominee                       For                        Withheld
         -------                       ---                        --------

         Gururaj Deshpande             226,138,641                876,137

         Paul J. Ferri                 226,071,367                943,411

Timothy A. Barrows, John W. Gerdelman and Daniel E. Smith also continued as directors of the Company after the annual meeting.

At the same annual meeting, the stockholders of the Company ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending July 31, 2002 by the following vote:

         For                           Against                    Abstain
         ---                           -------                    -------

         226,434,953                   498,087                    81,738

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

         4.3 Second Amended and Restated Investor Rights Agreement dated February 26, 1999, as amended by Amendment No. 1 dated as of July 23, 1999 (1)

         4.4 Amendment No. 2 dated as of August 5, 1999 to the Second Amended and Restated Investor Rights Agreement dated February 26, 1999
                (2)

         4.5 Amendment No. 3 dated as of September 20, 1999 to the Second Amended and Restated Investor Rights Agreement dated February 26, 1999 (2)

         4.6 Amendment No. 4 dated as of February 11, 2000 to the Second Amended and Restated Investor Rights Agreement dated February 26, 1999 (2)

        10.1    Separation agreement between the Company and Ryker Young


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

(b)      Reports on Form 8-K: None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sycamore Networks, Inc.

/s/ Frances M. Jewels
---------------------

Frances M. Jewels
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: March 4, 2002

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

         4.3 Second Amended and Restated Investor Rights Agreement dated February 26, 1999, as amended by Amendment No. 1 dated as of July 23, 1999 (1)

         4.4 Amendment No. 2 dated as of August 5, 1999 to the Second Amended and Restated Investor Rights Agreement dated February 26, 1999 (2)

         4.5 Amendment No. 3 dated as of September 20, 1999 to the Second Amended and Restated Investor Rights Agreement dated February 26, 1999 (2)

         4.6 Amendment No. 4 dated as of February 11, 2000 to the Second Amended and Restated Investor Rights Agreement dated February 26, 1999 (2)

        10.1     Separation agreement between the Company and Ryker Young


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