Form 10-Q
period 2002-04-27
SYCAMORE NETWORKS INC
filed 2002-06-07
CIK 1092367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 27, 2002

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

The number of shares outstanding of the Registrant's Common Stock as of May 31, 2002 was 273,680,683.

Sycamore Networks, Inc.

Index
-----
Part I.      Financial Information

Item 1.      Financial Statements

             Consolidated Balance Sheets as of April 27, 2002 and July 31, 2001    3

             Consolidated Statements of Operations for the three and nine months
             ended April 27, 2002 and April 28, 2001                               4

             Consolidated Statements of Cash Flows for the nine months
             ended April 27, 2002 and April 28, 2001                               5

             Notes to Consolidated Financial Statements                            6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                  12

Item 3.      Quantitative and Qualitative Disclosure About Market Risk            31

Part II.     Other Information

Item 1.      Legal Proceedings                                                    31

Item 6.      Exhibits and Reports on Form 8-K                                     32

             Signature                                                            33

             Exhibit Index                                                        34

Part I. Financial Information
ITEM 1. FINANCIAL STATEMENTS

SYCAMORE NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PAR VALUE)

                                                                            April 27,      July 31,
                                                                              2002           2001
                                                                              ----           ----
Assets
Current assets:
     Cash and cash equivalents                                            $   262,318    $   492,500
     Short-term investments                                                   588,755        332,471
     Accounts receivable, net of allowance for doubtful accounts of $5,185 and $4,773 at April 27, 2002 and July 31, 2001,
         respectively                                                          24,649         41,477
     Inventories                                                               15,077         66,939
     Prepaids and other current assets                                          8,632         13,739
                                                                          -----------    -----------
Total current assets                                                          899,431        947,126
                                                                          -----------    -----------

Property and equipment, net                                                    59,266        106,625
Long-term investments                                                         206,097        423,578
Other assets                                                                   13,380         73,992
                                                                          -----------    -----------
Total assets                                                              $ 1,178,174    $ 1,551,321
                                                                          ===========    ===========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                     $    12,849    $    62,513
     Accrued expenses                                                          19,779         25,199
     Accrued restructuring costs                                               31,649         61,003
     Deferred revenue                                                           7,041          6,607
     Other current liabilities                                                  5,186          8,139
                                                                          -----------    -----------
Total current liabilities                                                      76,504        163,461
                                                                          -----------    -----------

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000 shares authorized; none
       issued or outstanding                                                       --             --
    Common stock, $.001 par value; 2,500,000 shares authorized;
       273,681 shares issued and outstanding at April 27, 2002
       and July 31, 2001, respectively                                            274            274
     Additional paid-in capital                                             1,736,084      1,738,505
     Accumulated deficit                                                     (607,556)      (301,429)
     Deferred compensation                                                    (29,195)       (54,110)
     Treasury stock, at cost, 2,077 and 680 shares held at
          April 27, 2002 and July 31, 2001, respectively                         (219)          (126)
     Accumulated other comprehensive income                                     2,282          4,746
                                                                          -----------    -----------
Total stockholders' equity                                                  1,101,670      1,387,860
                                                                          -----------    -----------

Total liabilities and stockholders' equity                                $ 1,178,174    $ 1,551,321
                                                                          ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            Three Months Ended         Nine Months Ended
                                                                            ------------------         -----------------
                                                                           April 27,    April 28,    April 27,    April 28,
                                                                             2002         2001         2002         2001
                                                                             ----         ----         ----         ----
Revenue .................................................................  $  13,582    $  54,203    $  56,625    $ 323,894
Cost of revenue (exclusive of non-cash stock compensation
expense of $440, $480, $1,393 and $2,611) ...............................      3,052      132,254      145,069      275,504
                                                                           ---------    ---------    ---------    ---------
Gross profit (loss) .....................................................     10,530      (78,051)     (88,444)      48,390

Operating expenses:
   Research and development (exclusive of non-cash stock
    compensation expense of $2,395, $2,894, $7,460
      and $31,186) ......................................................     25,541       44,407       88,041      122,400
   Sales and marketing (exclusive of non-cash stock
    compensation expense of $2,205, $2,495, $8,771
      and $19,732) ......................................................      8,870       22,213       33,953       61,483
   General and administrative (exclusive of non-cash stock
    compensation expense of $501, $1,461, $1,778
      and $3,014) .......................................................      2,186        4,419        7,990       13,038
   Amortization of stock compensation ...................................      5,541        7,330       19,402       56,543
   Restructuring charges and related asset impairments ..................         --       81,926       77,306       81,926
   Acquisition costs ....................................................         --           --           --        4,948
                                                                           ---------    ---------    ---------    ---------
        Total operating expenses ........................................     42,138      160,295      226,692      340,338
                                                                           ---------    ---------    ---------    ---------

 Loss from operations ...................................................    (31,608)    (238,346)    (315,136)    (291,948)
 Losses on investments ..................................................         --           --      (22,737)          --
 Interest and other income, net .........................................      8,765       18,940       31,746       67,564
                                                                           ---------    ---------    ---------    ---------
 Loss before income taxes ...............................................    (22,843)    (219,406)    (306,127)    (224,384)
 Provision for income taxes .............................................         --        5,703           --       13,132
                                                                           ---------    ---------    ---------    ---------
 Net loss ...............................................................  $ (22,843)   $(225,109)   $(306,127)   $(237,516)
                                                                           =========    =========    =========    =========

Basic and diluted net loss per share ....................................  $   (0.09)   $   (0.94)   $   (1.21)   $   (1.01)

Shares used in per share calculation - basic and diluted ................    256,468      240,492      252,877      235,483

   The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                   Nine months ended
                                                                                   -----------------
                                                                               April 27,      April 28,
                                                                                 2002          2001
                                                                                 ----          ----
Cash flows from operating activities:
   Net loss                                                                    $(306,127)   $(237,516)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                                32,440       24,715
     Restructuring charges and related asset impairments                         134,022       52,476
     Amortization of stock compensation                                           19,402       56,543
Changes in operating assets and liabilities:
     Accounts receivable                                                          16,828       (2,732)
     Inventories                                                                   1,344      (40,589)
     Prepaids and other current assets                                             5,107       10,299
     Deferred revenue                                                                434      (13,583)
     Accounts payable                                                            (49,664)      23,603
     Accrued expenses and other liabilities                                       (8,373)      12,682
     Accrued restructuring costs                                                 (29,354)      78,166
                                                                               ---------    ---------
Net cash used in operating activities                                           (183,941)     (35,936)
                                                                               ---------    ---------

Cash flows from investing activities:
     Purchases of property and equipment                                         (13,036)    (101,108)
     Purchases of investments                                                   (781,671)    (472,768)
     Maturities of investments                                                   740,404      517,638
     Decrease (increase) in other assets                                           5,286      (46,798)
                                                                               ---------    ---------
Net cash used in investing activities                                            (49,017)    (103,036)
                                                                               ---------    ---------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                        3,056        5,803
     Purchase of treasury stock                                                     (280)        (279)
     Payments received for notes receivable                                           --          262
     Payments on notes payable                                                        --       (1,780)
                                                                               ---------    ---------
Net cash provided by financing activities                                          2,776        4,006
                                                                               ---------    ---------

Net decrease in cash and cash equivalents                                       (230,182)    (134,966)
Cash and cash equivalents, beginning of period                                   492,500      429,965
                                                                               ---------    ---------
Cash and cash equivalents, end of period                                       $ 262,318    $ 294,999
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

2. BASIS OF PRESENTATION

The accompanying financial data as of April 27, 2002 and for the three and nine months ended April 27, 2002 and April 28, 2001 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of April 27, 2002, and results of operations and cash flows for the periods ended April 27, 2002 and April 28, 2001 have been made. The results of operations for the three and nine months ended April 27, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

3. REVENUE DETAIL

Components of revenue and cost of revenue included in the consolidated statements of operations are as follows (in thousands):

                                 Three Months Ended          Nine Months Ended
                                 ------------------          -----------------
                               April 27,     April 28,     April 27,     April 28,
                                 2002          2001          2002          2001
                                 ----          ----          ----          ----
Revenue
  Product                     $     6,929   $    48,195   $    39,826   $   312,436
  Service                           6,653         6,008        16,799        11,458
                              -----------   -----------   -----------   -----------
                              $    13,582   $    54,203   $    56,625   $   323,894
                              -----------   -----------   -----------   -----------

Cost of Revenue
  Product                     $    (2,587)  $   120,379   $   124,221   $   247,811
  Service                           5,639        11,875        20,848        27,693
                              -----------   -----------   -----------   -----------
                              $     3,052   $   132,254   $   145,069   $   275,504
                              -----------   -----------   -----------   -----------

For the nine months ended April 27, 2002, two international customers represented the majority of the Company's revenue. For the full fiscal year ending July 31, 2002, the Company anticipates that revenue will continue to be highly concentrated in a relatively small number of customers, and that international revenue will represent a relatively high percentage of total revenue. At April 27, 2002, more than 90% of the Company's accounts receivable balance was attributable to two international customers.

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

                                                                   Three Months Ended        Nine Months Ended
                                                                   ------------------        -----------------
                                                                 April 27,    April 28,    April 27,   April 28,
                                                                   2002         2001         2002        2001
                                                                 ---------    ---------    ---------   ---------
Numerator
   Net loss                                                      $ (22,843)   $(225,109)   $(306,127)  $(237,516)
                                                                 =========    =========    =========   =========

Denominator
   Weighted-average shares of common stock outstanding             271,657      273,359      272,252     272,894
   Weighted-average shares subject to repurchase                   (15,189)     (32,867)     (19,375)    (37,411)
                                                                 ---------    ---------    ---------   ---------

  Shares used in per-share calculation - basic and diluted         256,468      240,492      252,877     235,483
                                                                 =========    =========    =========   =========

Net loss per share:
   Basic and diluted                                             $   (0.09)   $   (0.94)   $   (1.21)  $   (1.01)
                                                                 =========    =========    =========   =========

Options to purchase 29.7 million and 38.5 million shares of common stock at a weighted-average exercise price of $10.16 and $44.19 have not been included in the computation of diluted net loss per share for the three and nine months ended April 27, 2002 and April 28, 2001, respectively, as their effect would have been anti-dilutive. Warrants to purchase 150,000 shares of common stock at an exercise price of $11.69 have not been included in the computation of diluted net loss per share for each period presented, as their effect would have been anti-dilutive.

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

6. INVENTORIES

Inventories consisted of the following (in thousands):

                                             April 27,     July 31,
                                               2002          2001
                                             --------      --------

Raw materials                                $  3,449      $ 25,299
Work in process                                   754        18,849
Finished goods                                 10,874        22,791
                                             --------      --------
                                             $ 15,077      $ 66,939
                                             ========      ========

7. COMPREHENSIVE LOSS

The Company reports comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). The components of comprehensive loss are as follows (in thousands):

                                               Three Months Ended       Nine Months Ended
                                               ------------------       -----------------
                                             April 27,    April 28,   April 27,    April 28,
                                                2002         2001        2002         2001
                                             ---------    ---------   ---------    ---------
Net loss                                     $ (22,843)   $(225,109)  $(306,127)   $(237,516)
Other comprehensive income:
  Unrealized gain (loss) on investments         (2,428)         433      (2,464)         936
                                             ---------    ---------   ---------    ---------
Comprehensive loss                           $ (25,271)   $(224,676)  $(308,591)   $(236,580)
                                             =========    =========   =========    =========

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

Fiscal 2001 Restructuring:
--------------------------

As a result of the unfavorable conditions referred to above, the Company implemented a restructuring program in the third quarter of fiscal 2001, designed to reduce expenses in order to align resources with long-term growth opportunities. The restructuring program included a workforce reduction, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products and overlapping feature sets. This included the discontinuance of the SN 6000 Intelligent Optical Transport product and the bi-directional capabilities of the SN 8000 Intelligent Optical Network Node. As a result of the restructuring program, the Company recorded restructuring charges and related asset impairments of $81.9 million classified as operating expenses and an excess inventory charge of $84.0 million relating to the discontinued product lines, which was classified as cost of revenue.

The restructuring charges and related asset impairments recorded in the third quarter of fiscal 2001, and the reserve activity since that time, are summarized as follows (in thousands):

                                                                               Accrual                    Accrual
                                        Total                   Fiscal 2001   Balance at   Fiscal 2002   Balance at
                                     Restructuring   Non-cash      Cash        July 31,       Cash       April 27,
                                        Charge       Charges     Payments        2001       Payments        2002
                                        ------       -------     --------        ----       --------        ----
Workforce reductions                   $  4,174      $    829    $   2,823    $     522     $     380    $     142
Facility consolidations and
certain other costs                      24,437         1,214        1,132       22,091         3,409       18,682
Inventory and asset write-downs         137,285        84,972       13,923       38,390        38,390           --
                                       --------      --------    ---------    ---------     ---------    ---------
Total                                  $165,896      $ 87,015    $  17,878    $  61,003     $  42,179    $  18,824
                                       ========      ========    =========    =========     =========    =========

The fiscal 2001 restructuring program was substantially completed during the first half of fiscal 2002. The remaining cash payments consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and administrative expenses associated with the restructuring activities.

Fiscal 2002 Restructuring:
-------------------------

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

The restructuring charges and related asset impairments recorded in the first quarter of fiscal 2002, and the reserve activity since that time, are summarized as follows (in thousands):


                                                                                                      Accrual
                                                Original                                             Balance at
                                              Restructuring    Non-cash       Cash                   April 27,
                                                 Charge        Charges      Payments   Adjustments      2002
                                                 ------        -------      --------   -----------      ----
Workforce reduction                           $  7,106      $      173      $   6,088  $        --    $     845
Facility consolidations and certain other
costs                                           17,181           8,572          1,195           --        7,414
Inventory and asset write-downs                155,451         102,540         39,306        9,039        4,566
Losses on investments                           22,737          22,737             --           --           --
                                              --------      ----------      ---------  -----------    ---------
Total                                         $202,475      $  134,022      $  46,589  $     9,039    $  12,825
                                              ========      ==========      =========  ===========    =========

During the third quarter of fiscal 2002, the Company recorded a $9.0 million credit to cost of revenue due to changes in estimates, the majority of which related to favorable settlements with contract manufacturers. The remaining cash expenditures relating to workforce reductions will be substantially paid by the fourth quarter of fiscal 2002. Facility consolidation charges will be paid over the respective lease terms through fiscal 2005. The Company expects to substantially complete the fiscal 2002 restructuring program by the first quarter of fiscal 2003.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. Although SFAS No. 142 is not required to be adopted by the Company until fiscal 2003, its provisions must be applied to goodwill and other intangible assets acquired after June 30, 2001. As of April 27, 2002, the Company does not have any goodwill or other intangible assets relating to business combinations that were accounted for under APB Opinion No. 16. Accordingly, the adoption of SFAS No. 142 will not have a material impact on the Company's financial position or results of operations.

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

10. LITIGATION

Beginning on July 2, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors and the underwriters for the Company's initial public offering on October 21, 1999. Some of the complaints also include the underwriters for the Company's follow-on offering on March 14, 2000. The complaints were consolidated into a single action and an amended complaint was filed on April 19, 2002. The amended complaint was filed on behalf of persons who purchased the Company's common stock between October 21, 1999 and December 6, 2000. The amended complaint alleges violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the assertion that the Company's lead underwriters, the Company and the other named defendants made material false and misleading statements in the Company's Registration Statements and Prospectuses filed with the SEC in October 1999 and March 2000 because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the Company's public offerings and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. The amended complaint alleges claims against the Company, several of the Company's officers and directors and the underwriters under Sections 11 and 15 of the Securities Act. It also alleges claims against the Company, the individual defendants and the underwriters under Sections 10(b) and 20(a) of the Securities Exchange Act. The action against the Company is being coordinated with over three hundred other nearly identical actions filed against other companies. No date has been set for a response to the amended complaint. The actions seek damages in an unspecified amount. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously. The Company is not currently able to estimate the possibility of loss or range of loss, if any, relating to these claims.

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

OVERVIEW

We are a leading provider of intelligent optical networking products that enable telecommunications service providers to quickly and cost-effectively transform the capacity created by their fiber optic networks into usable bandwidth for the deployment of new high-speed data services. Since our inception in February 1998, our revenue has increased from $11.3 million for the fiscal year ended July 31, 1999 to $374.7 million for the fiscal year ended July 31, 2001. Our rapid growth in revenue during the majority of this period reflected a strong economic environment for telecommunications service providers, driven by strong capital markets and by changes in the regulatory environment, in particular those brought about by the Telecommunications Act of 1996. These factors enabled the entry of a significant number of new companies, typically referred to as emerging service providers or emerging carriers, into the telecommunications services industry.

Beginning in the third quarter of fiscal 2001, our revenue declined significantly due to unfavorable economic conditions caused by a rapid and significant decrease in capital spending by telecommunications service providers. Emerging service providers, which had been the early adopters of our technology, were no longer able to continue to fund aggressive deployments of equipment within their networks due to their inability to access the capital markets. Since then, many emerging service providers have experienced severe financial difficulties, and in many cases, have filed for bankruptcy protection, or have liquidated their assets and are no longer in business. This trend was compounded by decisions by incumbent service providers to slow their capital expenditures significantly, in part due to reduced competitive pressure from emerging carriers. In addition, many incumbent service providers have found their prospects for raising additional capital through the issuance of debt or equity securities to be greatly reduced, causing them to decrease capital expenditures to the minimum amount required to support their existing customer commitments. These conditions are currently impacting many of our current and prospective customers, and make any recovery in capital spending extremely difficult to forecast. Our revenue has been, and continues to be, negatively impacted by these unfavorable economic conditions.

We currently anticipate that the cost of revenue and the resulting gross margin will continue to be adversely affected by several factors, including reduced demand for our products, the effects of new product introductions including volumes and manufacturing efficiencies, component limitations, the mix of products and services sold, competitive pricing, and possible increases in inventory levels which could increase our exposure to excess and obsolete inventory charges. While we have taken actions to reduce our cost structure, we anticipate that we will continue to incur operating losses unless our revenue increases significantly compared to current levels. During the last half of fiscal 2001 and the first three quarters of fiscal 2002, we incurred substantial operating losses totaling $613.5 million, which includes net restructuring and asset impairment charges totaling $336.6 million. We expect to incur operating losses until the overall economic environment and the demand for our products improve. At this time, we have limited visibility into future revenue and cannot predict when, or if, the economic environment and the demand for our products will improve.

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

We continuously monitor our inventory balances and provisions are recorded for any differences between the cost of the inventory and its estimated market value, based on assumptions about future demand and market conditions. To the extent that a severe decline in forecasted demand occurs, significant charges for excess inventory are likely to occur, such as the $102.4 million charge we recorded in the first quarter of fiscal 2002. During the third quarter of fiscal 2001 and the first quarter of fiscal 2002, we recorded charges for restructuring and related asset impairments totaling $368.4 million, including inventory related charges of $186.4 million. These restructuring activities required us to make numerous assumptions and estimates, including future revenue levels and product mix, the timing of and the amounts received for subleases of excess facilities, the fair values of impaired assets, the amounts of other than temporary impairments of strategic investments, and the projected administrative expenses and professional fees associated with the restructuring activities. The estimates and assumptions relating to the restructuring activities must be continually monitored and evaluated, and if these estimates and assumptions change, we may be required to record additional charges or credits against the reserves previously recorded for these restructuring activities. For example, during the third quarter of fiscal 2002, we recorded a $9.0 million credit to cost of revenue, due to changes in estimates relating to the restructuring charge that had been recorded in the first quarter of fiscal 2002.

RESULTS OF OPERATIONS

REVENUE

Revenue decreased 75% or $40.6 million to $13.6 million for the three months ended April 27, 2002 compared to $54.2 million for the same period in fiscal 2001. Revenue decreased 83% or $267.3 million to $56.6 million for the nine months ended April 27, 2002 compared to $323.9 million for the same period in fiscal 2001. The decrease in revenue was due to the decline in the overall economic environment, in particular the reductions in capital spending by our target customers. For the three and nine months ended April 27, 2002, product revenue declined significantly while service revenue increased compared to the same periods in fiscal 2001. The increase in service revenue was due to revenue from maintenance and other services associated with product shipments that occurred in previous periods. For the nine months ended April 27, 2002, two international customers represented the majority of the Company's revenue. For the full fiscal year ending July 31, 2002, the Company anticipates that revenue will continue to be highly concentrated in a relatively small number of customers, and that international revenue will represent a relatively high percentage of total revenue.

Sales to emerging carriers, which had represented a large percentage of our revenue in the first half of fiscal 2001, were insignificant in the first three quarters of fiscal 2002, and we expect this trend to continue for the foreseeable future. While we have redirected our marketing efforts towards incumbent carriers, these customers typically have longer sales evaluation cycles than emerging carriers, and many incumbent carriers have also announced significant reductions in their capital expenditure budgets. Accordingly, there can be no certainty as to the severity or duration of the current economic downturn and its impact on our future revenue.

COST OF REVENUE

Cost of revenue decreased $129.1 million to $3.1 million for the three months ended April 27, 2002 compared to $132.2 million for the same period in fiscal 2001. Cost of revenue for the three months ended April 27, 2002 included a credit of $9.0 million, due to changes in estimates relating to the excess inventory charge recorded in the first quarter of fiscal 2002. Cost of revenue for the three months ended April 28, 2001 included an inventory write-down of $84.0 million associated with the consolidation and elimination of certain product lines. Excluding the impact of these charges, cost of revenue as a percentage of revenue was 89% for the three months ended April 27, 2002, compared to 89% for the same period in fiscal 2001. Cost of revenue as a percentage of revenue for each period reflects the lower utilization of certain fixed manufacturing and customer support costs at reduced revenue levels. Cost of revenue for services decreased $6.3 million to $5.6 million for the three months ended April 27, 2002 compared to $11.9 million for the same period in fiscal 2001, due primarily to the overall decrease in revenue and the corresponding decrease in customer support costs due to the Company's restructuring activities. In addition to the costs associated with supporting existing customers, cost of revenue for services includes costs to support evaluations and trials for potential customers, such as incumbent carriers which typically have relatively long sales evaluation cycles.

Cost of revenue decreased $130.4 million to $145.1 million for the nine months ended April 27, 2002 compared to $275.5 million for the same period in fiscal 2001. Cost of revenue for the nine months ended April 27, 2002 included a net charge of $93.4 million relating to excess inventory due to a significant reduction in the Company's demand forecasts in the first quarter of fiscal 2002. The original charge of $102.4 million, recorded in the first quarter of fiscal 2002, was reduced by a $9.0 million credit in the third quarter of fiscal 2002 due to changes in estimates. Cost of revenue for the nine months ended April 28, 2001 included an inventory write-down of $84.0 million associated with the consolidation and elimination of certain product lines. Excluding the effect of these charges, cost of revenue as a percentage of revenue was 91% for the nine months ended April 27, 2002, compared to 59% for the same period in fiscal 2001. Excluding the impact of the excess inventory charges, the increase in cost of revenue as a percentage of revenue reflects the overall decrease in revenue and lower utilization of certain fixed manufacturing and customer support costs. Cost of revenue for services decreased $6.9 million to $20.8 million for the nine months ended April 27, 2002 compared to $27.7 million for the same period in fiscal 2001, due primarily to the overall decrease in revenue and corresponding decrease in customer support costs.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased $18.9 million to $25.5 million for the three months ended April 27, 2002 compared to $44.4 million for the same period in fiscal 2001. Research and development expenses decreased $34.4 million to $88.0 million for the nine months ended April 27, 2002 compared to $122.4 million for the same period in fiscal 2001. The decreases in expenses were primarily due to reduced costs for project related materials and a decrease in personnel related expenses due to the Company's restructuring activities, which resulted in a consolidation of product offerings and more focused development efforts.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased $13.3 million to $8.9 million for the three months ended April 27, 2002 compared to $22.2 million for the same period in fiscal 2001. Sales and marketing expenses decreased $27.5 million to $34.0 million for the nine months ended April 27, 2002 compared to $61.5 million for the same period in fiscal 2001. The decrease in expenses for each period was primarily due to reduced costs for personnel and related expenses due to the Company's restructuring activities as well as decreased program marketing costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $2.2 million to $2.2 million for the three months ended April 27, 2002 compared to $4.4 million for the same period in fiscal 2001. General and administrative expenses decreased $5.0 million to $8.0 million for the nine months ended April 27, 2002 compared to $13.0 million for the same period in fiscal 2001. The decrease in expenses for each period was primarily due to reduced costs for personnel and related expenses due to the Company's restructuring activities.

AMORTIZATION OF STOCK COMPENSATION

Amortization of stock compensation expense decreased $1.8 million to $5.5 million for the three months ended April 27, 2002 compared to $7.3 million for the same period in fiscal 2001. Amortization of stock compensation expense decreased $37.1 million to $19.4 million for the nine months ended April 27, 2002 compared to $56.5 million for the same period in fiscal 2001. Amortization of stock compensation expense primarily resulted from the granting of stock options and restricted shares with exercise or sale prices which were deemed to be below fair market value. The decrease in amortization expense for the three months ended April 27, 2002 was primarily due to headcount reductions due to the Company's restructuring activities. The significant decrease in amortization expense for the nine months ended April 27, 2002 was primarily due to $36.3 million of amortization expense recorded during the first quarter of fiscal 2001, due to the accelerated vesting of certain restricted stock and stock options in connection with the acquisition of Sirocco Systems, Inc. ("Sirocco"). Amortization of stock compensation is expected to impact our reported results of operations through the fourth quarter of fiscal 2005.

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

The restructuring charges and related asset impairments recorded in the first quarter of fiscal 2002, and the reserve activity since that time, are summarized as follows (in thousands):

                                                                                                      Accrual
                                                Original                                             Balance at
                                              Restructuring    Non-cash       Cash                   April 27,
                                                 Charge        Charges      Payments   Adjustments      2002
                                                 ------        -------      --------   -----------      ----
Workforce reduction                            $   7,106       $    173     $  6,088   $        --   $     845
Facility consolidations and certain other
costs                                             17,181          8,572        1,195            --       7,414
Inventory and asset write-downs                  155,451        102,540       39,306         9,039       4,566
Losses on investments                             22,737         22,737           --            --          --
                                               ---------       --------     --------   -----------   ---------
Total                                          $ 202,475       $134,022     $ 46,589   $     9,039   $  12,825
                                               =========       ========     ========   ===========   =========

During the third quarter of fiscal 2002, we recorded a $9.0 million credit to cost of revenue due to changes in estimates, the majority of which related to favorable settlements with contract manufacturers. The remaining cash expenditures relating to workforce reductions will be substantially paid by the fourth quarter of fiscal 2002. Facility consolidation charges will be paid over the respective lease terms through fiscal 2005. We expect to substantially complete the fiscal 2002 restructuring program by the first quarter of fiscal 2003.

      Fiscal 2001 Restructuring

In the third quarter of fiscal 2001, we implemented our first restructuring program, designed to reduce expenses in order to align resources with long-term growth opportunities. The restructuring program included a workforce reduction, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products and overlapping feature sets. As a result of the restructuring program, we recorded restructuring charges and related asset impairments of $81.9 million classified as operating expenses and an excess inventory charge of $84.0 million relating to the discontinued product lines, which was classified as cost of revenue. The fiscal 2001 restructuring program was substantially completed during the first half of fiscal 2002. The remaining cash payments consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and administrative expenses associated with the restructuring activities.

ACQUISITION COSTS

Acquisition costs for the first quarter of fiscal 2001 were $4.9 million related to the acquisition of Sirocco. These costs included legal and accounting services and other professional fees associated with the transaction.

INTEREST AND OTHER INCOME, NET

Interest and other income, net decreased $10.1 million to $8.8 million for the three months ended April 27, 2002 compared to $18.9 million for the same period in fiscal 2001. Interest and other income decreased $35.9 million to $31.7 million for the nine months ended April 27, 2002 compared to $67.6 million for the same period in fiscal 2001. The decreases in interest and other income were primarily attributable to lower interest rates and a lower average cash balance during each period in fiscal 2002.

PROVISION FOR INCOME TAXES

We did not provide for income taxes for the three and nine months ended April 27, 2002 due to the net losses sustained in each period. During the three and nine months ended April 28, 2001, we recorded provisions for income taxes of $5.7 million and $13.1 million, respectively. During the second quarter of fiscal 2001, we recorded a tax provision of $7.4 million because our expectation at that time was that we would generate taxable income for the full fiscal year. During the third quarter of fiscal 2001, we began to incur net losses and accordingly, the provision for taxes currently payable that was recorded in the second quarter of fiscal 2001 was subsequently reversed. However, due to the cumulative net losses, we determined that it was more likely than not that the net deferred tax assets would not be realized, and accordingly, we recorded a provision of $13.1 million to establish a full valuation allowance against the net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments were $1.06 billion at April 27, 2002. Included in this amount were cash and cash equivalents of $262.3 million, compared to $492.5 million at July 31, 2001. The decrease in cash and cash equivalents of $230.2 million was attributable to cash used in operating activities of $183.9 million and cash used in investing activities of $49.0 million, offset by cash provided by financing activities of $2.7 million.

Cash used in operating activities of $183.9 million consisted of the net loss for the period of $306.1 million, adjusted for non-cash charges totaling $185.9 million and changes in working capital totaling $63.7 million, the most significant components of which were decreases in accounts payable of $49.7 million and accrued restructuring costs of $29.4 million. Non-cash charges included depreciation and amortization, restructuring charges and related asset impairments, and amortization of stock compensation. Cash used in investing activities of $49.0 million consisted primarily of net purchases of investments of $41.3 million and purchases of property and equipment of $13.0 million. Cash provided by financing activities of $2.7 million consisted primarily of the proceeds received from employee stock plan activity.

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

Currently, our primary source of liquidity comes from our cash and cash equivalents and investments, which total $1.06 billion at April 27, 2002. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities ranging from 90 days to three years. At April 27, 2002, $588.8 million of investments with maturities of less than one year were classified as short-term investments, and $206.1 million of investments with maturities of greater than one year were classified as long-term investments. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and investments will continue to be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At April 27, 2002, more than 90% of our accounts receivable balance was attributable to two international customers. As of April 27, 2002, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases, and are substantially unchanged from those which were disclosed in Note 5 to the consolidated financial statements included in the Company's Form 10-K for the year ended July 31, 2001.

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

         In addition to the economic downturn and the decline in capital spending by telecommunications service providers, recent terrorist acts and related military actions appear to have added additional uncertainty to an already weak overall economic environment. Further acts of war or terrorism, or related effects such as disruptions in air transportation, enhanced security measures and political instability in certain foreign countries, may adversely affect our business, operating results and financial condition. Although the overall economy in the United States has shown some preliminary signs of recovery in recent months, the telecommunications equipment industry has remained severely depressed. Our business and results of operations have been and will continue to be seriously harmed if current economic conditions do not improve.

WE ARE ENTIRELY DEPENDENT ON OUR LINE OF INTELLIGENT OPTICAL NETWORKING PRODUCTS AND OUR FUTURE REVENUE DEPENDS ON THEIR COMMERCIAL SUCCESS

         Our future revenue depends on the commercial success of our line of intelligent optical networking products. As of April 27, 2002, our SN 3000 Optical Access Switch, SN 8000 Intelligent Optical Transport Node, SN 10000 Intelligent Optical Transport System, SN 16000 Intelligent Optical Switch and Silvx Manager Network Management System are the only products that are currently available for sale to customers. To be successful, we believe that we must continually enhance the capabilities of our existing products, and successfully develop and introduce new products. We cannot assure you that we will be successful in completing the development, introduction or production manufacturing of new products or enhancing our existing products. Failure of our current or planned products to operate as expected could delay or prevent their adoption. If our target customers do not adopt, purchase and successfully deploy our current and planned products, our results of operations could be adversely affected.

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

         We currently have a limited number of customers, one of whom, Williams Communications, accounted for 47%, 92%, and 100% of our revenue during fiscal 2001, 2000 and 1999, respectively. Another customer, 360networks, accounted for 11% of our revenue in fiscal 2001. As a result of unfavorable economic and other conditions, several of our largest customers to date, including Williams and 360networks, have slowed their capital expenditures and decreased their rate of ordering products from us. In any given quarter, a relatively small number of customers typically comprise a large percentage of total revenue, though the composition of these customers may vary from quarter to quarter. For the nine months ended April 27, 2002, two international customers represented the majority of the Company's revenue.

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

WE EXPECT GROSS MARGINS TO REMAIN AT REDUCED LEVELS IN THE NEAR TERM

          Our gross margins declined significantly compared to historical levels beginning in the third quarter of fiscal 2001. For the first nine months of fiscal 2002, after excluding the effect of special charges, our gross profit was 9% of revenue, as compared to 47% of revenue for the first half of fiscal 2001. We currently anticipate that gross margins are likely to continue to be adversely affected by several factors, including reduced demand for our products, the effects of new product introductions including volumes and manufacturing efficiencies, component limitations, the mix of products and services sold, competitive pricing, and possible increases in inventory levels which could increase our exposure to excess and obsolete inventory charges, such as the charge which occurred in the first quarter of fiscal 2002.

CURRENT ECONOMIC CONDITIONS COMBINED WITH OUR LIMITED OPERATING HISTORY MAKES FORECASTING DIFFICULT

          Current economic conditions in the telecommunications industry, combined with our operating history, make it difficult to accurately forecast revenue, and there is limited historical data upon which to base our planned operating expenses. At the present time, our operating expenses are largely based on the requirements that we believe are necessary to support sales to incumbent carriers, and a high percentage of these expenses are and will continue to be fixed. Our ability to sell products and the level of success, if any, we may achieve depend, among other things, upon the level of demand for intelligent optical networking products, which continues to be a rapidly evolving market. In addition, we continue to have limited visibility into the capital spending plans of our current and prospective customers, which increases the difficulty of forecasting our revenue or predicting any recovery in capital spending trends. We have directed our sales efforts towards incumbent carriers, many of which have historically financed their capital expenditures using significant amounts of debt. In recent months, many of these incumbent carriers have come under increased scrutiny from credit rating agencies and investors due to their relatively high debt levels, which may limit their ability to make future equipment purchases. We expect that these conditions are likely to continue to limit our ability to forecast our revenue. If operating results are below the expectations of our investors and market analysts, this could cause declines in the price of our common stock.

OUR FAILURE TO GENERATE SUFFICIENT REVENUE WOULD PREVENT US FROM ACHIEVING PROFITABILITY

          Beginning in the third quarter of fiscal 2001, our revenue has declined considerably and we have incurred significant operating losses since that time. As of April 27, 2002, we had an accumulated deficit of $607.6 million. We cannot assure you that our revenue will increase or that we will generate sufficient revenue to achieve or sustain profitability. While we have implemented restructuring programs designed to decrease the Company's business expenses, we will continue to have large fixed expenses and we expect to continue to incur significant sales and marketing, product development, customer support and service, administrative and other expenses. As a result, we will need to generate significantly higher revenue over the current levels in order to achieve and maintain profitability.

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

WE MAY NOT BE SUCCESSFUL IF OUR CUSTOMER BASE DOES NOT GROW

          Our future success will depend on our attracting additional customers. Due to the overall economic downturn in our industry and the financial difficulties experienced by emerging carriers, the number of potential customers for our products at the current time has been reduced. Our ability to attract new customers could also be adversely affected by:

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

OUR BUSINESS IS SUBJECT TO RISKS FROM INTERNATIONAL OPERATIONS

          International sales represented 35% of total revenue in fiscal 2001, and a substantial majority of total revenue in the first three quarters of fiscal 2002, and we expect that international sales will continue to represent a significant portion of our revenue. Doing business internationally requires significant management attention and financial resources to successfully develop direct and indirect sales channels and to support customers in international markets. While international sales currently represent a high percentage of total revenue, these sales are concentrated within a relatively small number of customers. We may not be able to maintain or expand international market demand for our products.

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

     * necessity to work with third parties in certain countries to perform installation and obtain customer acceptance, and the resulting impact on revenue recognition;

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

          The contract manufacturing industry is a highly competitive, capital-intensive business with relatively low profit margins. In addition, there have been a number of major acquisitions within the contract manufacturing industry in recent periods. While to date there has been no significant impact on our contract manufacturers, future acquisitions could potentially have an adverse effect on our working relationship with our contract manufacturers. For example, in the event of a major acquisition involving one of our contract manufacturers, difficulties could be encountered in the merger integration process that could negatively impact our working relationship. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming and could result in a significant interruption in the supply of our products. If we are required or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

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

THE INDUSTRY IN WHICH WE COMPETE IS SUBJECT TO CONSOLIDATION

         We believe that the industry in which we compete may enter into a consolidation phase. Recently, one of our larger competitors, Ciena Corporation, announced an agreement to acquire another company in our industry, ONI Systems. Over the past 12-18 months, the market valuations of the majority of companies in our industry have declined significantly, and many companies have experienced dramatic decreases in revenue due to decreased customer demand in general, a smaller customer base due to the financial difficulties impacting emerging carriers, reductions in capital expenditures by incumbent carriers, and other factors. We expect that the weakened financial position of many companies in our industry may cause acquisition activity to increase. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as we compete to be a single vendor solution and could have a material adverse effect on our business, operating results, and financial condition.

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

OUR FAILURE TO CONTINUALLY IMPROVE OUR INTERNAL CONTROLS AND SYSTEMS, AND RETAIN NEEDED PERSONNEL COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

           Since inception, the scope of our operations has increased and we have grown our headcount substantially. However, beginning in the third quarter of fiscal 2001, our headcount levels have been reduced significantly, due primarily to our restructuring activities. At April 27, 2002, we had a total of 665 employees, which represents a reduction of approximately 40% from headcount levels immediately prior to the restructuring actions. Our initial growth, followed by more recent headcount reductions, has placed a significant strain on our management systems and resources. Our ability to successfully offer our products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial, managerial and manufacturing controls and reporting systems, and will need to effectively manage our headcount levels worldwide. We may not be able to implement adequate control systems in an efficient and timely manner. In spite of recent economic conditions, competition for highly skilled personnel is intense, especially in the New England area where we are headquartered. Any failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could adversely affect our results of operations.

WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO RETAIN OUR KEY EMPLOYEES, OUR ABILITY TO COMPETE COULD BE HARMED

         We depend on the continued services of our executive officers and other key engineering, sales, marketing and support personnel, who have critical industry experience and relationships that we rely on to implement our business plan. None of our officers or key employees is bound by an employment agreement for any specific term. We do not have "key person" life insurance policies covering any of our employees. All of our key employees have been granted stock-based awards which are intended to represent an integral component of their compensation package. These stock-based awards may not provide the intended incentive to our employees if our stock price declines or experiences significant volatility. The loss of the services of any of our key employees, the inability to attract and retain qualified personnel in the future, or delays in hiring qualified personnel could delay the development and introduction of, and negatively impact our ability to sell, our products.

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

         As of April 27, 2002, we have made strategic investments in privately held companies totaling approximately $26.0 million, and we may decide to make additional investments in the future. During the first quarter of fiscal 2002, we recorded impairment losses of $22.7 million relating to these investments. These types of investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in certain or all of these companies.

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

THERE MAY BE SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK THAT COULD CAUSE OUR STOCK PRICE TO FALL, OR INCREASE THE VOLATILITY OF OUR STOCK PRICE

          As of April 27, 2002, options to purchase a total of 29.7 million shares of our common stock were outstanding. Included in this amount were options to purchase approximately 12.6 million shares that were issued during the second quarter of fiscal 2002, in accordance with the terms of an option exchange program in which most of our employees were eligible to participate. While these options are subject to vesting schedules, a number of the shares underlying these options are freely tradable. Sales of a substantial number of shares of our common stock could cause our stock price to fall or increase the volatility of our stock price. In addition, sales of shares by our stockholders could impair our ability to raise capital through the sale of additional stock.

INSIDERS OWN A SUBSTANTIAL NUMBER OF SYCAMORE SHARES AND COULD LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS, INCLUDING CHANGES OF CONTROL

          As of April 27, 2002, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 39.6% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

Interest Rate Sensitivity

     We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including: commercial paper, certificates of deposit, money market funds and government and non-government debt securities. These available-for-sale securities are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increase immediately and uniformly by 10 percent from levels at April 27, 2002, the fair value of the portfolio would decline by approximately $1.2 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Exchange Rate Sensitivity

          We operate primarily in the United States, and the majority of our sales to date have been made in US dollars. However, our business has become increasingly global, with international revenue representing 35% of total revenue in fiscal 2001, and a substantial majority of total revenue in the first three quarters of fiscal 2002. We anticipate that international sales will continue to represent a significant portion of total revenue. As a result, we expect that sales in non-dollar currencies and our exposure to foreign currency exchange rate fluctuations are likely to increase. To date, international sales that create exposure to foreign currency exchange rate fluctuations have been made primarily in British Pounds and Japanese Yen. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Beginning on July 2, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors and the underwriters for the Company's initial public offering on October 21, 1999. Some of the complaints also include the underwriters for the Company's follow-on offering on March 14, 2000. The complaints were consolidated into a single action and an amended complaint was filed on April 19, 2002. The amended complaint was filed on behalf of persons who purchased the Company's common stock between October 21, 1999 and December 6, 2000. The amended complaint alleges violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the assertion that the Company's lead underwriters, the Company and the other named defendants made material false and misleading statements in the Company's Registration Statements and Prospectuses filed with the SEC in October 1999 and March 2000 because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the Company's public offerings and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. The amended complaint alleges claims against the Company, several of the Company's officers and directors and the underwriters under Sections 11 and 15 of the Securities Act. It also alleges claims against the Company, the individual defendants and the underwriters under Sections 10(b) and 20(a) of the Securities Exchange Act. The action against the Company is being coordinated with over three hundred other nearly identical actions filed against other companies. No date has been set for a response to the amended complaint. The actions seek damages in an unspecified amount. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously. The Company is not currently able to estimate the possibility of loss or range of loss, if any, relating to these claims.

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

Dated: June 7, 2002

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