Form 10-K
period 2002-07-31
SYCAMORE NETWORKS INC
filed 2002-10-24
CIK 1092367

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

(Mark One)

   [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

                    For the fiscal year ended July 31, 2002

                                      OR

     [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

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

                                 220 Mill Road
                        Chelmsford, Massachusetts 01824
                    (Address of principal executive office)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of October 15, 2002 there were 271,108,606 shares outstanding of the registrant's common stock, $0.001 par value. As of that date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $425,859,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   PART III--Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 19, 2002 are incorporated by reference into Part III (Items 10, 11, 12 and 13) to this Form 10-K.

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

                                    PART I

ITEM 1. BUSINESS

Overview

   We develop and market intelligent optical networking products that enable telecommunications service providers to cost effectively transform the capacity created by their fiber optic networks into usable bandwidth to deliver a broad range of telecommunications services. Our current and prospective customer base includes incumbent local exchange carriers (also known as Regional Bell Operating Companies or RBOCs), Interexchange Carriers (IXCs), international incumbent operators (also known as Postal Telephone and Telegraph operators or PTTs), international competitive carriers, Internet Service Providers (ISPs), emerging service providers, non-traditional telecommunications service providers, and other large corporate and government organizations with their own private fiber networks.

   We commenced operations in February 1998 and shipped our first product in May 1999. In September 2000, we acquired Sirocco Systems, Inc., a U.S. company headquartered in Wallingford, Connecticut ("Sirocco"), which broadened our switching product portfolio to include intelligent optical networking products designed for the metropolitan or edge segment of the network. Revenue increased from $11.3 million for the fiscal year ended July 31, 1999 to $198.1 million for the fiscal year ended July 31, 2000 and $374.7 million for the fiscal year ended July 31, 2001. During the latter half of fiscal 2001, a rapid and significant decrease in capital spending by telecommunications service providers began to impact Sycamore's business. Over the course of fiscal 2002, capital spending by service providers continued to decline and market conditions worsened. As a consequence, beginning in the second half of fiscal 2001 and continuing through fiscal 2002, our revenue steadily declined. Total revenue for fiscal 2002 was $65.2 million, a decrease of 83% compared to fiscal 2001. As market conditions deteriorated, we took steps to reduce our cost structure, decrease cash consumption and eliminate certain product lines and feature sets by implementing restructuring programs in the third quarter of fiscal 2001, and in the first and fourth quarters of fiscal 2002. These restructuring programs included reductions in workforce, facilities consolidations, the discontinuation of certain product offerings, and the write down of excess inventory and other impaired assets, as described in detail in
Note 10 to our consolidated financial statements. During the fourth quarter of fiscal 2002, as a component of our third restructuring program, we made a strategic decision to exit the stand-alone optical line transport system market and to focus Sycamore's business on optical switching. While we have taken actions to reduce our cost structure, we anticipate that we will continue to incur operating losses unless the overall economic environment improves and our revenue increases significantly compared to current levels.

   Although Sycamore's current and prospective customers have sharply decreased their capital spending on optical networking systems over the past 12 to 18 months due to adverse market conditions, we continue to believe that our industry presents long-term growth opportunities. We believe that the legacy technologies that have been used to build the existing voice-centric public network do not provide a scalable, cost-effective network foundation to support the requirements of the mobile and high-speed data applications that will ultimately drive network growth. As data and mobile traffic on the network grows, we believe that service providers will require new solutions to relieve network congestion, improve service profitability and capitalize on the service opportunities presented by new communications applications. Our intelligent optical switching products are designed to create an intelligent optical network infrastructure that will enable telecommunications service providers to easily scale their networks, minimize ongoing capital and operational costs to achieve greater service profitability and reduce the time it takes to introduce and provision new services. Our products are designed to protect service providers' existing investment in fiber optic and transmission equipment and provide a migration path to a new, more data-optimized, network infrastructure.

Industry Background

  Challenges Facing Telecommunications Service Providers

   Over the past decade, the telecommunications industry has been reshaped by regulatory changes, capital investment, technology innovation, and customer demand. Data traffic across the public network has grown significantly, driven by applications such as Internet access, electronic mail, electronic commerce and remote network access by telecommuters. Mobile communication applications have proliferated and wireless voice services are emerging as a competitive alternative to traditional fixed-line telephone services for residential applications. Over the past five years, service providers invested heavily in the deployment of fiber optic cable to create the raw capacity needed to transport vast amounts of network traffic. Though current market challenges are impacting near term capital investment in network infrastructure, it is clear that with this capacity now in place, the next step is to economically transform that capacity into usable bandwidth that can be delivered to customers in the form of differentiated services whenever and wherever it is needed as mobile and data driven network traffic continues to grow.

   In order to support new and competitive service offerings, the underlying public network infrastructure continues to evolve. The existing public network was originally designed to support traditional telephony traffic, which has very different characteristics than data traffic. Generally, individual fixed line voice calls consume very little bandwidth for short periods of time and they are most often terminated within a local city environment. Overall growth in fixed line voice traffic has been relatively slow and predictable, which has allowed for long-term network planning and gradual network expansion. Unlike voice traffic, data traffic has experienced rapid growth in recent years and it has continued to grow despite the market downturn. In contrast to traditional voice applications, data applications can consume vast amounts of bandwidth for long periods of time and "data calls" are far less predictable than voice calls relative to the duration of each connection and the distance that traffic is required to travel from origin to destination. Because the growth and pattern of data traffic is inherently unpredictable, it is difficult to plan and anticipate network expansion requirements well in advance of customer demand.

   To rise to competitive challenges and accommodate a more mobile and data centric communications environment requires that greater levels of automation, flexibility, and scalability be introduced into the public network infrastructure. By creating a more agile intelligent optical network infrastructure, telecommunications service providers will be able to improve service profitability, accelerate the service provisioning process and create a flexible network foundation to introduce a range of new services.

  Existing Public Network Transmission Infrastructure and Limitations

   Historically, to build the infrastructure of their networks, telecommunications service providers laid fiber optic cable and installed optical transmission equipment to "light" the fiber to create capacity. Traditional investments in transmission equipment have been spread across dense wave division multiplexing equipment, known as DWDM, and SONET/SDH equipment. DWDM equipment expands the transmission capacity of a specific fiber by dividing a single strand of fiber into multiple light-paths, or wavelengths. SONET/SDH transmission equipment is used to transform that capacity into usable bandwidth that can be delivered to a customer in the form of a voice or data service.

   In a traditional public network transmission infrastructure, the ability to manage network traffic resides in the SONET/SDH equipment. Specifically, Add/Drop Multiplexers (ADMs) and Digital Cross Connects (DCXs) have been used to convert traffic from electrical to optical format for transport and routing across the optical network. The optical fiber itself is only a physical transmission medium with no embedded intelligence. Typically deployed in a ring-based architecture, the SONET/SDH equipment allocates half of the bandwidth available on the ring for back-up in case of a network failure, which limits a telecommunications service provider's ability to fully utilize all of their optical resources. Once bandwidth on the SONET/SDH ring is fully allocated, it is a time-consuming, complex and costly process to upgrade the ring to support the delivery of additional bandwidth and services. To support the bandwidth requirements, connection duration and demand characteristics of data traffic, networks must be capable of quickly delivering and redeploying large amounts of bandwidth cost-effectively, when and where it is needed and for just as long as it is needed.

   A traditional SONET/SDH network architecture, however, is not sufficiently flexible to meet these requirements. Generally, the process of expanding the capacity of a SONET/SDH network to supply more bandwidth for service delivery is time-consuming, complex and costly, requiring trained technicians to visit each network transit point and significant up-front capital investment by the telecommunications service provider. In addition, once bandwidth is made available, it cannot be easily redeployed as customer demands change.

   In today's capital constrained environment, a large-scale upfront investment in capital equipment in advance of demand is difficult to justify. Conversely, long lead times for service delivery can negatively impact a service provider's ability to compete for business. To retain existing accounts and attract new customers without sacrificing profitability in a competitive market environment, service providers need to move toward a "just-in-time" investment and service delivery model allowing them to introduce and expand services when and where needed in response to demand. Supporting a "just-in-time" investment and service delivery model requires a public network architecture that facilitates efficient resource management, scales easily and provides sufficient flexibility to support a wide range of service and bandwidth requirements.

The Sycamore Solution

   We develop and market a family of software-based integrated intelligent optical switching products that enable service providers to quickly and cost-effectively create an intelligent optical network to deliver large amounts of bandwidth in the form of voice and data services. Our products provide the tools to enable service providers to better utilize and manage their existing optical networks, lower the operating costs associated with managing these networks and speed the service provisioning process, while providing a migration path to a next generation, agile intelligent optical network.

  Key benefits of our solution include the following:

   Improves Network Flexibility and Scalability. Our software-based optical switching products are designed to allow telecommunications service providers to improve the flexibility and scalability of their networks without the long lead times and large, upfront capital investment presently required for a network build-out. The software-based capabilities of our products allow service providers to effectively and efficiently identify idle bandwidth, increase network utilization and upgrade their network infrastructure and services. This improved flexibility and scalability enables service providers to more easily expand their network infrastructure, support new applications and introduce value-added services for the benefit of their customers.

   Enables Rapid Service Delivery. The competitive marketplace facing service providers and the pace of technological change require that the public network infrastructure be adaptable to accommodate shifts in customer demand for service. Our products are designed to shorten the time it takes for service providers to derive and distribute bandwidth across their networks, thereby enabling our customers to introduce network services quickly in response to their customers' demand. We believe that this capability is particularly important for service providers because it enables them to expand their networks based on current, rather than forecasted, market demand for their services.

   Facilitates Introduction of New Services and Creation of New Revenue Opportunities for Service Providers. Because our products are software-centric and based on open industry standards, we are able to rapidly introduce new features into our products, which can in turn be used by service providers to expand the services they offer their customers. We believe that these added features provide revenue opportunities for our customers and enable them to differentiate their network services from those of their competitors. We have designed a comprehensive network management solution that enables service providers to monitor the performance of their network, isolate and manage network faults, and otherwise manage their network on a real-time basis. With our network management system, service providers are able to offer value-added services such as customer network management to their customers.

   Protects Existing Investments. Our products are designed to enable our customers to increase the functionality and improve the performance of their networks without sacrificing their infrastructure investments in SONET/SDH equipment. Our products are designed with features that facilitate a gradual migration from existing SONET/SDH networks to more flexible data optimized intelligent optical networks. Service providers can introduce our products into an existing optical network environment, when and where needed, without replacing the current architecture. For example, over a common fiber infrastructure, a service provider's existing SONET/SDH network could be used to continue to support low speed voice and data services, while new higher speed data services could be supported by our intelligent optical networking products. Furthermore, the common software architecture, which serves as the basis for our future products, is intended to ensure the continued interoperability and manageability of our products as our product line evolves.

   Provides Capital and Operational Cost Savings to Deliver Improved Service Profitability. By using the latest in component technology in combination with sophisticated software intelligence, our products are designed to minimize both the upfront capital costs and ongoing operational costs associated with an infrastructure build. Our products consolidate the functionality of multiple network elements, such as ADMs, DCXs and DWDM transport equipment, which enables significant capital savings as well as greater operational efficiencies through a simplified network architecture and reduced power consumption, real estate and maintenance costs. Operational costs are also positively impacted by the strength of our software which provides the ability to automate the provisioning and management of new services, improving time to revenue for our customers and eliminating the requirement for labor intensive manual installation and maintenance programs.

   Provides the Ability to Deploy an Integrated Optical Networking Solution From the Edge of the Public Network Through the Core. Our switching product portfolio, complemented by our network management capabilities, is designed to enable service providers to extend the scaling and service provisioning benefits of intelligent optical networking throughout the network with an integrated solution from the edge to the core. Our use of a common software architecture and management system across our entire product portfolio simplifies service creation, provisioning and management for service providers, thereby enabling them to improve their time to market for new services.

Strategy

   Our objective is to be the leading provider of intelligent optical networking products. Key elements of our strategy include the following:

   Offer End-to-End, Integrated Optical Switching Solutions to Customers. We offer a full range of intelligent optical switching products to our customers. Our switching products, under the umbrella of our SILVX(TM) network management system, support an integrated deployment of intelligent optical networking technology from the edge to the core of the network. In addition to supporting the development of new networks, our products help service providers improve the utilization of fiber optic capacity that has already been deployed in the network. For example, our optical switches have been designed to facilitate the transition to a data-optimized network environment. A data-optimized intelligent optical network provides greater flexibility than a traditional SONET/SDH network by providing for more direct routes between network points, better utilization of bandwidth and more efficient network restoration schemes in the event of a fiber or circuit failure. When the SN 16000 optical switch is combined with our SN 3000 optical edge switches, telecommunications service providers can deploy an integrated "all switched" intelligent optical network infrastructure from the core to the edge of their network.

   Advance Partnerships and Alliances with Large Telecommunications Equipment Providers. As a company with a comprehensive portfolio of integrated, intelligent optical switching products, partnerships and alliances with large telecommunications equipment providers that lack such products offer the potential to expand our access to a broader set of customers around the world. For example, during the fourth quarter of fiscal 2002, Sycamore established a strategic alliance with Siemens Information and Communications Networks (ICN) for the resale of our SN 16000 optical switch by the Siemens ICN sales force, as well as for joint product development to integrate our respective network management systems and our SN 16000 optical switch with Siemens' optical transmission systems.

   Collaborate With Customers To Generate Demand For New Services. We work collaboratively with our customers to help them identify and create new services for their end-user customers. Our professional and customer services teams provide assistance in such areas as network planning, design and implementation to facilitate the introduction of these services. By helping our customers to create new services, we help generate additional revenue opportunities for our customers and enhance the value proposition of our products.

   Utilize Software-Based Product Architecture. Our products utilize a standards-based software-centric architecture that permits greater flexibility, enhanced interoperability and expanded network management capabilities. The common architecture is designed to reduce the complexity of introducing new software revisions across the network. We believe that this architecture accelerates the release of new products and enables our customers to upgrade with minimal network impact and operator training. All Sycamore switching products are linked by a common network management system, SILVX NMS and rely on a common networking software suite, Broadleaf(TM).

   Incorporate Commercially Available Optical Hardware Components. We use commercially available optical hardware components in our products when feasible. We believe that by using these third-party components, we benefit from the research and development of the vendors of these products, as well as from the efficiencies of scale that these vendors generate by producing the components in higher volumes. As a result of our use of these components, we believe that we can more quickly bring to market a broad-based product line at a lower cost than if we had utilized proprietary components.

   Outsource Manufacturing. We outsource the manufacturing of our products to reduce our cost structure, minimize the use of working capital for inventory purchases, and to maintain our focus on the development of value-added software and the integration of hard-optics components into our products.

   Focus On Just-In-Time Implementation. Our product architecture strategy is to develop products that enable service providers to expand and upgrade their networks in response to demand on a "just-in-time" basis. Our software-based product architecture is designed to help us achieve this goal. Our software capabilities support a modular "plug and play" hardware architecture which is designed to allow new and enhanced modules to be easily inserted into the network as optical networking technology advances.

   Capitalize On Extensive Industry Experience. We have significant management, engineering and sales experience in the networking and optics industries, and long-standing relationships with key personnel in our target customer base. We believe that our experience and relationships are important in enabling us to develop products to meet our customers' needs and to penetrate our target market.

Products and Technology

  Product Architecture

   Our software-based intelligent optical switching products are designed to enable service providers to leverage their optical network infrastructure to deliver a broad range of end-to-end services to meet the bandwidth intensive needs of data applications.

   Our products are designed to provide:

  . Lower operating costs by automating manual and time-consuming service provisioning processes and reducing the space and power requirements associated with legacy solutions;

  . Capital cost benefits through the delivery of high capacity systems in compact form factors and the ability to select the optimal capacity for the traffic parameters of each network site;

  . A simplified and more manageable network architecture by consolidating multiple functional elements or network devices into a single system;

  . Faster service delivery capabilities by enabling automated end-to-end provisioning of services;

  . The ability to simplify network expansion and upgrade through advanced software capabilities;

  . A practical migration path from a SONET/SDH architecture to a data optimized intelligent optical network; and

  . Access to new revenue opportunities for service providers through advanced features that support a wide range of value-added service offerings.

   We believe that the acceptance and implementation of intelligent optical networking technology by service providers is being driven by requirements to lower network operations costs, network scaling requirements and service demands. Our product strategy allows service providers to migrate from today's SONET/SDH network architecture to an intelligent optical network while preserving their investment in the existing network.

  Sycamore's intelligent optical switching products incorporate the following features:

   Intelligent Optical Networking Software. Our product line shares a common software foundation that is based on open industry standards. This software foundation allows us to minimize product development time by leveraging our software architecture across multiple product lines. Our software architecture is designed to offer service providers tools to continue evolving their networks without requiring the replacement of existing infrastructure. In addition, the architecture is designed to allow service providers to rapidly absorb new optical technology and functionality into the network with minimal effort, training and incremental investment. Software-based features such as optical signaling and routing, topology discovery and system self-inventory allow service providers to quickly respond to customer needs.

   SONET/SDH Functionality. Our products are designed to provide the optical interfaces and management and restoration capabilities traditionally offered on SONET/SDH equipment.

   DWDM Technology. DWDM technology creates capacity by multiplying the number of wavelengths that a single fiber can support. We integrate commercially available DWDM optical technology into our switching products, providing a cost-effective integrated switching and transport solution to our customers.

   Network Management. Our network management products are designed to provide end-to-end management and control of the intelligent optical network. Network management functions include fault management, configuration management, accounting management, performance management and security management. SilvxManager(TM), our network management platform delivers a distributed solution designed to provide end-to-end management of the intelligent optical network. Our network management products are designed to manage Sycamore's intelligent optical networking products, provide for the management of third-party products and integrate with other operating support systems when introduced into an existing network environment.

Sycamore's Intelligent Optical Networking Products

   SN 3000. The SN 3000 is an optical edge switch that is designed to perform aggregation, grooming and switching functions, primarily in mid-range traffic density environments and in the metropolitan segment of the network. The SN 3000 is a highly redundant system designed for central office applications. Due to its space efficient design, the SN 3000 is intended to provide extremely high port density in a compact architecture. Featuring an integrated optical subsystem for DWDM trunking and wavelength cross-connect, the SN 3000 platforms aggregate traffic from existing SONET/SDH rings or directly from subscribers and support a full complement of service interfaces.

   SN 16000 SC. The SN 16000 SC (Single Chassis) is a high-density, single chassis intelligent optical grooming switch for efficient circuit routing in regional core networks and cost-efficient aggregation of traffic in dense metro networks. The SN 16000 SC has been designed to integrate smoothly into existing network environments containing products from a variety of optical networking vendors.

   SN 16000. The SN 16000 is a high capacity multi-chassis intelligent optical switch for end-to-end wavelength switching and routing at the core of the optical network, which is necessary for the creation of a highly scalable core network. The SN 16000 supports incremental network growth through a modular architecture and has been designed to integrate smoothly into existing network environments.

   SILVX NMS(R). The SILVX optical network management system provides end-to-end management of services across a service provider's optical network. SILVX simplifies network configuration, network provisioning and network management by automating many of today's manual and labor-intensive network management processes via advanced software. Additionally, SILVX allows service providers to offer network management-based services to their customers.

Customers

   Our target customer base includes incumbent local exchange carriers (also known as Regional Bell Operating Companies or RBOCs), Interexchange Carriers
(IXCs), international incumbent operators (also known as Postal Telephone and Telegraph operators or PTTs), international competitive carriers, Internet Service Providers (ISPs), emerging service providers, non-traditional telecommunications service providers and other large corporate and government organizations with their own private fiber networks.

   During the year ended July 31, 2002, shipments of products to two customers, Vodafone Group PLC and NTT Communications, a subsidiary of Nippon Telephone and Telegraph Corporation, accounted for 45% and 20% of our revenue, respectively. During the years ended July 31, 2001 and 2000, shipments of products to one customer, Williams Communications Group, Inc., accounted for 47% and 92% of our revenue, respectively. During the year ended July 31, 2001, shipments to another customer, 360networks inc., accounted for 11% of our revenue. International revenue was 87% of total revenue during the year ended July 31, 2002, compared to 35% of total revenue during the year ended July 31, 2001, and an insignificant amount for the year ended July 31, 2000. See "Segment Information" in Note 2 to our consolidated financial statements for additional details.

   Historically, a large percentage of our revenue has been derived from emerging service providers, including Williams Communications and 360networks. Beginning in the third quarter of fiscal 2001, unfavorable economic conditions caused a rapid and significant decrease in capital spending by telecommunications service providers. As a result, emerging service providers, which had been the early adopters of our technology, were no longer able to continue to fund aggressive deployments of equipment within their networks due to their inability to access the capital markets. Many of these emerging service providers have experienced severe financial difficulties, causing them to dramatically reduce their capital expenditures, and in many cases, file for bankruptcy protection. As a result, we believe that sales to emerging service providers are likely to remain at reduced levels. A key element of our strategy is to increase our sales to incumbent service providers, which typically have longer sales evaluation cycles than those of emerging service providers. After adding several incumbent service providers to our customer base during the past two years, a large percentage of our revenue is now derived from incumbent service providers, including Vodafone and NTT Communications. However, incumbent service providers have also recently slowed their capital expenditures significantly and this trend is resulting in longer than anticipated sales evaluation cycles. Many incumbent service providers have historically financed their capital expenditures using significant amounts of debt. In recent months, many of these incumbent service providers have come under increased scrutiny from credit rating agencies and investors due to their relatively high debt levels, which may limit their ability to make future equipment purchases, and which limits our ability to forecast future revenue.

Sales and Marketing

   We sell our products through a combination of a direct sales force and distribution partners in certain international markets. As of July 31, 2002, our sales and marketing organization consisted of 65 employees, located at our headquarters in Chelmsford, Massachusetts, and various domestic and international sales and support office locations.

   Our marketing objectives include building market awareness and acceptance of Sycamore and our products as well as generating qualified customer leads. We participate in conferences, attend trade shows, and provide information about our company and our products on our Web site. We also conduct public relations activities, including interviews and demonstrations for the business and trade media, and industry analysts.

   Currently, the primary focus of our sales efforts is on developing strong relationships with incumbent service providers through both direct and indirect sales channels. Our sales and presales engineering organizations work collaboratively with both existing and prospective customers to help them identify and create new services that they can offer to their end-user customers.

   In addition, we provide comprehensive post-sales customer support including network planning and deployment, technical assistance centers and logistics support. Our customer support organization leverages a network of highly qualified service partners to extend our reach and capabilities.

Research and Development

   Our future success depends on our ability to increase the performance of our products, to develop and introduce new products and product enhancements and to effectively respond to our customers' changing needs. We believe that we can continue to enhance our technologies to improve the scalability, performance and reliability of our intelligent optical networking products. We also plan to continue to enhance our network management software to enable our customers to deliver new or enhanced services using our intelligent optical networking products. We have made, and intend to continue to make, substantial investments in research and development. Research and development expenses were $109.7 million, $159.6 million and $71.9 million, respectively, for the years ended July 31, 2002, 2001, and 2000. As of July 31, 2002, we had 255 employees involved in research and development.

Competition

   The market for intelligent optical networking products is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future both domestically and internationally, in response to capital spending restrictions by telecommunications providers and as we move into new markets and expand our presence globally. Our primary sources of competition include vendors of network infrastructure equipment and optical network equipment, such as Nortel Networks, Lucent Technologies, Alcatel and Ciena Corporation, as well as other private and public companies that have focused on our target market. Some of our competitors have significantly greater financial resources than us and are able to devote greater resources to the development, promotion, sale and support of their products. We believe that being able to demonstrate strong financial viability is becoming an increasingly important consideration to our customers in making their purchasing decisions. In addition, many of our competitors have more extensive customer bases and broader customer relationships than us, including relationships with our potential customers.

   In order to compete effectively, we must deliver products that:

  .  Provide extremely high network reliability;

  .  Scale easily and efficiently with minimum disruption to the network;

  .  Interoperate with existing network designs and equipment vendors;

  . Reduce the complexity of the network by consolidation of functional elements into fewer physical devices;

  .  Provide effective network management; and

  .  Provide a cost-effective solution for service providers.

   In addition, we believe that our knowledge of telecommunications infrastructure requirements and experience working with service providers to develop new services for their customers are important competitive factors in our market.

Proprietary Rights and Licensing

   Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently have numerous patent applications pending in the United States and we cannot be certain that patents will be granted based on these or any other applications. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed or shrinkwrap license agreements, which impose certain restrictions on the licensee's ability to utilize the software. Finally, we seek to limit disclosure of our intellectual property by requiring employees, consultants and any third party with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Although we believe the protection afforded by our patents, patent applications, trademarks, trade secret, copyright laws and contractual restrictions has value, the rapidly changing technology in the networking industry and uncertainties in the legal process makes our future success dependent primarily on the innovative skills, technology expertise and management abilities of our employees rather than on protection afforded by patent, trademark, trade secret and copyright laws.

   Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and while we are unable to determine the extent to which piracy of our software exists, software piracy can be expected to be a persistent problem. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. However, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our proprietary rights could have a material adverse effect on our business, operating results and financial condition.

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

Manufacturing

   We have limited internal manufacturing capabilities. Currently, the majority of our products are produced under an agreement with Jabil Circuit, Inc., who provides comprehensive manufacturing services, including assembly, test, control and shipment to our customers, and procures materials on our behalf. This contract has indefinite terms and is cancelable by either party with advance notice. We believe that the outsourcing of our manufacturing enables us to conserve the working capital that would be required to purchase inventory, allows us to better adjust manufacturing volumes to meet changes in demand, and enables us to deliver products more quickly.

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

   We currently purchase several key components, including commercial digital signal processors, CPUs, field programmable gate arrays, switch fabric, SONET transceivers and erbium doped fiber amplifiers, from single or limited sources. We purchase each of these components on a purchase order basis and have no long-term contracts for these components. Although we believe that there are alternative sources for each of these components, in the event of a disruption in supply, we may not be able to develop an alternate source in a timely manner or at favorable prices. Such a failure could hurt our ability to deliver our products to our customers and negatively affect our operating margins. In addition, our reliance on our suppliers exposes us to potential supplier production difficulties or quality variations. Any such disruption in supply would seriously impact present and future sales and revenue.

   Throughout the current downturn in the telecommunications industry, the optical component industry has been downsizing manufacturing capacity while consolidating product lines from earlier acquisitions. Recently, one of our suppliers announced its intention to exit the market for optical components, and several of our other suppliers have announced reductions of their product offerings. These announcements, or similar decisions by other suppliers, could result in reduced competition and higher prices for the components we purchase. In addition, the loss of a source of supply for key components could require us to incur additional costs to redesign our products that use those components. If any of these events occurred, our results of operations could be materially adversely affected.

Employees

   As of July 31, 2002, we had a total of 445 employees of which:

  .  255 were in research and development,

  .  65 were in sales and marketing,

  .  40 were in customer service and support,

  .  29 were in manufacturing, and

  .  56 were in finance and administration.

   Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense, particularly in the New England area where we are headquartered. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

Executive Officers

   Set forth below is information concerning our current executive officers and their ages as of October 24, 2002.

Name              Age Position
----              --- --------
Daniel E. Smith   53  President, Chief Executive Officer and Director
Frances M. Jewels 37  Chief Financial Officer, Vice President, Finance and Administration,
                        Treasurer and Secretary
John E. Dowling   49  Vice President, Operations
Araldo Menegon    43  Vice President, Worldwide Sales and Support
Kevin J. Oye      44  Vice President, Systems and Technology

   Daniel E. Smith has served as our President, Chief Executive Officer and as a member of our Board of Directors since October 1998. From June 1997 to July 1998, Mr. Smith was Executive Vice President and General Manager of the Core Switching Division of Ascend Communications, Inc., a provider of wide area network switches and access data networking equipment. Mr. Smith was also a member of the board of directors of Ascend Communications, Inc. during that time. From April 1992 to June 1997, Mr. Smith served as President and Chief Executive Officer and a member of the board of directors of Cascade Communications Corp.

   Frances M. Jewels has served as our Vice President of Finance and Administration, Treasurer and Secretary since June 1999 and Chief Financial Officer since July 1999. From June 1997 to June 1999, Ms. Jewels served as Vice President and General Counsel of Ascend Communications, Inc. From April 1994 to June 1997, Ms. Jewels served as Corporate Counsel of Cascade Communications Corp. Prior to April 1994, Ms. Jewels practiced law in private practice and, prior to that, practiced as a certified public accountant.

   John E. Dowling has served as our Vice President of Operations since August 1998. From July 1997 to August 1998, Mr. Dowling served as Vice President of Operations of Aptis Communications, a manufacturer of carrier-class access switches for network service providers. Mr. Dowling served as Vice President of Operations of Cascade Communications Corp. from May 1994 to June 1997.

   Araldo Menegon has served as our Vice President, Worldwide Sales and Support since August 2002. From April 2001 to June 2002, Mr. Menegon served as Senior Vice President of Worldwide Sales and Field Operations for Tenor Networks, a provider of networking equipment. From August 1999 to March 2001, Mr. Menegon served as Area Operations Director for Cisco Systems, Inc. From July 1997 to July 1999, Mr. Menegon served as Director of Service Provider Operations for Cisco Canada. Prior to joining Cisco in July of 1996, Mr. Menegon spent 14 years with NCR and held several senior management positions, including an international assignment with NCR's Pacific Group from January 1988 to February 1992.

   Kevin J. Oye has served as our Vice President, Systems and Technology since November 2001. From October 1999 through November 2001, Mr. Oye served as our Vice President, Business Development. From March 1998 to October 1999, Mr. Oye served as Vice President, Strategy and Business Development at Lucent Technologies, Inc. and from September 1993 to March 1998, Mr. Oye served as the Director of Strategy, Business Development, and Architecture at Lucent Technologies, Inc. From June 1980 to September 1993, Mr. Oye held various positions with AT&T Bell Laboratories where he was responsible for advanced market planning as well as development and advanced technology management.

ITEM 2. PROPERTIES

   We currently lease four facilities in Chelmsford, Massachusetts, containing approximately 388,000 square feet in the aggregate. In Wallingford, Connecticut, we currently lease two facilities containing a total of approximately 43,000 square feet. These facilities consist of offices and engineering laboratories used for administration, sales and customer support, research and development, and ancillary light manufacturing, storage and shipping activities. We also maintain smaller offices to provide sales and customer support at various domestic and international locations. These facilities are presently adequate for our needs, and we do not expect to require additional space during fiscal 2003. We own a parcel of undeveloped land, containing approximately 106 acres, in Tyngsborough, Massachusetts. This land was acquired for the purpose of developing a campus that would serve as our corporate headquarters, if we should require additional facilities over the next several years.

ITEM 3. LEGAL PROCEEDINGS

   Beginning on July 2, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors (the "Individual Defendants") and the underwriters for the Company's initial public offering on October 21, 1999. Some of the complaints also include the underwriters for the Company's follow-on offering on March 14, 2000. The complaints were consolidated into a single action and an amended complaint was filed on April 19, 2002. The amended complaint was filed on behalf of persons who purchased the Company's common stock between October 21, 1999 and December 6, 2000. The amended complaint alleges violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the assertion that the Company's lead underwriters, the Company and the other named defendants made material false and misleading statements in the Company's Registration Statements and Prospectuses filed with the SEC in October 1999 and March 2000 because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the Company's public offerings and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. The amended complaint alleges claims against the Company, several of the Company's officers and directors and the underwriters under Sections 11 and 15 of the Securities Act. It also alleges claims against the Company, the individual defendants and the underwriters under Sections 10(b) and 20(a) of the Securities Exchange Act. The action against the Company is being coordinated with over three hundred other nearly identical actions filed against other companies. The actions seek damages in an unspecified amount. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. An opposition to that motion was filed on behalf of the plaintiffs and a reply brief was filed on behalf of the companies. The fully briefed issues are now pending before the court and oral arguments are currently scheduled for October 29, 2002. On October 9, 2002, the court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously. The Company is not currently able to estimate the possibility of loss or range of loss, if any, relating to these claims.

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

                                                       High   Low
                                                       ----- -----
             Fiscal year 2002:
                Fourth Quarter ended July 31, 2002.... $3.86 $2.80
                Third Quarter ended April 27, 2002....  5.01  3.44
                Second Quarter ended January 26, 2002.  6.44  4.31
                First Quarter ended October 27, 2001..  7.48  3.29

                                                       High    Low
                                                      ------- ------
            Fiscal year 2001:
               Fourth Quarter ended July 31, 2001.... $ 12.18 $ 5.84
               Third Quarter ended April 28, 2001....   37.75   7.25
               Second Quarter ended January 27, 2001.   70.00  29.13
               First Quarter ended October 28, 2000..  167.19  64.25

   As of July 31, 2002, there were approximately 1,668 stockholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data has been derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for any future period.



                                                                                            Period from
                                                                                             Inception
                                                           Year Ended July 31,            (Feb. 17, 1998)
                                                ----------------------------------------      through
                                                   2002       2001      2000      1999     July 31, 1998
                                                ---------  ---------  --------  --------  ---------------
                                                          (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue........................................ $  65,174  $ 374,746  $198,137  $ 11,330      $    --
Cost of revenue................................   152,704    317,796   106,419     8,587           --
                                                ---------  ---------  --------  --------      -------
   Gross profit (loss).........................   (87,530)    56,950    91,718     2,743           --
Operating expenses:
   Research and development....................   109,654    159,607    71,903    17,979          714
   Sales and marketing.........................    39,687     83,478    30,650     4,064           92
   General and administrative..................    10,166     16,820     9,824     3,056          247
   Stock compensation..........................    22,812     62,092    19,634     3,547            5
   Restructuring charges and related asset
     impairments...............................   124,990     81,926        --        --           --
   Acquisition costs...........................        --      4,948        --        --           --
                                                ---------  ---------  --------  --------      -------
       Total operating expenses................   307,309    408,871   132,011    28,646        1,058
                                                ---------  ---------  --------  --------      -------
Loss from operations...........................  (394,839)  (351,921)  (40,293)  (25,903)      (1,058)
Losses on investments..........................   (24,845)        --        --        --           --
Interest and other income, net.................    40,027     85,299    41,706       850          108
                                                ---------  ---------  --------  --------      -------
Income (loss) before income taxes..............  (379,657)  (266,622)    1,413   (25,053)        (950)
Income tax expense.............................        --     13,132       745        --           --
                                                ---------  ---------  --------  --------      -------
Net income (loss).............................. $(379,657) $(279,754) $    668  $(25,053)     $  (950)
                                                =========  =========  ========  ========      =======
Basic net income (loss) per share.............. $   (1.49) $   (1.18) $   0.00  $  (1.32)     $ (0.17)
Diluted net income (loss) per share............ $   (1.49) $   (1.18) $   0.00  $  (1.32)     $ (0.17)
   Shares used in per-share calculation--basic.   254,663    237,753   166,075    18,919        5,677
   Shares used in per-share calculation--
     diluted...................................   254,663    237,753   233,909    18,919        5,677

                                                        As of July 31,
                                       -----------------------------------------------
                                          2002       2001       2000     1999    1998
                                       ---------- ---------- ---------- ------- ------
                                                        (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments $1,043,545 $1,248,549 $1,517,103 $47,889 $4,599
Working capital.......................    636,530    783,665  1,147,131  59,292  4,549
Total assets..........................  1,118,575  1,551,321  1,697,915  79,038  5,522
Long term debt, less current portion..         --         --      1,157   4,489     --
Redeemable convertible preferred stock         --         --         --  55,771  5,621
Total stockholders' equity (deficit).. $1,038,523 $1,387,860 $1,591,118 $ 6,691 $ (349)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and the related notes thereto included elsewhere in this report. Except for the historical information contained herein, we caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including but not limited to the rate of product purchases by current and prospective customers; general economic conditions, including stock market volatility and capital market conditions; conditions specific to the telecommunications, Internet and related industries; the commercial success of the Company's line of intelligent optical networking products; the Company's reliance on a limited number of customers; new product introductions and enhancements by the Company and its competitors; the length and variability of the sales cycles for the Company's products; competition; manufacturing and sourcing risks; variations in the Company's quarterly results; and the other factors discussed in this Form 10-K and other reports filed by us from time to time with the Securities and Exchange Commission. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may, " "should," "will," and "would" or similar words.

Overview

   We develop and market intelligent optical networking products that enable telecommunications service providers to quickly and cost-effectively transform the capacity created by their fiber optic networks into usable bandwidth to deploy new services. Since our inception in February 1998, our revenue increased from $11.3 million for the fiscal year ended July 31, 1999 to $374.7 million for the fiscal year ended July 31, 2001. Our revenue was $65.2 million for the fiscal year ended July 31, 2002, a decrease of 83% compared to fiscal year 2001.

   Our rapid growth in revenue from fiscal year 1999 through the first half of fiscal year 2001 reflected a strong economic environment for telecommunications service providers, driven by strong capital markets and by changes in the regulatory environment, in particular those brought about by the Telecommunications Act of 1996. These factors enabled the entry of a significant number of new companies into the telecommunications services industry, typically referred to as emerging service providers. The entry of emerging service providers into the market also increased the competitive pressure on incumbent service providers that had traditionally offered telecommunications services, causing them to increase their capital expenditures above their historical levels during this period.

   Beginning in the third quarter of fiscal 2001, our revenue declined significantly due to unfavorable economic conditions caused by a rapid and significant decrease in capital spending by telecommunications service providers. Emerging service providers, which had been the early adopters of our technology, were no longer able to continue to fund aggressive deployments of equipment within their networks due to their inability to access the capital markets. Since then, many emerging service providers have experienced severe financial difficulties, and in many cases, have filed for bankruptcy protection, or have liquidated their assets and are no longer in business. This trend was compounded by decisions by incumbent service providers to slow their capital expenditures significantly, in part due to reduced competitive pressure from emerging service providers. In addition, many incumbent service providers have found their prospects for raising additional capital through the issuance of debt or equity securities to be greatly reduced, causing them to decrease capital expenditures to the minimum amount required to support their existing customer commitments. These conditions are currently impacting many of our current and prospective customers, and make any recovery in capital spending extremely difficult to forecast. As a result of these factors, our revenue was $65.2 million in fiscal 2002, a decrease of 83% compared to fiscal 2001. Our revenue has been, and continues to be, negatively impacted by these unfavorable economic conditions.

   We currently anticipate that the cost of revenue and the resulting gross margin will continue to be adversely affected by several factors, including reduced demand for our products, the effects of product volumes and manufacturing efficiencies, component limitations, the mix of products and services sold, increases in material and labor costs, loss of cost savings due to changes in component pricing or charges incurred if we do not correctly anticipate product demand, competitive pricing, and possible exposure to excess and obsolete inventory charges. While we have taken actions to reduce our cost structure, we anticipate that we will continue to incur operating losses unless the overall economic environment improves and our revenue increases significantly compared to current levels. During the last half of fiscal 2001 and the full year of fiscal 2002, we incurred substantial operating losses totaling $693.2 million, which includes net restructuring and related asset impairment charges totaling $382.5 million. During the fourth quarter of fiscal 2002, as a component of our third restructuring program, we made a strategic decision to focus our business on optical switching and discontinue the development of our stand-alone transport products. At this time, we have limited visibility into future revenue and cannot predict when, or if, the economic environment and the demand for our products will improve.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

   Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. We evaluate these estimates on an ongoing basis, including those relating to bad debts, inventories, valuation of investments, warranty obligations, restructuring liabilities and asset impairments, litigation and other contingencies. Estimates are based on our historical experience and other assumptions that are considered reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

   We believe that the following critical accounting policies represent the most significant judgments and estimates used in the preparation of our consolidated financial statements, because changes in such estimates can materially affect the amount of our reported net income or loss. When products are shipped to customers, we evaluate whether all of the fundamental criteria for revenue recognition have been met. The most significant judgments for revenue recognition typically involve whether there are any significant uncertainties regarding customer acceptance and whether collectibility can be considered reasonably assured. In addition, some of the Company's transactions consist of multiple element arrangements which must be analyzed to determine the relative fair value of each element, the amount of revenue to be recognized upon shipment, if any, and the period and conditions under which deferred revenue should be recognized. After customers have been invoiced, management evaluates the outstanding accounts receivable balances until they are collected, to determine whether an allowance for doubtful accounts should be recorded. In the event of a sudden deterioration in a particular customer's financial condition, additional provisions for doubtful accounts may be required, such as the specific provision that we recorded in the fourth quarter of fiscal 2001. We accrue for the estimated cost of product warranties at the time revenue is recognized, based primarily on our historical experience. If actual warranty claims exceed the amounts accrued, additional warranty charges would be required which would reduce gross margins in future periods.

   We continuously monitor our inventory balances and provisions are recorded for any differences between the cost of the inventory and its estimated market value, based on assumptions about future demand and market conditions. We believe that the accounting estimates relating to the net realizable value of our inventories is a critical accounting estimate because it is based primarily on our estimate of future inventory demand and usage, which requires us to make significant assumptions about future sales and market conditions. While such assumptions may change significantly from period to period, the net realizable value of inventories is measured using the best information available as of the balance sheet date. To the extent that a severe decline in forecasted demand occurs, significant charges for excess inventory are likely to occur, such as the $102.4 million charge we recorded in the first quarter of fiscal 2002. Once inventory has been written down to its estimated net realizable value, its carrying value cannot be increased due to subsequent changes in demand forecasts. Accordingly, if inventory previously written down to its net realizable value is subsequently sold, we may realize improved gross profit margins on these transactions. During the third and fourth quarters of fiscal 2002, we recorded credits totaling $10.8 million to cost of revenue relating to inventory charges that were originally recorded in the first quarter of fiscal 2002. These credits related to favorable settlements of inventory purchase commitments with contract manufacturers, and to a lesser extent, sales of inventory that had been previously written down.

   During the third quarter of fiscal 2001 and the first and fourth quarters of fiscal 2002, we recorded charges for restructuring and related asset impairments totaling $422.0 million, including inventory related charges of $186.4 million. These restructuring activities required us to make numerous assumptions and estimates, including future revenue levels and product mix, the timing of and the amounts received for subleases of excess facilities, the fair values of impaired assets, the amounts of other than temporary impairments of strategic investments, and the potential legal matters, administrative expenses and professional fees associated with the restructuring activities. The estimates and assumptions relating to the restructuring activities are continually monitored and evaluated, and if these estimates and assumptions change, we may be required to record additional charges or credits against the reserves previously recorded for these restructuring activities. For example, during the third and fourth quarters of fiscal 2002, we recorded credits totaling $3.8 million to operating expenses, due to various changes in estimates relating to the restructuring charges that had been recorded in the third quarter of fiscal 2001 and the first quarter of fiscal 2002. These credits included decreases in the potential legal matters associated with the restructuring activities, partially offset by increases in the projected liabilities relating to facility consolidations. As of July 31, 2002, we had $19.4 million accrued as part of our restructuring liability relating to facility consolidations, based on our best estimate of the available sublease rates and terms at the present time. In the event that we are unsuccessful in subleasing any of the restructured facilities, we could incur additional restructuring charges and cash outflows in future periods totaling $6.2 million, which represents the amount of the assumed sublease recoveries that have been incorporated into the current estimate.

Results of Operations

  Fiscal Years ended July 31, 2002 and 2001

Revenue

   Revenue decreased 83% or $309.5 million to $65.2 million for fiscal 2002 compared to $374.7 million for fiscal 2001. Product revenue declined by 88% or $313.0 million while service revenue increased by 19% or $3.5 million compared to fiscal 2001. The decrease in product revenue was due to the decline in the overall economic environment and deteriorating conditions in the telecommunications industry, in particular the significant reductions in capital spending by our target customers. The increase in service revenue was due to revenue from maintenance and other services associated with product shipments that occurred in previous periods. Two customers accounted for 45% and 20% of our revenue in fiscal 2002, whereas two different customers accounted for 47% and 11% of our revenue in fiscal 2001. No other customer accounted for more than 10% of our revenue in fiscal 2002 or 2001. International revenue represented 87% of total revenue in fiscal 2002, compared to 35% of total revenue in fiscal 2001. We anticipate that international revenue will continue to represent a significant portion of total revenue in fiscal 2003.

   Sales to emerging service providers, which had represented a significant percentage of our revenue in fiscal 2001, were relatively insignificant in fiscal 2002, and we expect this trend to continue for the foreseeable future. While we have redirected our marketing efforts towards incumbent service providers, these customers typically have longer sales evaluation cycles than emerging service providers, and many incumbent service providers have also announced significant reductions in their capital expenditure budgets. Accordingly, there can be no certainty as to the severity or duration of the current economic downturn and its impact on our future revenue.

Cost of Revenue

   Total cost of revenue decreased $165.1 million to $152.7 million for fiscal 2002 compared to $317.8 million for fiscal 2001. Total cost of revenue was 234% of revenue for fiscal 2002, compared to 85% of revenue for fiscal 2001. Cost of revenue for fiscal 2002 included a net charge of $91.6 million relating to excess inventory due to a significant reduction in the Company's sales forecasts in the first quarter of fiscal 2002. The original charge of $102.4 million, recorded in the first quarter of fiscal 2002, was reduced by credits totaling $10.8 million due to changes in estimates, the majority of which related to favorable settlements with contract manufacturers. Cost of revenue for fiscal 2001 included an inventory write-down of $84.0 million associated with the consolidation and elimination of certain product lines. Cost of revenue for fiscal 2002 included $1.8 million of stock compensation expense, compared to $3.1 million for fiscal 2001. Excluding the effect of the inventory write-downs and stock compensation charges, total cost of revenue as a percentage of revenue was 91% for fiscal 2002, compared to 62% for fiscal 2001. Excluding the impact of these charges, the increase in total cost of revenue as a percentage of revenue reflects the overall decrease in revenue and lower utilization of certain fixed manufacturing and customer support costs.

   Cost of revenue for services decreased $12.6 million to $24.5 million for fiscal 2002 compared to $37.1 million for fiscal 2001, due primarily to the overall decrease in revenue levels and the decrease in customer support costs due to the Company's restructuring activities. In addition to the costs associated with supporting existing customers, cost of revenue for services includes costs to support evaluations and trials for potential customers, such as incumbent service providers which typically have relatively long sales evaluation cycles.

Research and Development Expenses

   Research and development expenses decreased $49.9 million to $109.7 million for fiscal 2002 compared to $159.6 million for fiscal 2001. The decrease was primarily due to reduced costs for project related materials and a decrease in personnel related expenses due to the Company's restructuring activities, which resulted in a consolidation of product offerings and more focused development efforts.

Sales and Marketing Expenses

   Sales and marketing expenses decreased $43.8 million to $39.7 million for fiscal 2002 compared to $83.5 million for fiscal 2001. The decrease was primarily due to reduced costs for personnel and related expenses due to the Company's restructuring activities as well as decreased program marketing costs.

General and Administrative Expenses

   General and administrative expenses decreased $6.6 million to $10.2 million for fiscal 2002 compared to $16.8 million for fiscal 2001. The decrease was primarily due to reduced costs for personnel and related expenses due to the Company's restructuring activities.

Stock Compensation Expense

   Total stock compensation expense decreased $40.6 million to $24.6 million for fiscal 2002 compared to $65.2 million for fiscal 2001. For fiscal 2002, $1.8 million of stock compensation expense was classified as cost of revenue and $22.8 million was classified as operating expenses. Stock compensation expense primarily resulted from the granting of stock options and restricted shares with exercise or sale prices which were deemed to be below fair market value. The significant decrease was primarily due to $36.3 million of expense recorded during the first quarter of fiscal 2001, upon the accelerated vesting of certain restricted stock and stock options in connection with our acquisition of Sirocco Systems, Inc. ("Sirocco"). The remaining decrease was primarily due to headcount reductions associated with the Company's restructuring activities, offset partially by the amortization of restricted stock issued pursuant to the Company's Stock Option Exchange Offer in the fourth quarter of fiscal 2001. Stock compensation expense is expected to impact our reported results of operations through the fourth quarter of fiscal 2005.

Restructuring Charges and Related Asset Impairments

   Beginning in the third quarter of fiscal 2001, unfavorable economic conditions and reduced capital spending by telecommunications service providers negatively impacted our operating results in a progressive and increasingly severe manner. As a result, we have enacted three separate business restructuring programs, the first in the third quarter of fiscal 2001 (the "fiscal 2001 restructuring"), the second in the first quarter of fiscal 2002 (the "first quarter fiscal 2002 restructuring"), and the third in the fourth quarter of fiscal 2002 (the "fourth quarter fiscal 2002 restructuring"). As a result of the combined activity under all of the restructuring actions, during the year ended July 31, 2002, we recorded a total net charge of $241.5 million, which was classified in the statement of operations as follows: cost of revenue--$91.7 million, operating expenses--$125.0 million, and non-operating expense--$24.8 million. The originally recorded restructuring charges were subsequently reduced by credits totaling $14.6 million (cost of revenue--$10.8 million and operating expenses--$3.8 million). Details regarding each of the restructuring actions are as follows:

  Fiscal 2001 Restructuring:

   As a result of the unfavorable conditions referred to above, we implemented a restructuring program in the third quarter of fiscal 2001, designed to reduce expenses in order to align resources with long-term growth opportunities. The restructuring program included a workforce reduction of 131 employees, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products and overlapping feature sets. This included the discontinuance of the SN 6000 Intelligent Optical Transport product and the bi-directional capabilities of the SN 8000 Intelligent Optical Network Node. As a result of the restructuring program, we recorded restructuring charges and related asset impairments of $81.9 million classified as operating expenses and an excess inventory charge of $84.0 million relating to the discontinued product lines, which was classified as cost of revenue.

   The restructuring charges and related asset impairments recorded in the third quarter of fiscal 2001, and the reserve activity since that time, are summarized as follows (in thousands):

                                                              Accrual                            Accrual
                              Total              Fiscal 2001 Balance at Fiscal 2002             Balance at
                          Restructuring Non-cash    Cash      July 31,     Cash                  July 31,
                             Charge     Charges   Payments      2001     Payments   Adjustments    2002
                          ------------- -------- ----------- ---------- ----------- ----------- ----------
Workforce reduction......   $  4,174    $   829    $ 2,823    $   522     $   380     $  142     $    --
Facility consolidations
  and certain other costs     24,437      1,214      1,132     22,091       4,287      1,994      15,810
Inventory and asset
  write-downs............    137,285     84,972     13,923     38,390      38,390         --          --
                            --------    -------    -------    -------     -------     ------     -------
Total....................   $165,896    $87,015    $17,878    $61,003     $43,057     $2,136     $15,810
                            ========    =======    =======    =======     =======     ======     =======

   The fiscal 2001 restructuring program was substantially completed during the first half of fiscal 2002. During the fourth quarter of fiscal 2002, we recorded a net $2.1 million credit to operating expenses due to changes in estimates. The changes in estimates consisted primarily of $4.7 million of additional facility consolidation charges due to less favorable sublease assumptions, offset by a $6.7 million reduction in the potential legal matters associated with the restructuring activities. The remaining cash payments consist of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and potential legal matters and administrative expenses associated with the restructuring activities.

  First Quarter Fiscal 2002 Restructuring:

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

  Workforce reduction

   The restructuring program resulted in the reduction of 239 regular employees across all business functions and geographic regions. The workforce reductions were substantially completed in the first quarter of fiscal 2002. We recorded a workforce reduction charge of approximately $7.1 million relating primarily to severance payments and fringe benefits. In addition we also reduced the number of temporary and contract workers employed by us.

  Consolidation of facilities and certain other costs

   We recorded a charge of $17.2 million relating to the consolidation of excess facilities and certain other costs. The total charge includes $11.2 million related to the write-down of certain land, as well as lease terminations and non-cancelable lease costs relating to abandoned facilities. We also recorded other restructuring costs of $6.0 million relating primarily to potential legal matters, administrative expenses and professional fees in connection with the restructuring activities.

  Inventory and asset write-downs

   We recorded a charge of $155.5 million relating to the write-down of inventory to its net realizable value and the impairment of certain other assets. The total charge includes $102.4 million of inventory write-downs and non-cancelable purchase commitments for inventory which was recorded as part of cost of revenue. This excess inventory charge was due to a severe decline in the forecasted demand for our products. We also recorded charges totaling $53.1 million for asset impairments, including the assets related to our vendor financing agreements and fixed assets that were abandoned by us. Since revenue had been recognized under the vendor financing agreements on a cash basis, the amount of the impairment loss was limited to the cost of the systems shipped to the vendor financing customers, which had been classified in other long-term assets.

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

   The restructuring charges and related asset impairments recorded in the first quarter of fiscal 2002, and the reserve activity since that time, are summarized as follows (in thousands):

                                                                         Accrual
                              Original                                  Balance at
                            Restructuring Non-cash   Cash                July 31,
                               Charge     Charges  Payments Adjustments    2002
                            ------------- -------- -------- ----------- ----------
Workforce reduction........   $  7,106    $    173 $ 6,106    $   827     $   --
Facility consolidations and
  certain other costs......     17,181       8,572   1,684        835      6,090
Inventory and asset write-
  downs....................    155,451     102,540  41,358     10,804        749
Losses on investments......     22,737      22,737      --         --         --
                              --------    -------- -------    -------     ------
Total......................   $202,475    $134,022 $49,148    $12,466     $6,839
                              ========    ======== =======    =======     ======

   The first quarter fiscal 2002 restructuring program was substantially completed during the fourth quarter of fiscal 2002. During the third and fourth quarters of fiscal 2002, we recorded credits totaling $10.8 million to cost of revenue due to changes in estimates, the majority of which related to favorable settlements with contract manufacturers for non-cancelable inventory purchase commitments. In addition, during the fourth quarter of fiscal 2002, we recorded a credit to operating expenses of $1.7 million relating to various changes in estimates. The changes in estimates consisted of $0.9 million of additional facility consolidation charges, offset by a $1.7 million reduction in the potential legal matters associated with the restructuring activities and the reversal of an accrued liability of $0.8 million for workforce reductions. The remaining cash payments consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2005 and potential legal matters and administrative expenses associated with the restructuring activities.

  Fourth Quarter Fiscal 2002 Restructuring:

   As a result of continued weakness in overall economic conditions and capital spending by telecommunications service providers, we implemented a third restructuring program in the fourth quarter of fiscal 2002, designed to further reduce expenses to align resources with long-term growth opportunities. The restructuring program included a workforce reduction, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products. This included discontinuing the development of our standalone transport products, including the SN 8000 Intelligent Optical Transport Node and the SN 10000 Intelligent Optical Transport System.

   As a result of the restructuring program, we recorded restructuring charges and related asset impairments of $51.5 million classified as operating expenses. In addition, we recorded a charge of $2.1 million classified as a non-operating expense, relating to impairments of investments in non-publicly traded companies that were determined to be other than temporary. As a result of the combined impact of the first quarter and fourth quarter fiscal 2002 restructuring programs, we expect pretax savings of approximately $95 million in annual operating expenses, as compared to the levels immediately preceding the restructuring programs. The following paragraphs provide detailed information relating to the restructuring charges and related asset impairments which were recorded during the fourth quarter of fiscal 2002.

  Workforce reduction

   The restructuring program resulted in the reduction of 225 regular employees across all business functions and geographic regions. The workforce reductions were substantially completed in the fourth quarter of fiscal 2002. We recorded a workforce reduction charge of approximately $8.7 million relating primarily to severance payments and fringe benefits. In addition we also reduced the number of temporary and contract workers employed by us.

  Consolidation of facilities and certain other costs

   We recorded a charge of $20.1 million relating to the consolidation of excess facilities and certain other costs, including $5.6 million for lease terminations and non-cancelable lease costs relating to abandoned facilities. We also recorded other restructuring costs of $14.5 million relating to potential legal matters, contractual commitments, administrative expenses and professional fees related to the restructuring activities.

  Asset write-downs

   We recorded charges totaling $22.6 million for asset impairments, which related primarily to fixed assets that were disposed of or that we abandoned, due to the rationalization of our product offerings and the consolidation of excess facilities.

  Losses on investments

   We recorded a charge of $2.1 million for impairments of investments in non-publicly traded companies that were determined to be other than temporary. The impairment charge was classified as a non-operating expense.

   The restructuring charges and related asset impairments recorded in the fourth quarter of fiscal 2002, and the reserve activity since that time, are summarized as follows (in thousands):

                                                                                 Accrual
                                                    Total                       Balance at
                                                Restructuring Non-cash   Cash    July 31,
                                                   Charge     Charges  Payments    2002
                                                ------------- -------- -------- ----------
Workforce reduction............................    $ 8,713    $   814   $2,059   $ 5,840
Facility consolidations and certain other costs     20,132         --      454    19,678
Asset write-downs..............................     22,637     22,637       --        --
Losses on investments..........................      2,108      2,108       --        --
                                                   -------    -------   ------   -------
Total..........................................    $53,590    $25,559   $2,513   $25,518
                                                   =======    =======   ======   =======

   The remaining cash expenditures relating to workforce reductions will be substantially paid by the first quarter of fiscal 2003. Facility consolidation charges will be paid over the respective lease terms through fiscal 2006.

Acquisition Costs

   Acquisition costs for the first quarter of fiscal 2001 were $4.9 million related to the acquisition of Sirocco. These costs included legal and accounting services and other professional fees associated with the transaction.

Interest and Other Income, Net

   Interest and other income, net decreased $45.3 million to $40.0 million for fiscal 2002 compared to $85.3 million for fiscal 2001. The decrease in interest and other income was primarily attributable to lower interest rates and a lower average cash balance during fiscal 2002.

Provision for Income Taxes

   We did not provide for income taxes for fiscal 2002 due to the significant net loss incurred during the year and the significant uncertainty as to the realization of our deferred tax assets. In fiscal 2001, we recorded a provision for income taxes of $13.1 million. The provision for income taxes for fiscal 2001 consisted primarily of a valuation allowance and state and foreign taxes, offset by a federal loss carryback benefit. The Company recorded a full valuation allowance in fiscal 2001 to offset net deferred tax assets as the Company believes it is more likely than not that net deferred tax assets will not be realized.

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

Cost of Revenue

   Cost of revenue increased $211.4 million to $317.8 million for fiscal 2001 compared to $106.4 million for fiscal 2000. Cost of revenue for fiscal 2001 included $3.1 million of stock compensation expense, compared to $1.4 million for fiscal 2000. Excluding stock compensation expense, cost of revenue represented 84% of total revenue in fiscal 2001, as compared to 53% of total revenue for fiscal 2000. The increase in cost of revenue was primarily related to the increase in revenue, the impact of an $84.0 million inventory write-down associated with the consolidation and elimination of certain product offerings, headcount increases in our manufacturing overhead and customer service organizations, additional warranty expenses and other period costs. During the first two quarters of fiscal 2001, cost of revenue excluding stock compensation expense remained constant as a percentage of revenue at 53% compared to the same period in fiscal 2000. Because of the sharp decrease in revenue which occurred during the last two quarters of fiscal 2001, cost of revenue exceeded total revenue for the last half of fiscal year 2001.

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

Stock Compensation Expense

   Total stock compensation expense was $65.2 million for fiscal 2001, an increase of $44.1 million from $21.1 million for fiscal 2000. For fiscal 2001, $3.1 million of stock compensation expense was classified as cost of revenue and $62.1 million was classified as operating expenses. Amounts for fiscal 2001 and 2000 include $22,000 and $6.2 million of compensation expense associated with the grant of options to purchase common stock to non-employees, respectively. In addition, the amount for fiscal 2001 includes $36.3 million of expense attributable to the acceleration of options and restricted stock relating to the acquisition of Sirocco. Stock compensation expense primarily resulted from the granting of stock options and restricted shares with exercise or sale prices which were deemed to be below fair market value. Stock compensation expense relating to these grants is expected to affect our results of operations through the fourth quarter of fiscal 2005.

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

   Upon the completion of the Exchange Offer, options to purchase approximately
15.9 million shares were originally expected to be granted in the second quarter of fiscal 2002, no sooner than six months and one day from June 20, 2001. However, due to the effect of employee terminations, which were primarily due to our fiscal 2002 restructuring programs as described in Note 10 to the consolidated financial statements, the number of options which were granted in the second quarter of fiscal 2002 related to the Exchange Offer was approximately 12.6 million shares. The new options will generally vest over three years, with 8.34% of the options vesting on the date of grant and the remaining 91.66% vesting quarterly thereafter subject to forfeiture in the event the employee leaves the Company. The new options were granted with an exercise price of $4.89 per share, equal to the fair market value of our common stock on the date of grant.

Acquisition Costs

   In connection with the acquisition of Sirocco in the first quarter of fiscal 2001, we incurred $4.9 million of acquisition costs for legal, accounting and professional services. An aggregate of approximately 28.6 million shares of our common stock were either exchanged for all outstanding shares of Sirocco or reserved for issuance under outstanding Sirocco stock options assumed by us in the transaction.

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

  Workforce reduction

   The restructuring program resulted in the reduction of approximately 131 regular employees across all business functions, and geographic regions. The workforce reductions were substantially completed in the third quarter of fiscal 2001. We recorded a workforce reduction charge of approximately $4.2 million relating primarily to severance payments and fringe benefits. In addition we also reduced the number of temporary and contract workers employed by us.

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

   A summary of the restructuring charges and related asset impairments is outlined as follows (in thousands):

                                                                                 Accrual
                                                    Total                       Balance at
                                                Restructuring Non-cash   Cash    July 31,
                                                   Charge     Charges  Payments    2001
                                                ------------- -------- -------- ----------
Workforce reduction............................   $  4,174    $   829  $ 2,823   $   522
Facility consolidations and certain other costs     24,437      1,214    1,132    22,091
Inventory and asset write-downs................    137,285     84,972   13,923    38,390
                                                  --------    -------  -------   -------
Ending balance at July 31, 2001................   $165,896    $87,015  $17,878   $61,003
                                                  ========    =======  =======   =======

   The restructuring program was substantially completed during the first half of fiscal 2002. Facility consolidation charges will be paid over the respective lease terms through fiscal 2007.

Interest and Other Income, Net

   Interest and other income, net increased $43.6 million to $85.3 million for fiscal 2001 compared to $41.7 million for fiscal 2000. The increase in interest income was primarily attributable to higher balances of cash and investments, resulting from the proceeds of our two public offerings in fiscal year 2000 being available to earn interest for the entire year in fiscal 2001.

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

Liquidity and Capital Resources

   Total cash, cash equivalents and investments were $1.04 billion at July 31, 2002. Included in this amount were cash and cash equivalents of $172.7 million, compared to $492.5 million at July 31, 2001. The decrease in cash and cash equivalents of $319.8 million was attributable to cash used in operating activities of $202.5 million and cash used in investing activities of $122.1 million, offset by cash provided by financing activities of $4.8 million.

   Cash used in operating activities of $202.5 million consisted of the net loss for the period of $379.7 million, adjusted for non-cash charges totaling $226.0 million and changes in working capital totaling $48.8 million, the most significant components of which were a decrease in accounts payable of $56.4 million, offset by a decrease in accounts receivable of $23.4 million. Non-cash charges included depreciation and amortization, restructuring charges and related asset impairments, and stock compensation. Cash used in investing activities of $122.1 million consisted primarily of net purchases of investments of $115.0 million and purchases of property and equipment of $15.9 million. Cash provided by financing activities of $4.8 million consisted primarily of the proceeds received from employee stock plan activity.

   During the first quarter of fiscal 2002, each of our two major vendor financing customers experienced a significant deterioration in their financial condition. As a result, we determined that we were unlikely to realize any significant proceeds from these vendor financing agreements. Accordingly, we recorded an impairment charge for the assets related to these financing agreements, which consisted of the cost of the systems shipped to the vendor financing customers, and had been classified in other long-term assets.

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

   Currently, our primary source of liquidity comes from our cash and cash equivalents and investments, which totaled $1.04 billion at July 31, 2002. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities ranging from 90 days to three years. At July 31, 2002, $509.4 million of investments with maturities of less than one year were classified as short-term investments, and $361.5 million of investments with maturities of greater than one year were classified as long-term investments. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and investments will continue to be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At July 31, 2002, more than 90% of our accounts receivable balance was attributable to three international customers. As of July 31, 2002, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases totaling $29.5 million, as described in Note 5 to the consolidated financial statements.

   Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Related Party Transactions

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

Recent Accounting Pronouncements

   In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. Although SFAS No. 142 is not required to be adopted by the Company until fiscal 2003, its provisions must be applied to goodwill and other intangible assets acquired after June 30, 2001. The Company does not have any goodwill or other intangible assets relating to business combinations or any intangible assets acquired outside of a business combination. Accordingly, the adoption of SFAS No. 142 did not have a material impact on the Company's financial position or results of operations.

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

   In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the accounting for disposal and exit activities, and supercedes EITF 94-3. SFAS No. 146 is required to be adopted for disposal activities initiated after December 31, 2002. Under SFAS No. 146, certain types of restructuring charges will be recorded as they are incurred over time, rather than being accrued at the time of management's commitment to an exit plan as specified by EITF 94-3. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

OUR BUSINESS HAS BEEN ADVERSELY AFFECTED BY UNFAVORABLE ECONOMIC AND MARKET CONDITIONS

   As a result of unfavorable economic conditions and a sudden and severe decline in the purchasing patterns of our customers, our revenue began to decline in the third quarter of fiscal 2001, and we have incurred significant operating losses since that time. The economic downturn and reduced capital spending by telecommunications service providers has also resulted in longer selling cycles with extended trial periods for new equipment purchases. While we have implemented restructuring and cost control programs to reduce our business expenses, our costs are largely based on the requirements that we believe are necessary to support sales to incumbent service providers, and a high percentage of our expenses are, and will continue to be, fixed. As a result, we currently expect to continue to incur operating losses unless revenue increases significantly above the current levels.

   In addition to the economic downturn and the decline in capital spending by telecommunications service providers, the ongoing situation following the September 2001 terrorist acts and the related military actions appears to have added additional uncertainty to an already weak overall economic environment. Further acts of war or terrorism, or related effects such as disruptions in air transportation, enhanced security measures and political instability in certain foreign countries, may adversely affect our business, operating results and financial condition. Although the overall economy in the United States has shown some preliminary signs of recovery in recent months, the telecommunications equipment industry has remained severely depressed. Our business and results of operations have been and will continue to be seriously harmed if current economic conditions do not improve.

WE ARE ENTIRELY DEPENDENT ON OUR LINE OF INTELLIGENT OPTICAL NETWORKING PRODUCTS AND OUR FUTURE REVENUE DEPENDS ON THEIR COMMERCIAL SUCCESS

   Our future revenue depends on the commercial success of our line of intelligent optical networking products. As of July 31, 2002, our SN 3000 Optical Edge Switch, SN 16000 and SN 16000 SC Intelligent Optical Switches and Silvx Manager Network Management System are the only products that are currently available for sale to customers. To be successful, we believe that we must continually enhance the capabilities of our existing products, and successfully develop and introduce new products. We cannot assure you that we will be successful in completing the development, introduction or production manufacturing of new products or enhancing our existing products. Failure of our current or planned products to operate as expected could delay or prevent their adoption. If our target customers do not adopt, purchase and successfully deploy our current and planned products, our results of operations could be adversely affected.

   Our line of intelligent optical networking products enables the creation of a fundamentally different, more flexible and data-centric network architecture than those created by traditional SONET/SDH-based network equipment that has historically been used by incumbent service providers for optical networking. While we believe that our mesh-based architecture offers significant competitive advantages over traditional SONET/SDH-based equipment, we are directing our sales efforts towards incumbent service providers, many of which have made significant investments in SONET/SDH-based equipment. If we are unable to convince incumbent service providers to deploy our intelligent optical networking solutions and transition their networks toward more flexible, data-centric mesh architectures, our business and results of operations will be seriously harmed.

WE EXPECT THAT SUBSTANTIALLY ALL OF OUR REVENUE WILL BE GENERATED FROM A LIMITED NUMBER OF CUSTOMERS, AND OUR REVENUE IS SUBSTANTIALLY DEPENDENT UPON SALES OF PRODUCTS TO THESE CUSTOMERS

   We currently have a limited number of customers. During fiscal 2002, Vodafone accounted for 45% of our revenue and NTT Communications accounted for 20% of our revenue. In fiscal 2001, Williams Communications accounted for 47% of our revenue and 360networks accounted for 11% of our revenue. In fiscal 2000, Williams accounted for 92% of our revenue. In any given quarter, a relatively small number of customers typically comprise a large percentage of total revenue, though the composition of these customers may vary from quarter to quarter.

   Through fiscal 2001, a large percentage of our sales were made to emerging service providers such as Williams and 360networks. Many of these emerging service providers have experienced severe financial difficulties, causing them to dramatically reduce their capital expenditures, and in many cases, file for bankruptcy protection. As a result, we believe that sales to emerging service providers are likely to remain at reduced levels. To be successful, we will need to increase our sales to incumbent service providers, which typically have longer sales evaluation cycles and have also reduced their capital spending plans. In addition, we have relatively limited experience in selling our products to incumbent service providers. There can be no assurance that we will be successful in increasing our sales to incumbent service providers.

   None of our customers are contractually committed to purchase any minimum quantities of products from us. We expect that in the foreseeable future a majority of our revenue will continue to depend on sales of our intelligent optical networking products to a limited number of customers. The rate at which our current and prospective customers purchase products from us will depend, in part, on their success in selling communications services based on these products to their own customers. Many incumbent service providers have recently announced reductions in their capital expenditure budgets, reduced their revenue forecasts, or announced restructurings. Any failure of current or prospective customers to purchase products from us for any reason, including any determination not to install our products in their networks or a downturn in their business, would seriously harm our financial condition or results of operations.

WE EXPECT GROSS MARGINS TO REMAIN AT REDUCED LEVELS IN THE NEAR TERM

   Beginning in the third quarter of fiscal 2001, our gross margins declined significantly compared to historical levels. After excluding the effect of special charges and stock compensation expense, our gross profit was 9% of revenue in fiscal 2002, as compared to 38% of revenue in fiscal 2001, and 47% of revenue in the first half of fiscal 2001, which represents the period immediately prior to the start of the current economic downturn. We currently anticipate that gross margins are likely to continue to be adversely affected by several factors, including reduced demand for our products, the effects of product volumes and manufacturing efficiencies, component limitations, the mix of products and services sold, increases in material and labor costs, loss of cost savings due to changes in component pricing or charges incurred if we do not correctly anticipate product demand, competitive pricing, and possible exposure to excess and obsolete inventory charges, such as the charge which occurred in the first quarter of fiscal 2002.

CURRENT ECONOMIC CONDITIONS COMBINED WITH OUR LIMITED OPERATING HISTORY MAKES FORECASTING DIFFICULT

   Current economic conditions in the telecommunications industry, combined with our limited operating history, make it difficult to accurately forecast revenue, and there is limited historical data upon which to base our planned operating expenses. At the present time, our operating expenses are largely based on the requirements that we believe are necessary to support sales to incumbent service providers, and a high percentage of these expenses are and will continue to be fixed. Our ability to sell products and the level of success, if any, we may achieve depend, among other things, upon the level of demand for intelligent optical networking products, which continues to be a rapidly evolving market. In addition, we continue to have limited visibility into the capital spending plans of our current and prospective customers, which increases the difficulty of forecasting our revenue or predicting any recovery in capital spending trends. We have directed our sales efforts towards incumbent service providers, many of which have historically financed their capital expenditures using significant amounts of debt. In recent months, many of these incumbent service providers have come under increased scrutiny from credit rating agencies and investors due to their relatively high debt levels, which may limit their ability to make future equipment purchases. We expect that these conditions are likely to continue to limit our ability to forecast our revenue. If operating results are below the expectations of our investors and market analysts, this could cause declines in the price of our common stock.

OUR FAILURE TO GENERATE SUFFICIENT REVENUE WOULD PREVENT US FROM ACHIEVING PROFITABILITY

   Beginning in the third quarter of fiscal 2001, our revenue has declined considerably and we have incurred significant operating losses since that time. As of July 31, 2002, we had an accumulated deficit of $681.1 million. We cannot assure you that our revenue will increase or that we will generate sufficient revenue to achieve or sustain profitability. While we have implemented restructuring programs designed to decrease the Company's business expenses, we will continue to have large fixed expenses and we expect to continue to incur significant sales and marketing, product development, customer support and service, administrative and other expenses. As a result, we will need to generate significantly higher revenue over the current levels in order to achieve and maintain profitability.

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

  .  capital spending constraints by our target customers;

  . the length and variability of the sales cycle for our products, which we believe is increasing in length, due to overall market conditions and our emphasis on selling to incumbent service providers;

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

  . changes in accounting rules, such as any future requirement to record expenses for employee stock option grants made at fair market value;

  . actual events, circumstances, outcomes and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets, liabilities and other items reflected in our financial statements; and

  . general economic conditions as well as those specific to the telecommunications, Internet and related industries.

   While we have implemented restructuring and cost control programs, we plan to continue to invest in our business, to continue to maintain a strong product development and customer support infrastructure that will enable us to move quickly when economic conditions improve. Our operating expenses are largely based on the requirements that we believe are necessary to support sales to incumbent service providers, and a high percentage of our expenses are, and will continue to be, fixed. As a result, we currently expect to continue to incur operating losses unless revenue increases significantly above the current levels.

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

THE LONG AND VARIABLE SALES CYCLES FOR OUR PRODUCTS MAY CAUSE REVENUE AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER

   A customer's decision to purchase our intelligent optical networking products involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. As a result, our sales cycle is lengthy and recently has increased in length, as we have directed our sales efforts towards incumbent service providers. Throughout the sales cycle, we spend considerable time and expense educating and providing information to prospective customers about the use and features of our products. Even after making a decision to purchase our products, we believe that most customers will deploy the products slowly and deliberately. Timing of deployment can vary widely and depends on the economic environment of our customers, the skills of our customers, the size of the network deployment and the complexity of our customers' network environment. Customers with complex networks usually expand their networks in large increments on a periodic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular and unpredictable basis. Because of our limited operating history and the nature of our business, we cannot predict these sales and deployment cycles. The long sales cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, may cause our revenue and results of operations to vary significantly and unexpectedly from quarter to quarter.

WE MAY NOT BE SUCCESSFUL IF OUR CUSTOMER BASE DOES NOT GROW

   Our future success will depend on our attracting additional customers. Due to the overall economic downturn in our industry and the financial difficulties experienced by emerging service providers and certain incumbent service providers, the number of potential customers for our products at the current time has been reduced. Our ability to attract new customers could also be adversely affected by:

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

OUR BUSINESS IS SUBJECT TO RISKS FROM INTERNATIONAL OPERATIONS

   International sales represented 87% of total revenue in fiscal 2002, and we expect that international sales will continue to represent a significant portion of our revenue. Doing business internationally requires significant management attention and financial resources to successfully develop direct and indirect sales channels and to support customers in international markets. While international sales currently represent a high percentage of total revenue, these sales are concentrated within a relatively small number of customers. We may not be able to maintain or expand international market demand for our products.

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

  . reliance on working with distribution partners for the resale of our products in certain markets and for certain types of product offerings, such as the integration of our products into third-party product offerings;

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

   We currently purchase several key components, including commercial digital signal processors, CPUs, field programmable gate arrays, switch fabric, SONET transceivers and erbium doped fiber amplifiers, from single or limited sources. We purchase each of these components on a purchase order basis and have no long-term contracts for these components. Although we believe that there are alternative sources for each of these components, in the event of a disruption in supply, we may not be able to develop an alternate source in a timely manner or at favorable prices. Such a failure could hurt our ability to deliver our products to our customers and negatively affect our operating margins. In addition, our reliance on our suppliers exposes us to potential supplier production difficulties or quality variations. Any disruption in supply could seriously impact our revenue and results of operations.

   Throughout the downturn in the telecommunications industry, the optical component industry has been downsizing manufacturing capacity while consolidating product lines from earlier acquisitions. Recently, one of our suppliers announced its intention to exit the market for optical components, and several of our other suppliers have announced reductions of their product offerings. These announcements, or similar decisions by other suppliers, could result in reduced competition and higher prices for the components we purchase. In addition, the loss of a source of supply for key components could require us to incur additional costs to redesign our products that use those components. If any of these events occurred, our results of operations could be materially adversely affected.

WE DEPEND UPON CONTRACT MANUFACTURERS AND ANY DISRUPTION IN THESE RELATIONSHIPS MAY CAUSE US TO FAIL TO MEET THE DEMANDS OF OUR CUSTOMERS AND DAMAGE OUR CUSTOMER RELATIONSHIPS

   We have limited internal manufacturing capabilities. We rely on contract manufacturers to manufacture our products in accordance with our specifications and to fill orders on a timely basis. Currently, the majority of our products are produced under an agreement with Jabil Circuit, Inc., which provides comprehensive manufacturing services, including assembly, test, control and shipment to our customers, and procures material on our behalf. During the normal course of business, we may provide demand forecasts to our contract manufacturers up to six months prior to scheduled delivery of products to our customers. If we overestimate our requirements, the contract manufacturers may assess cancellation penalties or we may have excess inventory which could negatively impact our gross margins. During the first quarter of fiscal 2002, we recorded an excess inventory charge of $102.4 million due to a severe decline in our forecasted revenue. A portion of this charge was related to inventory purchase commitments. If we underestimate our requirements, the contract manufacturers may have inadequate inventory which could interrupt manufacturing of our products and result in delays in shipment to our customers and revenue recognition. We could also incur additional charges to manufacture our products to meet our customer deployment schedules.

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

   The contract manufacturing industry is a highly competitive, capital-intensive business with relatively low profit margins. In addition, there have been a number of major acquisitions within the contract manufacturing industry in recent periods. While to date there has been no significant impact on our contract manufacturers, future acquisitions could potentially have an adverse effect on our working relationship with our contract manufacturers. For example, in the event of a major acquisition involving one of our contract manufacturers, difficulties could be encountered in the merger integration process that could negatively impact our working relationship. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming and could result in a significant interruption in the supply of our products. If we are required or choose to change contract manufacturers for any reason, we may lose revenue and damage our customer relationships.

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

WE WILL NOT RETAIN CUSTOMERS OR ATTRACT NEW CUSTOMERS IF WE DO NOT ANTICIPATE AND MEET SPECIFIC CUSTOMER REQUIREMENTS OR IF OUR PRODUCTS DO NOT INTEROPERATE WITH OUR CUSTOMERS' EXISTING NETWORKS

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

   Many of our customers utilize multiple protocol standards, and each of our customers may have different specification requirements to interface with their existing networks. Our customers' networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Specifically, incumbent service providers typically have less evolutionary networks that contain more generations of products. Our products must interoperate with all of the products within our customers' networks as well as future products in order to meet our customers' requirements. The requirement that we modify product design in order to achieve a sale may result in a longer sales cycle, increased research and development expense and reduced margins on our products. If our products do not interoperate with those of our customers' networks, installations could be delayed or orders for our products could be cancelled. This would also seriously harm our reputation, all of which could seriously harm our business and prospects.

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

   In addition, we believe that knowledge of the infrastructure requirements applicable to service providers, experience in working with service providers to develop new services for their customers, and the ability to provide vendor-sponsored financing are important competitive factors in our market. We have a limited ability to provide vendor-sponsored financing and this may influence the purchasing decisions of prospective customers, who may decide to purchase products from one of our competitors who are able to provide more extensive financing programs. Furthermore, as we are increasingly directing our sales efforts towards incumbent service providers which typically have longer sales evaluation cycles, we believe that being able to demonstrate strong financial viability is becoming an increasingly important consideration to our customers in making their purchasing decisions.

   If we are unable to compete successfully against our current and future competitors, we could experience price reductions, order cancellations and reduced gross margins, any one of which could materially and adversely affect our business, results of operations and financial condition.

THE INDUSTRY IN WHICH WE COMPETE IS SUBJECT TO CONSOLIDATION

   We believe that the industry in which we compete may enter into a consolidation phase. Recently, one of our larger competitors, Ciena Corporation, completed the acquisition of another company in our industry, ONI Systems. Over the past two years, the market valuations of the majority of companies in our industry have declined significantly, and many companies have experienced dramatic decreases in revenue due to decreased customer demand in general, a smaller customer base due to the financial difficulties impacting emerging service providers, reductions in capital expenditures by incumbent service providers, and other factors. We expect that the weakened financial position of many companies in our industry may cause acquisition activity to increase. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as we compete to be a single vendor solution and could have a material adverse effect on our business, operating results, and financial condition.

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

   The majority of our product sales to date have been to emerging service providers rather than incumbent service providers. We believe that it is important for us to increase our sales to incumbent service providers, including incumbent local exchange carriers such as the Regional Bell Operating Companies ("RBOCs"). Incumbent service providers typically have longer sales evaluation cycles than emerging service providers, and we have limited experience in selling our products to incumbent service providers. In addition, we are currently investing in product certification standards such as the OSMINE standard, which will be necessary for us to increase our sales to the RBOCs. Recently, we successfully completed two OSMINE processes for all of our switching products. While we have made a commitment to invest resources in obtaining these certification standards, there is no assurance that such efforts will enable us to increase our sales to incumbent service providers. Any failure to establish or maintain strong customer relationships would likely have a material adverse effect on our business and results of operations.

OUR FAILURE TO CONTINUALLY IMPROVE OUR INTERNAL CONTROLS AND SYSTEMS, AND RETAIN NEEDED PERSONNEL COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

   Since inception, the scope of our operations has increased and we have grown our headcount substantially. However, beginning in the third quarter of fiscal 2001, our headcount levels have been reduced significantly, due primarily to our restructuring activities. At July 31, 2002, we had a total of 445 employees, which represents a reduction of approximately 60% from headcount levels immediately prior to the restructuring actions. Our initial growth, followed by more recent headcount reductions, has placed a significant strain on our management systems and resources. Our ability to successfully offer our products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial, managerial and manufacturing controls and reporting systems, and will need to effectively manage our headcount levels worldwide. We may not be able to implement adequate control systems in an efficient and timely manner. In spite of recent economic conditions, competition for highly skilled personnel is intense, especially in the New England area where we are headquartered. Any failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could adversely affect our results of operations.

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

   Companies in our industry, whose employees accept positions with competitors, frequently claim that their competitors have engaged in unfair hiring practices. We cannot assure you that we will not become parties to claims of this kind or other claims relating to our employees, or that those claims will not result in material litigation. In response to changing business conditions, we have terminated approximately 600 employees since the third quarter of fiscal 2001, and as a result, we may face claims relating to their compensation and/or wrongful termination based on discrimination. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of the merits of such actions. In addition, such claims could divert the attention of our management away from our operations.

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

  .  incur debt;

  .  assume liabilities;

  .  increase our ongoing operating expenses and level of fixed costs;

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

  .  unanticipated costs;

  . diversion of management's attention from other business issues and opportunities;

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

   As of July 31, 2002, we have made strategic investments in privately held companies totaling approximately $26.0 million, and we may decide to make additional investments in the future. In fiscal 2002, we recorded impairment losses of $24.8 million relating to these investments. These types of investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in certain or all of these companies.

ANY EXTENSION OF CREDIT TO OUR CUSTOMERS MAY SUBJECT US TO CREDIT RISKS AND LIMIT THE CAPITAL THAT WE HAVE AVAILABLE FOR OTHER USES

   We continue to receive requests for financing assistance from customers and potential customers and we expect these requests to continue. We believe the ability to offer financing assistance can be a competitive factor in obtaining business. From time to time we have provided extended payment terms on trade receivables to certain key customers to assist them with their network deployment plans. In addition, we may provide or commit to extend additional credit or credit support, such as vendor financing, to our customers as we consider appropriate in the course of our business. Such financing activities subject us to the credit risk of customers whom we finance. In addition, our ability to recognize revenue from financed sales will depend upon the relative financial condition of the specific customer, among other factors. Although we have programs in place to monitor the risk associated with vendor financing, we cannot assure you that such programs will be effective in reducing our risk of an impaired ability to pay on the part of a customer whom we have financed. We could experience losses due to customers failing to meet their financial obligations which could harm our business and materially adversely affect our operating results and financial condition, such as the losses that we incurred during the first quarter of fiscal 2002.

   During the first quarter of fiscal 2002, we experienced losses relating to our two existing vendor financing customers, as each of them experienced a significant deterioration in their financial condition. As a result, we determined that we were unlikely to realize any significant proceeds from these vendor financing agreements. Accordingly, we recorded an impairment charge for the assets related to these financing agreements, which consisted of the cost of the systems shipped to the vendor financing customers, and had been classified in other long-term assets.

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

   Beginning on July 2, 2001, several purported securities class action complaints were filed against the Company, several of its officers and directors and the Company's lead underwriters in connection with the Company's initial public offering and follow-on offering. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously. However, defending the Company and its officers against these complaints may result in substantial costs and a diversion of management's attention and resources. See Note 11 to the consolidated financial statements for additional details regarding these cases.

THERE MAY BE SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK THAT COULD CAUSE OUR STOCK PRICE TO FALL, OR INCREASE THE VOLATILITY OF OUR STOCK PRICE

   As of July 31, 2002, options to purchase a total of 36.1 million shares of our common stock were outstanding. While these options are subject to vesting schedules, a number of the shares underlying these options are freely tradable. Sales of a substantial number of shares of our common stock could cause our stock price to fall or increase the volatility of our stock price. In addition, sales of shares by our stockholders could impair our ability to raise capital through the sale of additional stock.

INSIDERS OWN A SUBSTANTIAL NUMBER OF SYCAMORE SHARES AND COULD LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS, INCLUDING CHANGES OF CONTROL

   As of July 31, 2002, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 39.6% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

Interest Rate Sensitivity

   We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increase immediately and uniformly by 10 percent from levels at July 31, 2002, the fair value of the portfolio would decline by approximately $1.6 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

   We operate primarily in the United States, and the majority of our sales since inception have been made in US dollars. However, our business has become increasingly global, with international revenue representing 87% of total revenue in fiscal 2002, and we expect that international sales will continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our financial results, although to date the impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 Page
                                                                                                 ----
Report of Independent Accountants...............................................................  44

Consolidated Balance Sheets as of July 31, 2002 and 2001........................................  45

Consolidated Statements of Operations for the years ended July 31, 2002, 2001 and 2000..........  46

Consolidated Statements of Stockholders' Equity for the years ended July 31, 2002, 2001 and 2000  47

Consolidated Statements of Cash Flows for the years ended July 31, 2002, 2001 and 2000..........  48

Notes to Consolidated Financial Statements......................................................  49

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and the Board of Directors of Sycamore Networks, Inc.:

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sycamore Networks, Inc. and its subsidiaries at July 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/  PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
August 19, 2002, except for
Note 11, as to which the date is
October 23, 2002

                            SYCAMORE NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (in thousands, except par value)

                                                                                  July 31, 2002 July 31, 2001
                                                                                  ------------- -------------
                                     ASSETS
                                     ------
Current assets:
   Cash and cash equivalents.....................................................  $  172,658    $  492,500
   Short-term investments........................................................     509,350       332,471
   Accounts receivable, net of allowance for doubtful accounts of $4,684 and
     $4,773 at July 31, 2002 and July 31, 2001, respectively.....................      18,187        41,477
   Inventories...................................................................      12,940        66,939
   Prepaids and other current assets.............................................       3,447        13,739
                                                                                   ----------    ----------
       Total current assets......................................................     716,582       947,126
Property and equipment, net......................................................      32,696       106,625
Long-term investments............................................................     361,537       423,578
Other assets.....................................................................       7,760        73,992
                                                                                   ----------    ----------
       Total assets..............................................................  $1,118,575    $1,551,321
                                                                                   ==========    ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Accounts payable..............................................................  $    6,104    $   62,513
   Accrued compensation..........................................................       3,896         7,198
   Accrued expenses..............................................................      13,148        18,001
   Accrued restructuring costs...................................................      48,167        61,003
   Deferred revenue..............................................................       4,978         6,607
   Other current liabilities.....................................................       3,759         8,139
                                                                                   ----------    ----------
       Total current liabilities.................................................      80,052       163,461
                                                                                   ----------    ----------
Commitments and contingencies (Notes 5 and 11)
Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares authorized, none issued and
     outstanding at July 31, 2002 and July 31, 2001..............................          --            --
   Common stock, $.001 par value; 2,500,000 shares authorized and 273,681 shares
     issued at July 31, 2002 and July 31, 2001...................................         274           274
   Additional paid-in capital....................................................   1,732,846     1,738,505
   Accumulated deficit...........................................................    (681,086)     (301,429)
   Deferred compensation.........................................................     (17,910)      (54,110)
   Treasury stock, at cost; 1,933 and 680 shares held at July 31, 2002
     and July 31, 2001, respectively.............................................        (158)         (126)
   Accumulated other comprehensive income........................................       4,557         4,746
                                                                                   ----------    ----------
       Total stockholders' equity................................................   1,038,523     1,387,860
                                                                                   ----------    ----------
       Total liabilities and stockholders' equity................................  $1,118,575    $1,551,321
                                                                                   ==========    ==========

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                            SYCAMORE NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (in thousands, except per share amounts)

                                                                               Year Ended July 31,
                                                                         ------------------------------
                                                                            2002            2001           2000
                                                                         ---------       ---------       --------
Revenue
   Product.............................................................. $  43,516       $ 356,582       $194,108
   Service..............................................................    21,658          18,164          4,029
                                                                         ---------       ---------       --------
       Total revenue....................................................    65,174         374,746        198,137
                                                                         ---------       ---------       --------
Cost of revenue
   Product..............................................................   126,373         277,545         98,721
   Service..............................................................    24,516          37,119          6,265
   Stock compensation...................................................     1,815           3,132          1,433
                                                                         ---------       ---------       --------
       Total cost of revenue............................................   152,704         317,796        106,419
                                                                         ---------       ---------       --------
Gross profit (loss).....................................................   (87,530)         56,950         91,718
Operating expenses:
   Research and development (exclusive of non-cash stock compensation
     expense of $9,866, $34,203 and $9,685).............................   109,654         159,607         71,903
   Sales and marketing (exclusive of non-cash stock compensation
     expense of $10,713, $24,308 and $7,014)............................    39,687          83,478         30,650
   General and administrative (exclusive of non-cash stock compensation
     expense of $2,233, $3,581 and $2,935)..............................    10,166          16,820          9,824
   Stock compensation...................................................    22,812          62,092         19,634
   Restructuring charges and related asset impairments..................   124,990          81,926             --
   Acquisition costs....................................................        --           4,948             --
                                                                         ---------       ---------       --------
       Total operating expenses.........................................   307,309         408,871        132,011
                                                                         ---------       ---------       --------
Loss from operations....................................................  (394,839)       (351,921)       (40,293)
Losses on investments...................................................   (24,845)             --             --
Interest and other income, net..........................................    40,027          85,299         41,706
                                                                         ---------       ---------       --------
Income (loss) before income taxes.......................................  (379,657)       (266,622)         1,413
Income tax expense......................................................        --          13,132            745
                                                                         ---------       ---------       --------
Net income (loss)....................................................... $(379,657)      $(279,754)      $    668
                                                                         =========       =========       ========
Basic net income (loss) per share....................................... $   (1.49)      $   (1.18)      $   0.00
Diluted net income (loss) per share..................................... $   (1.49)      $   (1.18)      $   0.00
       Shares used in per-share calculation--basic......................   254,663         237,753        166,075
       Shares used in per-share calculation--diluted....................   254,663         237,753        233,909

   The accompanying notes are an integral part of the consolidated financial statements.

                            SYCAMORE NETWORKS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                (in thousands)

                                                                                                                    Accumulated
                                     Common Stock   Additional                          Deferred  Treasury Stock       Other
                                    ---------------  Paid-in    Accumulated   Notes     Compen-   -------------    Comprehensive
                                     Shares  Amount  Capital      Deficit   Receivable   sation   Shares   Amount     Income
                                    -------  ------ ----------  ----------- ---------- ---------  ------   ------  -------------
Balance, July 31, 1999.............  94,896   $ 95  $   58,398   $ (26,003)   $(360)   $ (25,439)     --   $  --      $   --
                                    -------   ----  ----------   ---------    -----    ---------  ------   -----      ------
Net income.........................      --     --          --         668       --           --      --      --          --
Unrealized gain on investments, net
 of tax effect.....................      --     --          --          --       --           --      --      --       5,034

Total comprehensive income.........
Exercise of stock options..........   2,495      2       4,289          --       --           --      --      --          --
Issuance of common stock, net......  32,603     33   1,486,508          --       --           --      --      --          --
Conversion of preferred stock into
 common stock...................... 141,850    142      55,629          --       --           --      --      --          --
Deferred compensation expense
 associated with equity awards           --     --     102,256          --       --     (102,256)     --      --          --
Stock compensation expense.........      --     --       6,188          --       --       14,879      --      --          --
Notes receivable transactions......      --     --          --          --       98           --      --      --          --
Treasury stock transactions........    (180)    --         (28)         --       --           --      --      --          --
Tax benefit from employee stock
 plans.............................      --     --       7,325          --       --           --      --      --          --
Adjustment to conform Sirocco year
 end...............................      --     --          --       3,660       --           --      --      --          --
                                    -------   ----  ----------   ---------    -----    ---------  ------   -----      ------
Balance, July 31, 2000............. 271,664    272   1,720,565     (21,675)    (262)    (112,816)     --      --       5,034
                                    -------   ----  ----------   ---------    -----    ---------  ------   -----      ------
Net loss...........................      --     --          --    (279,754)      --           --      --      --          --
Unrealized loss on investments.....      --     --          --          --       --           --      --      --        (288)

Total comprehensive loss...........
Treasury stock transactions........    (373)    --         (20)         --       --           --   2,497    (511)         --
Issuance of common stock under
 employee stock plans..............   2,390      2       6,787          --       --           --  (1,817)    385          --
Deferred compensation expense
 associated with equity awards           --     --      14,440          --       --      (14,440)     --      --          --
Stock compensation expense.........      --     --         915          --       --       64,309      --      --          --
Adjustments to deferred
 compensation for terminated
 employees.........................      --     --      (8,837)         --       --        8,837      --      --          --
Compensation expense relating to
 stock option acceleration.........      --     --       1,447          --       --           --      --      --          --
Repayment of notes receivable......      --     --          --          --      262           --      --      --          --
Tax benefit from employee stock
 plans.............................      --     --       3,208          --       --           --      --      --          --
                                    -------   ----  ----------   ---------    -----    ---------  ------   -----      ------
Balance, July 31, 2001............. 273,681    274   1,738,505    (301,429)      --      (54,110)    680    (126)      4,746
                                    -------   ----  ----------   ---------    -----    ---------  ------   -----      ------
Net loss...........................      --     --          --    (379,657)      --           --      --      --          --
Unrealized loss on investments.....      --     --          --          --       --           --      --      --        (189)

Total comprehensive loss...........
Treasury stock purchases...........      --     --                      --       --           --   3,716    (319)         --
Issuance of common stock under
 employee stock plans..............      --     --       4,878          --       --           --  (2,463)    287          --
Stock compensation expense.........      --     --       2,209          --       --       22,418      --      --          --
Adjustments to deferred
 compensation for terminated
 employees.........................      --     --     (13,782)         --       --       13,782      --      --          --
Compensation expense relating to
 stock option acceleration.........      --     --       1,036          --       --           --      --      --          --
                                    -------   ----  ----------   ---------    -----    ---------  ------   -----      ------
Balance, July 31, 2002............. 273,681   $274  $1,732,846   $(681,086)   $  --    $ (17,910)  1,933   $(158)     $4,557
                                    =======   ====  ==========   =========    =====    =========  ======   =====      ======

                                        Total
                                    Stockholders'
                                       Equity
                                    -------------
Balance, July 31, 1999.............  $    6,691
                                     ----------
Net income.........................         668
Unrealized gain on investments, net
 of tax effect.....................       5,034
                                     ----------
Total comprehensive income.........       5,702
Exercise of stock options..........       4,291
Issuance of common stock, net......   1,486,541
Conversion of preferred stock into
 common stock......................      55,771
Deferred compensation expense
 associated with equity awards               --
Stock compensation expense.........      21,067
Notes receivable transactions......          98
Treasury stock transactions........         (28)
Tax benefit from employee stock
 plans.............................       7,325
Adjustment to conform Sirocco year
 end...............................       3,660
                                     ----------
Balance, July 31, 2000.............   1,591,118
                                     ----------
Net loss...........................    (279,754)
Unrealized loss on investments.....        (288)
                                     ----------
Total comprehensive loss...........    (280,042)
Treasury stock transactions........        (531)
Issuance of common stock under
 employee stock plans..............       7,174
Deferred compensation expense
 associated with equity awards               --
Stock compensation expense.........      65,224
Adjustments to deferred
 compensation for terminated
 employees.........................          --
Compensation expense relating to
 stock option acceleration.........       1,447
Repayment of notes receivable......         262
Tax benefit from employee stock
 plans.............................       3,208
                                     ----------
Balance, July 31, 2001.............   1,387,860
                                     ----------
Net loss...........................    (379,657)
Unrealized loss on investments.....        (189)
                                     ----------
Total comprehensive loss...........    (379,846)
Treasury stock purchases...........        (319)
Issuance of common stock under
 employee stock plans..............       5,165
Stock compensation expense.........      24,627
Adjustments to deferred
 compensation for terminated
 employees.........................          --
Compensation expense relating to
 stock option acceleration.........       1,036
                                     ----------
Balance, July 31, 2002.............  $1,038,523
                                     ==========

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                            SYCAMORE NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                             Year Ended July 31,
                                                                    ------------------------------------
                                                                        2002         2001         2000
                                                                    -----------   ----------  -----------
Cash flows from operating activities:
   Net income (loss)............................................... $  (379,657)  $ (279,754) $       668
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Depreciation and amortization...............................      41,900       35,500        6,325
       Restructuring charges and related asset impairments.........     159,581       52,476           --
       Stock compensation..........................................      24,627       65,224       21,067
       Provision for doubtful accounts.............................         (89)       5,530           --
       Deferred income taxes.......................................          --       14,049      (11,569)
       Tax benefit from employee stock plans.......................          --        3,208        7,325
Changes in operating assets and liabilities:
   Accounts receivable.............................................      23,379       (3,600)     (31,997)
   Inventories.....................................................         833      (62,678)     (33,131)
   Prepaids and other current assets...............................      10,292        6,751      (15,017)
   Deferred revenue................................................      (1,629)     (23,101)      29,236
   Accounts payable................................................     (56,409)      13,483       43,073
   Accrued expenses and other liabilities..........................     (12,535)       8,527       18,454
   Accrued restructuring costs.....................................     (12,836)      61,003           --
                                                                    -----------   ----------  -----------
Net cash provided by (used in) operating activities................    (202,543)    (103,382)      34,434
                                                                    -----------   ----------  -----------
Cash flows from investing activities:
   Purchases of property and equipment.............................     (15,915)    (115,454)     (42,473)
   Purchases of investments........................................  (1,161,410)    (703,526)  (1,378,008)
   Maturities of investments.......................................   1,046,383    1,034,327      302,924
   Minority equity investments.....................................          --       (9,004)     (17,000)
   Decrease (increase) in other assets.............................       8,797      (45,551)      (1,471)
                                                                    -----------   ----------  -----------
Net cash provided by (used in) investing activities................    (122,145)     160,792   (1,136,028)
                                                                    -----------   ----------  -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net.....................       5,165        7,174    1,490,704
   Purchase of treasury stock......................................        (319)        (531)          --
   Payments received for notes receivable..........................          --          262          198
   Proceeds from notes payable.....................................          --           --        1,761
   Payments on notes payable.......................................          --       (1,780)      (5,413)
                                                                    -----------   ----------  -----------
Net cash provided by financing activities..........................       4,846        5,125    1,487,250
                                                                    -----------   ----------  -----------
Net increase (decrease) in cash and cash equivalents...............    (319,842)      62,535      385,656
Adjustment to conform fiscal year of Sirocco.......................          --           --        3,440
Cash and cash equivalents, beginning of period.....................     492,500      429,965       40,869
                                                                    -----------   ----------  -----------
Cash and cash equivalents, end of period........................... $   172,658   $  492,500  $   429,965
                                                                    ===========   ==========  ===========
Supplemental cash flow information:
   Cash paid for interest..........................................          --   $      264  $       216
   Cash paid for income taxes......................................          --          885        3,764
Supplementary non cash activity:
   Issuance of common stock in exchange for notes receivable.......          --           --          100
   Conversion of preferred stock into common stock.................          --           --       55,771

   The accompanying notes are an integral part of the consolidated financial statements.

                            SYCAMORE NETWORKS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business:

   Sycamore Networks, Inc. (the "Company") was incorporated in Delaware on February 17, 1998. The Company develops and markets intelligent optical networking products that enable telecommunications service providers to quickly and cost-effectively transform the capacity created by their fiber optic networks into usable bandwidth to deploy new services.

2. Significant Accounting Policies:

   The accompanying financial statements of the Company reflect the application of certain significant accounting policies as described below. The Company considers the following to be its most critical accounting policies and estimates: revenue recognition, allowances for doubtful accounts, warranty reserves, inventory valuation, and restructuring liabilities and asset impairments. The Company believes these accounting policies are critical because changes in such estimates can materially affect the amount of the Company's reported net income or loss. See detailed discussion under the caption "Critical Accounting Policies and Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

   The Company completed a merger with Sirocco Systems, Inc. ("Sirocco"), a U.S. company headquartered in Wallingford, Connecticut on September 7, 2000, where an aggregate of approximately 28.6 million shares of Sycamore common stock were either exchanged for all outstanding shares of Sirocco or reserved for common stock issuable under outstanding Sirocco stock options assumed by Sycamore in the transaction. The transaction was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, the consolidated financial statements for all prior periods presented were restated to include the results of operations, financial position and cash flows of Sirocco.

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

                                                             Period from
                                                              Inception
                                                            (February 17,
                                      Year Ended Year Ended     1998)
                                       July 31,   July 31,     through
                                         2000       1999    July 31, 1998
                                      ---------- ---------- -------------
       Revenue:
          Sycamore...................  $198,137   $ 11,330      $  --
          Sirocco....................        --         --         --
                                       --------   --------      -----
       Consolidated revenue..........  $198,137   $ 11,330      $  --
                                       --------   --------      -----
       Net income (loss):
          Sycamore...................  $ 20,399   $(19,490)     $(693)
          Sirocco....................   (19,731)    (5,563)      (257)
                                       --------   --------      -----
       Consolidated net income (loss)  $    668   $(25,053)     $(950)
                                       ========   ========      =====

  Cash Equivalents and Investments

   Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company's investments, which have maturities of up to three years, are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders' equity. The fair value of investments was determined based on quoted market prices at the reporting date for those instruments. As of July 31, 2002 and 2001, investments consisted of (in thousands):


                                     Amortized Fair Market Unrealized
                                       Cost       Value    Gain/(Loss)
                                     --------- ----------- -----------
         July 31, 2002:
            Certificate of deposits. $ 21,685   $ 21,727     $   42
            Commercial paper........  363,305    365,027      1,722
            Government securities...  481,340    484,133      2,793
                                     --------   --------     ------
                Total............... $866,330   $870,887     $4,557
                                     ========   ========     ======
                                     Amortized Fair Market Unrealized
                                       Cost       Value    Gain/(Loss)
                                     --------- ----------- -----------
         July 31, 2001:
            Certificate of deposits. $ 23,259   $ 23,285     $   26
            Commercial paper........  438,494    441,027      2,533
            Government securities...  289,550    291,737      2,187
                                     --------   --------     ------
                Total............... $751,303   $756,049     $4,746
                                     ========   ========     ======

   The Company also has certain investments in non-publicly traded companies for the promotion of business and strategic objectives. These investments are included in other long-term assets in the Company's balance sheet and are generally carried at cost. As of July 31, 2002 and 2001, $0.5 million and $26.0 million of these investments are included in other long-term assets, respectively. The Company monitors these investments for impairment and makes appropriate reductions in carrying values, if necessary. During the year ended July 31, 2002, the Company recorded impairment charges totaling $24.8 million against the value of these investments, due to other than temporary declines in value. No impairment charges were recorded during the years ended July 31, 2001 and July 31, 2000.

  Inventories

   Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

  Revenue Recognition

   Revenue from product sales is recognized upon shipment provided that a purchase order has been received or a contract has been executed, there are no significant uncertainties regarding customer acceptance, the fee is fixed or determinable and collectibility is deemed reasonably assured. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. Revenue from technical support and maintenance contracts is deferred and recognized ratably over the period of the related agreements. The Company records a warranty liability for parts and labor on its products at the time of revenue recognition. Warranty periods are generally three years from installation date. The Company's warranty accrual was $5.5 million and $7.6 million at July 31, 2002 and 2001, respectively.

   The Company's transactions may involve the sales of systems and services under multiple element arrangements. Revenue under multiple element arrangements is allocated based on the fair value of each element. While each individual transaction varies according to the terms of the purchase order or sales agreement, a typical multiple element arrangement may include some or all of the following components: product shipments, installation services, maintenance and training. The total sales price is allocated based on the relative fair value of each component, generally the price charged for each component when sold separately. For the product portion, revenue is recognized upon shipment if there are no significant uncertainties regarding customer acceptance. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. For installation services, revenue is typically recognized upon receipt of documentation from the customer that the services have been performed. For maintenance and training services, revenue is recognized when the services are performed.

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

  Research and Development and Software Development Costs

   The Company's products are highly technical in nature and require a large and continuing research and development effort. All research and development costs are expensed as incurred. Software development costs incurred prior to the establishment of technological feasibility are charged to expense. Technological feasibility is demonstrated by the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility are capitalized until the product is available for general release to customers. Amortization is based on the greater of (i) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (ii) the straight-line method over the remaining estimated life of the product. To date, the period between achieving technological feasibility and the general availability of the related products has been short and software development costs qualifying for capitalization have not been material. Accordingly, the Company has not capitalized any software development costs.

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

  Concentrations and Significant Customer Information

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, investments and accounts receivable. The Company invests its excess cash primarily in deposits with commercial banks, high-quality corporate securities and U.S. government securities. For the year ended July 31, 2002, two international customers accounted for 45% and 20% of the Company's revenue, respectively. For the years ended July 31, 2001 and 2000, one domestic customer accounted for 47% and 92% of the Company's revenue, respectively. For the year ended July 31, 2001, another customer accounted for 11% of the Company's revenue. The Company generally does not require collateral for sales to customers, and the Company's accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At July 31, 2002, more than 90% of the Company's accounts receivable balance was attributable to three international customers. At July 31, 2001, more than 75% of the Company's accounts receivable balance was attributable to four international customers.

   Many emerging service providers, from which the Company had derived a large percentage of its revenue through fiscal 2001, have experienced severe financial difficulties, causing them to dramatically reduce their capital expenditures, and in some cases, file for bankruptcy protection. As a result, the Company is directing its sales efforts towards incumbent service providers, which typically have longer sales evaluation cycles than emerging service providers. The Company expects that its revenue and related accounts receivable balances will continue to be concentrated among a relatively small number of customers.

   Certain components and parts used in the Company's products are procured from a single source. The Company generally obtains parts from one vendor only, even where multiple sources are available, to maintain quality control and enhance working relationships with suppliers. These purchases are made under existing contracts or purchase orders. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company's delivery of products and thereby adversely affect the Company's revenue and results of operations.

  Allowance for Doubtful Accounts

   The Company evaluates its outstanding accounts receivable balances on an ongoing basis to determine whether an allowance for doubtful accounts should be recorded. Activity in the Company's allowance for doubtful accounts is summarized as follows:

                                                     Year Ended July 31,
                                                     -------------------
                                                      2002    2001  2000
                                                     ------  ------ ----
                                                       (in thousands)
       Beginning balance............................ $4,773  $   -- $--
       Additions charged to expenses................    (89)  5,530  --
       Deductions...................................     --     757  --
                                                     ------  ------ ---
       Ending balance............................... $4,684  $4,773 $--
                                                     ======  ====== ===

  Other Comprehensive Income (Loss)

   The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). For all periods presented, the unrealized gain or loss on investments, which is recorded as a component of stockholders' equity, was the only difference between the reported net income (loss) and total comprehensive income (loss).

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

   The following table sets forth the computation of basic and diluted income
(loss) per share:

                                                          Year Ended July 31,
                                                    ------------------------------------
                                                       2002         2001        2000
                                                     ---------    ---------    --------
                                                    (in thousands, except per share data)
Numerator:
   Net income (loss)............................... $(379,657)   $(279,754)   $    668
Denominator:
   Weighted-average shares of common stock
     outstanding...................................   272,162      272,929     223,999
   Weighted-average shares subject to repurchase...   (17,499)     (35,176)    (57,924)
                                                     ---------    ---------    --------
Shares used in per-share calculation--basic........   254,663      237,753     166,075
                                                     =========    =========    ========
Weighted-average shares of common stock outstanding   254,663      237,753     223,999
Weighted common stock equivalents..................        --           --       9,910
                                                     ---------    ---------    --------
Shares used in per-share calculation--diluted......   254,663      237,753     233,909
                                                     =========    =========    ========
Net income (loss) per share:
   Basic........................................... $   (1.49)   $   (1.18)   $   0.00
                                                     =========    =========    ========
   Diluted......................................... $   (1.49)   $   (1.18)   $   0.00
                                                     =========    =========    ========

   Options to purchase 36.1 million, 19.5 million and 4.6 million shares of common stock at average exercise prices of $8.33, $15.87 and $78.86 have not been included in the computation of diluted net income (loss) per share for the years ended July 31, 2002, 2001 and 2000, respectively, as their effect would have been anti-dilutive. Warrants to purchase 150,000 shares of common stock at an exercise price of $11.69 have not been included in the computation of diluted net loss per share for the years ended July 31, 2002 and 2001, as their effect would have been anti-dilutive.

  Stock Based Compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123").

  Segment Information

   The Company has determined that it conducts its operations in one business segment. For the year ended July 31, 2002, the geographical distribution of revenue was as follows: United States--13%, England--47%, Japan--20% and all other countries--20%. For the year ended July 31, 2001, the geographical distribution of revenue was as follows: United States--65%, Canada--11%, and all other countries--24%. For the year ended July 31, 2000, substantially all of the Company's revenue was derived in the United States. Long-lived assets consist entirely of property and equipment and are principally located in the United States for all periods presented.

  Recent Accounting Pronouncements

   In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. Although SFAS No. 142 is not required to be adopted by the Company until fiscal 2003, its provisions must be applied to goodwill and other intangible assets acquired after June 30, 2001. The Company does not have any goodwill or other intangible assets relating to business combinations or any intangible assets acquired outside of a business combination. Accordingly, the adoption of SFAS No. 142 did not have a material impact on the Company's financial position or results of operations.

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

   In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the accounting for disposal and exit activities, and supercedes EITF 94-3. SFAS No. 146 is required to be adopted for disposal activities initiated after December 31, 2002. Under SFAS No. 146, certain types of restructuring charges will be recorded as they are incurred over time, rather than being accrued at the time of management's commitment to an exit plan as specified by EITF 94-3. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position or results of operations.

3. Inventories

   Inventories consisted of the following at July 31, 2002 and 2001 (in thousands):

                                         2002    2001
                                        ------- -------
                        Raw materials.. $ 3,609 $25,299
                        Work in process     964  18,849
                        Finished goods.   8,367  22,791
                                        ------- -------
                                        $12,940 $66,939
                                        ======= =======

4. Property and Equipment

   Property and equipment consisted of the following at July 31, 2002 and 2001 (in thousands):

                                                        2002      2001
                                                      --------  --------
       Computer software and equipment............... $ 61,983  $118,671
       Land..........................................    4,000    12,288
       Furniture and office equipment................    1,435     3,692
       Leasehold improvements........................    2,625     6,396
                                                      --------  --------
                                                        70,043   141,047
       Less accumulated depreciation and amortization  (37,347)  (34,422)
                                                      --------  --------
                                                      $ 32,696  $106,625
                                                      ========  ========

   Depreciation and amortization expense was $41.9 million, $35.5 million and $6.3 million for the years ended July 31, 2002, 2001 and 2000, respectively.

5. Commitments and Contingencies

  Operating Leases

   Rent expense under operating leases was $4.0 million, $5.2 million and $2.0 million for the years ended July 31, 2002, 2001 and 2000, respectively. At July 31, 2002, future minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

                  2003............................... $ 7,018
                  2004...............................   6,479
                  2005...............................   6,273
                  2006...............................   3,703
                  2007...............................   6,025
                                                      -------
                  Total future minimum lease payments $29,498
                                                      =======

   Included in the amounts shown above is $22.2 million relating to excess facilities for which the Company has abandoned and recorded charges for lease terminations and non-cancelable lease costs as part of its restructuring activities (Note 10). After incorporating sublease assumptions and lease termination costs for the various facilities, the amounts accrued as part of the restructuring liability for facilities consolidations totaled $19.4 million at July 31, 2002.

  Vendor Financing

   As a result of the financial demands of major network deployments, service providers are continuing to request financing assistance from their suppliers. From time to time we have provided extended payment terms on trade receivables to certain key customers to assist them with their network deployment plans. In addition, we may provide or commit to extend additional credit or credit support, such as vendor financing, to our customers, as we consider appropriate in the course of our business. Our ability to provide customer financing is limited and depends on a number of factors, including our capital structure, the level of our available credit and our ability to factor commitments. The extension of financing to our customers will limit the capital that we have available for other uses. Currently, we do not have any outstanding customer financing commitments.

   During the first quarter of fiscal 2002, each of our two major vendor financing customers experienced a significant deterioration in their financial condition. As a result, we determined that we were unlikely to realize any significant proceeds from these vendor financing agreements. Accordingly, we recorded an impairment charge for the assets related to these financing agreements. Since revenue had been recognized under the vendor financing agreements on a cash basis, the amount of the impairment loss was limited to the cost of the systems shipped to the vendor financing customers, which had been classified in other long-term assets.

6. Income Taxes

   Substantially all of the income (loss) before income taxes as shown in the Consolidated Statement of Operations for the years ended July 31, 2002, 2001 and 2000 is derived in the United States.

   The provision for income taxes consists of the following (in thousands):

                                                          July 31,
                                                   ----------------------
                                                   2002   2001     2000
                                                   ---- -------  --------
      Current:
         Federal.................................. $--  $(2,050) $ 12,375
         State....................................  --      931     2,419
         Foreign..................................  --      202        --
                                                   ---  -------  --------
                                                    --     (917)   14,794
                                                   ---  -------  --------
      Deferred:
         Federal..................................  --   11,052   (11,052)
         State....................................  --    2,997    (2,997)
         Foreign..................................  --       --        --
                                                   ---  -------  --------
                                                    --   14,049   (14,049)
                                                   ---  -------  --------
             Total provision for income taxes..... $--  $13,132  $    745
                                                   ===  =======  ========

   A reconciliation between the statutory federal income tax rate and the Company's effective tax is as follows (in thousands):

                                                            July 31,
                                                  ----------------------------
                                                     2002      2001      2000
                                                  ---------  --------  -------
 Statutory federal income tax (benefit).......... $(132,880) $(93,318) $   495
 State taxes, net of federal benefit.............   (11,851)   (8,446)     140
 Non-deductible stock compensation...............     6,151    19,542    7,362
 Utilization of net operating loss and tax credit
   carryforwards.................................        --        --   (7,639)
 Valuation allowance.............................   142,533    97,115       --
 Other...........................................    (3,953)   (1,761)     387
                                                  ---------  --------  -------
                                                  $      --  $ 13,132  $   745
                                                  =========  ========  =======

   The significant components of the Company's net deferred tax assets as of July 31, 2002 and 2001 are as follows (in thousands):

                                                        2002       2001
                                                     ---------  ---------
     Assets:
        Net operating loss and credit carryforwards. $ 244,778  $ 110,228
        Restructuring and related accruals..........    43,812     39,244
        Accruals....................................     5,281      6,406
        Depreciation................................     7,989      3,241
        Other, net..................................     5,800      6,008
                                                     ---------  ---------
            Total net deferred tax assets...........   307,660    165,127
        Valuation allowance.........................  (307,660)  (165,127)
                                                     ---------  ---------
                                                     $      --  $      --
                                                     =========  =========

   During the year ended July 31, 2002, due to the sustained level of cumulative net losses, the Company did not record a benefit for taxes currently payable. In addition, the Company recorded an increase to the valuation allowance of $142.5 million to offset the increase in the net deferred tax assets, since the Company believes it is more likely than not that the net deferred tax assets will not be realized. During the year ended July 31, 2001, due to cumulative net losses and charges for restructuring and related asset impairments, the Company recorded a full valuation allowance to offset the net deferred tax assets, as the Company believes it is more likely than not that the net deferred tax assets will not be realized. The income tax provision does not reflect the tax savings resulting from deductions associated with the Company's stock option plans. Tax benefits associated with the Company's stock plans of approximately $3.2 million and $7.3 million were credited to additional paid-in capital during the years ended July 31, 2001 and 2000, respectively. No tax benefit associated with the Company's stock plans was recorded during the year ended July 31, 2002.

   The Company had federal and state tax net operating loss carryforwards at July 31, 2002 of approximately $578.5 million and $212.7 million, respectively. The federal and state tax loss carryforwards will begin to expire in 2018 and 2003, respectively. Included in the net operating loss carryforwards are stock option deductions of approximately $161.2 million. The benefit of certain stock option deductions will be credited to additional paid-in capital when realized. The Company also has federal and state research tax credit carryforwards of approximately $7.8 million and $3.1 million respectively, which will begin to expire in 2018 and 2013, respectively.

7. Stockholders' Equity

  Preferred Stock

   The Company's Board of Directors (the "Board") has the authority to issue up to 5,000,000 shares of preferred stock without stockholder approval in one or more series and to fix the rights, preferences, privileges and restrictions of ownership. No shares of preferred stock were outstanding at July 31, 2002 or July 31, 2001.

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

  Stock Incentive Plans

   The Company currently has three primary stock incentive plans: the 1998 Stock Incentive Plan (the "1998 Plan"), the 1999 Stock Incentive Plan (the "1999 Plan") and the Sirocco 1998 Stock Option Plan (the "Sirocco 1998 Plan"). A total of 97,354,986 shares of common stock have been reserved for issuance under these plans. The 1999 Plan is the only one of the three primary plans under which new awards are currently being issued. The total amount of shares that may be issued under the 1999 Plan is the remaining shares to be issued under the 1998 Plan, plus 25,000,000 shares, plus an annual increase equal to the lesser of (i) 18,000,000 shares, (ii) 5% of the outstanding shares on August 1 of each year, or (iii) a lesser number as determined by the Board. The plans provide for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors, consultants and advisors of the Company. No participant may receive any award, or combination of awards, for more than 1,500,000 shares in any calendar year. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant. The Board determines the term of each option, the option exercise price, and the vesting terms. Stock options generally expire ten years from the date of grant and vest over three to five years.

   All employees who have been granted options by the Company under the 1998 and 1999 Plans are eligible to elect immediate exercise of all such options. However, shares obtained by employees who elect to exercise prior to the original option vesting schedule are subject to the Company's right of repurchase, at the option exercise price, in the event of termination. The Company's repurchase rights lapse at the same rate as the shares would have become vested under the original vesting schedule. As of July 31, 2002, there were 4,193,479 shares related to immediate option exercises subject to repurchase by the Company through fiscal 2005 at prices ranging from $0.01 to $5.83.

  Restricted Stock

   Restricted stock may be issued to employees, officers, directors, consultants, and other advisors. Shares acquired pursuant to a restricted stock agreement are subject to a right of repurchase by the Company which lapses as the restricted stock vests. In the event of termination of services, the Company has the right to repurchase unvested shares at the original issuance price. The vesting period is generally four to five years. The Company issued no shares of restricted stock during the year ended July 31, 2002, 1,675,027 shares of restricted stock during the year ended July 31, 2001, and no shares of restricted stock during the year ended July 31, 2000. As of July 31, 2002, there were 7,679,916 shares of restricted stock subject to repurchase by the Company through fiscal 2005 at their original issuance prices, ranging from $0.00 to $0.39.

  Employee Stock Purchase Plan

   The Company has an Employee Stock Purchase Plan under which a total of 2,250,000 shares of common stock have been reserved for issuance. Eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. Participation is limited to 10% of an employee's eligible compensation not to exceed amounts allowed by the Internal Revenue Code. On August 1 of each year, the aggregate number of common shares available for purchase under the Employee Stock Purchase Plan is automatically increased by the number of common shares necessary to cause the number of common shares available for purchase to be 2,250,000. During the years ended July 31, 2002, 2001 and 2000, 1,079,619,
148,473 and 101,021 shares of common stock were issued under the plan, respectively. At July 31, 2002, 1,170,381 shares were available for future issuance.

  Non-Employee Director Option Plan

   The Company has a Non-Employee Director Option Plan ("the Director Plan") under which a total of 1,680,000 shares of common stock have been reserved for issuance. As of August 1 of each year, the aggregate number of common shares available for the grant of options under the Director Plan is automatically increased by the number of common shares necessary to cause the total number of common shares available for grant to be 1,500,000. Each non-employee director is granted an option to purchase 90,000 shares which vests over three years upon their initial appointment as a director, and immediately following each annual meeting of stockholders, each non-employee director is automatically granted an option to purchase 30,000 shares which vests in one year. The Company granted 90,000, 90,000 and 270,000 options under the Director Plan during the years ended July 31, 2002, 2001 and 2000, respectively. At July 31, 2002, 1,410,000 shares were available for grant under the Director Plan.

  Deferred Stock Compensation

   In connection with the grant of certain stock options and restricted shares to employees during the years ended July 31, 2001 and 2000, the Company recorded deferred stock compensation of $14.4 million and $102.3 million, respectively, representing the difference between the deemed fair market value of the common stock on the date of grant and the exercise price. Deferred compensation related to options and restricted shares which vest over time is recorded as a component of stockholders' equity and is amortized over the vesting periods of the related options and restricted shares. During the years ended July 31, 2002, 2001 and 2000, the Company recorded compensation expense relating to these options and restricted shares totaling $24.6 million, $64.3 million and $14.9 million, respectively. Included in the compensation expense for the year ended July 31, 2001 was $36.3 million relating to the acceleration of certain restricted stock and stock options pursuant to the terms of the merger agreement between Sycamore and Sirocco. During the years ended July 31, 2002 and 2001, the Company reversed deferred stock compensation of $13.8 million and $8.8 million, respectively, relating to former employees that had terminated prior to vesting in the stock options and restricted shares.

  Non-Employee Stock Compensation

   During the years ended July 31, 2002, 2001, and 2000, the Company granted 15,000, 5,500 and 273,054 shares of fully vested non-forfeitable common stock awards to non-employees, respectively, and recognized compensation expense of $30,000, $22,000 and $6.2 million, respectively. The fair value of each stock option was estimated using the Black-Scholes option-pricing model with the following assumptions for the years ended July 31, 2002, 2001 and 2000, respectively: weighted-average risk free interest rates of 5.0%, 4.0% and 5.2%, weighted-average expected option life of 2, 3 and 4 years, no dividend yield and 90%, 90% and 85% volatility.

   During the year ended July 31, 2001, the Company issued a two-year warrant to purchase 150,000 shares of common stock at $11.69 per share, exercisable immediately in exchange for general and administrative services. The fair value of the warrant of $0.9 million was charged to expense during the year ended July 31, 2001, and was determined using the Black-Scholes model with the following assumptions: 6.5% risk free interest rate, 90% expected volatility, 2 year expected life and no dividend yield. This warrant remains outstanding at July 31, 2002.

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

   A total of 17.6 million options were accepted for exchange under the Exchange Offer and accordingly, were canceled in June 2001. A total of 1.7 million shares of restricted stock were issued in June 2001 and the Company recorded deferred compensation of $12.6 million related to these grants at that time. Due to cancellations of restricted stock relating to employee terminations, which were primarily due to the Company's fiscal 2002 restructuring programs as described in Note 10, the total deferred compensation relating to the Exchange Offer was reduced to approximately $7.3 million. The deferred compensation costs will be amortized ratably over the vesting periods of the restricted stock, generally over a four year period, with 25% of the shares vesting one year after the date of grant and the remaining 75% vesting quarterly thereafter. Until the restricted stock vests, such shares are subject to forfeiture in the event the employee leaves the Company.

   Upon the completion of the Exchange Offer, options to purchase approximately
15.9 million shares were originally expected to be granted in the second quarter of fiscal 2002, no sooner than six months and one day from June 20, 2001. However, due to the effect of employee terminations, which were primarily due to the Company's fiscal 2002 restructuring programs as described in Note 10, the number of options which were granted in the second quarter of fiscal 2002 related to the Exchange Offer was approximately 12.6 million shares. The new options will generally vest over three years, with 8.34% of the options vesting on the date of grant and the remaining 91.66% vesting quarterly thereafter subject to forfeiture in the event the employee leaves the Company. The new options were granted with an exercise price of $4.89 per share, equal to the fair market value of the Company's common stock on the date of grant.

  Stock Option Activity

   Stock option activity under all of the Company's stock plans during the three years ended July 31, 2002 is summarized as follows:

                                         Number of   Weighted Average
                                          Shares      Exercise Price
                                        -----------  ----------------
           Outstanding at July 31, 1999   5,252,099       $ 0.45
           Options granted.............  26,248,434        52.09
           Options exercised...........  (2,494,538)        1.72
           Options canceled............    (241,999)       66.13
                                        -----------       ------
           Outstanding at July 31, 2000  28,763,996       $46.91
                                        ===========       ======
           Options granted.............  16,224,893        42.46
           Options exercised...........  (2,383,582)        2.13
           Options canceled............ (23,088,405)       74.65
                                        -----------       ------
           Outstanding at July 31, 2001  19,516,902       $15.87
                                        ===========       ======
           Options granted.............  23,503,385         4.27
           Options exercised...........  (1,382,738)        1.18
           Options canceled............  (5,585,817)       19.40
                                        -----------       ------
           Outstanding at July 31, 2002  36,051,732       $ 8.33
                                        ===========       ======

  Pro Forma Disclosure of the Effect of Stock-Based Compensation

   Had compensation cost of the Company's stock awards been determined in accordance with the provisions of SFAS No. 123, the Company's results of operations for the years ended July 31, 2002, 2001 and 2000 would have been adjusted to the pro forma amounts indicated below:

                                                      Year Ended July 31,
                                                ------------------------------
                                                   2002       2001      2000
                                                ---------  ---------  --------
 Pro forma net loss (in thousands)............. $(496,125) $(531,502) $(97,374)
 Pro forma basic and diluted net loss per share $   (1.95) $   (2.24) $  (0.59)

   The fair value of these stock awards at the date of grant was estimated using the Black-Scholes model with the following assumptions:

                                          Year Ended July 31,
                                      ---------------------------
                                         2002      2001     2000
                                      ---------  -------  -------
              Risk free interest rate       3.3%     5.0%     6.5%
              Dividend yield.........         0%       0%       0%
              Expected volatility....       100%      90%      85%
              Expected life.......... 3.5 years  5 years  5 years

   The weighted average grant date fair value of stock awards granted during the years ended July 31, 2002, 2001 and 2000 was $2.87, $30.70 and $41.88 per
share, respectively. For purposes of the pro forma information, the estimated fair values of the employee stock options are amortized to expense using the straight-line method over the vesting period. The pro forma effect of applying SFAS No. 123 for the periods presented is not necessarily representative of the pro forma effect to be expected in future years.

   The weighted average exercise prices for options granted at fair value were $4.27, $41.73 and $97.97 for fiscal 2002, 2001 and 2000, respectively. The weighted average fair values for options granted at fair value were $2.87, $30.17 and $69.55 for fiscal 2002, 2001 and 2000, respectively. The weighted average exercise prices for options granted below fair value were $134.63 and $3.71 for fiscal 2001 and 2000, respectively. The weighted average fair values of options granted below fair value were $102.58 and $16.33 for fiscal 2001 and 2000, respectively. No options were granted below fair value in fiscal 2002.

   The following table summarizes information about stock options outstanding at July 31, 2002:

                           Options Outstanding       Vested Options Exercisable
                      ------------------------------ --------------------------
                                  Weighted
                                   Average  Weighted                Weighted
                       Number of  Remaining Average                 Average
         Range of       Shares    Contract  Exercise   Number       Exercise
      Exercise Prices Outstanding   Life     Price   Exercisable     Price
      --------------- ----------- --------- -------- -----------    --------
      $ 0.10-$  3.33   5,711,278     7.1     $ 1.64   2,366,432      $ 1.67
      $ 3.34-$  4.56  10,378,695     9.6     $ 3.54   1,343,160      $ 3.73
      $ 4.60-$  4.89  11,758,013     9.4     $ 4.89   3,016,154      $ 4.89
      $ 4.95-$ 12.67   6,201,462     8.1     $ 8.70   2,727,284      $ 8.96
      $13.50-$172.13   2,002,284     8.0     $71.28     876,307      $74.16
      --------------  ----------     ---     ------  ----------      ------
      $ 0.10-$172.13  36,051,732     8.8     $ 8.33  10,329,337      $10.95
      =============   ==========     ===     ======  ==========      ======

   At July 31, 2001 and 2000, approximately 3.9 million and 0.4 million outstanding options were exercisable, respectively. The weighted average exercise prices for outstanding options were $15.87 and $16.60 at July 31, 2001 and 2000, respectively.

  Treasury Stock

   At July 31, 2002, the Company held 1.9 million shares of treasury stock, recorded at the acquisition cost of $0.2 million. At July 31, 2001, the Company held 0.7 million shares of treasury stock, recorded at the acquisition cost of $0.1 million. Treasury stock relates to the repurchase upon employee terminations of unvested shares of restricted stock and options exercised prior to vesting. The shares of treasury stock held are reissued upon the exercise of options or the issuance of other stock based equity awards.

8. Employee Benefit Plan

   The Company sponsors a defined contribution plan covering substantially all of its employees which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. The Company made matching contributions of $1.0 million and $1.1 million to the plan during fiscal 2002 and 2001, respectively, and made no contributions in fiscal 2000.

9. Related Party Transactions

   In July 2000, the Company and the Chairman of the Company's Board of Directors (the "Chairman"), entered into an Investor Agreement with Tejas Networks India Private Limited, a private company incorporated in India ("Tejas"), pursuant to which the Company and the Chairman each invested $2.2 million in Tejas in exchange for equity shares of Tejas. The Chairman also serves as the Chairman of the Board of Directors of Tejas. The Company has entered into various agreements with Tejas under which the Company has licensed certain proprietary software development tools to Tejas, and Tejas will assist the Company's business development efforts in India and also provide maintenance and other services to the Company's customers in India. During the year ended July 31, 2002, the Company did not engage in any material transactions with Tejas. During the year ended July 31, 2001, the Company made payments of $1.1 million to Tejas under the agreements and recognized revenue of $0.1 million under the software license agreements with Tejas.

10. Restructuring Charges and Related Asset Impairments

   Beginning in the third quarter of fiscal 2001, unfavorable economic conditions and reduced capital spending by telecommunications service providers negatively impacted the Company's operating results in a progressive and increasingly severe manner. As a result, the Company has enacted three separate business restructuring programs, the first in the third quarter of fiscal 2001 (the "fiscal 2001 restructuring"), the second in the first quarter of fiscal 2002 (the "first quarter fiscal 2002 restructuring"), and the third in the fourth quarter of fiscal 2002 (the "fourth quarter fiscal 2002 restructuring"). As a result of the combined activity under all of the restructuring actions, during the year ended July 31, 2002, the Company recorded a total net charge of $241.5 million, which was classified in the statement of operations as follows: cost of revenue--$91.7 million, operating expenses--$125.0 million, and non-operating expense--$24.8 million. The originally recorded restructuring charges were subsequently reduced by credits totaling $14.6 million (cost of revenue--$10.8 million and operating expenses--$3.8 million). Details regarding each of the restructuring actions are as follows:

  Fiscal 2001 Restructuring:

   As a result of the unfavorable conditions referred to above, the Company implemented a restructuring program in the third quarter of fiscal 2001, designed to reduce expenses in order to align resources with long-term growth opportunities. The restructuring program included a workforce reduction of 131 employees, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products and overlapping feature sets. This included the discontinuance of the SN 6000 Intelligent Optical Transport product and the bi-directional capabilities of the SN 8000 Intelligent Optical Network Node. As a result of the restructuring program, the Company recorded restructuring charges and related asset impairments of

$81.9 million classified as operating expenses and an excess inventory charge of $84.0 million relating to the discontinued product lines, which was classified as cost of revenue.

   The restructuring charges and related asset impairments recorded in the third quarter of fiscal 2001, and the reserve activity since that time, are summarized as follows (in thousands):

                                                              Accrual                            Accrual
                              Total              Fiscal 2001 Balance at Fiscal 2002             Balance at
                          Restructuring Non-cash    Cash      July 31,     Cash                  July 31,
                             Charge     Charges   Payments      2001     Payments   Adjustments    2002
                          ------------- -------- ----------- ---------- ----------- ----------- ----------
Workforce reductions.....   $  4,174    $   829    $ 2,823    $   522     $   380     $  142     $    --
Facility consolidations
  and certain other costs     24,437      1,214      1,132     22,091       4,287      1,994      15,810
Inventory and asset
  write-downs............    137,285     84,972     13,923     38,390      38,390         --          --
                            --------    -------    -------    -------     -------     ------     -------
Total....................   $165,896    $87,015    $17,878    $61,003     $43,057     $2,136     $15,810
                            ========    =======    =======    =======     =======     ======     =======

   The fiscal 2001 restructuring program was substantially completed during the first half of fiscal 2002. During the fourth quarter of fiscal 2002, the Company recorded a net $2.1 million credit to operating expenses due to changes in estimates. The changes in estimates consisted primarily of $4.7 million of additional facility consolidation charges due to less favorable sublease assumptions, offset by a $6.7 million reduction in the potential legal matters associated with the restructuring activities. The remaining cash payments consist of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and potential legal matters and administrative expenses associated with the restructuring activities.

  First Quarter Fiscal 2002 Restructuring:

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

  Workforce reduction

   The restructuring program resulted in the reduction of 239 regular employees across all business functions and geographic regions. The workforce reductions were substantially completed in the first quarter of fiscal 2002. The Company recorded a workforce reduction charge of approximately $7.1 million relating primarily to severance payments and fringe benefits. In addition the number of temporary and contract workers employed by the Company was also reduced.

  Consolidation of facilities and certain other costs

   The Company recorded a charge of $17.2 million relating to the consolidation of excess facilities and certain other costs. The total charge includes $11.2 million related to the write-down of certain land, as well as lease terminations and non-cancelable lease costs relating to abandoned facilities. The Company also recorded other restructuring costs of $6.0 million relating primarily to potential legal matters, administrative expenses and professional fees in connection with the restructuring activities.

  Inventory and asset write-downs

   The Company recorded a charge of $155.5 million relating to the write-down of inventory to its net realizable value and the impairment of certain other assets. The total charge includes $102.4 million of inventory write-downs and non-cancelable purchase commitments for inventory which was recorded as part of cost of revenue. This excess inventory charge was due to a severe decline in the forecasted demand for the Company's products. The Company also recorded charges totaling $53.1 million for asset impairments, including the assets related to the Company's vendor financing agreements and fixed assets that were abandoned by the Company. Since revenue had been recognized under the vendor financing agreements on a cash basis, the amount of the impairment loss was limited to the cost of the systems shipped to the vendor financing customers, which had been classified in other long-term assets.

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

   The restructuring charges and related asset impairments recorded in the first quarter of fiscal 2002, and the reserve activity since that time, are summarized as follows (in thousands):

                                                                                             Accrual
                                                  Original                                  Balance at
                                                Restructuring Non-cash   Cash                July 31,
                                                   Charge     Charges  Payments Adjustments    2002
                                                ------------- -------- -------- ----------- ----------
Workforce reduction............................   $  7,106    $    173 $ 6,106    $   827     $   --
Facility consolidations and certain other costs     17,181       8,572   1,684        835      6,090
Inventory and asset write-downs................    155,451     102,540  41,358     10,804        749
Losses on investments..........................     22,737      22,737      --         --         --
                                                  --------    -------- -------    -------     ------
Total..........................................   $202,475    $134,022 $49,148    $12,466     $6,839
                                                  ========    ======== =======    =======     ======

   The first quarter fiscal 2002 restructuring program was substantially completed during the fourth quarter of fiscal 2002. During the third and fourth quarters of fiscal 2002, the Company recorded credits totaling $10.8 million to cost of revenue due to changes in estimates, the majority of which related to favorable settlements with contract manufacturers for non-cancelable inventory purchase commitments. In addition, during the fourth quarter of fiscal 2002, the Company recorded a credit to operating expenses of $1.7 million relating to various changes in estimates. The changes in estimates consisted of $0.9 million of additional facility consolidation charges, offset by a $1.7 million reduction in the potential legal matters associated with the restructuring activities and the reversal of an accrued liability of $0.8 million for workforce reductions. The remaining cash payments consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2005 and potential legal matters and administrative expenses associated with the restructuring activities.

  Fourth Quarter Fiscal 2002 Restructuring:

   As a result of continued weakness in overall economic conditions and capital spending by telecommunications service providers, the Company implemented a third restructuring program in the fourth quarter of fiscal 2002, designed to further reduce expenses to align resources with long-term growth opportunities. The restructuring program included a workforce reduction, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products. This included discontinuing the development of the Company's standalone transport products, including the SN 8000 Intelligent Optical Transport Node and the SN 10000 Intelligent Optical Transport System.

   As a result of the restructuring program, the Company recorded restructuring charges and related asset impairments of $51.5 million classified as operating expenses. In addition, the Company recorded a charge of $2.1 million classified as a non-operating expense, relating to impairments of investments in non-publicly traded companies that were determined to be other than temporary. The following paragraphs provide detailed information relating to the restructuring charges and related asset impairments which were recorded during the fourth quarter of fiscal 2002.

  Workforce reduction

   The restructuring program resulted in the reduction of 225 regular employees across all business functions and geographic regions. The workforce reductions were substantially completed in the fourth quarter of fiscal 2002. The Company recorded a workforce reduction charge of approximately $8.7 million relating primarily to severance payments and fringe benefits. In addition the number of temporary and contract workers employed by the Company was also reduced.

  Consolidation of facilities and certain other costs

   The Company recorded a charge of $20.1 million relating to the consolidation of excess facilities and certain other costs, including $5.6 million for lease terminations and non-cancelable lease costs relating to abandoned facilities. The Company also recorded other restructuring costs of $14.5 million relating to potential legal matters, contractual commitments, administrative expenses and professional fees related to the restructuring activities.

  Asset write-downs

   The Company recorded charges totaling $22.6 million for asset impairments, which related primarily to fixed assets that were disposed of or that the Company abandoned, due to the rationalization of the Company's product offerings and the consolidation of excess facilities.

  Losses on investments

   The Company recorded a charge of $2.1 million for impairments of investments in non-publicly traded companies that were determined to be other than temporary. The impairment charge was classified as a non-operating expense.

   The restructuring charges and related asset impairments recorded in the fourth quarter of fiscal 2002, and the reserve activity since that time, are summarized as follows (in thousands):

                                                                           Accrual
                                              Total                       Balance at
                                          Restructuring Non-cash   Cash    July 31,
                                             Charge     Charges  Payments    2002
                                          ------------- -------- -------- ----------
Workforce reduction......................    $ 8,713    $   814   $2,059   $ 5,840
Facility consolidations and certain other
  costs..................................     20,132         --      454    19,678
Asset write-downs........................     22,637     22,637       --        --
Losses on investments....................      2,108      2,108       --        --
                                             -------    -------   ------   -------
Total....................................    $53,590    $25,559   $2,513   $25,518
                                             =======    =======   ======   =======

   The remaining cash expenditures relating to workforce reductions will be substantially paid by the first quarter of fiscal 2003. Facility consolidation charges will be paid over the respective lease terms through fiscal 2006.

11. Litigation

   Beginning on July 2, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors (the "Individual Defendants") and the underwriters for the Company's initial public offering on October 21, 1999. Some of the complaints also include the underwriters for the Company's follow-on offering on March 14, 2000. The complaints were consolidated into a single action and an amended complaint was filed on April 19, 2002. The amended complaint was filed on behalf of persons who purchased the Company's common stock between October 21, 1999 and December 6, 2000. The amended complaint alleges violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the assertion that the Company's lead underwriters, the Company and the other named defendants made material false and misleading statements in the Company's Registration Statements and Prospectuses filed with the SEC in October 1999 and March 2000 because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the Company's public offerings and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. The amended complaint alleges claims against the Company, several of the Company's officers and directors and the underwriters under Sections 11 and 15 of the Securities Act. It also alleges claims against the Company, the individual defendants and the underwriters under Sections 10(b) and 20(a) of the Securities Exchange Act. The action against the Company is being coordinated with over three hundred other nearly identical actions filed against other companies. The actions seek damages in an unspecified amount. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. An opposition to that motion was filed on behalf of the plaintiffs and a reply brief was filed on behalf of the companies. The fully briefed issues are now pending before the court and oral arguments are currently scheduled for October 29, 2002. On October 9, 2002, the court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously. The Company is not currently able to estimate the possibility of loss or range of loss, if any, relating to these claims.

   The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's results of operations or financial position.

12. Selected Quarterly Financial Data (Unaudited)

                                                        October 27, January 26, April 27, July 31,
                                                           2001        2002       2002      2002
                                                        ----------- ----------- --------- --------
                                                         (in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue................................................  $  21,243   $ 21,800   $ 13,582  $  8,549
Cost of revenue........................................    123,132     19,838      3,492     6,242
                                                         ---------   --------   --------  --------
Gross profit (loss)....................................   (101,889)     1,962     10,090     2,307
                                                         ---------   --------   --------  --------
Operating expenses:
   Research and development............................     36,515     25,985     25,541    21,613
   Sales and marketing.................................     13,704     11,379      8,870     5,734
   General and administrative..........................      3,190      2,614      2,186     2,176
   Stock compensation..................................      5,767      7,141      5,101     4,803
   Restructuring charges and related asset impairments.     77,306         --         --    47,684
                                                         ---------   --------   --------  --------
       Total operating expenses........................    136,482     47,119     41,698    82,010
                                                         ---------   --------   --------  --------
Loss from operations...................................   (238,371)   (45,157)   (31,608)  (79,703)
Losses on investments..................................    (22,737)        --         --    (2,108)
Interest and other income, net.........................     13,173      9,808      8,765     8,281
                                                         ---------   --------   --------  --------
Loss before income taxes...............................   (247,935)   (35,349)   (22,843)  (73,530)
Income tax expense.....................................         --         --         --        --
                                                         ---------   --------   --------  --------
Net loss...............................................  $(247,935)  $(35,349)  $(22,843) $(73,530)
                                                         =========   ========   ========  ========
Basic net loss per share...............................  $   (1.00)  $  (0.14)  $  (0.09) $  (0.28)
                                                         =========   ========   ========  ========
Diluted net loss per share.............................  $   (1.00)  $  (0.14)  $  (0.09) $  (0.28)
                                                         =========   ========   ========  ========

                                                        October 28, January 27, April 28,  July 31,
                                                           2000        2001       2001       2001
                                                        ----------- ----------- ---------  --------
                                                          (in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue................................................  $120,448    $149,243   $  54,203  $ 50,852
Cost of revenue........................................    65,782      79,599     132,734    39,681
                                                         --------    --------   ---------  --------
Gross profit (loss)....................................    54,666      69,644     (78,531)   11,171
                                                         --------    --------   ---------  --------
Operating expenses:
   Research and development............................    35,679      42,314      44,407    37,207
   Sales and marketing.................................    17,400      21,870      22,213    21,995
   General and administrative..........................     4,062       4,557       4,419     3,782
   Stock compensation..................................    41,110       5,972       6,850     8,160
   Acquisition costs...................................     4,948          --          --        --
   Restructuring charges and related asset impairments.        --          --      81,926        --
                                                         --------    --------   ---------  --------
       Total operating expenses........................   103,199      74,713     159,815    71,144
                                                         --------    --------   ---------  --------
Loss from operations...................................   (48,533)     (5,069)   (238,346)  (59,973)
Interest and other income, net.........................    22,329      26,295      18,940    17,735
                                                         --------    --------   ---------  --------
Income (loss) before income taxes......................   (26,204)     21,226    (219,406)  (42,238)
Income tax expense.....................................        --       7,429       5,703        --
                                                         --------    --------   ---------  --------
Net income (loss)......................................  $(26,204)   $ 13,797   $(225,109) $(42,238)
                                                         ========    ========   =========  ========
Basic net income (loss) per share......................  $  (0.11)   $   0.06   $   (0.94) $  (0.17)
                                                         ========    ========   =========  ========
Diluted net income (loss) per share....................  $  (0.11)   $   0.05   $   (0.94) $  (0.17)
                                                         ========    ========   =========  ========

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information set forth under the heading "Executive Officers" in Part I hereof and set forth under the caption "Election of Directors" appearing in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on December 19, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2002, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information appearing under the heading "Executive Officers" in Part I hereof and set forth under the caption "Compensation and Other Information Concerning Executive Officers" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on December 19, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2002, is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

   The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on December 19, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2002, is incorporated herein by reference.

   The following table provides information as of July 31, 2002 regarding the number of shares of the Company's common stock that may be issued under the Company's equity compensation plans. The table includes the 1998 Plan, 1999 Plan, Director Plan and Employee Stock Purchase Plan, all of which have been approved by the Company's stockholders. The table does not include a total of 396,221 shares of the Company's common stock issuable upon the exercise of outstanding options under the Sirocco 1998 Plan. These options were assumed by the Company through its acquisition of Sirocco, and no additional options may be granted under this plan. The weighted-average exercise price of these options is $8.37 per share.

                                                                                       Number of Securities
                                                                                      Remaining Available for
                                               Number of Securities Weighted-Average   Future Issuance Under
                                                to be Issued Upon   Exercise Price of   Equity Compensation
                                                   Exercise of         Outstanding       Plans (Excluding
                                               Outstanding Options, Options, Warrants Securities Reflected in
                Plan Category                  Warrants and Rights     and Rights           Column (a))
                -------------                  -------------------- ----------------- -----------------------
                                                       (a)                 (b)                  (c)
Equity Compensation Plans Approved by Security
  Holders.....................................      35,655,511(1)         $8.33             64,153,635(2)
                                                    ==========            =====             ==========

--------
(1) Excludes purchase rights accruing under the Employee Stock Purchase Plan, pursuant to which 1,170,381 shares are reserved for issuance at July 31, 2002. On August 1 of each year, the aggregate number of common shares available for purchase under the Employee Stock Purchase Plan is automatically increased by the number of shares necessary to restore the number of shares available for purchase to 2,250,000. Participants may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock on the first day or the last day of each six-month offering period. Contributions under the Employee Stock Purchase Plan are limited to 10% of an employee's eligible compensation not to exceed amounts allowed by the Internal Revenue Code.
(2) Includes 1,170,381 shares relating to the Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information set forth under the caption "Certain Relationships and Related Transactions" appearing in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on December 19, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2002, is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

   Not applicable.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) 1. Financial Statements

      The financial statements listed in the accompanying Index to Consolidated Financial Statements on page 43 are filed as part of this report.

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

  3.2  Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the
       Company (3)

  3.3  Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the
       Company (9)

  3.4  Amended and Restated By-Laws of the Company (3)

  4.1  Specimen common stock certificate (1)

  4.2  See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Certificate of Incorporation and By-Laws of
       the Registrant defining the rights of holders of common stock of the Company (3)(9)

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

 10.14 Lease Agreement between Sycamore Networks, Inc. and Farley White Associates, LLC dated
       March 23, 2000 (4)

 10.15 Sirocco Systems, Inc. 1998 Stock Plan (7)

  Number                                         Exhibit Description
  ------                                         -------------------
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

   10.20    Separation Agreement between Sycamore Networks, Inc. and Ryker Young (11)

   99.2     Escrow Agreement dated as of September 7, 2000 by and among Sycamore Networks, Inc., the
            Stockholder Representative named therein and the Escrow Agent named therein (5)

   21.1     List of subsidiaries

   23.1     Consent of PricewaterhouseCoopers LLP

   24.1     Power of Attorney (see signature page)

   99.1 (a) Certification of Chief Executive Officer

   99.1 (b) Certification of Chief Financial Officer

--------
(1) Incorporated by reference to Sycamore Networks, Inc.'s Registration Statement on Form S-1 (Registration Statement No. 333-84635).
(2) Incorporated by reference to Sycamore Networks, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999 filed with the Commission on December 13, 1999.
(3) Incorporated by reference to Sycamore Networks Inc.'s Registration Statement on Form S-1 (Registration Statement No. 333-30630).
(4) Incorporated by reference to Sycamore Networks Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2000 filed with the Commission on June 12, 2000.
(5) Incorporated by reference to Sycamore Networks, Inc.'s Registration Statement on Form S-4 (Registration Statement No. 333-40146).
(6) Incorporated by reference to Sycamore Networks, Inc.'s Current Report on Form 8-K filed with the Commission on June 12, 2000.
(7) Incorporated by reference to Sycamore Networks, Inc.'s Annual Report on Form 10-K for the annual period ended July 31, 2000 filed with the Commission on October 24, 2000.
(8) Incorporated by reference to Sycamore Networks, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2000 filed with the Commission on December 12, 2000.
(9) Incorporated by reference to Sycamore Networks, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Commission on March 13, 2001.
(10)Incorporated by reference to Sycamore Networks, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2001 filed with the Commission on June 12, 2001.
(11)Incorporated by reference to Sycamore Networks, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002 filed with the Commission on March 4, 2002.
    +Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

   (b)  Reports on Form 8-K:

   On June 20, 2002, the Company filed a report on Form 8-K announcing a restructuring of its operations and providing guidance on its projected revenue and results of operations for its fiscal fourth quarter ending July 31, 2002.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chelmsford, Commonwealth of Massachusetts, on this 24th day of October, 2002.

                                          SYCAMORE NETWORKS, INC.

                                                 /S/  DANIEL E. SMITH
                                          By: __________________________________
                                                      Daniel E. Smith
                                               President and Chief Executive
                                                          Officer

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

   Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on this 24th day of October, 2002.

             Name                               Title
             ----                               -----

    /s/  GURURAJ DESHPANDE Chairman of the Board of Directors
    ----------------------
      Gururaj Deshpande

     /s/  DANIEL E. SMITH  President, Chief Executive Officer and Director
    ----------------------
       Daniel E. Smith

    /s/  FRANCES M. JEWELS
    ---------------------- Chief Financial Officer, Vice President, Finance
      Frances M. Jewels      and Administration, Secretary and Treasurer

     /s/  TIMOTHY BARROWS  Director
    ----------------------
       Timothy Barrows

      /s/  PAUL J. FERRI   Director
    ----------------------
        Paul J. Ferri

    /s/  JOHN W. GERDELMAN Director
    ----------------------
      John W. Gerdelman

    ---------------------- Director
       Paul W. Chisholm

                                CERTIFICATIONS

I, Daniel E. Smith, certify that:

    1. I have reviewed this annual report on Form 10-K of Sycamore Networks, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

Date:  October 24, 2002

                                                 /S/  DANIEL E. SMITH
                                           _____________________________________
                                                      Daniel E. Smith
                                               President and Chief Executive
                                                          Officer

I, Frances M. Jewels, certify that:

    1. I have reviewed this annual report on Form 10-K of Sycamore Networks, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

Date: October 24, 2002

                                                /S/  FRANCES M. JEWELS
                                           _____________________________________
                                                     Frances M. Jewels
                                               Chief Financial Officer, Vice
                                                         President,
                                                Finance and Administration,
                                                  Secretary and Treasurer

                                 EXHIBIT INDEX

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

   4.5 Amendment No. 3 dated as of September 20, 1999 to the Second Amended and Restated
       Investor Rights Agreement dated February 26, 1999 (3)

   4.6 Amendment No. 4 dated as of February 11, 2000 to the Second Amended and Restated
       Investor Rights Agreement dated February 26, 1999 (3)

  10.1 1998 Stock Incentive Plan, as amended (1)

  10.2 1999 Non-Employee Directors' Option Plan (1)

+ 10.3 Purchase and License Agreement between Sycamore Networks, Inc. and Williams
       Communications, Inc. dated March 5, 1999 (1)

+ 10.4 Addendum to Purchase and License Agreement between Sycamore Networks, Inc. and
       Williams Communications, Inc. dated November 21, 1999 (3)

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

 10.14 Lease Agreement between Sycamore Networks, Inc. and Farley White Associates, LLC
       dated March 23, 2000 (4)

 10.15 Sirocco Systems, Inc. 1998 Stock Plan (7)

 Number                                    Exhibit Description
 ------                                    -------------------

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

 10.20    Separation Agreement between Sycamore Networks, Inc. and Ryker Young (11)

  99.2    Escrow Agreement dated as of September 7, 2000 by and among Sycamore Networks, Inc., the Stockholder Representative named therein and the Escrow Agent named therein (5)

  21.1    List of subsidiaries

  23.1    Consent of PricewaterhouseCoopers LLP

  24.1    Power of Attorney (see signature page)

  99.1(a) Certification of Chief Executive Officer

  99.1(b) Certification of Chief Financial Officer

--------
 (1)Incorporated by reference to Sycamore Networks, Inc.'s Registration Statement on Form S-1 (Registration Statement No. 333-84635).
 (2)Incorporated by reference to Sycamore Networks, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999 filed with the Commission on December 13, 1999.
 (3)Incorporated by reference to Sycamore Networks Inc.'s Registration Statement on Form S-1 (Registration Statement No. 333-30630).
 (4)Incorporated by reference to Sycamore Networks Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2000 filed with the Commission on June 12, 2000.
 (5)Incorporated by reference to Sycamore Networks, Inc.'s Registration Statement on Form S-4 (Registration Statement No. 333-40146).
 (6)Incorporated by reference to Sycamore Networks, Inc.'s Current Report on Form 8-K filed with the Commission on June 12, 2000.
 (7)Incorporated by reference to Sycamore Networks, Inc.'s Annual Report on Form 10-K for the annual period ended July 31, 2000 filed with the Commission on October 24, 2000.
 (8)Incorporated by reference to Sycamore Networks, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2000 filed with the Commission on December 12, 2000.
 (9)Incorporated by reference to Sycamore Networks, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Commission on March 13, 2001.
(10)Incorporated by reference to Sycamore Networks, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2001 filed with the Commission on June 12, 2001.
(11)Incorporated by reference to Sycamore Networks, Inc.'s Quarterly Report on Form 10-Q for the quarterly periodended January 26, 2002 filed with the Commission on March 4, 2002.

+ Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.