Form 10-Q
period 2002-10-26
SYCAMORE NETWORKS INC
filed 2002-12-06
CIK 1092367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

 For the quarterly period ended October 26, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

 For the transition period from                  to

Commission File Number 000-27273

SYCAMORE NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3410558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 Mill Road
Chelmsford, MA 01824
(Address of principal executive offices)
(Zip code)

(978) 250-2900
(Registrant’s telephone number, including area code)

150 Apollo Drive
Chelmsford, MA 01824
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☐.

The number of shares outstanding of the Registrant’s Common Stock as of December 2, 2002 was 271,814,321.

Sycamore Networks, Inc.

Index
Part I.    Financial Information

Part I. Financial Information
Item 1. Financial Statements

Sycamore Networks, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	October 26, 2002	July 31, 2002
Assets
Current assets:
Cash and cash equivalents	$269,043	$172,658
Short-term investments	382,634	509,350
Accounts receivable, net of allowance for doubtful accounts of $4,684 at October 26, 2002 and July 31, 2002	13,385	18,187
Inventories	12,042	12,940
Prepaids and other current assets	2,425	3,447

Total current assets	679,529	716,582

Property and equipment, net	27,707	32,696
Long-term investments	367,151	361,537
Other assets	5,370	7,760

Total assets	$1,079,757	$1,118,575

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,418	$6,104
Accrued compensation	3,460	3,896
Accrued expenses	9,579	13,148
Accrued restructuring costs	33,505	48,167
Deferred revenue	2,740	4,978
Other current liabilities	2,797	3,759

Total current liabilities	56,499	80,052

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 2,500,000 shares authorized; 273,681 shares issued at October 26, 2002 and July 31, 2002	274	274
Additional paid-in capital	1,732,652	1,732,846
Accumulated deficit	(698,448)	(681,086)
Deferred compensation	(15,000)	(17,910)
Treasury stock, at cost, 2,612 and 1,933 shares held at October 26, 2002 and July 31, 2002, respectively	(215)	(158)
Accumulated other comprehensive income	3,995	4,557

Total stockholders’ equity	1,023,258	1,038,523

Total liabilities and stockholders’ equity	$1,079,757	$1,118,575

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended
	October 26, 2002	October 27, 2001
Revenue:
Product	$2,848	$15,774
Service	3,090	5,469

Total revenue	5,938	21,243
Cost of revenue:
Product	4,301	114,273
Service	2,842	8,342
Stock compensation	356	517

Total cost of revenue	7,499	123,132

Gross loss	(1,561)	(101,889)
Operating expenses:
Research and development (exclusive of non-cash stock compensation expense of $874 and $2,725)	13,927	36,515
Sales and marketing (exclusive of non-cash stock compensation expense of $612 and $2,467)	4,942	13,704
General and administrative (exclusive of non-cash stock compensation expense of $531 and $575)	1,658	3,190
Stock compensation	2,017	5,767
Restructuring charges and related asset impairments	—	77,306

Total operating expenses	22,544	136,482

Loss from operations	(24,105)	(238,371)
Losses on investments	—	(22,737)
Interest and other income, net	6,743	13,173

Loss before income taxes	(17,362)	(247,935)
Provision for income taxes	—	—

Net loss	$(17,362)	$(247,935)

Basic and diluted net loss per share	$(0.07)	$(1.00)
Weighted average shares used in computing basic and diluted net loss per share	262,300	249,014

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	October 26, 2002	October 27, 2001
Cash flows from operating activities:
Net loss	$(17,362)	$(247,935)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,579	12,349
Stock compensation	2,373	6,284
Restructuring charges and related asset impairments	—	136,513
Changes in operating assets and liabilities:
Accounts receivable	4,802	13,714
Inventories	898	(19,643)
Prepaids and other current assets	1,022	487
Deferred revenue	(2,238)	(222)
Accounts payable	(1,686)	(34,028)
Accrued expenses and other current liabilities	(4,967)	(1,305)
Accrued restructuring costs	(14,662)	39,092

Net cash used in operating activities	(26,241)	(94,694)

Cash flows from investing activities:
Purchases of property and equipment	(590)	(5,924)
Purchases of investments	(165,700)	(372,833)
Maturities of investments	286,240	274,128
Decrease (increase) in other assets	2,390	(1,580)

Net cash provided by (used in) investing activities	122,340	(106,209)

Cash flows from financing activities:
Proceeds from issuance of common stock	369	364
Purchase of treasury stock	(83)	(52)

Net cash provided by financing activities	286	312

Net increase (decrease) in cash and cash equivalents	96,385	(200,591)
Cash and cash equivalents, beginning of period	172,658	492,500

Cash and cash equivalents, end of period	$269,043	$291,909

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.
Notes To Consolidated Financial Statements

1.	Description of Business

Sycamore Networks, Inc. (the “Company”) was incorporated in Delaware on February 17, 1998. The Company develops and markets intelligent optical networking products that enable telecommunications service providers to quickly and cost-effectively transform the capacity created by their fiber optic networks into usable bandwidth to deploy new services.

2.	Basis of Presentation

The accompanying financial data as of October 26, 2002 and for the three months ended October 26, 2002 and October 27, 2001 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of October 26, 2002, and results of operations and cash flows for the three months ended October 26, 2002 and October 27, 2001 have been made. The results of operations and cash flows for the three months ended October 26, 2002 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	October 26, 2002	October 27, 2001
Numerator:
Net loss	$(17,362)	$(247,935)

Denominator:
Weighted-average shares of common stock outstanding	271,246	272,728
Weighted-average shares subject to repurchase	(8,946)	(23,714)

Shares used in per-share calculation – basic and diluted	262,300	249,014

Net loss per share:
Basic and diluted	$(0.07)	$(1.00)

Options to purchase 32.5 million and 18.1 million shares of common stock, at respective average exercise prices of $8.20 and $15.55, have not been included in the computation of diluted net loss per share for the three months ended October 26, 2002 and October 27, 2001, respectively, as their effect would have been anti-dilutive. Warrants to purchase 150,000 shares of common stock at an exercise price of $11.69 have not been included in the computation of diluted net loss per share for the three months ended October 26, 2002 and October 27, 2001, as their effect would have been anti-dilutive.

4.	Inventories

Inventories consisted of the following (in thousands):

	October 26, 2002	July 31, 2002
Raw materials	$1,989	$3,609
Work in process	2,309	964
Finished goods	7,744	8,367

	$12,042	$12,940

5.	Comprehensive Loss

The components of comprehensive loss consisted of the following (in thousands):

	Three Months Ended
	October 26, 2002	October 27, 2001
Net loss	$(17,362)	$(247,935)
Unrealized gain (loss) on investments	(562)	2,065

Comprehensive loss	$(17,924)	$(245,870)

6.	Restructuring Charges and Related Asset Impairments

Beginning in the third quarter of fiscal 2001, unfavorable economic conditions and reduced capital spending by telecommunications service providers negatively impacted the Company’s operating results in a progressive and increasingly severe manner. As a result, the Company undertook three separate business restructuring programs to reduce expenses and align its resources with long-term growth opportunities: the first in the third quarter of fiscal 2001 (the “fiscal 2001 restructuring”), the second in the first quarter of fiscal 2002 (the “first quarter fiscal 2002 restructuring”), and the third in the fourth quarter of fiscal 2002 (the “fourth quarter fiscal 2002 restructuring”). As a result of the combined activity under all of the restructuring actions, during fiscal 2002, the Company recorded a total net charge of $241.5 million, which was classified in the statement of operations as follows: cost of revenue - $91.7 million, operating expenses - $125.0 million, and non-operating expenses - $24.8 million. As of October 26, 2002, the Company had $33.5 million in accrued restructuring costs. Details regarding each of the restructuring programs are described below.

Fiscal 2001 Restructuring:

The fiscal 2001 restructuring program included a workforce reduction of 131 employees, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products and overlapping feature sets. As a result, the Company recorded restructuring charges and related asset impairments of $81.9 million classified as operating expenses and an excess inventory charge of $84.0 million relating to discontinued product lines, which was classified as cost of revenue. The fiscal 2001 restructuring program was substantially completed during the first half of fiscal 2002. In the fourth quarter of fiscal 2002, the Company recorded a net $2.1 million credit to operating expenses due to various changes in estimates. As of October 26, 2002, the projected future cash payments of $15.1 million consist of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and potential legal matters and administrative expenses associated with the restructuring activities.

The restructuring charges and related asset impairments recorded in the fiscal 2001 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Cash Payments	Adjustments	Accrual Balance at July 31, 2002	Cash Payments	Accrual Balance at October 26, 2002
Workforce reduction	$4,174	$829	$3,203	$142	$—	$—	$—
Facility consolidations and certain other costs	24,437	1,214	5,419	1,994	15,810	720	15,090
Inventory and asset write-downs	137,285	84,972	52,313	—	—	—	—

Total	$165,896	$87,015	$60,935	$2,136	$15,810	$720	$15,090

First Quarter Fiscal 2002 Restructuring:

The first quarter fiscal 2002 restructuring program included a workforce reduction of 239 employees, consolidation of excess facilities and charges related to excess inventory and other asset impairments. As a result, the Company recorded restructuring charges and related asset impairments of $77.3 million classified as operating expenses and an excess inventory charge of $102.4 million classified as cost of revenue. In addition, the Company recorded charges totaling $22.7 million, classified as a non-operating expense, relating to impairments of investments in non-publicly traded companies that were determined to be other than temporary. The restructuring charges included $7.1 million of costs relating to the workforce reduction, $11.2 million related to the write-down of certain land, lease terminations and non-cancelable lease costs and $6.0 million for potential legal matters, administrative expenses and professional fees in connection with the restructuring activities. The restructuring charges also included $102.4 million for inventory write-downs and non-cancelable purchase commitments for inventories due to a severe decline in the forecasted demand for the Company’s products and $53.1 million for asset impairments related to the Company’s vendor financing agreements and fixed assets that were abandoned by the Company.

The first quarter fiscal 2002 restructuring program was substantially completed during the fourth quarter of fiscal 2002. During the third and fourth quarters of fiscal 2002, the Company recorded credits totaling $10.8 million to cost of revenue due to changes in estimates, the majority of which related to favorable settlements with contract manufacturers for non-cancelable inventory purchase commitments. In addition, during the fourth quarter of fiscal 2002, the Company recorded a net $1.7 million credit to operating expenses relating to various changes in estimates. As of October 26, 2002, the projected future cash payments of $6.5 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2005 and potential legal matters and administrative expenses associated with the restructuring activities.

The restructuring charges and related asset impairments recorded in the first quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Cash Payments	Adjustments	Accrual Balance at July 31, 2002	Cash Payments	Accrual Balance at October 26, 2002
Workforce reduction	$7,106	$173	$6,106	$827	$—	$—	$—
Facility consolidations and certain other costs	17,181	8,572	1,684	835	6,090	360	5,730
Inventory and asset write-downs	155,451	102,540	41,358	10,804	749	—	749
Losses on investments	22,737	22,737	—	—	—	—	—

Total	$202,475	$134,022	$49,148	$12,466	$6,839	$360	$6,479

Fourth Quarter Fiscal 2002 Restructuring:

The fourth quarter fiscal 2002 restructuring program included a workforce reduction of 225 employees, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products. This included discontinuing the development of the Company’s standalone transport products, including the SN 8000 Intelligent Optical Transport Node and the SN 10000 Intelligent Optical Transport System. As a result, the Company recorded restructuring charges and related asset impairments of $51.5 million classified as operating expenses. In addition, the Company recorded a charge of $2.1 million, classified as a non-operating expense, relating to impairments of investments in non-publicly traded companies that were determined to be other than temporary. The restructuring charges included $8.7 million of costs relating to the workforce reduction, $5.6 million for lease terminations and non-cancelable lease costs and $14.5 million relating to potential legal matters, contractual commitments, administrative expenses and professional fees related to the restructuring activities. The restructuring charges also included $22.6 million of costs relating to asset impairments, which primarily included fixed assets that were disposed of, or abandoned, due to the rationalization of the Company’s product offerings and the consolidation of excess facilities.

The fourth quarter fiscal 2002 restructuring program is expected to be substantially completed during the first half of fiscal 2003. As of October 26, 2002, the projected future cash payments of $11.9 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2006 and potential legal matters and administrative expenses associated with the restructuring activities. The projected future cash payments relating to workforce reductions will be substantially paid during the second quarter of fiscal 2003.

The restructuring charges and related asset impairments recorded in the fourth quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Cash Payments	Accrual Balance at July 31, 2002	Cash Payments	Accrual Balance at October 26, 2002
Workforce reduction	$8,713	$814	$2,059	$5,840	$4,426	$1,414
Facility consolidations and certain other costs	20,132	—	454	19,678	9,156	10,522
Asset write-downs	22,637	22,637	—	—	—	—
Losses on investments	2,108	2,108	—	—	—	—

Total	$53,590	$25,559	$2,513	$25,518	$13,582	$11,936

7.	Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses the financial accounting and reporting for the disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses the accounting for disposal and exit activities, and supersedes EITF 94-3. SFAS No. 146 is required to be applied prospectively to disposal activities initiated after December 31, 2002. Under SFAS No. 146, certain types of restructuring charges will be recorded as they are incurred over time, rather than being accrued at the time of management’s commitment to an exit plan as specified by EITF 94-3. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial position or results of operations.

8.	Litigation

Beginning on July 2, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors (the “Individual Defendants”) and the underwriters for the Company’s initial public offering on October 21, 1999. Some of the complaints also include the underwriters for the Company’s follow-on offering on March 14, 2000. The complaints were consolidated into a single action and an amended complaint was filed on April 19, 2002. The amended complaint was filed on behalf of persons who purchased the Company’s common stock between October 21, 1999 and December 6, 2000. The amended complaint alleges violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the assertion that the Company’s lead underwriters, the Company and the other named defendants made material false and misleading statements in the Company’s Registration Statements and Prospectuses filed with the SEC in October 1999 and March 2000 because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the Company’s public offerings and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. The amended complaint alleges claims against the Company, several of the Company’s officers and directors and the underwriters under Sections 11 and 15 of the Securities Act. It also alleges claims against the Company, the individual defendants and the underwriters under Sections 10(b) and 20(a) of the Securities Exchange Act. The action against the Company is being coordinated with over three hundred other nearly identical actions filed against other companies. The actions seek damages in an unspecified amount. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. An opposition to that motion was filed on behalf of the plaintiffs and a reply brief was filed on behalf of the defendants. The fully briefed issues are now pending before the court and oral arguments were heard on November 1, 2002. On October 9, 2002, the court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously. The Company is not currently able to estimate the possibility of loss or range of loss, if any, relating to these claims.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s results of operations or financial position.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, we wish to caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including, without limitation, those risks and uncertainties discussed under the heading “Factors That May Affect Future Operating Results” contained in this Form 10-Q. The information discussed in this report should be read in conjunction with our Annual Report on Form 10-K and other reports we file from time to time with the Securities and Exchange Commission. Forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.

Overview

We develop and market intelligent optical networking products that enable telecommunications service providers to quickly and cost-effectively transform the capacity created by their fiber optic networks into usable bandwidth to deploy new services. Our annual revenue increased from our inception in February 1998 to $374.7 million for the fiscal year ended July 31, 2001. However, our revenue decreased to $65.2 million for the fiscal year ended July 31, 2002, representing a decrease of 83% compared to fiscal year 2001. For the first quarter of fiscal 2003, our revenue was $5.9 million, a decrease of 72% compared to the first quarter of fiscal 2002.

Our rapid growth in revenue through the first half of fiscal year 2001 reflected a strong economic environment for telecommunications service providers, driven by strong capital markets and by changes in the regulatory environment, in particular those brought about by the Telecommunications Act of 1996. These factors enabled a significant number of new companies to enter the telecommunications services industry, typically referred to as emerging service providers. The entry of emerging service providers into the market also increased the competitive pressure on incumbent service providers that traditionally had offered telecommunications services, causing them to increase their capital expenditures above their historical levels during this period.

Beginning in the third quarter of fiscal 2001, our revenue declined significantly due to unfavorable economic conditions caused by a rapid and significant decrease in capital spending by telecommunications service providers. Emerging service providers, which had been the early adopters of our technology, were no longer able to continue to fund aggressive deployments of equipment within their networks due to their inability to access the capital markets. Since then, many emerging service providers have experienced severe financial difficulties, and in many cases, have filed for bankruptcy protection, or have liquidated their assets and are no longer in business. This trend was compounded by decisions by incumbent service providers to slow their capital expenditures significantly, in part due to reduced competitive pressure from emerging service providers. In addition, many incumbent service providers have found their prospects for raising additional capital through the issuance of debt or equity securities to be greatly reduced, causing them to decrease capital expenditures to the minimum amount required to support their existing customer commitments. These conditions are currently impacting many of our current and prospective customers, and make any recovery in capital spending extremely difficult to forecast. As a result of these factors, our revenue decreased 83% in fiscal year 2002 compared to fiscal year 2001. For the first quarter of fiscal 2003, our revenue was $5.9 million, a decrease of 72% compared to the first quarter of fiscal 2002. Our revenue has been, and continues to be, negatively impacted by these unfavorable economic conditions.

Currently we anticipate that the cost of revenue and the resulting gross margin will continue to be adversely affected by several factors, including reduced demand for our products, the effects of product volumes and manufacturing efficiencies, component limitations, the mix of products and services sold, increases in material and labor costs, loss of cost savings due to changes in component pricing or charges incurred if we do not correctly anticipate product demand, competitive pricing, and possible exposure to excess and obsolete inventory charges. While we have taken actions to reduce our cost structure, we anticipate that we will continue to incur operating losses unless the overall economic environment improves and our revenue increases significantly compared to current levels. We have incurred substantial cumulative net losses to date totaling $698.4 million, which includes net restructuring and related asset impairment charges totaling $407.4 million. At this time, we cannot predict when, or if, the economic environment and the demand for our products will improve.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. We evaluate these estimates on an ongoing basis, including those relating to bad debts, inventories, valuation of investments, warranty obligations, restructuring liabilities and asset impairments, litigation and other contingencies. Estimates are based on our historical experience and other assumptions that we consider reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe that the following critical accounting policies represent the most significant judgments and estimates used in the preparation of our consolidated financial statements, because changes in such estimates can materially affect the amount of our reported net income or loss. When products are shipped to customers, we evaluate whether all of the fundamental criteria for revenue recognition have been met. The most significant judgments for revenue recognition typically involve whether there are any significant uncertainties regarding customer acceptance and whether collectibility can be considered reasonably assured. In addition, some of our transactions may involve the sales of systems and services under multiple element arrangements. While each individual transaction varies according to the terms of the purchase order or sales agreement, a typical multiple element arrangement may include some or all of the following components: product shipments, installation services, maintenance and training. The total sales price is allocated based on the relative fair value of each component, generally the price charged for each component when sold separately. For the product portion, revenue is recognized upon shipment if there are no significant uncertainties regarding customer acceptance. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. For installation services, revenue is typically recognized upon receipt of documentation from the customer that the services have been performed. For maintenance and training services, revenue is recognized when the services are performed. After customers have been invoiced, management evaluates the outstanding accounts receivable balances until they are collected, to determine whether an allowance for doubtful accounts should be recorded. In the event of a sudden deterioration in a particular customer’s financial condition, additional provisions for doubtful accounts may be required. We accrue for the estimated cost of product warranties at the time revenue is recognized, based primarily on our historical experience. If actual warranty claims exceed the amounts accrued, additional warranty charges would be required which would reduce gross margins in future periods.

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

During the third quarter of fiscal 2001 and the first and fourth quarters of fiscal 2002, we recorded charges for restructuring and related asset impairments totaling $422.0 million, including inventory related charges of $186.4 million. These restructuring activities required us to make numerous assumptions and estimates, including future revenue levels and product mix, the timing of and the amounts received for subleases of excess facilities, the fair values of impaired assets, the amounts of other than temporary impairments of strategic investments, and the potential legal matters, administrative expenses and professional fees associated with the restructuring activities. The estimates and assumptions relating to the restructuring activities are continually monitored and evaluated, and if these estimates and assumptions change, we may be required to record additional charges or credits against the reserves previously recorded for these restructuring activities. For example, during the third and fourth quarters of fiscal 2002, we recorded credits totaling $3.8 million to operating expenses, due to various changes in estimates relating to the restructuring charges that had been recorded in the third quarter of fiscal 2001 and the first quarter of fiscal 2002. These credits included decreases in the potential legal matters associated with the restructuring activities, partially offset by increases in the projected liabilities relating to facility consolidations. As of October 26, 2002, we had $17.9 million accrued as part of our restructuring liability relating to facility consolidations, based on our best estimate of the available sublease rates and terms at the present time. In the event that we are unsuccessful in subleasing any of the restructured facilities, we could incur additional restructuring charges and cash outflows in future periods totaling $6.2 million, which represents the amount of the assumed sublease recoveries that have been incorporated into the current estimate.

Results of Operations

Revenue

Revenue for the first quarter of fiscal 2003 decreased 72% to $5.9 million, compared to revenue of $21.2 million for the first quarter of fiscal 2002. Product revenue declined 82% to $2.8 million, and service revenue declined 44% to $3.1 million, compared to the first quarter of fiscal 2002. The decrease in product revenue was due to the weak overall economic environment and continuing adverse conditions in the telecommunications industry, in particular the significant reductions in capital spending by our target customers. The decrease in service revenue was primarily due to the lower level of installation services associated with our product deployments. For the first quarter of fiscal 2003, two international customers accounted for the majority of our revenue. For our current fiscal year ending July 31, 2003, we anticipate that revenue will continue to be highly concentrated in a relatively small number of customers and that international revenue will represent a relatively high percentage of total revenue.

Cost of Revenue

Total cost of revenue for the first quarter of fiscal 2003 decreased 94% to $7.5 million from $123.1 million for the first quarter of fiscal 2002. Cost of revenue for the first quarter of fiscal 2003 included stock compensation expense of $0.4 million, compared to $0.5 million for the first quarter of fiscal 2002. Cost of revenue for the first quarter of fiscal 2002 included an excess inventory charge of $102.4 million for inventory write-downs and non-cancelable purchase order commitments. Total cost of revenue was 126% of revenue for the first quarter of fiscal 2003, compared to 580% of revenue for the first quarter of fiscal 2002. Excluding excess inventory charges and stock compensation expense, cost of revenue was 120% of total revenue for the first quarter of fiscal 2003, compared to 95% of total revenue for the first quarter of fiscal 2002. Cost of revenue as a percentage of total revenue in both periods reflects the overall decline in revenue and resulting lower utilization of certain fixed manufacturing and customer support costs.

Cost of revenue for services for the first quarter of fiscal 2003 decreased $5.5 million, or 66%, to $2.8 million, compared to the first quarter of fiscal 2002, due to the overall decrease in revenue and the reduction in customer support costs as a result of our restructuring programs.

Research and Development Expenses

Research and development expenses for the first quarter of fiscal 2003 decreased 62% to $13.9 million from $36.5 million for the first quarter of fiscal 2002. The decrease was primarily due to reduced costs for project materials and a decrease in personnel related expenses due to our restructuring activities, which resulted in a consolidation of product offerings and more focused development efforts.

Sales and Marketing Expenses

Sales and marketing expenses for the first quarter of fiscal 2003 decreased 64% to $4.9 million from $13.7 million for the first quarter of fiscal 2002. The decrease in expenses was primarily due to lower personnel and related expenses due to our restructuring programs.

General and Administrative Expenses

General and administrative expenses for the first quarter of fiscal 2003 decreased 48% to $1.7 million from $3.2 million for the first quarter of fiscal 2002. The decrease in expenses was primarily due to lower personnel and related expenses due to our restructuring programs.

Stock Compensation Expense

Total stock compensation expense for the first quarter of fiscal 2003 decreased 62% to $2.4 million from $6.3 million for the first quarter of fiscal 2002. For the first quarter of fiscal 2003, $0.4 million of stock compensation expense was classified as cost of revenue and $2.0 million was classified as operating expenses. Stock compensation expense primarily resulted from the granting of stock options and restricted shares with exercise or sale prices which were deemed to be below fair market value. The decrease was primarily due to stock compensation expense for restricted stock and stock options relating to the acquisition of Sirocco Systems, Inc. which were fully amortized in the fourth quarter of fiscal 2002. Stock compensation expense also declined as result of personnel reductions from our restructuring activities. Stock compensation expense is expected to impact our reported results of operations through the fourth quarter of fiscal 2005.

Restructuring Charges and Related Asset Impairments

Beginning in the third quarter of fiscal 2001, unfavorable economic conditions and reduced capital spending by telecommunications service providers negatively impacted our operating results in a progressive and increasingly severe manner. As a result, we undertook three separate business restructuring programs to reduce expenses and align our resources with long-term growth opportunities: the first in the third quarter of fiscal 2001 (the “fiscal 2001 restructuring”), the second in the first quarter of fiscal 2002 (the “first quarter fiscal 2002 restructuring”), and the third in the fourth quarter of fiscal 2002 (the “fourth quarter fiscal 2002 restructuring”). As a result of the combined activity under all of the restructuring actions, during fiscal 2002, we recorded a total net charge of $241.5 million, which was classified in the statement of operations as follows: cost of revenue – $91.7 million, operating expenses – $125.0 million, and non-operating expenses – $24.8 million. As of October 26, 2002, we had $33.5 million in accrued restructuring costs. Details regarding each of the restructuring programs are described below.

Fiscal 2001 Restructuring:

The fiscal 2001 restructuring program included a workforce reduction of 131 employees, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products and overlapping feature sets. As a result, we recorded restructuring charges and related asset impairments of $81.9 million classified as operating expenses and an excess inventory charge of $84.0 million relating to discontinued product lines, which was classified as cost of revenue. The fiscal 2001 restructuring program was substantially completed during the first half of fiscal 2002. In the fourth quarter of fiscal 2002, we recorded a net $2.1 million credit to operating expenses due to various changes in estimates. As of October 26, 2002, the projected future cash payments of $15.1 million consist of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and potential legal matters and administrative expenses associated with the restructuring activities.

The restructuring charges and related asset impairments recorded in the fiscal 2001 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Cash Payments	Adjustments	Accrual Balance at July 31, 2002	Cash Payments	Accrual Balance at October 26, 2002
Workforce reduction	$4,174	$829	$3,203	$142	$—	$—	$—
Facility consolidations and certain other costs	24,437	1,214	5,419	1,994	15,810	720	15,090
Inventory and asset write-downs	137,285	84,972	52,313	—	—	—	—

Total	$165,896	$87,015	$60,935	$2,136	$15,810	$720	$15,090

First Quarter Fiscal 2002 Restructuring:

The first quarter fiscal 2002 restructuring program included a workforce reduction of 239 employees, consolidation of excess facilities and charges related to excess inventory and other asset impairments. As a result, we recorded restructuring charges and related asset impairments of $77.3 million classified as operating expenses and an excess inventory charge of $102.4 million classified as cost of revenue. In addition, we recorded charges totaling $22.7 million, classified as a non-operating expense, relating to impairments of investments in non-publicly traded companies that were determined to be other than temporary. The restructuring charges included $7.1 million of costs relating to the workforce reduction, $11.2 million related to the write-down of certain land, lease terminations and non-cancelable lease costs and $6.0 million for potential legal matters, administrative expenses and professional fees in connection with the restructuring activities. The restructuring charges also included $102.4 million for inventory write-downs and non-cancelable purchase commitments for inventories due to a severe decline in the forecasted demand for our products and $53.1 million for asset impairments related to our vendor financing agreements and fixed assets that were abandoned by us.

The first quarter fiscal 2002 restructuring program was substantially completed during the fourth quarter of fiscal 2002. During the third and fourth quarters of fiscal 2002, we recorded credits totaling $10.8 million to cost of revenue due to changes in estimates, the majority of which related to favorable settlements with contract manufacturers for non-cancelable inventory purchase commitments. In addition, during the fourth quarter of fiscal 2002, we recorded a net $1.7 million credit to operating expenses relating to various changes in estimates. As of October 26, 2002, the projected future cash payments of $6.5 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2005 and potential legal matters and administrative expenses associated with the restructuring activities.

The restructuring charges and related asset impairments recorded in the first quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Cash Payments	Adjustments	Accrual Balance at July 31, 2002	Cash Payments	Accrual Balance at October 26, 2002
Workforce reduction	$7,106	$173	$6,106	$827	$—	$—	$—
Facility consolidations and certain other costs	17,181	8,572	1,684	835	6,090	360	5,730
Inventory and asset write-downs	155,451	102,540	41,358	10,804	749	—	749
Losses on investments	22,737	22,737	—	—	—	—	—

Total	$202,475	$134,022	$49,148	$12,466	$6,839	$360	$6,479

Fourth Quarter Fiscal 2002 Restructuring:

The fourth quarter fiscal 2002 restructuring program included a workforce reduction of 225 employees, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products. This included discontinuing the development of our standalone transport products, including the SN 8000 Intelligent Optical Transport Node and the SN 10000 Intelligent Optical Transport System. As a result, we recorded restructuring charges and related asset impairments of $51.5 million classified as operating expenses. In addition, we recorded a charge of $2.1 million, classified as a non-operating expense, relating to impairments of investments in non-publicly traded companies that were determined to be other than temporary. The restructuring charges included $8.7 million of costs relating to the workforce reduction, $5.6 million for lease terminations and non-cancelable lease costs and $14.5 million relating to potential legal matters, contractual commitments, administrative expenses and professional fees related to the restructuring activities. The restructuring charges also included $22.6 million of costs relating to asset impairments, which primarily included fixed assets that were disposed of, or abandoned, due to the rationalization of our product offerings and the consolidation of excess facilities.

The fourth quarter fiscal 2002 restructuring program is expected to be substantially completed during the first half of fiscal 2003. As of October 26, 2002, the projected future cash payments of $11.9 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2006 and potential legal matters and administrative expenses associated with the restructuring activities. The projected future cash payments relating to workforce reductions will be substantially paid during the second quarter of fiscal 2003.

The restructuring charges and related asset impairments recorded in the fourth quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Cash Payments	Accrual Balance at July 31, 2002	Cash Payments	Accrual Balance at October 26, 2002
Workforce reduction	$8,713	$814	$2,059	$5,840	$4,426	$1,414
Facility consolidations and certain other costs	20,132	—	454	19,678	9,156	10,522
Asset write-downs	22,637	22,637	—	—	—	—
Losses on investments	2,108	2,108	—	—	—	—

Total	$53,590	$25,559	$2,513	$25,518	$13,582	$11,936

Interest and Other Income, Net

Interest and other income, net decreased to $6.7 million for the first quarter of fiscal 2003 compared to $13.2 million for the first quarter of fiscal 2002. The decrease was due to lower interest rates and invested cash balances during the first quarter of fiscal 2003.

Provision for Income Taxes

We did not provide for income taxes for the first quarter of fiscal 2003, or the first quarter of fiscal 2002, due to the net loss in each period. We did not record any tax benefits relating to these losses due to the uncertainty surrounding the realization of these future tax benefits.

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $1.02 billion at October 26, 2002. Included in this amount were cash and cash equivalents of $269.0 million, compared to $172.7 million at July 31, 2002. The increase in cash and cash equivalents for the first quarter of fiscal 2003 was due to cash provided by investing activities of $122.3 million and cash provided by financing activities of $0.3 million, offset by cash used in operating activities of $26.2 million.

Cash provided by investing activities of $122.3 million consisted primarily of net maturities of investments of $120.5 million. Cash provided by financing activities of $0.3 million consisted primarily of proceeds from employee stock plan activity. Cash used in operating activities of $26.2 million consisted of the net loss for the period of $17.4 million, adjusted for non-cash charges totaling $8.0 million and changes to working capital totaling $16.8 million, the most significant component being a decrease in accrued restructuring costs of $14.7 million. Non-cash charges include depreciation and amortization, restructuring charges and related asset impairments, and stock compensation.

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

Currently, our primary source of liquidity comes from our cash and cash equivalents and investments, which totaled $1.02 billion at October 26, 2002. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities ranging from 90 days to three years. At October 26, 2002, $382.6 million of investments with maturities of less than one year were classified as short-term investments, and $367.2 million of investments with maturities of greater than one year were classified as long-term investments. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and investments will continue to be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances due within one year. At October 26, 2002, more than 90% of our accounts receivable balance was attributable to two international customers, including amounts due from one customer under an extended payment term arrangement. As of October 26, 2002, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases. At October 26, 2002, future minimum lease payments under non-cancelable operating leases are comprised as follows: $5.3 million for the remaining nine months of fiscal 2003, $6.5 million for fiscal 2004, $6.3 million for fiscal 2005, $3.7 million for fiscal 2006 and $6.0 million for fiscal 2007.

Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Factors that May Affect Future Operating Results

Risks Related to Our Business

Our business has been, and may continue to be, adversely affected by unfavorable economic and market conditions.

As a result of unfavorable economic conditions and a sudden and severe decline in the purchasing patterns of our customers, our revenue began to decline in the third quarter of fiscal 2001, and we have incurred significant operating losses since that time. Our net loss for fiscal 2002 was $379.7 million and for the three months ended October 26, 2002 was $17.4 million. Currently we expect to continue to incur operating losses unless revenue increases significantly above the current levels. The economic downturn and reduced capital spending by telecommunications service providers also has resulted in longer selling cycles with extended trial periods for new equipment purchases. While we have implemented restructuring and cost control programs to reduce our business expenses, our costs are largely based on the requirements that we believe are necessary to support sales to incumbent service providers, and a high percentage of our expenses are, and will continue to be, fixed.

In addition to the economic downturn and the decline in capital spending by telecommunications service providers, the ongoing economic situation following the September 2001 terrorist acts and the related military actions appears to have added additional uncertainty to an already weak overall economic environment. Further acts of war or terrorism, or related effects such as disruptions in air transportation, enhanced security measures and political instability in certain foreign countries, may adversely affect our business, operating results and financial condition. Although the overall economy in the United States has shown some preliminary signs of recovery in recent months, the telecommunications equipment industry has remained severely depressed. Our business and results of operations have been and will continue to be seriously harmed if current economic conditions do not improve.

We are entirely dependent on our line of intelligent optical networking products and our future revenue depends on their commercial success.

Our future revenue depends on the commercial success of our line of intelligent optical networking products. Since the third quarter of fiscal 2001, we have narrowed the scope of our product offerings, including discontinuing the development of our standalone transport products. As of October 26, 2002, our SN 3000 Optical Edge Switch, SN 16000 and SN 16000 SC Intelligent Optical Switches and Silvx Manager Network Management System are the primary focus of our current development efforts. To be successful, we believe that we must continually enhance the capabilities of our existing products, and successfully develop and introduce new products. We cannot assure you that we will be successful in:

*	forecasting evolving customer requirements;

*	completing the development, introduction or production manufacturing of new products; or

*	enhancing our existing products.

Failure of our current or future products to operate as expected could delay or prevent their adoption. If our target customers do not adopt, purchase and successfully deploy our current and future products, our results of operations could be adversely affected.

Our line of intelligent optical networking products enables the creation of a fundamentally different, more flexible and data-centric network architecture than those created by traditional SONET/SDH-based network equipment that has historically been used by incumbent service providers for optical networking. While we believe that our mesh-based architecture offers significant competitive advantages over traditional SONET/SDH-based equipment, we are directing our sales efforts primarily towards incumbent service providers, many of which have made significant investments in SONET/SDH-based equipment. If we are unable to convince incumbent service providers to deploy our intelligent optical networking solutions and transition their networks toward more flexible, data-centric mesh architectures, our business and results of operations will be seriously harmed.

We expect that substantially all of our revenue will be generated from a limited number of customers, and our revenue is substantially dependent upon sales of products to these customers.

Currently we have a limited number of customers. For the three months ended October 26, 2002, two international customers accounted for the majority of the Company’s revenue. In any given quarter, a relatively small number of customers typically comprise a large percentage of total revenue, though the composition of these customers may vary from quarter to quarter. During fiscal 2002, Vodafone accounted for 45% of our revenue and NTT Communications accounted for 20% of our revenue. In fiscal 2001, Williams Communications accounted for 47% of our revenue and 360networks accounted for 11% of our revenue. In fiscal 2000, Williams accounted for 92% of our revenue.

Through fiscal 2001, a large percentage of our sales were made to emerging service providers such as Williams and 360networks. Many of these emerging service providers have experienced severe financial difficulties, causing them to dramatically reduce their capital expenditures, and in many cases, file for bankruptcy protection. As a result, we believe that sales to emerging service providers are likely to remain at reduced levels. To be successful, we will need to increase our sales to incumbent service providers, which typically have longer sales evaluation cycles and have also reduced their capital spending plans. In addition, we are focused on establishing successful relationships with a variety of distribution partners. We have entered into agreements with several distribution partners, some of which also sell products that compete with our products. We cannot be certain that we will be able to retain or attract distribution partners on a timely basis or at all, or that the distribution partners will devote adequate resources to selling our products. We have relatively limited experience in selling our products to incumbent service providers and distribution partners. There can be no assurance that we will be successful in increasing our sales to incumbent service providers and distribution partners.

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

We expect gross margins to remain at reduced levels in the near term.

Beginning in the third quarter of fiscal 2001, our gross margins declined significantly compared to historical levels. After excluding the effect of special charges and stock compensation expense, our cost of revenue exceeded revenue during the first quarter of fiscal 2003. After excluding the effect of special charges and stock compensation expense, gross profit was 9% of revenue in fiscal 2002, as compared to 38% of revenue in fiscal 2001, and 47% of revenue in the first half of fiscal 2001, which represents the period immediately prior to the start of the current economic downturn. We currently anticipate that gross margins are likely to continue to be adversely affected by several factors, including:

*	reduced demand for our products;

*	the effects of product volumes and manufacturing efficiencies,

*	component limitations;

*	the mix of products and services sold;

*	increases in material and labor costs;

*	loss of cost savings due to changes in component pricing or charges incurred if we do not correctly anticipate product demand;

*	competitive pricing; and

*	possible exposure to excess and obsolete inventory charges, such as the charge which occurred in the first quarter of fiscal 2002.

Current economic conditions combined with our limited operating history makes forecasting difficult.

Current economic conditions in the telecommunications industry, combined with our limited operating history, make it difficult to accurately forecast revenue. At the present time, our operating expenses are largely based on the requirements that we believe are necessary to support sales to incumbent service providers, and a high percentage of these expenses are and will continue to be fixed. Our ability to sell products and the level of success, if any, we may achieve depend, among other things, upon the level of demand for intelligent optical networking products, which continues to be a rapidly evolving market. In addition, we continue to have limited visibility into the capital spending plans of our current and prospective customers, which increases the difficulty of forecasting our revenue or predicting any recovery in capital spending trends. We have directed our sales efforts primarily towards incumbent service providers, many of which have historically financed their capital expenditures using significant amounts of debt. In recent periods, many of these incumbent service providers have come under increased scrutiny from credit rating agencies and investors due to their relatively high debt levels, which may limit their ability to make future equipment purchases. We expect that these conditions are likely to continue to limit our ability to forecast our revenue. If operating results are below the expectations of our investors and market analysts, this could cause declines in the price of our common stock.

Our failure to generate sufficient revenue would prevent us from achieving profitability.

Beginning in the third quarter of fiscal 2001, our revenue has declined considerably and we have incurred significant operating losses since that time. As of October 26, 2002, we had an accumulated deficit of $698.4 million. We cannot assure you that our revenue will increase or that we will generate sufficient revenue to achieve or sustain profitability. While we have implemented restructuring programs designed to decrease our business expenses, we will continue to have large fixed expenses and we expect to continue to incur significant sales and marketing, product development, customer support and service, administrative and other expenses. As a result, we will need to generate significantly higher revenue over the current levels in order to achieve and maintain profitability.

The unpredictability of our quarterly results may adversely affect the trading price of our common stock.

Our revenue and operating results have varied significantly from quarter to quarter. From the fourth quarter of fiscal 1999 through the second quarter of fiscal 2001, our revenue increased each quarter sequentially compared to the previous quarter. However, beginning in the third quarter of fiscal 2001, our revenue declined due to a sudden and severe decline in the purchasing patterns of our customers, and as a result, we have incurred significant operating losses since that time. We believe that our revenue and operating results are likely to continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:

*	fluctuation in demand for intelligent optical networking products;

*	the timing and size of sales of our products;

*	capital spending constraints by our target customers;

*	the length and variability of the sales cycle for our products, which we believe is increasing in length, due to overall market conditions and our emphasis on selling to incumbent service providers;

*	the timing of recognizing revenue and deferred revenue;

*	new product introductions and enhancements by our competitors and ourselves;

*	changes in our pricing policies or the pricing policies of our competitors;

*	our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;

*	delays or cancellations by customers;

*	our ability to obtain sufficient supplies of sole or limited source components;

*	increases in the prices of the components we purchase;

*	our ability to attain and maintain production volumes and quality levels for our products;

*	manufacturing lead times;

*	the timing and level of prototype expenses;

*	costs related to acquisitions of technology or businesses;

*	changes in accounting rules, such as any future requirement to record expenses for employee stock option grants made at fair value;

*
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

Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. You should not rely on our results for one quarter as any indication of our future performance. Occurrences of the foregoing factors are extremely difficult to predict. In addition, our ability to forecast our future business has been significantly impaired by the general economic downturn and the current market conditions affecting the telecommunications equipment industry. As a result, our future operating results may be below our expectations or those of public market analysts and investors, and our net sales may continue to decline or recover at a slower rate than anticipated by us or analysts and investors. In either event, the price of our common stock could decrease.

The long and variable sales cycles for our products may cause revenue and operating results to vary significantly from quarter to quarter.

A customer’s decision to purchase our intelligent optical networking products involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. As a result, our sales cycle is lengthy and recently has increased in length, as we have directed our sales efforts primarily towards incumbent service providers. Throughout the sales cycle, we spend considerable time and expense educating and providing information to prospective customers about the use and features of our products. Even after making a decision to purchase our products, we believe that most customers will deploy the products slowly and deliberately. Timing of deployment can vary widely and depends on the economic environment of our customers, the skills of our customers, the size of the network deployment and the complexity of our customers’ network environment. Historically, customers with complex networks have typically expanded their networks in large increments on a periodic basis. Accordingly, in the event that customer order activity increased, we could receive purchase orders for significant dollar amounts on an irregular and unpredictable basis. Because of our limited operating history and the nature of our business, we cannot predict these sales and deployment cycles. The long sales cycles, as well as our expectation that customers may tend to sporadically place large orders with short lead times, may cause our revenue and results of operations to vary significantly and unexpectedly from quarter to quarter.

Our products are complex and are deployed in complex environments and may have errors or defects that we find only after full deployment, which could seriously harm our business.

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

We may not be successful if our customer base does not grow.

Our future success will depend on our attracting additional customers. Due to the overall economic downturn in our industry and the financial difficulties experienced by emerging service providers and certain incumbent service providers, the number of potential customers for our products at the current time has been reduced. Our ability to attract new customers could also be adversely affected by:

*	customer unwillingness to implement our optical networking architecture;

*	difficulty in accurately forecasting evolving customer requirements;

*	any delays or difficulties that we may incur in completing the development, introduction and production manufacturing of our planned products or product enhancements;

*	new product introductions by our competitors;

*	any failure of our products to perform as expected; or

*       any difficulty we may incur in meeting customers’ delivery, installation or performance requirements.

Our business is subject to risks from international operations.

International sales represented 87% of total revenue in fiscal 2002, and more than 50% of total revenue in the first quarter of fiscal 2003, and we expect that international sales will continue to represent a significant portion of our revenue. Doing business internationally requires significant management attention and financial resources to successfully develop direct and indirect sales channels and to support customers in international markets. While international sales currently represent a high percentage of total revenue, these sales are concentrated within a relatively small number of customers. We may not be able to maintain or expand international market demand for our products.

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

We rely on single sources for supply of certain components and our business may be seriously harmed if our supply of any of these components or other components is disrupted.

We currently purchase several key components, including commercial digital signal processors, central processing units, field programmable gate arrays, switch fabric, and SONET transceivers, from single or limited sources. We purchase each of these components on a purchase order basis and have no long-term contracts for these components. Although we believe that there are alternative sources for each of these components, in the event of a disruption in supply, we may not be able to develop an alternate source in a timely manner or at favorable prices. Such a failure could hurt our ability to deliver our products to our customers and negatively affect our operating margins. In addition, our reliance on our suppliers exposes us to potential supplier production difficulties or quality variations. Any disruption in supply could seriously impact our revenue and results of operations.

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

We depend upon contract manufacturers and any disruption in these relationships may cause us to fail to meet the demands of our customers and damage our customer relationships.

We have limited internal manufacturing capabilities. We rely on contract manufacturers to manufacture our products in accordance with our specifications and to fill orders on a timely basis. Currently, the majority of our products are produced under an agreement with Jabil Circuit, Inc., which provides comprehensive manufacturing services, including assembly, test, control and shipment to our customers, and procures material on our behalf. During the normal course of business, we may provide demand forecasts to our contract manufacturers up to six months prior to scheduled delivery of products to our customers. If we overestimate our requirements, the contract manufacturers may assess cancellation penalties or we may have excess inventory which could negatively impact our gross margins. During the first quarter of fiscal 2002, we recorded an excess inventory charge of $102.4 million due to a severe decline in our forecasted revenue. A portion of this charge was related to inventory purchase commitments. If we underestimate our requirements, the contract manufacturers may have inadequate inventory which could interrupt manufacturing of our products and result in delays in shipment to our customers and revenue recognition. We also could incur additional charges to manufacture our products to meet our customer deployment schedules.

We may not be able to manage our relationship with our contract manufacturers effectively, and such contract manufacturers may not meet our future requirements for timely delivery. Our contract manufacturers also build products for other companies, and we cannot assure you that they will always have sufficient quantities of inventory available to fill orders placed by our customers or that they will allocate their internal resources to fill these orders on a timely basis. In addition, our reliance on contract manufacturers limits our ability to control the manufacturing processes of our products, which exposes us to risks including the unpredictability of manufacturing yields and a reduced ability to control the quality of finished products.

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

If we do not respond rapidly to technological changes, our products could become obsolete.

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

We will not retain customers or attract new customers if we do not anticipate and meet specific customer requirements or if our products do not interoperate with our customers’ existing networks.

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

We intend to continue to invest in product and technology development. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends and significant capital resources. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction, volume production or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. Our inability to effectively manage this transition would cause us to lose current and prospective customers.

Many of our customers utilize multiple protocol standards, and each of our customers may have different specification requirements to interface with their existing networks. Our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Specifically, incumbent service providers typically have less evolutionary networks that contain more generations of products. Our products must interoperate with all of the products within our customers’ networks as well as future products in order to meet our customers’ requirements. The requirement that we modify product design in order to achieve a sale may result in a longer sales cycle, increased research and development expense and reduced margins on our products. If our products do not interoperate with those of our customers’ networks, installations could be delayed or orders for our products could be cancelled. This would also seriously harm our reputation, all of which could seriously harm our business and prospects.

Our market is highly competitive, and our failure to compete successfully could adversely affect our market position.

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

The industry in which we compete is subject to consolidation.

We believe that the industry in which we compete may enter into a consolidation phase. Recently, one of our larger competitors, Ciena Corporation, completed the acquisition of another company in our industry, ONI Systems. Over the past two years, the market valuations of the majority of companies in our industry have declined significantly, and most companies have experienced dramatic decreases in revenue due to decreased customer demand in general, a smaller customer base due to the financial difficulties impacting emerging service providers, reductions in capital expenditures by incumbent service providers, and other factors. We expect that the weakened financial position of many companies in our industry may cause acquisition activity to increase. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as we compete to be a single vendor solution and could have a material adverse effect on our business, operating results, and financial condition.

The intelligent optical networking market is evolving and our business will suffer if it does not develop as we expect.

The market for intelligent optical networking products continues to evolve. In recent periods, there has been a sharp decline in capital spending by our current and prospective customers. The market for our long-haul transport equipment has substantially diminished, and as a result, we made a strategic decision to discontinue the development of our standalone transport products during the fourth quarter of fiscal 2002. We cannot assure you that a viable market for our products will develop or be sustainable. If this market does not develop, develops more slowly than we expect or is not sustained, our business, results of operations and financial condition would be seriously harmed.

Undetected software or hardware errors and problems arising from use of our products in conjunction with other vendors’ products could result in delays or loss of market acceptance of our products.

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

Our failure to establish and maintain key customer relationships may result in delays in introducing new products or cause customers to forego purchasing our products.

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

The majority of our product sales to date have been to emerging service providers rather than incumbent service providers. We believe that it is important for us to increase our sales to incumbent service providers, including incumbent local exchange carriers such as the Regional Bell Operating Companies (“RBOCs”). Incumbent service providers typically have longer sales evaluation cycles than emerging service providers, and we have limited experience in selling our products to incumbent service providers. In addition, we are currently investing in product certification standards such as the OSMINE standard, which will be necessary for us to increase our sales to the RBOCs. During the fourth quarter of fiscal 2002, we successfully completed certification with two OSMINE processes for the current releases of all of our switching products. While we have made a commitment to invest resources in obtaining these certification standards, there is no assurance that such efforts will enable us to increase our sales to incumbent service providers. Furthermore, while we received certification with our latest software releases, subsequent releases of software on our products may require further investment of resources and requests for OSMINE certification. Our assessment of future business opportunities will guide our decision to pursue future certifications, if necessary. Any failure to establish or maintain strong customer relationships including product certification standards could have a material adverse effect on our business and results of operations.

Our failure to continually improve our internal controls and systems, and retain needed personnel could adversely affect our results of operations.

Since inception, the scope of our operations has increased and we have grown our headcount substantially. However, beginning in the third quarter of fiscal 2001, our headcount levels have been reduced significantly, due primarily to our restructuring activities. At October 26, 2002, we had a total of 414 employees, which represents a reduction of approximately 60% from headcount levels immediately prior to the restructuring actions. Our initial growth, followed by more recent headcount reductions, has placed a significant strain on our management systems and resources. Our ability to successfully offer our products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial, managerial and manufacturing controls and reporting systems, and will need to effectively manage our headcount levels worldwide. We may not be able to implement adequate control systems in an efficient and timely manner. In spite of recent economic conditions, competition for highly skilled personnel is intense, especially in the New England area where we are headquartered. Any failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could adversely affect our results of operations.

We depend on our key personnel to manage our business effectively in a rapidly changing market, and if we are unable to retain our key employees, our ability to compete could be harmed.

We depend on the continued services of our executive officers and other key engineering, sales, marketing and support personnel, who have critical industry experience and relationships that we rely on to implement our business plan. None of our officers or key employees is bound by an employment agreement for any specific term. We do not have “key person” life insurance policies covering any of our employees. All of our key employees have been granted stock-based awards which are intended to represent an integral component of their compensation package. These stock-based awards may not provide the intended incentive to our employees if our stock price declines or experiences significant volatility. The loss of the services of any of our key employees, the inability to attract and retain qualified personnel in the future, or delays in hiring qualified personnel could delay the development and introduction of, and negatively impact our ability to sell, our products.

If we become subject to unfair hiring, wrongful termination or other employment related claims, we could incur substantial costs in defending ourselves.

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

We face certain litigation risks.

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Part II, Item 1—“Legal Proceedings”.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights from third-party challenges.

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

If necessary licenses of third-party technology are not available to us or are very expensive, the competitiveness of our products could be impaired.

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

We could become subject to claims regarding intellectual property rights, which could seriously harm our business and require us to incur significant costs.

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

These claims, again regardless of their merit, would likely be time consuming and expensive to resolve, would divert management time and attention and would put us at risk to:

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

Any acquisitions or strategic investments we make could disrupt our business and seriously harm our financial condition.

As part of our ongoing business development strategy, we consider acquisitions and strategic investments in complementary companies, products or technologies. We completed the acquisition of Sirocco Systems, Inc. in September 2000, and may consider making other acquisitions from time to time. In the event of an acquisition, we could:

*	issue stock that would dilute our current stockholders’ percentage ownership;

*	consume cash, which would reduce the amount of cash available for other purposes;

*	incur debt;

*	assume liabilities;

*	increase our ongoing operating expenses and level of fixed costs;

*	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

*	incur amortization expenses related to certain intangible assets;

*	incur large and immediate write-offs; or

*	become subject to litigation.

Our ability to achieve the benefits of any acquisition, will also involve numerous risks, including:

*	problems combining the purchased operations, technologies or products;

*	unanticipated costs;

*	diversion of management’s attention from other business issues and opportunities;

*	adverse effects on existing business relationships with suppliers and customers;

*	risks associated with entering markets in which we have no or limited prior experience; and

*	problems with integrating employees and potential loss of key employees.

We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future and any failure to do so could disrupt our business and seriously harm our financial condition.

As of October 26, 2002, we have made strategic investments in privately held companies totaling approximately $26.0 million, and we may decide to make additional investments in the future. In fiscal 2002, we recorded impairment losses of $24.8 million relating to these investments. These types of investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in certain or all of these companies.

Any extension of credit to our customers may subject us to credit risks and limit the capital that we have available for other uses.

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

Risks Related to the Securities Market

Our stock price may continue to be volatile.

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

In addition, the stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies.

There may be sales of a substantial amount of our common stock that could cause our stock price to fall, or increase the volatility of our stock price.

As of October 26, 2002, options to purchase a total of 32.5 million shares of our common stock were outstanding. While these options are subject to vesting schedules, a number of the shares underlying these options are freely tradable. Sales of a substantial number of shares of our common stock could cause our stock price to fall or increase the volatility of our stock price. In addition, sales of shares by our stockholders could impair our ability to raise capital through the sale of additional stock.

Insiders own a substantial number of Sycamore shares and could limit your ability to influence the outcome of key transactions, including changes of control.

As of October 26, 2002, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 40.3% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Provisions of our charter documents and Delaware law may have anti-takeover effects that could prevent a change of control.

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

Interest Rate Sensitivity

We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increase immediately and uniformly by 10 percent from levels at October 26, 2002, the fair value of the portfolio would decline by approximately $1.4 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

We operate primarily in the United States, and the majority of our sales since inception have been made in US dollars. However, our business has become increasingly global, with international revenue representing 87% of total revenue in fiscal 2002, and more than 50% of total revenue in the first quarter of fiscal 2003, and we expect that international sales will continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our financial results, although to date the impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

Item 4.

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) within 90 days prior to the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, have concluded that, as of the date the evaluation was conducted, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. Other Information

Item 1. Legal Proceedings

Beginning on July 2, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors (the “Individual Defendants”) and the underwriters for the Company’s initial public offering on October 21, 1999. Some of the complaints also include the underwriters for the Company’s follow-on offering on March 14, 2000. The complaints were consolidated into a single action and an amended complaint was filed on April 19, 2002. The amended complaint was filed on behalf of persons who purchased the Company’s common stock between October 21, 1999 and December 6, 2000. The amended complaint alleges violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the assertion that the Company’s lead underwriters, the Company and the other named defendants made material false and misleading statements in the Company’s Registration Statements and Prospectuses filed with the SEC in October 1999 and March 2000 because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the Company’s public offerings and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. The amended complaint alleges claims against the Company, several of the Company’s officers and directors and the underwriters under Sections 11 and 15 of the Securities Act. It also alleges claims against the Company, the individual defendants and the underwriters under Sections 10(b) and 20(a) of the Securities Exchange Act. The action against the Company is being coordinated with over three hundred other nearly identical actions filed against other companies. The actions seek damages in an unspecified amount. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. An opposition to that motion was filed on behalf of the plaintiffs and a reply brief was filed on behalf of the defendants. The fully briefed issues are now pending before the court and oral arguments were heard on November 1, 2002. On October 9, 2002, the court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously. The Company is not currently able to estimate the possibility of loss or range of loss, if any, relating to these claims.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s results of operations or financial position.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

(a) List of Exhibits

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (2)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

10.1	Indemnification Agreement between the Company and Paul W. Chisholm

99.1(a)	Certification of Chief Executive Officer

99.1(b)	Certification of Chief Financial Officer

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).

(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).

(3)
Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.

(b) Reports on Form 8-K : None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sycamore Networks, Inc.

/s/ Frances M. Jewels
Frances M. Jewels Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: December 6, 2002

CERTIFICATIONS

I, Daniel E. Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sycamore Networks, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 6, 2002

/s/ DANIEL E. SMITH
Daniel E. Smith Chief Executive Officer

I, Frances M. Jewels, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sycamore Networks, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 6, 2002

/s/ FRANCES M. JEWELS
Frances M. Jewels Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (2)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

10.1	Indemnification Agreement between the Company and Paul W. Chisholm

99.1(a)	Certification of Chief Executive Officer

99.1(b)	Certification of Chief Financial Officer

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).

(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).

(3)
Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.