Form 10-Q
period 2003-01-25
SYCAMORE NETWORKS INC
filed 2003-03-10
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 25, 2003

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

The number of shares outstanding of the Registrant’s Common Stock as of February 28, 2003 was 271,564,510.

Sycamore Networks, Inc.

Index

Part I. Financial Information

Part I. Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	January 25, 2003	July 31, 2002
Assets
Current assets:
Cash and cash equivalents	$349,425	$172,658
Short-term investments	381,208	509,350
Accounts receivable, net of allowance for doubtful accounts of $4,684 at January 25, 2003 and July 31, 2002	15,061	18,187
Inventories	9,761	12,940
Prepaids and other current assets	5,911	3,447

Total current assets	761,366	716,582

Property and equipment, net	22,655	32,696
Long-term investments	276,146	361,537
Other assets	3,866	7,760

Total assets	$1,064,033	$1,118,575

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,536	$6,104
Accrued compensation	3,359	3,896
Accrued expenses	9,412	13,148
Accrued restructuring costs	30,476	48,167
Deferred revenue	1,929	4,978
Other current liabilities	2,864	3,759

Total current liabilities	52,576	80,052

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 2,500,000 shares authorized; 272,070 and 273,681 shares issued at January 25, 2003 and July 31, 2002, respectively	272	274
Additional paid-in capital	1,733,874	1,732,846
Accumulated deficit	(714,565)	(681,086)
Deferred compensation	(12,700)	(17,910)
Treasury stock, at cost, 537 and 1,933 shares held at January 25, 2003 and July 31, 2002, respectively	(60)	(158)
Accumulated other comprehensive income	4,636	4,557

Total stockholders’ equity	1,011,457	1,038,523

Total liabilities and stockholders’ equity	$1,064,033	$1,118,575

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	January 25, 2003	January 26, 2002	January 25, 2003	January 26, 2002
Revenue:
Product	$7,453	$17,123	$10,301	$32,897
Service	3,372	4,677	6,462	10,146

Total revenue	10,825	21,800	16,763	43,043
Cost of revenue:
Product (exclusive of non-cash stock compensation expense of $169, $219, $338 and $507)	6,414	12,535	10,715	126,808
Service (exclusive of non-cash stock compensation expense of $188, $217, $375 and $446)	4,173	6,867	7,015	15,209
Stock compensation	357	436	713	953

Total cost of revenue	10,944	19,838	18,443	142,970

Gross profit (loss)	(119)	1,962	(1,680)	(99,927)
Operating expenses:
Research and development (exclusive of non-cash stock compensation expense of $844, $2,339, $1,718 and $5,064)	13,432	25,985	27,359	62,500
Sales and marketing (exclusive of non-cash stock compensation expense of $516, $4,100, $1,128 and $6,567)	5,070	11,379	10,012	25,083
General and administrative (exclusive of non-cash stock compensation expense of $387, $702, $918 and $1,277)	1,751	2,614	3,409	5,804
Stock compensation	1,747	7,141	3,764	12,908
Restructuring charges and related asset impairments	—	—	—	77,306

Total operating expenses	22,000	47,119	44,544	183,601

Loss from operations	(22,119)	(45,157)	(46,224)	(283,528)
Losses on investments	—	—	—	(22,737)
Interest and other income, net	6,002	9,808	12,745	22,981

Loss before income taxes	(16,117)	(35,349)	(33,479)	(283,284)
Provision for income taxes	—	—	—	—

Net loss	$(16,117)	$(35,349)	$(33,479)	$(283,284)

Basic and diluted net loss per share	$(0.06)	$(0.14)	$(0.13)	$(1.13)
Weighted-average shares used in computing basic and diluted net loss per share	264,981	253,150	263,640	251,082

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	January 25, 2003	January 26, 2002
Cash flows from operating activities:
Net loss	$(33,479)	$(283,284)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,388	22,513
Stock compensation	4,477	13,861
Restructuring charges and related asset impairments	—	136,513
Changes in operating assets and liabilities:
Accounts receivable	3,126	8,298
Inventories	3,179	(1,248)
Prepaids and other current assets	(2,464)	320
Deferred revenue	(3,049)	(5)
Accounts payable	(1,568)	(51,459)
Accrued expenses and other current liabilities	(5,168)	(3,101)
Accrued restructuring costs	(17,691)	(4,628)

Net cash used in operating activities	(40,249)	(162,220)

Cash flows from investing activities:
Purchases of property and equipment	(2,347)	(10,215)
Purchases of investments	(300,503)	(530,627)
Maturities of investments	514,115	500,359
Decrease in other assets	3,894	1,914

Net cash provided by (used in) investing activities	215,159	(38,569)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,000	2,712
Purchase of treasury stock	(143)	(246)

Net cash provided by financing activities	1,857	2,466

Net increase (decrease) in cash and cash equivalents	176,767	(198,323)
Cash and cash equivalents, beginning of period	172,658	492,500

Cash and cash equivalents, end of period	$349,425	$294,177

The accompanying notes are an integral part of the consolidated financial statements

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements

1. Description of Business

Sycamore Networks, Inc. (the “Company”) was incorporated in Delaware on February 17, 1998. The Company develops and markets intelligent optical networking products for telecommunications service providers worldwide. The Company has developed software and advanced hardware capabilities that allow a service provider to improve the fundamental economics of their network by reducing both capital and operating costs and enabling them to offer revenue generating services to their customers.

2. Basis of Presentation

The accompanying financial data as of January 25, 2003 and for the three and six months ended January 25, 2003 and January 26, 2002 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of January 25, 2003, and results of operations and cash flows for the periods ended January 25, 2003 and January 26, 2002 have been made. The results of operations and cash flows for the periods ended January 25, 2003 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	January 25, 2003	January 26, 2002	January 25, 2003	January 26, 2002
Numerator:
Net loss	$(16,117)	$(35,349)	$(33,479)	$(283,284)

Denominator:
Weighted-average shares of common stock outstanding	271,703	272,370	271,474	272,549
Weighted-average shares subject to repurchase	(6,722)	(19,220)	(7,834)	(21,467)

Shares used in per-share calculation—basic and diluted	264,981	253,150	263,640	251,082

Net loss per share:
Basic and diluted	$(0.06)	$(0.14)	$(0.13)	$(1.13)

Options to purchase 29.8 million and 31.2 million shares of common stock, at respective average exercise prices of $7.98 and $10.69, have not been included in the computation of diluted net loss per share for the three and six months ended January 25, 2003 and January 26, 2002, respectively, as their effect would have been anti-dilutive. Warrants to purchase 150,000 shares of common stock at an exercise price of $11.69 have not been included in the computation of diluted net loss per share for the three and six months ended January 25, 2003 and January 26, 2002, as their effect would have been anti-dilutive.

4. Inventories

Inventories consisted of the following (in thousands):

	January 25, 2003	July 31, 2002
Raw materials	$1,465	$3,609
Work in process	1,731	964
Finished goods	6,565	8,367

Total inventories	$9,761	$12,940

5. Comprehensive Loss

The components of comprehensive loss consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	January 25, 2003	January 26, 2002	January 25, 2003	January 26, 2002
Net loss	$(16,117)	$(35,349)	$(33,479)	$(283,284)
Unrealized gain (loss) on investments	641	(2,101)	79	(36)

Comprehensive loss	$(15,476)	$(37,450)	$(33,400)	$(283,320)

6. Warranty Liability

The Company records a warranty liability for parts and labor on its products at the time revenue is recognized. Warranty periods are generally three years from installation date. The estimate of the warranty liability is based primarily on the Company’s historical experience in product failure rates and the expected material and labor costs to provide warranty services.

The following table summarized the activity related to product warranty liability during the six months ended January 25, 2003 (in thousands):

Balance at July 31, 2002	$5,499
Accruals for warranties during the period	208
Payments	(695)

Balance at January 25, 2003	$5,012

7. Restructuring Charges and Related Asset Impairments

In the last two years, there has been a sharp contraction in the availability of capital to the Company’s industry. As a result, capital expenditures by both emerging and incumbent service providers have been substantially reduced. These unfavorable economic conditions have negatively impacted the Company’s operating results in a progressive and increasingly severe manner. As a result, the Company restructured its business three times in order to reduce expenses and align its resources with long-term growth opportunities: the first in the third quarter of fiscal 2001 (the “fiscal 2001 restructuring”), the second in the first quarter of fiscal 2002 (the “first quarter fiscal 2002 restructuring”), and the third in the fourth quarter of fiscal 2002 (the “fourth quarter fiscal 2002 restructuring”). As a result of the combined activity under all of these restructuring programs, during fiscal 2002, the Company recorded a total net charge of $241.5 million, which was classified in the statement of operations as follows: cost of revenue – $91.7 million, operating expenses – $125.0 million, and non-operating expenses – $24.8 million. As of January 25, 2003, the Company had $30.5 million in accrued restructuring costs. Details regarding each of the restructuring programs are described below.

Fiscal 2001 Restructuring:

The fiscal 2001 restructuring program included a workforce reduction of 131 employees, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products and overlapping feature sets. The Company recorded restructuring charges and related asset impairments of $81.9 million classified as operating expenses and an excess inventory charge of $84.0 million relating to discontinued product lines, which was classified as cost of revenue. The fiscal 2001 restructuring program was substantially completed during the first half of fiscal 2002. In the fourth quarter of fiscal 2002, the Company recorded a net $2.1 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted primarily of $4.7 million of additional facility consolidation charges due to less favorable sublease assumptions, offset by a $6.7 million reduction in the potential legal matters associated with the restructuring activities. As of January 25, 2003, the projected future cash payments of $14.2 million consist of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and potential legal matters and administrative expenses associated with the restructuring activities.

The restructuring charges and related asset impairments recorded in the fiscal 2001 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Cash Payments	Adjustments	Accrual Balance at July 31, 2002	Cash Payments	Accrual Balance at January 25, 2003
Workforce reduction	$4,174	$829	$3,203	$142	$—	$—	$—
Facility consolidations and certain other costs	24,437	1,214	5,419	1,994	15,810	1,581	14,229
Inventory and asset write-downs	137,285	84,972	52,313	—	—	—	—

Total	$165,896	$87,015	$60,935	$2,136	$15,810	$1,581	$14,229

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

The first quarter fiscal 2002 restructuring program was substantially completed during the fourth quarter of fiscal 2002. During the third and fourth quarters of fiscal 2002, the Company recorded credits totaling $10.8 million to cost of revenue due to changes in estimates, the majority of which related to favorable settlements with contract manufacturers for non-cancelable inventory purchase commitments. In addition, during the fourth quarter of fiscal 2002, the Company recorded a net $1.7 million credit to operating expenses relating to various changes in estimates. The changes in estimates consisted of $0.9 million of additional facility consolidation charges, offset by a $1.7 million reduction in the potential legal matters associated with the restructuring activities and the reversal of an accrued liability of $0.8 million for workforce reductions. As of January 25, 2003, the projected future cash payments of $5.6 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2005 and potential legal matters and administrative expenses associated with the restructuring activities.

The restructuring charges and related asset impairments recorded in the first quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Cash Payments	Adjustments	Accrual Balance at July 31, 2002	Cash Payments	Accrual Balance at January 25, 2003
Workforce reduction	$7,106	$173	$6,106	$827	$—	$—	$—
Facility consolidations and certain other costs	17,181	8,572	1,684	835	6,090	842	5,248
Inventory and asset write-downs	155,451	102,540	41,358	10,804	749	431	318
Losses on investments	22,737	22,737	—	—	—	—	—

Total	$202,475	$134,022	$49,148	$12,466	$6,839	$1,273	$5,566

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

The fourth quarter fiscal 2002 restructuring program has been substantially completed during the first half of fiscal 2003. As of January 25, 2003, the projected future cash payments of $10.7 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2006 and potential legal matters and administrative expenses associated with the restructuring activities. The projected future cash payments relating to workforce reductions will be substantially paid during the third quarter of fiscal 2003.

The restructuring charges and related asset impairments recorded in the fourth quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Cash Payments	Accrual Balance at July 31, 2002	Cash Payments	Accrual Balance at January 25, 2003
Workforce reduction	$8,713	$814	$2,059	$5,840	$4,952	$888
Facility consolidations and certain other costs	20,132	—	454	19,678	9,885	9,793
Asset write-downs	22,637	22,637	—	—	—	—
Losses on investments	2,108	2,108	—	—	—	—

Total	$53,590	$25,559	$2,513	$25,518	$14,837	$10,681

8. Recent Accounting and Regulatory Pronouncements

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses the accounting for disposal and exit activities, and supersedes EITF 94-3. SFAS No. 146 is required to be applied prospectively to disposal activities initiated after December 31, 2002. Under SFAS No. 146, certain types of restructuring charges will be recorded as they are incurred over time, rather than being accrued at the time of management’s commitment to an exit plan as specified by EITF 94-3. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which addresses the accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 is required to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 in the second quarter of fiscal 2003. The adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of SFAS No. 123”, which require additional disclosure and provides guidance for Companies that elect to voluntarily adopt the accounting provisions of SFAS 123. SFAS No. 148 does not change the provisions of SFAS 123 that permit entities to continue to apply the intrinsic value method of APB 25. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted by the Company in the first quarter of fiscal 2004. The adoption of FIN 46 is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2003, the SEC issued final rules implementing Section 401(b) of the Sarbanes-Oxley Act of 2002 entitled “Conditions for Use of Non-GAAP financial measures”. The rules primarily provide guidance on disclosure of material information that includes non-GAAP financial measures. The rules will apply to all disclosures as of March 28, 2003. These rules are not expected to have a material impact on the Company’s financial position or results of operations.

9. Litigation

Beginning on July 2, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors (the “Individual Defendants”) and the underwriters for the Company’s initial public offering on October 21, 1999. Some of the complaints also include the underwriters for the Company’s follow-on offering on March 14, 2000. The complaints were consolidated into a single action and an amended complaint was filed on April 19, 2002. The amended complaint was filed on behalf of persons who purchased the Company’s common stock between October 21, 1999 and December 6, 2000. The amended complaint alleges violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the assertion that the Company’s lead underwriters, the Company and the other named defendants made material false and misleading statements in the Company’s Registration Statements and Prospectuses filed with the SEC in October 1999 and March 2000 because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the Company’s public offerings and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. The amended complaint alleges claims against the Company, several of the Company’s officers and directors and the underwriters under Sections 11 and 15 of the Securities Act. It also alleges claims against the Company, the individual defendants and the underwriters under Sections 10(b) and 20(a) of the Securities Exchange Act. The action against the Company is being coordinated with approximately three hundred other nearly identical actions filed against other companies. The actions seek damages in an unspecified amount. On October 9, 2002, the court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. An opposition to that motion was filed on behalf of the plaintiffs and a reply brief was filed on behalf of the defendants. On February 19, 2003, the Court denied the motion to dismiss with respect to the Company. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously. The Company is not currently able to estimate the possibility of loss or range of loss, if any, relating to these claims.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained in this report, we caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding our business prospects and results of operations. You can identify these statements because they do not relate strictly to historical or current facts and contain forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including, but not limited to, those risks and uncertainties we discuss under the heading “Factors That May Affect Future Operating Results” in this Form 10-Q. We cannot guarantee that any forward-looking statement will be realized. Should known or unknown risks or uncertainties materialize, or should our underlying assumptions prove inaccurate, our actual results could vary materially from our past results, or from those anticipated. You should bear this in mind as you read our report.

You should read the information in this report in conjunction with our Annual Report on Form 10-K and other reports we file from time to time with the SEC.

Overview

Sycamore Networks, Inc. was incorporated in Delaware on February 17, 1998.

Sycamore develops and markets intelligent optical networking products for telecommunications service providers worldwide. Our current and prospective customers include domestic and international large, established service providers, Internet service providers, non-traditional telecommunications service providers, enterprise organizations with private fiber networks and, to a lesser extent, newer start-up service providers. We believe that our software and advanced hardware capabilites allow a service provider to transform their existing fiber optic infrastructure into an intelligent network that enables them to provision, manage and deliver communication services to their customers. We have pursued a strategy of next generation technology by developing software to provide intelligence in the fiber optic network, along with advanced hardware capabilities. Our products enable service providers to improve the fundamental economics of their networks by reducing both capital and operating costs and enabling them to offer revenue generating services to their customers.

For many of the last several years, the market for our products was influenced by regulatory changes, in particular the Telecommunications Act of 1996, and the entry of a substantial number of new companies into the communications service business. These new companies, commonly referred to as emerging service providers, raised significant amounts of capital, much of which they invested in capital expenditures to build out their networks. In order to compete with the new emerging service providers, the large, established service providers, commonly referred to as incumbent service providers, also increased their capital expenditures above their historical levels. These trends accelerated the growth of the telecommunications equipment industry, including the demand for our products.

Over the last two years, these trends began to reverse. There has been a sharp contraction in the availability of capital to our industry. As a result, many emerging service providers were no longer able to finance the build out of their networks and subsequently have failed or have significantly reduced the scope of their business operations. In addition, many incumbent service providers also had difficulty raising additional capital and have experienced significant financial difficulties. As a result, capital expenditures by both emerging and incumbent service providers have been substantially reduced.

These developments have reduced the capital spending by telecommunications service providers. At the same time, both the United States economy and the economies in substantially all of the countries in which we market our products have slowed significantly. As a result, our existing and prospective customers have become more conservative in their capital expenditures and more uncertain about their future purchases. As a consequence, we are facing a market that is both reduced in size and more difficult to predict and plan for.

These trends have had a number of significant effects on our business, including a decline in revenue of $309.6 million or 83% in fiscal 2002 compared to fiscal 2001 and a decline in revenue by $26.3 million for the first six months of fiscal 2003 compared to the first six months of fiscal 2002. In response to the deteriorating economic environment in our industry, we enacted three separate restructuring programs through the fourth quarter of fiscal 2002. As a result of our restructuring programs we have incurred charges totaling $407.4 million, comprised as follows: $175.7 million of net charges related to excess inventory, $206.9 million of net charges for restructuring and related asset impairments, and $24.8 million of losses on investments. Primarily as a result of these significant effects on our business, we have incurred a cumulative net loss to date of $714.6 million.

Our restructuring programs have reduced our cost structure compared to historical levels, however, we maintain a significant cost structure, particularly within the research and development and customer support organizations. We believe that our current cost structure is necessary in order to sell our products to incumbent service providers. Currently, we anticipate that our cost of revenue, gross margins and operating results will continue to be affected adversely by our decision to maintain our current cost structure. We anticipate that we will continue to incur low gross margins and operating losses unless our revenue increases significantly compared to current levels. At this time, we cannot predict when, or if, the market conditions and the demand for our products will improve.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent liabilities. On an ongoing basis, we evaluate these estimates, including those relating to the allowance for doubtful accounts, inventory allowance, valuation of investments, warranty obligations, restructuring liabilities and asset impairments, litigation and other contingencies. Estimates are based on our historical experience and other assumptions that we consider reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe that the following critical accounting policies affect the most significant judgments, assumptions and estimates we use in preparing our consolidated financial statements. Changes in these estimates can affect materially the amount of our reported net income or loss.

When products are shipped to customers, we evaluate whether all of the fundamental criteria for revenue recognition have been met. The most significant judgments for revenue recognition typically involve whether there are any significant uncertainties regarding customer acceptance and whether collectibility can be considered reasonably assured.

Some of our transactions may involve the sales of products and services under multiple element arrangements. While each individual transaction varies according to the terms of the purchase order or sales agreement, a typical multiple element arrangement may include some or all of the following components: product shipments, installation services, maintenance and training. The total sales price is allocated based on the relative fair value of each component, which generally is the price charged for each component when sold separately. For the product portion, we recognize revenue upon shipment if there are no significant uncertainties regarding customer acceptance. If uncertainties regarding customer acceptance exist, we recognize revenue when the uncertainties are resolved. For installation services, typically we recognize revenue for services that have been performed upon acceptance in accordance with the contract. For maintenance and training services, we recognize revenue when the services are performed.

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts. In the event that we become aware of a deterioration in a particular customer’s financial condition, additional provisions for doubtful accounts may be required.

We accrue for warranty costs at the time revenue is recognized based on contractual rights and on the historical rate of claims and costs to provide warranty services. If we experience an increase in warranty claims greater than our historical experience or our costs to provide warranty services increase, we may be required to increase our warranty accrual and our gross margins could be adversely affected.

We continuously monitor our inventory balances and we record inventory allowances for any differences between the cost of the inventory and its estimated market value, based on assumptions about future demand and market conditions. While such assumptions may change significantly from period to period, we measure the net realizable value of inventories using the best information available as of the balance sheet date. To the extent that a severe decline in forecasted demand occurs, or a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, significant charges for excess inventory are likely to occur, such as the $102.4 million charge we recorded in the first quarter of fiscal 2002.

Once we have written down inventory to its estimated net realizable value, we cannot increase its carrying value due to subsequent changes in demand forecasts. Accordingly, if inventory previously written down to its net realizable value is subsequently sold, we may realize improved gross profit margins on these transactions. During the third and fourth quarters of fiscal 2002, we recorded credits totaling $10.8 million to cost of revenue relating to inventory charges that were originally recorded in the first quarter of fiscal 2002. These credits related to favorable settlements of inventory purchase commitments with contract manufacturers, and to a lesser extent, sales of inventory that we had previously written down.

During the third quarter of fiscal 2001 and the first and fourth quarters of fiscal 2002, we recorded charges for restructuring and related asset impairments totaling $422.0 million, including inventory related charges of $186.4 million. These restructuring activities required us to make numerous assumptions and estimates, including assumptions and estimates regarding future revenue levels and product mix, the timing of and the amounts received for subleases of excess facilities, the fair values of impaired assets, the amounts of other than temporary impairments of strategic investments, and the potential legal matters, administrative expenses and professional fees associated with the restructuring activities.

We continuously monitor the judgments, assumptions and estimates relating to the restructuring activities and, if these judgments, assumptions and estimates change, we may be required to record additional charges or credits against the reserves previously recorded for these restructuring activities. For example, during the third and fourth quarters of fiscal 2002, we recorded credits totaling $3.8 million to operating expenses, due to various changes in estimates relating to the restructuring charges that had been recorded in the third quarter of fiscal 2001 and the first quarter of fiscal 2002. These credits included decreases in the potential legal matters associated with the restructuring activities, partially offset by increases in the projected liabilities relating to facility consolidations. As of January 25, 2003, we had $16.2 million accrued as part of our restructuring liability relating to facility consolidations, based on our best estimate of the available sublease rates and terms at the present time. In the event that we are unsuccessful in subleasing any of the restructured facilities, we could incur additional restructuring charges and cash outflows in future periods totaling $6.2 million, which represents the amount of the assumed sublease recoveries that have been incorporated into the current estimate.

Results of Operations

Revenue

Revenue decreased 50%, or $11.0 million, to $10.8 million for the three months ended January 25, 2003 compared to revenue of $21.8 million for the same period in fiscal 2002. Revenue decreased 61%, or $26.2 million, to $16.8 million for the six months ended January 25, 2003 compared to revenue of $43.0 million for the same period in fiscal 2002. The decrease in revenue for the three and six months ended January 25, 2003 was due to the weak overall economic environment and continuing adverse conditions in the telecommunications industry, in particular, the significant capital reductions by our target customers. Product revenue declined by 56% and 69%, respectively, for the three and six months ended January 25, 2003, compared to the three and six months ended January 26, 2002. Service revenue declined 28% and 36%, respectively, for the three and six months ended January 25, 2003, compared to the three and six months ended January 26, 2002. The decrease in service revenue for the three and six months ended January 25, 2003, was primarily due to the lower level of installation services associated with our product deployments. For the three months ended January 25, 2003 and January 26, 2002, two international customers accounted for the majority of our revenue and international revenue represented 88% and 91%, respectively, of our total revenue. For the six months ended January 25, 2003, three international customers accounted for the majority of our revenue and international revenue represented 82% of our total revenue during the period. This compares to two international customers, which accounted for the majority of our revenue and international revenue, which represented 90% of our total revenue for the same period in fiscal 2002. We anticipate that our revenue will continue to be highly concentrated in a relatively small number of customers primarily in Europe and Japan and that international revenue will represent a relatively high percentage of total revenue.

Gross profit (loss)

Gross profit (loss) for product and services, including non-cash stock compensation expense, in the three and six months ended January 25, 2003 and the three and six months ended January 26, 2002 was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	January 25, 2003	January 26, 2002	January 25, 2003	January 26, 2002
Gross profit (loss):
Product	$870	$4,369	$(752)	$(94,418)
Service	(989)	(2,407)	(928)	(5,509)

Total	$(119)	$1,962	$(1,680)	$(99,927)

Gross profit (loss):
Product	11.7%	25.5%	( 7.3%)	(287.0%)
Service	(29.3)%	(51.5)%	(14.4%)	(54.3%)
Total	(1.1)%	9.0%	(10.0%)	(232.2%)

Product gross profit (loss)

Product gross profit was 11.7% for the three months ended January 25, 2003 compared to 25.5% for the same period in fiscal 2002. Product gross loss was (7.3%) for the six months ended January 25, 2003 compared to (287.0%) for the same period in fiscal 2002. The decrease in product gross profit for the three months ended January 25, 2003 was primarily due to the decline in product revenue without a proportionate decline in overall manufacturing costs. The product gross loss for the six months ended January 26, 2002 included an excess inventory charge of $102.4 million for inventory write-downs and non-cancelable purchase commitments.

Service gross profit (loss)

Service gross loss was (29.3%) for the three months ended January 25, 2003 compared to (51.5%) for the same period in fiscal 2002. Service gross loss was (14.4%) for the six months ended January 25, 2003 compared to (54.3%) for the same period of fiscal 2002. Service gross loss in all periods has been adversely affected primarily due to the decline in service revenue without a proportionate decline in customer support expenses. The service gross loss for the three months ended January 25, 2003, reflects costs associated with a further realignment within the customer support organization, including employee severance costs and capital write offs.

At present, we are currently maintaining a significant cost structure within the manufacturing and customer support organizations that we believe is necessary in order to sell our products to incumbent service provider customers.

Research and Development Expenses

Research and development expenses decreased $12.6 million, or 48%, to $13.4 million for the three months ended January 25, 2003 compared to $26.0 million for the same period in fiscal 2002. Research and development expenses decreased $35.1 million, or 56%, to $27.4 million for the six months ended January 25, 2003 compared to $62.5 million for the same period in fiscal 2002. The decrease in expenses for the three and six months ended January 25, 2003 was primarily due to lower project materials costs and personnel-related expenses resulting from our prior restructuring activities. These prior restructuring activities resulted in a consolidation of product offerings and more focused development efforts for our optical switching platforms.

Sales and Marketing Expenses

Sales and marketing expenses decreased $6.3 million, or 55%, to $5.1 million for the three months ended January 25, 2003 compared to $11.4 million for the same period in fiscal 2002. Sales and marketing expenses decreased $15.1 million, or 60%, to $10.0 million for the six months ended January 25, 2003 compared to $25.1 million for the same period of fiscal 2002. The decrease in expenses for the three and six months ended January 25, 2003 was primarily due to lower personnel and related expenses resulting from our prior restructuring programs.

General and Administrative Expenses

General and administrative expenses decreased $0.8 million, or 33%, to $1.8 million for the three months ended January 25, 2003 compared to $2.6 million for the same period in fiscal 2002. General and administrative expenses decreased $2.4 million, or 41%, to $3.4 million for the six months ended January 25, 2003 compared to $5.8 million for the same period in fiscal 2002. The decrease in expenses for the three and six months ended January 25, 2003 was primarily due to lower personnel and related expenses resulting from our prior restructuring programs.

Stock Compensation Expense

Total stock compensation expense decreased $5.5 million, or 72%, to $2.1 million for the three months ended January 25, 2003 compared to $7.6 million for the same period in fiscal 2002. Total stock compensation decreased $9.4 million, or 68%, to $4.5 million for the six months ended January 25, 2003 compared to $13.9 million for the same period in fiscal 2002. For the three and six months ended January 25, 2003, $0.4 million and $0.7 million of stock compensation expense was classified as cost of revenue, respectively, and $1.7 million and $3.8 million was classified as operating expenses, respectively. Stock compensation expense primarily resulted from the granting of stock options and restricted shares with exercise or sale prices which were deemed to be below fair market value. The decrease in expenses for the three and six months ended January 25, 2003 was primarily due to stock compensation expense for restricted stock and stock options relating to the acquisition of Sirocco Systems, Inc., which were fully amortized in the fourth quarter of fiscal 2002. Stock compensation expense also declined as a result of personnel reductions from our prior restructuring activities. We expect to continue incurring stock compensation expense through the fourth quarter of fiscal 2005.

Restructuring Charges and Related Asset Impairments

In the last two years, there has been a sharp contraction in the availability of capital to our industry. As a result, capital expenditures by both emerging and incumbent service providers have been substantially reduced. These unfavorable economic conditions have negatively impacted our operating results in a progressive and increasingly severe manner. As a result, we restructured our business three times in order to reduce expenses and align our resources with long-term growth opportunities: the first in the third quarter of fiscal 2001 (the “fiscal 2001 restructuring”), the second in the first quarter of fiscal 2002 (the “first quarter fiscal 2002 restructuring”), and the third in the fourth quarter of fiscal 2002 (the “fourth quarter fiscal 2002 restructuring”).

As a result of our combined activity under all of these restructuring programs, during fiscal 2002, we recorded a total net charge of $241.5 million, which was classified in the statement of operations as follows: cost of revenue – $91.7 million, operating expenses –$125.0 million, and non-operating expenses – $24.8 million. As of January 25, 2003, we had $30.5 million in accrued restructuring costs. We provide additional details regarding each of the restructuring programs below.

Fiscal 2001 Restructuring:

The fiscal 2001 restructuring program included a workforce reduction of 131 employees, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products and overlapping feature sets. We recorded restructuring charges and related asset impairments of $81.9 million classified as operating expenses and an excess inventory charge of $84.0 million relating to discontinued product lines, which was classified as cost of revenue. We substantially completed the fiscal 2001 restructuring program during the first half of fiscal 2002. In the fourth quarter of fiscal 2002, we recorded a net $2.1 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted primarily of $4.7 million of additional facility consolidation charges due to less favorable sublease assumptions, offset by a $6.7 million reduction in the potential legal matters associated with the restructuring activities. As of January 25, 2003, the projected future cash payments of $14.2 million consist of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and potential legal matters and administrative expenses associated with the restructuring activities.

The restructuring charges and related asset impairments recorded in the fiscal 2001 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Cash Payments	Adjustments	Accrual Balance at July 31, 2002	Cash Payments	Accrual Balance at January 25, 2003
Workforce reduction	$4,174	$829	$3,203	$142	$—	$—	$—
Facility consolidations and certain other costs	24,437	1,214	5,419	1,994	15,810	1,581	14,229
Inventory and asset write-downs	137,285	84,972	52,313	—	—	—	—

Total	$165,896	$87,015	$60,935	$2,136	$15,810	$1,581	$14,229

First Quarter Fiscal 2002 Restructuring:

The first quarter fiscal 2002 restructuring program included a workforce reduction of 239 employees, consolidation of excess facilities and charges related to excess inventory and other asset impairments. As a result, we recorded restructuring charges and related asset impairments of $77.3 million classified as operating expenses and an excess inventory charge of $102.4 million classified as cost of revenue. In addition, we recorded charges totaling $22.7 million, classified as a non-operating expense, relating to impairments of investments in non-publicly traded companies that were determined to be other than temporary. The restructuring charges included $7.1 million of costs relating to the workforce reduction, $11.2 million related to the write-down of certain land, lease terminations and non-cancelable lease costs and $6.0 million for potential legal matters, administrative expenses and professional fees in connection with the restructuring activities. The restructuring charges also included $102.4 million for inventory write-downs and non-cancelable purchase commitments for inventories due to a severe decline in the forecasted demand for our products and $53.1 million for asset impairments related to our vendor financing agreements and fixed assets that we abandoned.

The first quarter fiscal 2002 restructuring program was substantially completed during the fourth quarter of fiscal 2002. During the third and fourth quarters of fiscal 2002, we recorded credits totaling $10.8 million to cost of revenue due to changes in estimates, the majority of which related to favorable settlements with contract manufacturers for non-cancelable inventory purchase commitments. In addition, during the fourth quarter of fiscal 2002, we recorded a net $1.7 million credit to operating expenses relating to various changes in estimates. The changes in estimates consisted of $0.9 million of additional facility consolidation charges, offset by a $1.7 million reduction in the potential legal matters associated with the restructuring activities and the reversal of an accrued liability of $0.8 million for workforce reductions. As of January 25, 2003, the projected future cash payments of $5.6 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2005 and potential legal matters and administrative expenses associated with the restructuring activities.

The restructuring charges and related asset impairments recorded in the first quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Cash Payments	Adjustments	Accrual Balance at July 31, 2002	Cash Payments	Accrual Balance at January 25, 2003
Workforce reduction	$7,106	$173	$6,106	$827	$—	$—	$—
Facility consolidations and certain other costs	17,181	8,572	1,684	835	6,090	842	5,248
Inventory and asset write-downs	155,451	102,540	41,358	10,804	749	431	318
Losses on investments	22,737	22,737	—	—	—	—	—

Total	$202,475	$134,022	$49,148	$12,466	$6,839	$1,273	$5,566

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

The fourth quarter fiscal 2002 restructuring program was substantially completed during the first half of fiscal 2003. As of January 25, 2003, the projected future cash payments of $10.7 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2006 and potential legal matters and administrative expenses associated with the restructuring activities. The projected future cash payments relating to workforce reductions will be substantially paid during the third quarter of fiscal 2003.

The restructuring charges and related asset impairments recorded in the fourth quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Cash Payments	Accrual Balance at July 31, 2002	Cash Payments	Accrual Balance at January 25, 2003
Workforce reduction	$8,713	$814	$2,059	$5,840	$4,952	$888
Facility consolidations and certain other costs	20,132	—	454	19,678	9,885	9,793
Asset write-downs	22,637	22,637	—	—	—	—
Losses on investments	2,108	2,108	—	—	—	—

Total	$53,590	$25,559	$2,513	$25,518	$14,837	$10,681

Interest and Other Income, Net

Interest and other income, net decreased $3.8 million to $6.0 million for the three months ended January 25, 2003 compared to $9.8 million for the same period in fiscal 2002. Interest and other income, net decreased $10.3 million to $12.7 million for the six months ended January 25, 2003 compared to $23.0 million for the same period in fiscal 2002. The decrease for the three and six months ended January 25, 2003 was due to a combination of lower interest rates and lower invested cash balances during these periods.

Provision for Income Taxes

We did not provide for income taxes for the three and six months ended January 25, 2003, or for the same periods in fiscal 2002, due to the net loss in each period. We did not record any tax benefits relating to these losses during these periods due to the uncertainty surrounding the realization of the future tax benefits.

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $1.01 billion at January 25, 2003. Included in this amount were cash and cash equivalents of $349.4 million, compared to $172.7 million at July 31, 2002. The increase in cash and cash equivalents for the six months ended January 25, 2003 was due to cash provided by investing activities of $215.2 million and cash provided by financing activities of $1.8 million, offset by cash used in operating activities of $40.2 million.

Cash provided by investing activities of $215.2 million consisted primarily of net maturities of investments of $213.6 million. Cash provided by financing activities of $1.8 million consisted primarily of proceeds from employee stock plan activity. Cash used in operating activities of $40.2 million consisted of the net loss for the period of $33.5 million, adjusted for non-cash charges totaling $16.9 million and changes to working capital totaling $23.6 million, the most significant component of which was a decrease in accrued restructuring costs of $17.7 million. Non-cash charges include depreciation and amortization, restructuring charges and related asset impairments, and stock compensation.

As a result of the financial demands of major network deployments, service providers are continuing to request financing assistance from their suppliers. From time to time we have provided extended payment terms on trade receivables to certain key customers to assist them with their network deployment plans. In addition, although we currently do not have any such arrangements, we may provide or commit to extend additional credit or credit support, such as vendor financing, to our customers, as we consider appropriate in the course of our business. Our ability to provide customer financing is limited and depends on a number of factors, including our capital structure, the level of our available credit and our ability to factor commitments. The extension of financing to our customers will limit the capital that we have available for other uses.

Currently, our primary source of liquidity comes from our cash and cash equivalents and investments, which totaled $1.01 billion at January 25, 2003. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities ranging from 90 days to three years. At January 25, 2003, $381.2 million of investments with maturities of less than one year were classified as short-term investments, and $276.1 million of investments with maturities of greater than one year were classified as long-term investments. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and investments will continue to be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances due within one year. At January 25, 2003, more than 90% of our accounts receivable balance was attributable to two international customers, including amounts due from one customer under an extended payment term arrangement. As of January 25, 2003, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future.

Our fixed commitments for cash expenditures consist primarily of payments under operating leases totaling $25.8 million, payable as follow: remainder of fiscal 2003 $3.4 million, fiscal 2004 – $6.4 million, fiscal 2005 – $6.3 million, fiscal 2006 – $3.7 million, and fiscal 2007 – $6.0 million. We do not currently have any material commitments for capital expenditures. We currently intend to fund our fixed commitments under operating leases and any required capital expenditures over the next few years using our existing cash, cash equivalents and investments.

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

As a result of the sharp contraction in the availability of capital to our industry and substantially reduced capital expenditures by service providers, our revenue began to decline in the third quarter of fiscal 2001, and we have incurred significant operating losses since that time. Our net loss for fiscal 2002 was $379.7 million and for the six months ended January 25, 2003 was $33.5 million. Our costs are based largely on the requirements that we believe are necessary to support sales to incumbent service providers. We anticipate that our cost of revenue, gross profit and operating results will continue to be adversely affected by our decision to maintain our current cost structure.

In addition to the economic downturn and the decline in capital spending by telecommunications service providers, the ongoing economic situation following the September 2001 terrorist acts and the related military actions appears to have added additional uncertainty to an already weak overall economic environment. Further acts of war or terrorism, or related effects such as disruptions in air transportation, enhanced security measures and political instability in certain foreign countries, may adversely affect our business, operating results and financial condition. The telecommunications equipment industry remains severely depressed. Our business and results of operations have been and will continue to be seriously harmed if economic conditions do not improve.

We depend entirely on our line of intelligent optical networking products and our future revenue depends on their commercial success.

Our future revenue depends on the commercial success of our line of intelligent optical networking products. Since the third quarter of fiscal 2001, we have narrowed the scope of our product offerings, including discontinuing development of our standalone transport products. As of January 25, 2003, our SN 3000 Optical Edge Switch, SN 16000 and SN 16000 SC Intelligent Optical Switches and Silvx Manager Network Management System are the primary focus of our current development efforts. To be successful, we believe that we must continually enhance the capabilities of our existing products, and successfully develop and introduce new products. We cannot assure you that we will be successful in:

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

We are directing our sales efforts primarily toward incumbent service providers, many of which have made significant investments in traditional optical networking equipment. We believe that our mesh-based architecture offers significant competitive advantages over traditional optical networking equipment. If we are unable to convince incumbent service providers to deploy our intelligent optical networking solutions and transition their networks toward more flexible, data-centric mesh architectures, our business and results of operations will be seriously harmed.

We expect that substantially all of our revenue will be generated from a limited number of customers, and our revenue depends substantially upon product sales to these customers.

Currently we have a limited number of customers. For the six months ended January 25, 2003, three international customers accounted for the majority of our revenue. In any given quarter, a relatively small number of customers typically comprise a large percentage of total revenue, though the composition of these customers may vary from quarter to quarter. During fiscal 2002, Vodafone accounted for 45% of our revenue and NTT Communications accounted for 20% of our revenue. In fiscal 2001, Williams Communications accounted for 47% of our revenue and 360networks accounted for 11% of our revenue. In fiscal 2000, Williams accounted for 92% of our revenue.

Through fiscal 2001, a large percentage of our sales were made to emerging service providers such as Williams and 360networks. Many of these emerging service providers have experienced severe financial difficulties, causing them to dramatically reduce their capital expenditures, and in many cases, file for bankruptcy protection. Although some emerging service providers may emerge from bankruptcy protection, they may no longer have the need or the resources to build out their network infrastructures. As a result, we believe that sales to emerging service providers are likely to remain at reduced levels.

None of our customers are contractually committed to purchase any minimum quantities of products from us. We expect that in the foreseeable future a majority of our revenue will continue to depend on sales of our products to a limited number of customers. The rate at which our current and prospective customers purchase products from us will depend, in part, on their success in selling communications services based on these products to their own customers. Any failure of current or prospective customers to purchase products from us for any reason, including any determination not to install our products in their networks or a downturn in their business, would seriously harm our financial condition or results of operations.

If we fail to increase our sales to incumbent service providers or to establish successful relationships with distribution partners, our results of operations will be affected adversely.

To be successful, we will need to increase our sales to incumbent service providers, which typically have longer sales evaluation cycles and also have reduced their capital spending plans. Many incumbent service providers have recently announced reductions in their capital expenditure budgets, reduced their revenue forecasts, or announced restructurings. In addition, we are focused on establishing successful relationships with a variety of distribution partners. We have entered into agreements with several distribution partners, some of which also sell products that compete with our products. We cannot be certain that we will be able to retain or attract distribution partners on a timely basis or at all, or that the distribution partners will devote adequate resources to selling our products. We have relatively limited experience in selling our products to incumbent service providers and distribution partners. There can be no assurance that we will be successful in increasing our sales to incumbent service providers and distribution partners.

We expect gross margins to remain at low levels in the near term.

Beginning in the third quarter of fiscal 2001, our gross margins declined significantly compared to historical levels. Our cost of revenue exceeded revenue for the first six months of fiscal 2003 and certain other previous quarters. We continue to experience lower gross margins compared to historical levels. We anticipate that gross margins are likely to continue to be adversely affected by several factors, including:

*	reduced demand for our products;

*	the effects of product volumes and manufacturing efficiencies,

*	component limitations;

*	the mix of products and services sold;

*	increases in material and labor costs;

*	loss of cost savings due to changes in component pricing or charges incurred if we do not correctly anticipate product demand;

*	competitive pricing; and

*	possible exposure to excess and obsolete inventory charges, such as the charges that occurred in the prior restructuring programs.

Current economic conditions combined with our limited operating history makes forecasting difficult.

Current economic conditions in the telecommunications industry, combined with our limited operating history, make it difficult to forecast revenue accurately. At present, we are currently maintaining a significant cost structure particularly within the research and development, manufacturing and customer support organizations that we believe is necessary in order to sell our products to incumbent service providers. Our ability to sell products and the level of success, if any, we may achieve depend, among other things, upon the level of demand for intelligent optical networking products, which continues to be a rapidly evolving market. In addition, we continue to have limited visibility into the capital spending plans of our current and prospective customers. This increases the difficulty of forecasting our revenue or predicting any recovery in capital spending trends. We have directed our sales efforts primarily toward incumbent service providers, many of which have historically financed their capital expenditures using significant amounts of debt. In recent periods, many of these incumbent service providers have come under increased scrutiny from credit rating agencies and investors due to their relatively high debt levels. We believe this may limit their ability to make future equipment purchases. We expect these conditions are likely to continue to limit our ability to forecast our revenue. If operating results are below the expectations of our investors and market analysts, this could cause declines in the price of our common stock.

Our failure to generate sufficient revenue would prevent us from achieving profitability.

Beginning in the third quarter of fiscal 2001, our revenue has declined considerably and we have incurred significant operating losses since that time. As of January 25, 2003, we had an accumulated deficit of $714.6 million. We cannot assure you that our revenue will increase or that we will generate sufficient revenue to achieve or sustain profitability. We are currently maintaining a significant cost structure particularly within the research and development, manufacturing and customer support organizations. As a result, we will need to generate significantly higher revenue over the current levels in order to achieve and maintain profitability.

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

A customer’s decision to purchase our intelligent optical networking products involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. As a result, our sales cycle is lengthy and recently has increased in length, as we have directed our sales efforts primarily toward incumbent service providers. Throughout the sales cycle, we spend considerable time and expense educating and providing information to prospective customers about the use and features of our products. Even after making a decision to purchase our products, we believe that most customers will deploy the products slowly and deliberately. Timing of deployment can vary widely and depends on the economic environment of our customers, the skills of our customers, the size of the network deployment and the complexity of our customers’ network environment.

Historically, customers with complex networks typically have expanded their networks in large increments periodically. Accordingly, in the event that customer order activity increased, we could receive purchase orders for significant dollar amounts on an irregular and unpredictable basis. Because of our limited operating history and the nature of our business, we cannot predict these sales and deployment cycles. The long sales cycles, as well as our expectation that customers may tend to place large orders sporadically with short lead times, may cause our revenue and results of operations to vary significantly and unexpectedly from quarter to quarter.

Our products are complex and are deployed in complex environments and may have errors or defects that we find only after full deployment, which could seriously harm our business.

Our intelligent optical networking products are complex and are designed to be deployed in large and complex networks. Our customers may discover errors or defects in the hardware or the software, or the product may not operate as expected after it has been fully deployed. From time to time, there may be interruptions or delays in the deployment of our products due to product performance problems or post-delivery obligations. If we are unable to fix errors or other problems, or if our customers experience interruptions or delays that cannot be promptly resolved, we could experience:

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

Our future success will depend on our attracting additional customers. Due to the overall economic downturn in our industry and the financial difficulties experienced by emerging service providers and certain incumbent service providers, the number of potential customers for our products at the current time has been reduced. Our ability to attract new customers could also be affected adversely by:

*	customer unwillingness to implement our optical networking architecture;

*	difficulty in accurately forecasting evolving customer requirements;

*	delays or difficulties that we may incur in completing the development, introduction and production manufacturing of our planned products or product enhancements;

*	new product introductions by our competitors;

*	any failure of our products to perform as expected; or

*	any difficulty we may incur in meeting customers’ delivery, installation or performance requirements.

Our business is subject to risks from international operations.

International sales represented 87% of total revenue in fiscal 2002, and 82% of total revenue in the first six months of fiscal 2003, and we expect that international sales will continue to represent a significant portion of our revenue primarily in Europe and Japan. Doing business internationally requires significant management attention and financial resources to successfully develop direct and indirect sales channels and to support customers in international markets. While international sales currently represent a high percentage of total revenue, these sales are concentrated within a relatively small number of customers. We may not be able to maintain or expand international market demand for our products.

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

We currently purchase several key components, including commercial digital signal processors, central processing units, field programmable gate arrays, switch fabric, and SONET transceivers, from single or limited sources. We purchase each of these components on a purchase order basis and have no long-term contracts for these components. Although we believe that there are alternative sources for each of these components, in the event of a disruption in supply, we may not be able to develop an alternate source in a timely manner or on favorable terms. Such a failure could hurt our ability to deliver our products to our customers and negatively affect our operating margins. In addition, our reliance on our suppliers exposes us to potential supplier production difficulties or quality variations. Any disruption in supply could seriously impact our revenue and results of operations.

Throughout the downturn in the telecommunications industry, the optical component industry has been downsizing manufacturing capacity while consolidating product lines from earlier acquisitions. In the past year, several suppliers exited the market for optical components, and others have announced reductions of their product offerings. These announcements, or similar decisions by other suppliers, could result in reduced competition and higher prices for the components we purchase. In addition, the loss of a source of supply for key components could require us to incur additional costs to redesign our products that use those components. If any of these events occurred, our results of operations could be materially adversely affected.

We utilize contract manufacturers and any disruption in these relationships may cause us to fail to meet the demands of our customers and damage our customer relationships.

We have limited internal manufacturing capabilities. We utilize contract manufacturers to manufacture our products in accordance with our specifications and to fill orders on a timely basis. We may not be able to manage our relationship with our contract manufacturers effectively, and our contract manufacturers may not meet our future requirements for timely delivery. Our contract manufacturers also build products for other companies, and we cannot assure you that they will always have sufficient quantities of inventory available to fill orders placed by our customers or that they will allocate their internal resources to fill these orders on a timely basis. In addition, our utilization of contract manufacturers limits our ability to control the manufacturing processes of our products, which exposes us to risks including the unpredictability of manufacturing yields and a reduced ability to control the quality of finished products.

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

Our inability to anticipate inventory requirements may result in inventory charges or delays in product shipments.

During the normal course of business, we may provide demand forecasts to our contract manufacturers up to six months prior to scheduled delivery of products to our customers. If we overestimate our requirements, the contract manufacturers may assess cancellation penalties or we may have excess inventory which could negatively impact our gross margins. During the first quarter of fiscal 2002, we recorded an excess inventory charge of $102.4 million due to a severe decline in our forecasted revenue. A portion of this charge was related to inventory purchase commitments. If we underestimate our requirements, the contract manufacturers may have inadequate inventory that could interrupt manufacturing of our products and result in delays in shipment to our customers and revenue recognition. We also could incur additional charges to manufacture our products to meet our customer deployment schedules.

If we do not respond rapidly to technological changes, our products could become obsolete.

The market for intelligent optical networking products continues to evolve, and has been characterized by rapid technological change, frequent new product introductions and changes in customer requirements. We may be unable to respond quickly or effectively to these developments. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent developing, introducing or marketing new products and enhancements.

The introduction of new products by competitors, market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products obsolete.

In developing our products, we have made, and will continue to make, assumptions about the standards that may be adopted by our customers and competitors. If the standards adopted are different from those that we have chosen to support, market acceptance of our products may be significantly reduced or delayed and our business will be seriously harmed. The introduction of products incorporating new technologies and the emergence of new industry standards could render our existing products obsolete.

In addition, in order to introduce products incorporating new technologies and new industry standards, we must be able to gain access to the latest technologies of our customers, our suppliers and other network vendors. Any failure to gain access to the latest technologies could impair the competitiveness of our products.

We will not retain customers or attract new customers if we fail to anticipate and meet specific customer requirements or if our products do not interoperate with our customers’ existing networks.

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

We intend to continue to invest in product and technology development. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends and significant capital resources. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction, volume production or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. Our inability to manage this transition effectively would cause us to lose current and prospective customers.

Many of our customers utilize multiple protocol standards, and each of our customers may have different specification requirements to interface with their existing networks. Our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Specifically, incumbent service providers typically have fewer evolutionary networks that contain more generations of products. Our products must interoperate with all of the products within our customers’ networks as well as future products in order to meet our customers’ requirements. The requirement that we modify product design in order to achieve a sale may result in a longer sales cycle, increased research and development expense and reduced margins on our products. If our products do not interoperate with those of our customers’ networks, installations could be delayed or orders for our products could be cancelled. This would also seriously harm our reputation, all of which could seriously harm our business and prospects.

Our market is highly competitive, and our failure to compete successfully could adversely affect our market position.

Competition in the public network infrastructure market is intense. Large companies, such as Nortel Networks, Lucent Technologies, Alcatel and Ciena Corporation, have historically dominated this market. In addition, a number of smaller companies have either announced plans for new products or introduced new products to address the same network problems that our products address. Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial and other resources, including vendor-sponsored financing programs. Moreover, our competitors may foresee the course of market developments more accurately and could develop new technologies that compete with our products or even render our products obsolete.

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

In addition, we believe that knowledge of the infrastructure requirements applicable to service providers, experience in working with service providers to develop new services for their customers, and the ability to provide vendor-sponsored financing are important competitive factors in our market. We have a limited ability to provide vendor-sponsored financing and this may influence the purchasing decisions of prospective customers, who may decide to purchase products from one of our competitors who are able to provide more extensive financing programs. Furthermore, as we are increasingly directing our sales efforts toward incumbent service providers which typically have longer sales evaluation cycles, we believe that being able to demonstrate strong financial viability is becoming an increasingly important consideration to our customers in making their purchasing decisions.

If we are unable to compete successfully against our current and future competitors, we could experience price reductions, order cancellations and reduced gross margins, any one of which could materially and adversely affect our business, results of operations and financial condition.

Industry consolidation may result in stronger competition.

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

The market for intelligent optical networking products continues to evolve. In recent periods, there has been a sharp decline in capital spending by our current and prospective customers. The market for our long-haul transport equipment has diminished substantially, and as a result, we made a strategic decision to discontinue the development of our standalone transport products during the fourth quarter of fiscal 2002. We cannot assure you that a viable market for our products will develop or be sustainable. If this market does not develop, develops more slowly than we expect or is not sustained, our business, results of operations and financial condition would be seriously harmed.

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

The majority of our product sales to date have been to emerging service providers rather than incumbent service providers. We believe that it is important for us to increase our sales to incumbent service providers. Incumbent service providers typically have longer sales evaluation cycles than emerging service providers, and we have limited experience in selling our products to incumbent service providers. In addition, we are currently investing in product certification standards required by some of our customers which will be necessary for us to increase our sales to incumbent service providers. While we have made a commitment to invest resources in obtaining product certification standards, there is no assurance that such efforts will enable us to increase our sales to incumbent service providers. Furthermore, while we have received certain product certifications with our latest software releases, subsequent releases of software on our products may require further investment of resources and requests to obtain product certification. Any failure to establish or maintain strong customer relationships, including product certification standards, could have a material adverse effect on our business and results of operations.

Our failure to continually improve our internal controls and systems, and retain needed personnel could adversely affect our results of operations.

Since inception, the scope of our operations has increased and we have grown our headcount substantially. However, beginning in the third quarter of fiscal 2001, we have reduced our headcount levels significantly, due primarily to our restructuring activities. At January 25, 2003, we had a total of 405 employees, which represents a reduction of approximately 60% from headcount levels immediately prior to our restructuring programs. Our initial growth, followed by more recent headcount reductions, has placed a significant strain on our management systems and resources. Our ability to successfully offer our products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial, managerial and manufacturing controls and reporting systems, and will need to effectively manage our headcount levels worldwide. We may not be able to implement adequate control systems in an efficient and timely manner. In spite of recent economic conditions, competition for highly skilled personnel is intense, especially in the New England area where we are headquartered. Any failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could adversely affect our results of operations.

We depend on our key personnel to manage our business effectively in a rapidly changing market, and if we are unable to retain our key employees, our ability to compete could be harmed.

We depend on the continued services of our executive officers and other key engineering, sales, marketing and support personnel, who have critical industry experience and relationships that we rely on to implement our business plan. None of our officers or key employees is bound by an employment agreement for any specific term. We do not have “key person” life insurance policies covering any of our employees. All of our key employees have been granted stock-based awards that are intended to represent an integral component of their compensation package. These stock-based awards may not provide the intended incentive to our employees if our stock price declines or experiences significant volatility. The loss of the services of any of our key employees, the inability to attract and retain qualified personnel in the future, or delays in hiring qualified personnel could delay the development and introduction of, and negatively impact our ability to sell, our products.

If we become subject to unfair hiring, wrongful termination or other employment related claims, we could incur substantial costs in defending ourselves.

Companies in our industry, whose employees accept positions with competitors, frequently claim that their competitors have engaged in unfair hiring practices. We cannot assure you that we will not become parties to claims of this kind or other claims relating to our employees, or that those claims will not result in material litigation. In response to changing business conditions, we have terminated approximately 600 employees since the third quarter of fiscal 2001, and as a result, we may face claims relating to their compensation and/or wrongful termination based on discrimination. We could incur substantial costs in defending ourselves, or our employees, against such claims, regardless of the merits of such actions. In addition, such claims could divert the attention of our management away from our operations.

We face certain litigation risks.

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Part II, Item 1 – “Legal Proceedings”.

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

Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves, and possibly our customers, manufacturers or suppliers against the alleged infringement. Regardless of their merit, these claims could result in costly litigation and subject us to the risk of significant liability for damages. These claims, again regardless of their merit, would likely be time consuming and expensive to resolve, would divert management time and attention and would put us at risk to:

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

As of January 25, 2003, we have made strategic investments in privately held companies totaling approximately $26.0 million, and we may decide to make additional investments in the future. In fiscal 2002, we recorded impairment losses of $24.8 million relating to these investments. These types of investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in certain or all of these companies.

Any extension of credit to our customers may subject us to credit risks and limit the capital that we have available for other uses.

We continue to receive requests for financing assistance from customers and potential customers and we expect these requests to continue. We believe the ability to offer financing assistance can be a competitive factor in obtaining business. From time to time we have provided extended payment terms on trade receivables to certain key customers to assist them with their network deployment plans. In addition, we may provide or commit to extend additional credit or credit support, such as vendor financing, to our customers as we consider appropriate in the course of our business. Such financing activities subject us to the credit risk of customers whom we finance. In addition, our ability to recognize revenue from financed sales will depend upon the relative financial condition of the specific customer, among other factors. Although we have programs in place to monitor the risk associated with vendor financing, we cannot assure you that such programs will be effective in reducing our risk of an impaired ability to pay on the part of a customer whom we have financed. We could experience losses due to customers failing to meet their financial obligations that could harm our business and materially adversely affect our operating results and financial condition, such as the losses that we incurred during the first quarter of fiscal 2002.

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

Historically, the market for technology stocks has been extremely volatile. Our common stock has experienced, and may continue to experience, substantial price volatility. The following factors could cause the market price of our common stock to fluctuate significantly:

*	our loss of a major customer;

*	significant changes or slowdowns in the funding and spending patterns of our current and prospective customers;

*	the addition or departure of key personnel;

*	variations in our quarterly operating results;

*	announcements by us or our competitors of significant contracts, new products or product enhancements;

*	failure by us to meet product milestones;

*	acquisitions, distribution partnerships, joint ventures or capital commitments;

*	regulatory changes in telecommunications;

*	variations between our actual results and the published expectations of analysts;

*	changes in financial estimates by securities analysts;

*	sales of our common stock or other securities in the future;

*	changes in market valuations of networking and telecommunications companies; and

*	fluctuations in stock market prices and volumes.

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

As of January 25, 2003, options to purchase a total of 29.8 million shares of our common stock were outstanding. While these options are subject to vesting schedules, a number of the shares underlying these options are freely tradable. Sales of a substantial number of shares of our common stock could cause our stock price to fall or increase the volatility of our stock price. In addition, sales of shares by our stockholders could impair our ability to raise capital through the sale of additional stock.

Insiders own a substantial number of Sycamore shares and could limit your ability to influence the outcome of key transactions, including changes of control.

As of January 25, 2003, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 40.3% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments and other market risk sensitive instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increase immediately and uniformly by 10 percent from levels at January 25, 2003, the fair value of the portfolio would decline by approximately $0.8 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Foreign Currency Exchange Rate Sensitivity

We operate primarily in the United States, and the majority of our sales since inception have been made in US dollars. However, our business has become increasingly global, with international revenue representing 87% of total revenue in fiscal 2002, and 82% of total revenue in the first six months of fiscal 2003, and we expect that international sales will continue to represent a significant portion of our revenue primarily in Europe and Japan. Fluctuations in foreign currencies may have an impact on our financial results, although to date the impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

Item 4.

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the filing date of this quarterly report, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that, as of the date the evaluation was conducted, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act of 1934, as amended.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

Part II. Other Information

Item 1. Legal Proceedings

Beginning on July 2, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors (the “Individual Defendants”) and the underwriters for the Company’s initial public offering on October 21, 1999. Some of the complaints also include the underwriters for the Company’s follow-on offering on March 14, 2000. The complaints were consolidated into a single action and an amended complaint was filed on April 19, 2002. The amended complaint was filed on behalf of persons who purchased the Company’s common stock between October 21, 1999 and December 6, 2000. The amended complaint alleges violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the assertion that the Company’s lead underwriters, the Company and the other named defendants made material false and misleading statements in the Company’s Registration Statements and Prospectuses filed with the SEC in October 1999 and March 2000 because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the Company’s public offerings and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. The amended complaint alleges claims against the Company, several of the Company’s officers and directors and the underwriters under Sections 11 and 15 of the Securities Act. It also alleges claims against the Company, the individual defendants and the underwriters under Sections 10(b) and 20(a) of the Securities Exchange Act. The action against the Company is being coordinated with approximately three hundred other nearly identical actions filed against other companies. The actions seek damages in an unspecified amount. On October 9, 2002, the court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. An opposition to that motion was filed on behalf of the plaintiffs and a reply brief was filed on behalf of the defendants. On February 19, 2003, the Court denied the motion to dismiss with respect to the Company. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously. The Company is not currently able to estimate the possibility of loss or range of loss, if any, relating to these claims.

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

Item 4.

Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting held on December 19, 2002, the stockholders of the Company elected the following nominees, each to serve for a three-year term as a Class III Director and until their respective predecessors are elected and qualified:

Nominee	For	Withheld

Daniel E. Smith	233,357,784	4,944,726

Paul W. Chisholm	234,279,051	4,023,459

Gururaj Deshpande, Timothy A. Barrows, Paul J. Ferri and John W. Gerdelman also continued as directors of the Company after the annual meeting.

At the same annual meeting, the stockholders of the Company ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending July 31, 2003 by the following vote:

For	Against	Abstention

235,541,753	2,494,676	266,081

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

(a) List of Exhibits

Number		Exhibit Description

3.1		Amended and Restated Certificate of Incorporation of the Company (2)

3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4		Amended and Restated By-Laws of the Company (2)

4.1		Specimen common stock certificate (1)

4.2		See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

99.1	(a)	Certification of Chief Executive Officer

99.1	(b)	Certification of Chief Financial Officer

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).

(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).

(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.

(b) Reports on Form 8-K : The Company has not filed any reports on Form 8-K during the three month period ended January 25,                                              2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sycamore Networks, Inc.

/s/ Frances M. Jewels
Frances M. Jewels
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: March 7, 2003

CERTIFICATIONS

I, Daniel E. Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sycamore Networks, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: March 7, 2003

/s/ DANIEL E. SMITH
Daniel E. Smith Chief Executive Officer

I, Frances M. Jewels, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sycamore Networks, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

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