Form 10-Q
period 2003-04-26
SYCAMORE NETWORKS INC
filed 2003-06-05
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 26, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒.

The number of shares outstanding of the Registrant’s Common Stock as of May 23, 2003 was 271,916,034.

Sycamore Networks, Inc.

Index

Part I. Financial Information

Part I. Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	April 26, 2003	July 31, 2002
Assets
Current assets:
Cash and cash equivalents	$237,444	$172,658
Short-term investments	320,762	509,350
Accounts receivable, net of allowance for doubtful accounts of $4,684 at April 26, 2003 and July 31, 2002	11,275	18,187
Inventories	6,928	12,940
Prepaids and other current assets	4,567	3,447

Total current assets	580,976	716,582

Property and equipment, net	17,025	32,696
Long-term investments	446,791	361,537
Other assets	3,331	7,760

Total assets	$1,048,123	$1,118,575

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,172	$6,104
Accrued compensation	2,512	3,896
Accrued warranty	4,864	5,499
Accrued expenses	4,478	7,649
Accrued restructuring costs	24,905	48,167
Deferred revenue	3,988	4,978
Other current liabilities	3,114	3,759

Total current liabilities	47,033	80,052

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 2,500,000 shares authorized; 271,606 and 273,681 shares issued at April 26, 2003 and July 31, 2002, respectively	272	274
Additional paid-in capital	1,733,768	1,732,846
Accumulated deficit	(726,459)	(681,086)
Deferred compensation	(10,608)	(17,910)
Treasury stock, at cost, 150 and 1,933 shares held at April 26, 2003 and July 31, 2002, respectively	(9)	(158)
Accumulated other comprehensive income	4,126	4,557

Total stockholders’ equity	1,001,090	1,038,523

Total liabilities and stockholders’ equity	$1,048,123	$1,118,575

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc .

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002
Revenue:
Product	$7,696	$6,929	$17,997	$39,826
Service	2,905	6,653	9,367	16,799

Total revenue	10,601	13,582	27,364	56,625

Cost of revenue:
Product (exclusive of non-cash stock-based compensation expense of $170, $220, $508 and $727)	6,071	(2,587)	16,786	124,221
Service (exclusive of non-cash stock-based compensation expense of $171, $220, $546 and $666)	2,631	5,639	9,646	20,848
Stock-based compensation	341	440	1,054	1,393

Total cost of revenue	9,043	3,492	27,486	146,462

Gross profit (loss)	1,558	10,090	(122)	(89,837)
Operating expenses:
Research and development (exclusive of non-cash stock-based compensation expense of $844, $2,395, $2,562 and $7,460)	12,679	25,541	40,038	88,041
Sales and marketing (exclusive of non-cash stock-based compensation expense of $425, $2,205, $1,553 and $8,771)	4,884	8,870	14,896	33,953
General and administrative (exclusive of non-cash stock-based compensation expense of $387, $501, $1,305 and $1,778)	1,852	2,186	5,261	7,990
Stock-based compensation	1,656	5,101	5,420	18,009
Restructuring charges and related asset impairments	(2,193)	—	(2,193)	77,306

Total operating expenses	18,878	41,698	63,422	225,299

Loss from operations	(17,320)	(31,608)	(63,544)	(315,136)
Losses on investments	—	—	—	(22,737)
Interest and other income, net	5,426	8,765	18,171	31,746

Loss before income taxes	(11,894)	(22,843)	(45,373)	(306,127)
Provision for income taxes	—	—	—	—

Net loss	$(11,894)	$(22,843)	$(45,373)	$(306,127)

Basic and diluted net loss per share	$(0.04)	$(0.09)	$(0.17)	$(1.21)
Weighted-average shares used in computing basic and diluted net loss per share	266,638	256,468	264,640	252,877

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	April 26, 2003	April 27, 2002
Cash flows from operating activities:
Net loss	$(45,373)	$(306,127)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	17,255	32,440
Stock-based compensation	6,474	19,402
Restructuring charges and related asset impairments	1,000	134,022
Changes in operating assets and liabilities:
Accounts receivable	6,912	16,828
Inventories	6,012	1,344
Prepaids and other current assets	(1,120)	5,107
Deferred revenue	(990)	434
Accounts payable	(2,932)	(49,664)
Accrued expenses and other current liabilities	(5,835)	(8,373)
Accrued restructuring costs	(23,262)	(29,354)

Net cash used in operating activities	(41,859)	(183,941)

Cash flows from investing activities:
Purchases of property and equipment	(2,584)	(13,036)
Purchases of investments	(300,503)	(781,671)
Maturities of investments	403,406	740,404
Decrease in other assets	4,429	5,286

Net cash provided by (used in) investing activities	104,748	(49,017)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,049	3,056
Purchase of treasury stock	(152)	(280)

Net cash provided by financing activities	1,897	2,776

Net increase (decrease) in cash and cash equivalents	64,786	(230,182)
Cash and cash equivalents, beginning of period	172,658	492,500

Cash and cash equivalents, end of period	$237,444	$262,318

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements

(unaudited)

1. Description of Business

Sycamore Networks, Inc. (the “Company”) was incorporated in Delaware on February 17, 1998. The Company develops and markets intelligent optical networking products for telecommunications service providers worldwide. The Company has developed software and advanced hardware capabilities that allow a service provider to improve the fundamental economics of their network by reducing both capital and operating costs and enabling them to offer revenue-generating services to their customers.

2. Basis of Presentation

The accompanying financial data as of April 26, 2003 and for the three and nine months ended April 26, 2003 and April 27, 2002 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of April 26, 2003, and results of operations and cash flows for the periods ended April 26, 2003 and April 27, 2002 have been made. The results of operations and cash flows for the periods ended April 26, 2003 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

3. Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of SFAS No. 123”, amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based compensation and the effect of the method used on reported results.

The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the intrinsic value method, when the exercise price of the Company’s employee stock awards equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s Consolidated Statements of Operations. The Company currently recognizes compensation expense under APB 25 relating to certain stock options and restricted stock with exercise prices below fair market value.

The Company is required under SFAS 123 to disclose pro forma information regarding the stock awards made to its employees based on specified valuation techniques that produce estimated compensation charges.

The pro forma information is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002
Net loss:
As reported	$(11,894)	$(22,843)	$(45,373)	$(306,127)
Stock-based employee compensation cost included in reported net loss under APB 25	1,997	5,541	6,474	19,402
Stock-based employee compensation cost that would have been included in reported net loss if the fair value provisions of FAS 123 had been applied to all awards	(10,103)	(30,464)	(38,167)	(102,789)

Pro forma	$(20,000)	$(47,766)	$(77,066)	$(389,514)

Basic and diluted net loss per share:
As reported	$(0.04)	$(0.09)	$(0.17)	$(1.21)
Pro forma	$(0.08)	$(0.19)	$(0.29)	$(1.54)

The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future periods. The fair value of the stock options at the date of grant was estimated using the Black-Scholes model.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002
Numerator:
Net loss	$(11,894)	$(22,843)	$(45,373)	$(306,127)

Denominator:
Weighted-average shares of common stock outstanding	271,518	271,657	271,489	272,252
Weighted-average shares subject to repurchase	(4,880)	(15,189)	(6,849)	(19,375)

Shares used in per-share calculation – basic and diluted	266,638	256,468	264,640	252,877

Net loss per share:
Basic and diluted	$(0.04)	$(0.09)	$(0.17)	$(1.21)

Options to purchase 28.3 million and 29.7 million shares of common stock, at respective average exercise prices of $7.86 and $10.16, have not been included in the computation of diluted net loss per share for the three and nine months ended April 26, 2003 and April 27, 2002, respectively, as their effect would have been anti-dilutive. Warrants to purchase 150,000 shares of common stock at an exercise price of $11.69 have not been included in the computation of diluted net loss per share for the three and nine months ended April 26, 2003 and April 27, 2002, as their effect would have been anti-dilutive. The warrants expired during the three months ended April 26, 2003.

5. Inventories

Inventories consisted of the following (in thousands):

	April 26, 2003	July 31, 2002
Raw materials	$1,105	$3,609
Work in process	696	964
Finished goods	5,127	8,367

Total inventories	$6,928	$12,940

6. Comprehensive Loss

The components of comprehensive loss consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002
Net loss	$(11,894)	$(22,843)	$(45,373)	$(306,127)
Unrealized loss on investments	(510)	(2,428)	(431)	(2,464)

Comprehensive loss	$(12,404)	$(25,271)	$(45,804)	$(308,591)

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

During the third quarter of fiscal 2003, the Company recorded a net $2.2 million credit to operating expenses due to various changes in estimates relating to all of the Company’s restructuring activities. The changes in estimates primarily consisted of a $6.4 million reduction in the accrual for estimated legal matters associated with the restructuring activities, a $0.9 million credit relating to proceeds received from the disposal of certain equipment and a $0.8 million reduction in the costs associated with a workforce reduction, partially offset by $4.9 million of additional facility consolidation charges. In addition, the Company recorded a $1.0 million charge for the write-down of certain land. While the Company has reduced the accrual for potential legal matters based on its current estimate as adjusted for events within the current quarter, given the inherent uncertainties involved in such matters, it is reasonably possible that we may incur a loss in addition to the amount accrued. In addition, in the event that other contingencies associated with the restructuring activities occur, or the estimates associated with the restructuring activities are revised, the Company may be required to record additional charges or credits against the reserves previously recorded for the Company’s restructuring activities.

As of April 26, 2003, the Company had $24.9 million in accrued restructuring costs. Details regarding each of the restructuring programs are described below.

Fiscal 2001 Restructuring:

The fiscal 2001 restructuring program included a workforce reduction of 131 employees, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products and overlapping feature sets. The Company recorded restructuring charges and related asset impairments of $81.9 million classified as operating expenses and an excess inventory charge of $84.0 million relating to discontinued product lines, which was classified as cost of revenue. The restructuring charges included amounts accrued for potential legal matters, administrative expenses and professional fees associated with the restructuring activities, including employment termination related claims. The fiscal 2001 restructuring program was substantially completed during the first half of fiscal 2002. In the fourth quarter of fiscal 2002, the Company recorded a net $2.1 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted primarily of $4.7 million of additional facility consolidation charges due to less favorable sublease assumptions, offset by a $6.7 million reduction in the potential legal matters associated with the restructuring activities. During the third quarter of fiscal 2003, the Company recorded a net $2.3 million charge to operating expenses due to various changes in estimates. The changes in estimates consisted primarily of $3.6 million of additional facility consolidation charges due to less favorable sublease assumptions, partially offset by a $1.3 million reduction in the accrual for potential legal matters associated with the restructuring activities. As of April 26, 2003, the projected future cash payments of $15.3 million consist of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007, and potential legal matters and administrative expenses associated with the restructuring activities.

The restructuring charges and related asset impairments recorded in the fiscal 2001 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Cash Payments	Adjustments	Accrual Balance at July 31, 2002	Cash Payments	Adjustments	Accrual Balance at April 26, 2003
Workforce reduction	$4,174	$829	$3,203	$142	$—	$—	$—	$—
Facility consolidations and certain other costs	24,437	1,214	5,419	1,994	15,810	2,808	(2,261)	15,263
Inventory and asset write-downs	137,285	84,972	52,313	—	—	—	—	—

Total	$165,896	$87,015	$60,935	$2,136	$15,810	$2,808	$(2,261)	$15,263

First Quarter Fiscal 2002 Restructuring:

The first quarter fiscal 2002 restructuring program included a workforce reduction of 239 employees, consolidation of excess facilities and charges related to excess inventory and other asset impairments. As a result, the Company recorded restructuring charges and related asset impairments of $77.3 million classified as operating expenses and an excess inventory charge of $102.4 million classified as cost of revenue. In addition, the Company recorded charges totaling $22.7 million, classified as a non-operating expense, relating to impairments of investments in non-publicly traded companies that were determined to be other than temporary. The restructuring charges included $7.1 million of costs relating to the workforce reduction, $11.2 million related to the write-down of certain land, lease terminations and non-cancelable lease costs and $6.0 million for potential legal matters, administrative expenses and professional fees associated with the restructuring activities, including employment termination related claims. The restructuring charges also included $102.4 million for inventory write-downs and non-cancelable purchase commitments for inventories due to a severe decline in the forecasted demand for the Company’s products and $53.1 million for asset impairments related to the Company’s vendor financing agreements and fixed assets that were abandoned by the Company.

The first quarter fiscal 2002 restructuring program was substantially completed during the fourth quarter of fiscal 2002. During the third and fourth quarters of fiscal 2002, the Company recorded credits totaling $10.8 million to cost of revenue due to changes in estimates, the majority of which related to favorable settlements with contract manufacturers for non-cancelable inventory purchase commitments. In addition, during the fourth quarter of fiscal 2002, the Company recorded a net $1.7 million credit to operating expenses relating to various changes in estimates. The changes in estimates consisted of a $1.7 million reduction in potential legal matters associated with the restructuring activities and the reversal of an accrued liability of $0.8 million for workforce reductions, partially offset by $0.8 million of additional facility consolidation charges due to less favorable sublease assumptions. During the third quarter of fiscal 2003, the Company recorded a net $0.5 million credit to operating expenses due to various changes in estimates. The changes in estimates primarily consisted of a $1.3 million reduction in the accrual for potential legal matters associated with the restructuring activities, partially offset by $0.8 million of additional facility consolidation charges due to less favorable sublease assumptions. In addition, the Company recorded a $1.0 million non-cash charge for the write-down of certain land. As of April 26, 2003, the projected future cash payments of $4.1 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2005, and potential legal matters and administrative expenses associated with the restructuring activities.

The restructuring charges and related asset impairments recorded in the first quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Cash Payments	Adjustments	Accrual Balance at July 31, 2002	Cash Payments	Adjustments	Accrual Balance at April 26, 2003
Workforce reduction	$7,106	$173	$6,106	$827	$—	$—	$—	$—
Facility consolidations and certain other costs	17,181	8,572	1,684	835	6,090	1,766	524	3,800
Inventory and asset write-downs	155,451	102,540	41,358	10,804	749	430	—	319
Losses on investments	22,737	22,737	—	—	—	—	—	—

Total	$202,475	$134,022	$49,148	$12,466	$6,839	$2,196	$524	$4,119

Fourth Quarter Fiscal 2002 Restructuring:

The fourth quarter fiscal 2002 restructuring program included a workforce reduction of 225 employees, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products. This included discontinuing the development of the Company’s standalone transport products, including the SN 8000 Intelligent Optical Transport Node and the SN 10000 Intelligent Optical Transport System. As a result, the Company recorded restructuring charges and related asset impairments of $51.5 million classified as operating expenses. In addition, the Company recorded a charge of $2.1 million, classified as a non-operating expense, relating to impairments of investments in non-publicly traded companies that were determined to be other than temporary. The restructuring charges included $8.7 million of costs relating to the workforce reduction, $5.6 million for lease terminations and non-cancelable lease costs and $14.5 million relating to potential legal matters, contractual commitments, administrative expenses and professional fees related to the restructuring activities, including employment termination related claims. The restructuring charges also included $22.6 million of costs relating to asset impairments, which primarily included fixed assets that were disposed of, or abandoned, due to the rationalization of the Company’s product offerings and the consolidation of excess facilities. The fourth quarter fiscal 2002 restructuring program was substantially completed during the first half of fiscal 2003.

During the third quarter of fiscal 2003, the Company recorded a net $4.0 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted of a $3.7 million reduction in the accrual for potential legal matters associated with the restructuring activities and a $0.8 million reduction in the costs associated with the workforce reduction, partially offset by $0.5 million of additional facility consolidation charges due to less favorable sublease assumptions. In addition, the Company recorded a $0.9 million credit to operating expenses relating to proceeds received from the disposal of certain equipment. As of April 26, 2003, the projected future cash payments of $5.5 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2006 and potential legal matters and administrative expenses associated with the restructuring activities.

The restructuring charges and related asset impairments recorded in the fourth quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Cash Payments	Accrual Balance at July 31, 2002	Cash Payments	Adjustments	Accrual Balance at April 26, 2003
Workforce reduction	$8,713	$814	$2,059	$5,840	$5,024	$770	$46
Facility consolidations and certain other costs	20,132	—	454	19,678	10,965	3,236	5,477
Asset write-downs	22,637	22,637	—	—	—	—	—
Losses on investments	2,108	2,108	—	—	—	—	—

Total	$53,590	$25,559	$2,513	$25,518	$15,989	$4,006	$5,523

8. Recent Accounting and Regulatory Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of SFAS No. 123”, which requires additional disclosure and provides guidance for Companies that elect to voluntarily adopt the accounting provisions of SFAS No. 123. SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board (“APB”) Opinion No.25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and the new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company intends to continue to account for its stock-based compensation in accordance with the provisions of APB No. 25 as interpreted by FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25”, and present the pro forma disclosures required by SFAS No. 123 as amended by SFAS No. 148. The requisite disclosure appears in Note 3 to the Company’s unaudited consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any financial interest in variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46 provisions are required to be adopted by the Company in the first quarter of fiscal 2004. The adoption of FIN 46 is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2003, the SEC issued final rules implementing Section 401(b) of the Sarbanes-Oxley Act of 2002 entitled “Conditions for Use of Non-GAAP financial measures”. The rules primarily provide guidance on disclosure of material information that includes non-GAAP financial measures. The rules applied to all disclosures as of March 28, 2003. These rules did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company’s financial position or results of operations.

9. Commitments and Contingencies

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

On April 1, 2003, a complaint was filed against the Company in the United States Bankruptcy Court for the Southern District of New York by the creditors’ committee (the “Committee”) of 360 Networks (USA) Inc. and 360 Networks Services Inc. (the “Debtors”). The Debtors are the subject of a Chapter 11 bankruptcy proceeding. The Committee alleges that the Debtors made a preferential payment under Section 547(b) of the Bankruptcy Code to the Company during the 90-day period prior to the Debtors’ bankruptcy filings. The Debtors themselves are not the plaintiffs in this action as this claim has been brought by the creditors’ committee of the Debtors. The Company believes that the claims against it are without merit and intends to defend against the complaint vigorously. The Company is not currently able to estimate the possibility of loss or range of loss, if any, relating to these claims.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s results of operations or financial position.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation assumed under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002 for those items that only require disclosure. As of April 26, 2003, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations and indemnifications for intellectual property infringement claims.

In the normal course of business, the Company also agrees to indemnify other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position.

Warranty liability

The Company records a warranty liability for parts and labor on its products at the time revenue is recognized. Warranty periods are generally three years from installation date. The estimate of the warranty liability is based primarily on the Company’s historical experience in product failure rates and the expected material and labor costs to provide warranty services.

The following table summarizes the activity related to product warranty liability during the nine months ended April 26, 2003 (in thousands):

Balance at July 31, 2002	$5,499
Accruals for warranties during the period	253
Settlements	(888)

Balance at April 26, 2003	$4,864

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

Overview

Sycamore Networks, Inc. was incorporated in Delaware on February 17, 1998.

Sycamore develops and markets intelligent optical networking products for telecommunications service providers worldwide. Our current and prospective customers include domestic and international large, established service providers, Internet service providers, non-traditional telecommunications service providers, enterprise organizations with private fiber networks and, to a lesser extent, newer start-up service providers. We believe that our software and advanced hardware capabilities allow a service provider to transform their existing fiber optic infrastructure into an intelligent network that enables them to provision, manage and deliver communication services to their customers. We have pursued a strategy of next generation technology by developing software to provide intelligence in the fiber optic network, along with advanced hardware capabilities. Our products enable service providers to improve the fundamental economics of their networks by reducing both capital and operating costs and enabling them to offer revenue generating services to their customers.

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

These trends have had a number of significant effects on our business, including a decline in revenue of $309.6 million or 83% in fiscal 2002 compared to fiscal 2001 and a decline in revenue of $29.2 million or 52% for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. In response to the deteriorating economic environment in our industry, we enacted three separate restructuring programs through the fourth quarter of fiscal 2002. As a result of our restructuring programs we have incurred charges totaling $405.2 million, comprised as follows: $175.7 million of net charges related to excess inventory, $204.7 million of net charges for restructuring and related asset impairments, and $24.8 million of losses on investments. Primarily as a result of these significant effects on our business, we have incurred a cumulative net loss to date of $726.5 million.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent liabilities. On an ongoing basis, we evaluate these estimates, including those relating to the allowance for doubtful accounts, inventory allowance, valuation of investments, warranty obligations, restructuring liabilities and asset impairments, litigation and other contingencies. Estimates are based on our historical experience and other assumptions that we consider reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

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

We continuously monitor our inventory balances and we record inventory allowances for any excess of the cost of the inventory over its estimated market value, based on assumptions about future demand and market conditions. While such assumptions may change significantly from period to period, we measure the net realizable value of inventories using the best information available as of the balance sheet date. To the extent that a severe decline in forecasted demand occurs, or a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, significant charges for excess inventory are likely to occur, such as the $102.4 million charge we recorded in the first quarter of fiscal 2002.

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

We continuously monitor the judgments, assumptions and estimates relating to the restructuring activities and, if these judgments, assumptions and estimates change, we may be required to record additional charges or credits against the reserves previously recorded for these restructuring activities. For example, during the third and fourth quarters of fiscal 2002, we recorded a net credit totaling $3.8 million to operating expenses, due to various changes in estimates relating to the restructuring charges that had been recorded in the third quarter of fiscal 2001 and the first quarter of fiscal 2002. These credits included decreases in the accrual for potential legal matters associated with the restructuring activities, partially offset by increases in the accrual for projected liabilities relating to facility consolidations. During the third quarter of fiscal 2003, we recorded a net credit totaling $2.2 million to operating expenses, due to various changes in estimates relating to all of our restructuring activities. These credits included decreases in the accruals for potential legal matters associated with the restructuring activities and workforce reduction costs, partially offset by increases in the accrual for additional facility consolidation charges due to less favorable sublease assumptions. In addition, we recorded a credit totaling $0.9 million to operating expenses relating to proceeds received from the disposal of certain equipment. While we reduced the accrual for potential legal matters based on current estimates as adjusted for events within the current quarter, given the inherent uncertainties involved in such matters, it is reasonably possible that we may incur a loss in addition to the amount accrued. In addition, in the event that other contingencies associated with the restructuring activities occur, or the estimates associated with the restructuring activities are revised, we may be required to record additional charges or credits against the reserves previously recorded for the restructuring activities. As of April 26, 2003, we had $19.5 million accrued as part of our restructuring liability relating to facility consolidations, based on our best estimate of the available sublease rates and terms at the present time. In the event that we are unsuccessful in subleasing any of the restructured facilities, we could incur additional restructuring charges and cash outflows in future periods totaling $1.2 million, which represents the amount of the assumed sublease recoveries that have been incorporated into the current estimate.

Results of Operations

Revenue

Revenue decreased 22%, or $3.0 million, to $10.6 million for the three months ended April 26, 2003 compared to revenue of $13.6 million for the same period in fiscal 2002. Revenue decreased 52%, or $29.2 million, to $27.4 million for the nine months ended April 26, 2003 compared to revenue of $56.6 million for the same period in fiscal 2002. The decrease in revenue for the three and nine months ended April 26, 2003 was due to the continuing weak overall economic environment and adverse conditions in the telecommunications industry, in particular, the significant capital reductions by our target customers. Product revenue increased slightly to $7.7 million for the three months ended April 26, 2003 compared to product revenue of $6.9 million for the same period in fiscal 2002. For the nine months ended April 26, 2003, product revenue declined 55%, or $21.8 million, to $18.0 million compared to product revenue of $39.8 million for the same period in fiscal 2002. Service revenue declined 56% and 44%, respectively, for the three and nine months ended April 26, 2003, compared to the three and nine months ended April 27, 2002. The decrease in service revenue for the three and nine months ended April 26, 2003, was primarily due to the lower level of installation services associated with our product deployments. For the nine months ended April 26, 2003, three international customers accounted for the majority of our revenue and international revenue represented 88% of our total revenue. For the nine months ended April 27, 2002, two international customers accounted for the majority of our revenue and international revenue represented 89% of our total revenue. We anticipate that, in the near term, our revenue will continue to be highly concentrated in a relatively small number of customers and that international revenue will represent a relatively high percentage of total revenue.

Gross profit (loss)

Gross profit (loss) for product and services, including non-cash stock-based compensation expense, for the three and nine months ended April 26, 2003 and for the three and nine months ended April 27, 2002 was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002
Gross profit (loss):
Product	$1,455	$9,296	$703	$(85,122)
Service	103	794	(825)	(4,715)

Total	$1,558	$10,090	$(122)	$(89,837)

Gross profit (loss):
Product	18.9%	134.2%	3.9%	(213.7%)
Service	3.5%	11.9%	(8.8%)	(28.1%)
Total	14.7%	74.3%	(0.4%)	(158.7%)

Product gross profit (loss)

Product gross profit was 18.9% of revenue for the three months ended April 26, 2003 compared to 134.2% of revenue for the same period in fiscal 2002. Product gross profit was 3.9% of revenue for the nine months ended April 26, 2003 compared to a gross loss of (213.7%) of revenue for the same period in fiscal 2002. Product gross profit for the three and nine months ended April 26, 2003 has been adversely effected primarily from the decline in product revenue without a proportionate decline in overall manufacturing costs. For the three months ended April 27, 2002, product gross profit included a $9.0 million benefit resulting from changes in estimates relating to the excess inventory charge we recorded in the first quarter of fiscal 2002. The product gross loss for the nine months ended April 27, 2002 included an excess inventory net charge of $93.4 million for inventory write-downs and non-cancelable purchase commitments.

Service gross profit (loss)

Service gross profit was 3.5% of revenue for the three months ended April 26, 2003 compared to 11.9% of revenue for the same period in fiscal 2002. Service gross loss was (8.8%) of revenue for the nine months ended April 26, 2003 compared to a gross loss of (28.1%) of revenue for the same period of fiscal 2002. The lower service gross profit for the three months ended April 26, 2003 was primarily due to the decline in service revenue without a proportionate decline in overall customer support expenses. The service gross loss for the nine months ended April 26, 2003, reflects costs associated with a further realignment within the customer support organization, including employee severance costs and capital write offs.

At present, we are currently maintaining a significant cost structure within the manufacturing and customer support organizations that we believe is necessary in order to sell our products to incumbent service provider customers.

Research and Development Expenses

Research and development expenses decreased $12.8 million, or 50%, to $12.7 million for the three months ended April 26, 2003 compared to $25.5 million for the same period in fiscal 2002. Research and development expenses decreased $48.0 million, or 55%, to $40.0 million for the nine months ended April 26, 2003 compared to $88.0 million for the same period in fiscal 2002. The decrease in expenses for the three and nine months ended April 26, 2003 was primarily due to lower project materials costs and personnel-related expenses resulting from our prior restructuring activities. These prior restructuring activities resulted in a consolidation of product offerings and more focused development efforts for our optical switching platforms.

Sales and Marketing Expenses

Sales and marketing expenses decreased $4.0 million, or 45%, to $4.9 million for the three months ended April 26, 2003 compared to $8.9 million for the same period in fiscal 2002. Sales and marketing expenses decreased $19.1 million, or 56%, to $14.9 million for the nine months ended April 26, 2003 compared to $34.0 million for the same period of fiscal 2002. The decrease in expenses for the three and nine months ended April 26, 2003 was primarily due to lower personnel and related expenses resulting from our prior restructuring programs.

General and Administrative Expenses

General and administrative expenses decreased $0.3 million, or 15%, to $1.9 million for the three months ended April 26, 2003 compared to $2.2 million for the same period in fiscal 2002. General and administrative expenses decreased $2.7 million, or 34%, to $5.3 million for the nine months ended April 26, 2003 compared to $8.0 million for the same period in fiscal 2002. The decrease in expenses for the three and nine months ended April 26, 2003 was primarily due to lower personnel and related expenses resulting from our prior restructuring programs.

Stock-Based Compensation Expense

Total stock-based compensation expense decreased $3.5 million, or 64%, to $2.0 million for the three months ended April 26, 2003 compared to $5.5 million for the same period in fiscal 2002. Total stock-based compensation expense decreased $12.9 million, or 67%, to $6.5 million for the nine months ended April 26, 2003 compared to $19.4 million for the same period in fiscal 2002. For the three and nine months ended April 26, 2003, $0.3 million and $1.1 million of stock-based compensation expense was classified as cost of revenue, respectively, and $1.7 million and $5.4 million was classified as operating expenses, respectively. Stock-based compensation expense primarily resulted from the granting of stock options and restricted shares with exercise or sale prices which were deemed to be below fair market value. The decrease in expenses for the three and nine months ended April 26, 2003 was primarily due to stock-based compensation expense for restricted stock and stock options relating to the acquisition of Sirocco Systems, Inc., which were fully amortized in the fourth quarter of fiscal 2002. Stock-based compensation expense also declined as a result of personnel reductions from our prior restructuring activities. We expect to continue incurring stock-based compensation expense through the fourth quarter of fiscal 2005.

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

During the third quarter of fiscal 2003, we recorded a net $2.2 million credit to operating expenses due to various changes in estimates relating to all of our restructuring activities. The changes in estimates primarily consisted of a $6.4 million reduction in the estimated legal matters associated with the restructuring activities, a $0.9 million credit relating to proceeds received from the disposal of certain equipment and a $0.8 million reduction in the costs associated with a workforce reduction, partially offset by $4.9 million of additional facility consolidation charges. In addition, we recorded a $1.0 million charge for the write-down of certain land. While we have reduced the accrual for potential legal matters based on its current estimate as adjusted for events within the current quarter, given the inherent uncertainties involved in such matters, it is reasonably possible that we may incur a loss in addition to the amount accrued. In addition, in the event that other contingencies associated with the restructuring activities occur, or the estimates associated with the restructuring activities are revised, we may be required to record additional charges or credits against the reserves previously recorded for our restructuring activities.

As of April 26, 2003, we had $24.9 million in accrued restructuring costs. Details regarding each of the restructuring programs are described below.

Fiscal 2001 Restructuring:

The fiscal 2001 restructuring program included a workforce reduction of 131 employees, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products and overlapping feature sets. We recorded restructuring charges and related asset impairments of $81.9 million classified as operating expenses and an excess inventory charge of $84.0 million relating to discontinued product lines, which was classified as cost of revenue. The restructuring charges included amounts accrued for potential legal matters, administrative expenses and professional fees associated with the restructuring activities, including employment termination related claims. We substantially completed the fiscal 2001 restructuring program during the first half of fiscal 2002. In the fourth quarter of fiscal 2002, we recorded a net $2.1 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted primarily of $4.7 million of additional facility consolidation charges due to less favorable sublease assumptions, offset by a $6.7 million reduction in the potential legal matters associated with the restructuring activities. During the third quarter of fiscal 2003, we recorded a net $2.3 million charge to operating expenses due to various changes in estimates. The changes in estimates consisted primarily of $3.6 million of additional facility consolidation charges due to less favorable sublease assumptions, partially offset by a $1.3 million reduction in potential legal matters associated with the restructuring activities. As of April 26, 2003, the projected future cash payments of $15.3 million consist of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007, and potential legal matters and administrative expenses associated with the restructuring activities.

The restructuring charges and related asset impairments recorded in the fiscal 2001 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Cash Payments	Adjustments	Accrual Balance at July 31, 2002	Cash Payments	Adjustments	Accrual Balance at April 26, 2003
Workforce reduction	$4,174	$829	$3,203	$142	$—	$—	$—	$—
Facility consolidations and certain other costs	24,437	1,214	5,419	1,994	15,810	2,808	(2,261)	15,263
Inventory and asset write-downs	137,285	84,972	52,313	—	—	—	—	—

Total	$165,896	$87,015	$60,935	$2,136	$15,810	$2,808	$(2,261)	$15,263

First Quarter Fiscal 2002 Restructuring:

The first quarter fiscal 2002 restructuring program included a workforce reduction of 239 employees, consolidation of excess facilities and charges related to excess inventory and other asset impairments. As a result, we recorded restructuring charges and related asset impairments of $77.3 million classified as operating expenses and an excess inventory charge of $102.4 million classified as cost of revenue. In addition, we recorded charges totaling $22.7 million, classified as a non-operating expense, relating to impairments of investments in non-publicly traded companies that were determined to be other than temporary. The restructuring charges included $7.1 million of costs relating to the workforce reduction, $11.2 million related to the write-down of certain land, lease terminations and non-cancelable lease costs and $6.0 million for potential legal matters, administrative expenses and professional fees associated with the restructuring activities, including employment termination related claims. The restructuring charges also included $102.4 million for inventory write-downs and non-cancelable purchase commitments for inventories due to a severe decline in the forecasted demand for our products and $53.1 million for asset impairments related to our vendor financing agreements and fixed assets that we abandoned.

The first quarter fiscal 2002 restructuring program was substantially completed during the fourth quarter of fiscal 2002. During the third and fourth quarters of fiscal 2002, we recorded credits totaling $10.8 million to cost of revenue due to changes in estimates, the majority of which related to favorable settlements with contract manufacturers for non-cancelable inventory purchase commitments. In addition, during the fourth quarter of fiscal 2002, we recorded a net $1.7 million credit to operating expenses relating to various changes in estimates. The changes in estimates consisted of a $1.7 million reduction in potential legal matters associated with the restructuring activities and the reversal of an accrued liability of $0.8 million for workforce reductions, partially offset by $0.8 million of additional facility consolidation charges. During the third quarter of fiscal 2003, we recorded a net $0.5 million credit to operating expenses due to various changes in estimates. The changes in estimates primarily consisted of a $1.3 million reduction in potential legal matters associated with the restructuring activities, partially offset by $0.8 million of additional facility consolidation charges due to less favorable sublease assumptions. In addition, we recorded a $1.0 million non-cash charge for the write-down of certain land. As of April 26, 2003, the projected future cash payments of $4.1 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2005 and potential legal matters and administrative expenses associated with the restructuring activities.

The restructuring charges and related asset impairments recorded in the first quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Cash Payments	Adjustments	Accrual Balance at July 31, 2002	Cash Payments	Adjustments	Accrual Balance at April 26, 2003
Workforce reduction	$7,106	$173	$6,106	$827	$—	$—	$—	$—
Facility consolidations and certain other costs	17,181	8,572	1,684	835	6,090	1,766	524	3,800
Inventory and asset write-downs	155,451	102,540	41,358	10,804	749	430	—	319
Losses on investments	22,737	22,737	—	—	—	—	—	—

Total	$202,475	$134,022	$49,148	$12,466	$6,839	$2,196	$524	$4,119

Fourth Quarter Fiscal 2002 Restructuring:

The fourth quarter fiscal 2002 restructuring program included a workforce reduction of 225 employees, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products. This included discontinuing the development of our standalone transport products, including the SN 8000 ntelligent Optical Transport Node and the SN 10000 Intelligent Optical Transport System. As a result, we recorded restructuring charges and related asset impairments of $51.5 million classified as operating expenses. In addition, we recorded a charge of $2.1 million, classified as a non-operating expense, relating to impairments of investments in non-publicly traded companies that were determined to be other than temporary. The restructuring charges included $8.7 million of costs relating to the workforce reduction, $5.6 million for lease terminations and non-cancelable lease costs and $14.5 million relating to potential legal matters, contractual commitments, administrative expenses and professional fees related to the restructuring activities, including employment termination related claims. The restructuring charges also included $22.6 million of costs relating to asset impairments, which primarily included fixed assets that were disposed of, or abandoned, due to the rationalization of our product offerings and the consolidation of excess facilities. The fourth quarter fiscal 2002 restructuring program was substantially completed during the first half of fiscal 2003.

During the third quarter of fiscal 2003, we recorded a net $4.0 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted of a $3.7 million reduction in potential legal matters associated with the restructuring activities and a $0.8 million reduction in the costs associated with the workforce reduction, partially offset by $0.5 million of additional facility consolidation charges. In addition, we recorded a $0.9 million credit to operating expenses relating to proceeds received from the disposal of certain equipment. As of April 26, 2003, the projected future cash payments of $5.5 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2006 and potential legal matters and administrative expenses associated with the restructuring activities.

The restructuring charges and related asset impairments recorded in the fourth quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Cash Payments	Accrual Balance at July 31, 2002	Cash Payments	Adjustments	Accrual Balance at April 26, 2003
Workforce reduction	$8,713	$814	$2,059	$5,840	$5,024	$770	$46
Facility consolidations and certain other costs	20,132	—	454	19,678	10,965	3,236	5,477
Asset write-downs	22,637	22,637	—	—	—	—	—
Losses on investments	2,108	2,108	—	—	—	—	—

Total	$53,590	$25,559	$2,513	$25,518	$15,989	$4,006	$5,523

Interest and Other Income, Net

Interest and other income, net decreased $3.4 million to $5.4 million for the three months ended April 26, 2003 compared to $8.8 million for the same period in fiscal 2002. Interest and other income, net decreased $13.5 million to $18.2 million for the nine months ended April 26, 2003 compared to $31.7 million for the same period in fiscal 2002. The decrease for the three and nine months ended April 26, 2003 was due to a combination of lower interest rates and lower invested cash balances during these periods.

Provision for Income Taxes

We did not provide for income taxes for the three and nine months ended April 26, 2003, or for the same periods in fiscal 2002, due to the net loss in each period. We did not record any tax benefits relating to these losses during these periods due to the uncertainty surrounding the realization of the future tax benefits.

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $1.0 billion at April 26, 2003. Included in this amount were cash and cash equivalents of $237.4 million, compared to $172.7 million at July 31, 2002. The increase in cash and cash equivalents for the nine months ended April 26, 2003 was due to cash provided by investing activities of $104.7 million and cash provided by financing activities of $1.9 million, offset by cash used in operating activities of $41.9 million.

Cash provided by investing activities of $104.7 million consisted primarily of net maturities of investments of $102.9 million. Cash provided by financing activities of $1.9 million consisted primarily of proceeds from employee stock plan activity. Cash used in operating activities of $41.9 million consisted of the net loss for the period of $45.4 million, adjusted for non-cash charges totaling $24.7 million, and changes to working capital totaling $21.2 million, the most significant component of which was a decrease in accrued restructuring costs of $23.3 million. Non-cash charges include depreciation and amortization, restructuring charges and related asset impairments, and stock-based compensation.

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

Currently, our primary source of liquidity comes from our cash and cash equivalents and investments, which totaled $1.0 billion at April 26, 2003. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including commercial paper, certificates of deposits, money market funds and government debt securities, with original maturities ranging from 90 days to three years. At April 26, 2003, $320.8 million of investments with maturities of less than one year were classified as short-term investments, and $446.8 million of investments with maturities of greater than one year were classified as long-term investments. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and investments will continue to be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances due within one year. At April 26, 2003, more than 90% of our accounts receivable balance was attributable to two international customers, including amounts due from one customer under an extended payment term arrangement. As of April 26, 2003, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future.

Our fixed commitments for cash expenditures consist primarily of payments under operating leases for facilities totaling $24.1 million, payable as follows: remainder of fiscal 2003 – $1.7 million, fiscal 2004 – $6.4 million, fiscal 2005 – $6.3 million, fiscal 2006 – $3.7 million, and fiscal 2007 – $6.0 million. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. As of April 26, 2003, we had $3.9 million in inventory purchase commitments. We currently intend to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures over the next few years using our existing cash, cash equivalents and investments.

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

As a result of the sharp contraction in the availability of capital to our industry and substantially reduced capital expenditures by service providers, our revenue began to decline in the third quarter of fiscal 2001, and we have incurred significant operating losses since that time. Our net loss for fiscal 2002 was $379.7 million and for the nine months ended April 26, 2003 was $45.4 million. Our costs are based largely on the requirements that we believe are necessary to support sales to incumbent service providers. We anticipate that our cost of revenue, gross profit and operating results will continue to be adversely affected by our decision to maintain our current cost structure.

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

Our future revenue depends on the commercial success of our line of intelligent optical networking products. Since the third quarter of fiscal 2001, we have narrowed the scope of our product offerings, including discontinuing development of our standalone transport products. As of April 26, 2003, our SN 3000 Optical Edge Switch, SN 16000 and SN 16000 SC Intelligent Optical Switches and Silvx Manager Network Management System are the primary focus of our current development efforts. To be successful, we believe that we must continually enhance the capabilities of our existing products, and successfully develop and introduce new products. We cannot assure you that we will be successful in:

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

Currently we have a limited number of customers. For the nine months ended April 26, 2003, three international customers accounted for the majority of our revenue. In any given quarter, a relatively small number of customers typically comprise a large percentage of total revenue, though the composition of these customers may vary from quarter to quarter. During fiscal 2002, Vodafone accounted for 45% of our revenue and NTT Communications accounted for 20% of our revenue. In fiscal 2001, Williams Communications accounted for 47% of our revenue and 360networks accounted for 11% of our revenue. In fiscal 2000, Williams accounted for 92% of our revenue.

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

Our contracts include terms and arrangements that are customary and standard in our industry, such as payment, delivery and termination. None of our customers are contractually committed to purchase any minimum quantities of products from us and orders are generally cancelable prior to shipment. We expect that in the foreseeable future a majority of our revenue will continue to depend on sales of our products to a limited number of customers. The rate at which our current and prospective customers purchase products from us will depend, in part, on their success in selling communications services based on these products to their own customers. Any failure of current or prospective customers to purchase products from us for any reason, including any determination not to install our products in their networks or a downturn in their business, would seriously harm our financial condition or results of operations.

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

Beginning in the third quarter of fiscal 2001, our gross margins declined significantly compared to historical levels. Our cost of revenue exceeded revenue for the first nine months of fiscal 2003 and certain other previous quarters. We continue to experience lower gross margins compared to historical levels. We anticipate that gross margins are likely to continue to be adversely affected by several factors, including:

* reduced demand for our products;

* the effects of product volumes and manufacturing efficiencies,

* continuing to maintain our manufacturing and customer support organization cost structure;

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

Beginning in the third quarter of fiscal 2001, our revenue has declined considerably and we have incurred significant operating losses since that time. As of April 26, 2003, we had an accumulated deficit of $726.5 million. We cannot assure you that our revenue will increase or that we will generate sufficient revenue to achieve or sustain profitability. We are currently maintaining a significant cost structure particularly within the research and development, manufacturing and customer support organizations. As a result, we will need to generate significantly higher revenue over the current levels in order to achieve and maintain profitability.

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

Our intelligent optical networking products are complex and are designed to be deployed in large and complex networks. Our customers may discover errors or defects in the hardware or the software, or the product may not operate as expected after it has been fully deployed. From time to time, there may be interruptions or delays in the deployment of our products due to product performance problems or post-delivery obligations. If we are unable to identify and fix errors or other problems, or if our customers experience interruptions or delays that cannot be promptly resolved, we could experience:

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

International sales represented 87% of total revenue in fiscal 2002, and 88% of total revenue in the first nine months of fiscal 2003, and we expect that international sales will continue to represent a significant portion of our revenue primarily in Europe and Japan. Doing business internationally requires significant management attention and financial resources to successfully develop direct and indirect sales channels and to support customers in international markets. While international sales currently represent a high percentage of total revenue, these sales are concentrated within a relatively small number of customers. We may not be able to maintain or expand international market demand for our products.

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

We believe that the industry in which we compete may enter into a consolidation phase. During 2002, one of our larger competitors, Ciena Corporation, completed the acquisition of another company in our industry, ONI Systems. Over the past two years, the market valuations of the majority of companies in our industry have declined significantly, and most companies have experienced dramatic decreases in revenue due to decreased customer demand in general, a smaller customer base due to the financial difficulties impacting emerging service providers, reductions in capital expenditures by incumbent service providers, and other factors. We expect that the weakened financial position of many companies in our industry may cause acquisition activity to increase. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as we compete to be a single vendor solution and could have a material adverse effect on our business, operating results, and financial condition.

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

Since inception, the scope of our operations has increased and we have grown our headcount substantially. However, beginning in the third quarter of fiscal 2001, we have reduced our headcount levels significantly, due primarily to our restructuring activities. At April 26, 2003, we had a total of 399 employees, which represents a reduction of approximately 60% from headcount levels immediately prior to our restructuring programs. Our initial growth, followed by more recent headcount reductions, has placed a significant strain on our management systems and resources. Our ability to successfully offer our products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial, managerial and manufacturing controls and reporting systems, and will need to effectively manage our headcount levels worldwide. We may not be able to implement adequate control systems in an efficient and timely manner. In spite of recent economic conditions, competition for highly skilled personnel is intense, especially in the New England area where we are headquartered. Any failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could adversely affect our results of operations.

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

Companies in our industry, whose employees accept positions with competitors, frequently claim that their competitors have engaged in unfair hiring practices. We cannot assure you that we will not become parties to claims of this kind or other claims relating to our employees, or that those claims will not result in material litigation. In response to changing business conditions, we have terminated approximately 600 employees since the third quarter of fiscal 2001, and as a result, we may face claims relating to their compensation and/or wrongful termination based on discrimination. We could incur substantial costs in defending ourselves, or our employees, against such claims, regardless of the merits of such actions, and such claims could divert the attention of our management away from operations. We have accrued amounts related to the potential legal matters associated with our restructuring activities, including employment termination related claims. However, there can be no assurance that the ultimate resolution of such claims will not exceed the amounts accrued.

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

As of April 26, 2003, we have made strategic investments in privately held companies totaling approximately $26.0 million, and we may decide to make additional investments in the future. In fiscal 2002, we recorded impairment losses of $24.8 million relating to these investments. These types of investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in certain or all of these companies.

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

Historically, the market for technology stocks has been extremely volatile. Our common stock has experienced, and may continue to experience, substantial price volatility. The following factors could cause the market price of our common stock to fluctuate significantly:

*	our loss of a major customer;

*	significant changes or slowdowns in the funding and spending patterns of our current and prospective customers;

*	the addition or departure of key personnel;

*	variations in our quarterly operating results;

*	announcements by us or our competitors of significant contracts, new products or product enhancements;

*	failure by us to meet product milestones;

*	acquisitions, distribution partnerships, joint ventures or capital commitments;

*	regulatory changes in telecommunications;

*	variations between our actual results and the published expectations of securities analysts;

*	changes in financial estimates by securities analysts;

*	sales of our common stock or other securities in the future;

*	changes in market valuations of networking and telecommunications companies; and

*	fluctuations in stock market prices and volumes.

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

As of April 26, 2003, options to purchase a total of 28.3 million shares of our common stock were outstanding. While these options are subject to vesting schedules, a number of the shares underlying these options are freely tradable. Sales of a substantial number of shares of our common stock could cause our stock price to fall or increase the volatility of our stock price. In addition, sales of shares by our stockholders could impair our ability to raise capital through the sale of additional stock.

Insiders own a substantial number of Sycamore shares and could limit your ability to influence the outcome of key transactions, including changes of control.

As of April 26, 2003, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 40.3% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Provisions of our charter documents and Delaware law may have anti-takeover effects that could prevent a change of control.

Provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments and other market risk sensitive instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increase immediately and uniformly by 10 percent from levels at April 26, 2003, the fair value of the portfolio would decline by approximately $0.9 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Foreign Currency Exchange Rate Sensitivity

We operate primarily in the United States, and the majority of our sales since inception have been made in US dollars. However, our business has become increasingly global, with international revenue representing 87% of total revenue in fiscal 2002, and 88% of total revenue in the first nine months of fiscal 2003, and we expect that international sales will continue to represent a significant portion of our revenue primarily in Europe and Japan. Fluctuations in foreign currencies may have an impact on our financial results, although to date the impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the filing date of this quarterly report, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

On April 1, 2003, a complaint was filed against the Company in the United States Bankruptcy Court for the Southern District of New York by the creditors’ committee (the “Committee”) of 360 Networks (USA) Inc. and 360 Networks Services Inc. (the “Debtors”). The Debtors are the subject of a Chapter 11 bankruptcy proceeding. The Committee alleges that the Debtors made a preferential payment under Section 547(b) of the Bankruptcy Code to the Company during the 90-day period prior to the Debtors’ bankruptcy filings. The Debtors themselves are not the plaintiffs in this action as this claim has been brought by the creditors’ committee of the Debtors. The Company believes that the claims against it are without merit and intends to defend against the complaint vigorously. The Company is not currently able to estimate the possibility of loss or range of loss, if any, relating to these claims.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s results of operations or financial position.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

(a) List of Exhibits

Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Company (2)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)
3.4	Amended and Restated By-Laws of the Company (2)
4.1	Specimen common stock certificate (1)
4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)
*10.20	Manufacturing Services Agreement between Sycamore Networks, Inc. and Plexus Services Corp.
99.1 (a)	Certification of Chief Executive Officer
99.1 (b)	Certification of Chief Financial Officer

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).

(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).

(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.

*	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b)	Reports on Form 8-K: On February 12, 2003, the Company furnished a Current Report on Form 8-K under Item 9 containing the press release relating to our second quarter fiscal 2003 results.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYCAMORE NETWORKS, INC.

/s/ FRANCES M. JEWELS
Frances M. Jewels Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: June 5, 2003

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

Date: June 5, 2003

/s/ DANIEL E. SMITH
Daniel E. Smith
Chief Executive Officer

CERTIFICATIONS

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

Date: June 5, 2003

/s/ FRANCES M. JEWELS
Frances M. Jewels
Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (2)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

*10.20	Manufacturing Services Agreement between Sycamore Networks, Inc. and Plexus Services Corp.

99.1 (a)	Certification of Chief Executive Officer

99.1 (b)	Certification of Chief Financial Officer

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).

(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).

(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.

*	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.