Form 10-K
period 2003-07-31
SYCAMORE NETWORKS INC
filed 2003-10-21
CIK 1092367

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 000-27273

SYCAMORE NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3410558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 Mill Road

Chelmsford, Massachusetts 01824

(Address of principal executive office)

Registrant’s telephone number, including area code: (978) 250-2900

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒        No  ☐.

As of September 30, 2003 there were 272,072,352 shares outstanding of the registrant’s common stock, $0.001 par value. As of January 25, 2003, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $529,822,000.

DOCUMENTS INCORPORATED BY REFERENCE

PART III—Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 18, 2003 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) to this Form 10-K.

PART I

ITEM 1. BUSINESS

We incorporated under the laws of the State of Delaware on February 17, 1998 and shipped our first product in May 1999. We completed our initial public offering on October 21, 1999 and a follow-on public offering on March 14, 2000. Our principal executive offices are located at 220 Mill Road, Chelmsford, Massachusetts 01824. Our telephone number is (978) 250-2900, and our website address is www.sycamorenet.com. We provide our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports free of charge on our website as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission.

Overview

Sycamore develops and markets optical networking products for telecommunications service providers worldwide. Our current and prospective customers include domestic and international large, established telecommunications service providers (sometimes referred to as incumbent service providers), Internet service providers, non-traditional telecommunications service providers, newer start-up service providers (sometimes referred to as emerging service providers), systems integrators, governments and enterprise organizations with private fiber networks. We believe that our products enable service providers to easily and cost-effectively transition their existing fiber optic network into a network infrastructure that can provision, manage and deliver economic, high-bandwidth services to their customers.

While the growth of the Internet and the deregulation of the telecommunications industry continue to drive an increase in data traffic on service provider networks, in fiscal 2001 the telecommunications industry began a severe decline which has impacted telecommunications equipment suppliers, including Sycamore. Total revenue for fiscal 2003 was $38.3 million, a decrease of 41% compared to fiscal 2002. Total revenue for fiscal 2002 was $65.2 million, a decrease of 83% compared to fiscal 2001. The decline in the telecommunications industry has continued into fiscal 2004, impeding our ability to secure additional customers and causing current customers’ purchases to decline. The decrease in the demand for our products has resulted in an adverse impact on our revenue and profitability.

In response to the telecommunications industry downturn, we enacted three separate restructuring programs through the fourth quarter of fiscal 2002. As part of our fourth quarter fiscal 2002 restructuring program, we discontinued the development of our standalone transport products and focused our business exclusively on optical switching products. As a result of our restructuring programs we have incurred net charges totaling $402.4 million, comprised as follows: $175.1 million of net charges related to excess inventory, $202.5 million of net charges for restructuring and related asset impairments, and $24.8 million of losses on investments, as described in detail in Note 10 to our consolidated financial statements.

Throughout the telecommunications industry downturn, we have maintained a significant cost structure, particularly within the research and development, sales and customer service organizations. We believe this cost structure is necessary to develop, market and sell our products to our current and prospective customers. As a result of the adverse market conditions, our restructuring programs and our decision to maintain a significant cost structure, our net losses for fiscal 2003 and 2002 were $55.1 million and $379.7 million, respectively, and we have incurred a cumulative net loss of $736.2 million as of July 31, 2003.

In fiscal 2004, we expect to continue to focus exclusively on the optical switching market and expand our customer base. We will continue to balance cash management with strategic investments in the business and incur operating losses as a result of maintaining a significant cost structure.

Industry Background

Industry Trends

The world’s telecommunications infrastructure is largely supported by fiber optic networks primarily owned and operated by service providers. Following deregulation and privatization in the global telecommunications industry, there were many new entrants into the service provider market. Emerging service providers built networks and began competing with incumbent service providers in an effort to accommodate rapid traffic growth and projected growth on the public network. At the same time, readily available capital further fueled the growth in the number of service providers. Many equipment vendors offered substantial vendor financing to service providers as an inducement to build their networks. These events created significant demand for networking equipment.

During fiscal 2001, access to capital decreased and in response service providers began curtailing their network build-outs. Within a short time period, service providers dramatically reduced their overall capital spending. Equipment vendors also ceased providing vendor financing, which further decreased available capital. As a result, there was a slowdown in service provider equipment purchases and a sharp decline in demand for networking equipment. During this time period, several service providers failed and a number of them sought bankruptcy protection. At the same time, however, service providers looked to new optical products to help them more efficiently expand their networks to handle the increased traffic load while also managing their spending and expenses.

Optical networking

Despite the telecommunications industry’s economic difficulties, data traffic on the public telecommunications network continues to increase with the widespread use of the Internet and the World Wide Web. Consumers and businesses increasingly use the Internet for applications such as electronic mail, electronic commerce, and other voice, video and data services. This growth is expected to increase the demand for capacity, or bandwidth, at all levels of the public network.

We believe that a service provider’s competitive advantage and differentiation comes from its ability to provide bandwidth when and where needed and to create and offer new services quickly and cost effectively. Given the economic decline in the telecommunications industry, we believe that service providers want to minimize their capital expenditures, lower their operating costs and improve the profitability of their voice and data services.

Most service providers own and operate traditional optical networks designed primarily to support voice traffic. These traditional optical networks have a number of limitations on a service provider’s ability to offer services which provide a competitive advantage due to the following factors:

•	Networks initially designed for voice traffic. Service providers initially built and operated their traditional optical networks to transmit voice traffic using specialized equipment and sophisticated operational processes. As a result, these traditional optical networks cannot easily or cost-effectively accommodate the growing levels of data traffic across the network.

•	Inefficient utilization of network capacity. In traditional optical networks, only one half of the available capacity is used for delivering services. The other half remains idle in the event of a network failure. This traditional architecture supports the high-availability requirements of traditional voice services, but is inefficient for data traffic, which is more dynamic in nature and does not always require the same level of protection.

•	Expensive to build and operate. Building traditional optical networks is a capital-intensive process, and requires the interconnection and management of multiple network devices. These separate devices require substantial space and power, and increase the cost and complexity of network operations.

•	Time consuming, complex service delivery. In traditional optical networks, the delivery of high-speed services is a highly complex, labor-intensive process that requires a highly skilled workforce and can take months to complete.

•	Difficult and expensive network expansion. Adding or changing high-speed services in traditional optical networks is difficult and expensive. As a result, service providers cannot quickly or cost-effectively respond to unplanned changes in their customers’ demand or accommodate rapid increases in data network traffic.

•	Limited ability to offer new services. Traditional optical network services are optimized for voice, not data. The inefficient nature of traditional optical networks limits the types of high-speed services that can be offered to customers. In addition, the high cost of creating and managing high-speed services in traditional optical networks impacts a service provider’s market competitiveness.

The Sycamore Solution

Sycamore’s intelligent optical switching solutions enable service providers to transition from inefficient, voice-centric networks to more efficient, data-optimized networks. The Company believes that its advanced hardware capabilities and software allow service providers to transform their existing network infrastructure into an intelligent network that enables them to provision, manage, and deliver communications services to their customers. We believe that our fully integrated, edge-to-core intelligent optical switching products reduce service providers’ capital and operating costs, simplify network operations, and provide the foundation for a new generation of optical network services.

•	Improved network design. Using our expertise in optical technology, network management, data networking, and advanced hardware and software systems design, we develop innovative optical switching products that lower the costs of building and managing optical networks, and optimize the network for the growing level of data traffic.

•	Improved utilization of network capacity. Our fully integrated optical switching products exchange real-time information about network traffic to enable better utilization of otherwise idle capacity, improve network efficiencies, and adapt more dynamically to data traffic patterns.

•	Cost-effective solution. Our products replace multiple traditional networking devices with a single, compact intelligent optical switching system which simplifies the network architecture. Our products are designed to reduce initial capital expenditures and ongoing operating costs and simplify the management of network services.

•	Rapid service delivery. Our optical switching products enable service providers to rapidly deliver high-speed services, simplify operational procedures and automate labor-intensive provisioning and network management processes. In some cases the time it takes service providers to deliver revenue-generating services to their customers is decreased from months to nearly real-time.

•	Easy network expansion. Our optical switching products enable service providers to easily and cost-effectively increase bandwidth when and where needed. In addition, the ability of our optical switches to communicate real-time information enables the network to quickly respond to rapid increases in data-oriented network traffic.

•	Creation of new services. Our products enable service providers to create new high-speed services and deliver such services more cost-effectively and efficiently. As a result, service providers can generate new sources of revenue and further differentiate their high-speed service offerings.

•	Compatible with existing network devices. We designed our standards-based products to be compatible with existing network devices, enabling service providers to protect their traditional network investments while easily and cost-effectively transitioning to a more flexible and efficient high-speed service infrastructure. In addition, we offer comprehensive network management, planning and administration software that communicates with existing network management systems through common standards.

•	Complete optical networking solution. Our optical switching product portfolio, along with our comprehensive management capabilities, is designed to enable service providers to extend the benefits of intelligent optical networking from the edge to the core of the network.

Sycamore’s Strategy

Our objective is to be a leading provider of intelligent optical networking products. Throughout the telecommunications industry decline, Sycamore’s strategy has been focused on balancing strategic investment in the business with our efforts to carefully manage operating costs and preserve our cash position. We continue to invest significant amounts in research and development in order to continue to deliver innovative optical networking solutions and to reduce the manufacturing costs of our products. We are also investing in our sales and customer service infrastructure, which we believe is necessary to sell to and support our current and prospective customers. While we continue to invest in these areas of the business, we also continue to focus on cost management and cash preservation. Key elements of our strategy include the following:

•	Expand our customer base domestically and internationally. We intend to actively pursue additional new customers both domestically and internationally, while continuing to expand our relationships with existing customers. While the telecommunications industry decline has impacted our ability to secure new customers, we believe that data traffic growth will cause service providers to seek optical networking solutions that will optimize network capacity and transition their networks toward a more flexible and data-optimized infrastructure.

•	Target incumbent service providers. Our sales and marketing efforts focus primarily on incumbent service providers. Since incumbent service providers have the largest fiber optic infrastructure, we believe that our intelligent optical networking solutions offer them the most cost-effective way to expand and operate their networks and offer new revenue-generating services. We also focus our efforts on selling our products to systems integrators who in turn target governments and, to a limited extent, large enterprise customers.

•	Maintain research and development investment. We believe that continued investment in research and development is necessary in order to continue to provide innovative optical networking solutions that meet our current and prospective customers’ needs. In order to provide such products to our customers, we believe we must make significant and sustained investment in research and development. We believe that this investment in research and development is necessary even during periods when our revenue has declined as a result of the decreased demand for telecommunications equipment.

•	Maintain sales and customer service investment. We believe that continued investment in sales and customer service is necessary in order to expand and support our customer base both domestically and internationally. We believe that ongoing sales and customer service is critical to successful long-term relationships with, and follow-on sales to, our current and prospective customers.

•	Pursue strategic relationships and acquisitions. We will pursue strategic relationships with telecommunications equipment providers to expand our access to a broader set of customers around the world. We believe that such strategic relationships may address portions of the market that we cannot reach with our own sales force without significant investment of time and resources. In addition, we may also pursue acquisitions of companies that have innovative technologies that are complementary to our intelligent optical switching products.

•	Manage costs and preserve cash. We believe that our cash position with no long-term debt differentiates us from our competition. While we continue to invest in strategic areas of the business, we also continue to focus on cost management and cash preservation.

•	Outsource manufacturing. We outsource the manufacturing of our products and purchase key components from third parties. Outsourcing enables us to reduce expenses and focus on our core competencies such as product development, sales and customer service.

•	Drive demand for new services. We work collaboratively with our customers to help them identify and create new services for their end-user customers. Our professional and customer service teams provide assistance in such areas as network planning, design and implementation to facilitate the introduction of these services. By helping our customers to create new services, we help generate additional revenue opportunities for our customers and enhance the value proposition of our products.

Sycamore’s Intelligent Optical Networking Products

Sycamore’s intelligent optical networking product portfolio includes fully integrated edge and core optical switching products, network management products, and network design and planning tools.

Intelligent optical switching. Our family of intelligent optical switches, including the SN 16000 SC, the SN 16000 and the SN 3000, are designed to enable service providers to provision and manage network bandwidth more efficiently in the metropolitan, regional, and core segments of the optical network. The SN 16000 SC is a single chassis system that provides optimal traffic management for the metropolitan and regional segments of the network. The SN 16000 is a multi-chassis system that provides optimal traffic management at the core of the optical network. The SN 3000 provides optimal traffic management in metropolitan networks. Our optical switches combine multiple functions in a single, highly compact system and address different capacity requirements within various segments of the network. As a result, our optical switches enable service providers to lower costs, simplify network operations, optimize network capacity and transition their networks towards more flexible and efficient infrastructures.

Network management. SILVX®, our optical network management system, provides end-to-end management of services across a service provider’s optical switch network. SILVX provides comprehensive network management, planning and administration software tools that communicate with existing network management systems through common standards. SILVX simplifies network configuration, service provisioning and network management by automating many labor-intensive operational processes. The combination of SILVX and our sophisticated networking software allows the SN 3000, SN 16000 SC and SN 16000 to exchange real-time information about network traffic, thereby enabling service providers to quickly provision services and more efficiently manage network capacity. In addition, SILVX allows service providers to model a broad range of optical network architectures, forecast and plan for capacity expansion, and analyze network traffic.

Services. We offer complete engineering, furnishing, installation and testing services as well as comprehensive customer support from multiple locations worldwide.

Customers

Our current and prospective customers include domestic and international large, established telecommunications service providers, Internet service providers, non-traditional telecommunications service providers, newer start-up service providers, systems integrators, governments and enterprise organizations with private fiber networks. We expect that substantially all of our revenue will be generated from a limited number of customers. We currently have ten product revenue customers as of July 31, 2003.

During the year ended July 31, 2003, three customers, Vodafone Group PLC, Louis Dreyfus Communications and NTT Communications, a subsidiary of Nippon Telephone and Telegraph Corporation, accounted for 43%, 22% and 14% of our revenue, respectively. During the year ended July 31, 2002, two customers, Vodafone and NTT Communications, accounted for 45% and 20% of our revenue, respectively. During the year ended July 31, 2001, two customers, Williams Communications Group, Inc. and 360networks Inc., accounted for 47% and 11% of total revenue, respectively. International revenue was 91% of total revenue during the year ended July 31, 2003, compared to 87% of total revenue during the year ended July 31, 2002, and 35% of total revenue during the year ended July 31, 2001. See “Segment Information” in Note 2 to our consolidated financial statements for additional details.

Our contracts with customers typically include the purchase of our hardware products, the license of our SILVX network management system, and in some cases, maintenance and support services. These contracts include terms and arrangements that are customary and standard in our industry, such as payment, delivery and termination. We have experienced significant order cancellations and fluctuations in order backlog levels that have led us to conclude that we do not have a business history of firm backlog. None of our customers are contractually committed to purchase any minimum quantities of products from us and orders are generally cancelable prior to shipment. As a result, we do not disclose our order backlog, since we believe that our order backlog at any particular date is not necessarily indicative of actual revenue for any future period.

Sales and Marketing

There are a small number of current and prospective customers in each geographic market. Each service provider owns and operates a unique fiber optic network. The network complexity affects the integration of our optical networking products into their network. As a result, sales are made on a customer-by-customer basis and the sales cycle may extend beyond one year.

We have a worldwide sales force and we sell our products through a direct sales force with a local presence in several locations around the world. In certain markets, we also have distribution partners, independent marketing representatives or independent sales consultants. We intend to further establish relationships with selected distribution and marketing partners to extend our reach to serve new markets.

The primary focus of our sales efforts is to develop strong relationships with incumbent service providers. Our sales and presales engineering organizations work collaboratively with both current and prospective customers to identify optical switching applications that create value in their network as well as create new services that they can offer to their customers. We also provide comprehensive post-sales customer support including network planning and deployment, technical assistance centers and logistics support. Our customer support organization leverages a network of highly qualified service partners to extend our reach and capabilities.

In support of our sales efforts, we conduct marketing programs to position and promote market awareness of Sycamore and our products. We also participate in conferences, trade shows and provide marketing information on our website. In addition, we conduct public relations activities, including interviews and demonstrations for the business and trade media, and industry analysts.

Research and Development

We believe that continued investment in research and development is necessary in order to continue to provide innovative optical networking solutions that meet our current and prospective customers’ needs. We believe that our current and prospective customers require optical networking solutions that will allow them to optimize bandwidth and capacity management while also allowing them to reduce their capital expenditures and operating costs. In order to provide such products to our customers, we believe we must make significant and sustained investment in research and development. Our research and development effort focuses primarily on improvements to the features and functionality of existing products and the development of new products. We believe that this investment in research and development is necessary even during periods when our revenue has declined as a result of the decreased demand for telecommunications equipment. Sycamore intends to focus its research and development efforts on optical switching and may pursue strategic alliances or acquisitions to address current and prospective customers’ needs.

Our research and development expenditures were $52.4 million, $109.7 million and $159.6 million for the years ended July 31, 2003, 2002 and 2001, respectively. All of our expenditures for research and development, as well as stock-based compensation expense relating to research and development of $3.0 million, $9.9 million and $34.2 million, for the years ended July 31, 2003, 2002 and 2001, respectively, have been expensed as incurred. As of July 31, 2003, we had approximately 232 employees involved in research and development.

Competition

Competition in the optical networking market is intense, particularly since our current and prospective customers have reduced their capital expenditures. Based on the current level of spending by telecommunications service providers, competition has been and will continue to be very intense.

Sycamore’s competition includes established vendors of network infrastructure equipment and optical networking equipment, such as Nortel Networks, Lucent Technologies, Alcatel and Ciena Corporation. Many of our established competitors have longer operating histories and greater financial, technical, sales, marketing and manufacturing resources and are able to devote greater resources to the research and development of new products. In addition, many of our competitors have more extensive customer bases and broader customer relationships than us, including relationships with our potential customers. In addition, to a lesser extent, we see new entrants into the optical networking market with new products that compete with our products. In order to compete effectively in this market, we must deliver products that:

•	provide a cost-effective solution to service providers for expanding capacity and bandwidth management;

•	lower a service provider’s cost of building and operating their fiber optic network;

•	provide extremely high network reliability;

•	interoperate with existing network devices;

•	simplify the network architecture by replacing multiple traditional networking devices into a single compact optical switch; and

•	provide effective network management.

In addition, we believe that our knowledge of telecommunications infrastructure requirements and experience working with service providers to develop new services for their customers are important competitive factors in our market.

Proprietary Rights and Licensing

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and to operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. We license software to our customers pursuant to signed or shrinkwrap license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. Our practice is to require employees and consultants to execute non-disclosure and proprietary rights agreements upon commencing employment or consulting with us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. We enforce our intellectual property rights vigorously against infringement or misappropriation.

We license third party software, including certain technologies that are (i) embedded into our hardware platforms and into our SILVX network management system; (ii) used internally by us as hardware design tools and (iii) used internally by us as software development tools. We also utilize publicly available technology. The majority of these licenses have perpetual terms but will generally terminate after an uncured breach of the agreement by us. We believe, based upon past experience and standard industry practice, that such licenses generally could be obtained on commercially reasonable terms in the future. Nonetheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all.

As of July 31, 2003, we had received 18 United States patents and had pending 56 United States patent applications. We also have eight pending foreign patent applications. Of the United States patents that have been issued, the earliest any will expire is February 2019. As of July 31, 2003, we had seven allowed or registered United States trademarks and fourteen allowed or registered foreign trademarks. All of the registered United States trademarks have a duration of ten years from the date of application, the earliest of which will expire in February 2011.

Manufacturing

We outsource almost all of the manufacturing of our products. We utilize contract manufacturers, who provide manufacturing services, including material procurement and handling, printed circuit board assembly and mechanical board assembly. We design, specify, and monitor all of the tests that are required to meet our internal and external quality standards. We work closely with our contract manufacturers to manage costs and delivery times. Our contract manufacturing agreements generally have indefinite terms and are cancelable by either party with advance notice. We believe that outsourced manufacturing enables us to deliver products more quickly and allows us to focus on our core competencies, including research and development, sales and customer service.

We have limited internal manufacturing operations. Our internal manufacturing operations primarily consist of quality assurance for materials and components, and final testing, assembly and shipment of our products. We also use a limited number of other manufacturers to supply certain non-significant product sub-assemblies and components.

Our optical networking products utilize hundreds of individual parts, some of which are customized for our products. Component suppliers in the specialized, high technology end of the optical communications industry are generally not as plentiful or, in some cases, as reliable, as component suppliers in more mature industries. We work closely with our strategic component suppliers to pursue new component technologies that could either reduce cost or enhance the performance of our products.

We currently purchase several key components, including commercial digital signal processors, central processing units, field programmable gate arrays, switch fabric, and optical transceivers, from single or limited sources. We purchase each of these components on a purchase order basis and have no long-term contracts for these components. Although we believe that there are alternative sources for each of these components, in the event of a disruption in supply, we may not be able to develop an alternate source in a timely manner or at favorable prices.

Throughout the downturn in the telecommunications industry, the optical component industry has been downsizing manufacturing capacity while consolidating product lines from earlier acquisitions. Several suppliers have exited the market for optical components, and others have announced reductions of their product offerings. These announcements, or similar decisions by other suppliers, could result in reduced competition and higher prices for the components we purchase. In addition, the loss of a source of supply for key components could require us to incur additional costs to redesign our products that use those components.

Employees

As of July 31, 2003, we employed approximately 373 persons of which 232 were primarily engaged in research and development, 45 in sales and marketing, 27 in customer service and support, 25 in manufacturing, and 44 in finance and administration. None of our employees are currently represented by a collective bargaining unit. We believe our relations with our employees are good.

Executive Officers

Set forth below is information concerning our current executive officers and their ages as of October 21, 2003.

Name	Age	Position
Daniel E. Smith	54	President, Chief Executive Officer and Director
Frances M. Jewels	38	Chief Financial Officer, Vice President, Finance and Administration, Treasurer and Secretary
John E. Dowling	50	Vice President, Operations
Araldo Menegon	44	Vice President, Worldwide Sales and Support
Kevin J. Oye	45	Vice President, Systems and Technology

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

Araldo Menegon has served as our Vice President, Worldwide Sales and Support since August 2002. From April 2001 to June 2002, Mr. Menegon served as Senior Vice President of Worldwide Sales and Field Operations for Tenor Networks, a provider of networking equipment. From August 1999 to March 2001, Mr. Menegon served as Area Operations Director for Cisco Systems, Inc. From July 1997 to July 1999, Mr. Menegon served as Director of Service Provider Operations for Cisco Canada. Prior to joining Cisco in July 1996, Mr. Menegon spent 14 years with NCR and held several senior management positions, including an international assignment with NCR’s Pacific Group from January 1988 to February 1992.

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

ITEM 2. PROPERTIES

We currently lease four facilities in Chelmsford, Massachusetts, containing approximately 388,000 square feet in the aggregate. In Wallingford, Connecticut, we currently lease one facility containing a total of approximately 30,000 square feet. These facilities consist of offices and engineering laboratories used for administration, sales and customer support, research and development, and ancillary light manufacturing, storage and shipping activities. We also maintain smaller offices to provide sales and customer support at various domestic and international locations. These facilities are presently adequate and suitable for our needs, and we do not expect to require additional space during fiscal 2004. We own a parcel of undeveloped land, containing approximately 106 acres, in Tyngsborough, Massachusetts. This land was acquired for the purpose of developing a campus that would serve as our corporate headquarters, if we should require additional facilities over the next several years.

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

The amended complaint, which is the operative complaint, was filed on behalf of persons who purchased the Company’s common stock between October 21, 1999 and December 6, 2000. The amended complaint alleges violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the assertion that the Company’s lead underwriters, the Company and the other named defendants made material false and misleading statements in the Company’s Registration Statements and Prospectuses filed with the SEC in October 1999 and March 2000 because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the Company’s public offerings and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. The amended complaint alleges claims against the Company, several of the Company’s officers and directors and the underwriters under Sections 11 and 15 of the Securities Act. It also alleges claims against the Company, the individual defendants and the underwriters under Sections 10(b) and 20(a) of the Securities Exchange Act. The amended complaint seeks damages in an unspecified amount.

The action against the Company is being coordinated with approximately three hundred other nearly identical actions filed against other companies. The actions seek damages in an unspecified amount. On October 9, 2002, the court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. The Company has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a proposed settlement between the Company and the plaintiff class. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the Court. The Company is unable to determine whether or when a settlement will occur or be finalized. In the event that a settlement is not finalized, the Company is not currently able to estimate the possibility of loss or range of loss, if any, relating to these claims.

On April 1, 2003, a complaint was filed against the Company in the United States Bankruptcy Court for the Southern District of New York by the creditors’ committee (the “Committee”) of 360networks (USA), inc. and 360networks services inc. (the “Debtors”). The Debtors are the subject of a Chapter 11 bankruptcy proceeding but are not plaintiffs in the complaint filed by the Committee. The complaint seeks recovery of alleged preferential payments in the amount of approximately $16.1 million, plus interest. The Committee alleges that the Debtors made the preferential payments under Section 547(b) of the Bankruptcy Code to the Company during the 90-day period prior to the Debtors’ bankruptcy filings. The Company believes that the claims against it are without merit and intends to defend against the complaint vigorously. The Company is not currently able to estimate the possibility of loss or range of loss, if any, relating to these claims.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock has been traded on the Nasdaq National Market under the symbol “SCMR” since October 22, 1999. The following table sets forth, for the periods indicated, the high and low closing sale prices as reported on the Nasdaq National Market for Sycamore common stock, as adjusted for all stock splits.

	High	Low
Fiscal year 2003:
Fourth Quarter ended July 31, 2003	$4.63	$3.12
Third Quarter ended April 26, 2003	3.25	2.90
Second Quarter ended January 25, 2003	3.46	2.48
First Quarter ended October 26, 2002	3.04	2.29

	High	Low
Fiscal year 2002:
Fourth Quarter ended July 31, 2002	$3.86	$2.80
Third Quarter ended April 27, 2002	5.01	3.44
Second Quarter ended January 26, 2002	6.44	4.31
First Quarter ended October 27, 2001	7.48	3.29

As of July 31, 2003, there were approximately 1,432 stockholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended July 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$38,276	$65,174	$374,746	$198,137	$11,330
Cost of revenue	35,104	152,704	317,796	106,419	8,587

Gross profit (loss)	3,172	(87,530)	56,950	91,718	2,743
Operating expenses:
Research and development	52,438	109,654	159,607	71,903	17,979
Sales and marketing	19,763	39,687	83,478	30,650	4,064
General and administrative	7,239	10,166	16,820	9,824	3,056
Stock-based compensation	6,627	22,812	62,092	19,634	3,547
Restructuring charges and related asset impairments	(4,447)	124,990	81,926	—	—
Acquisition costs	—	—	4,948	—	—

Total operating expenses	81,620	307,309	408,871	132,011	28,646

Loss from operations	(78,448)	(394,839)	(351,921)	(40,293)	(25,903)
Losses on investments	—	(24,845)	—	—	—
Interest and other income, net	23,342	40,027	85,299	41,706	850

Income (loss) before income taxes	(55,106)	(379,657)	(266,622)	1,413	(25,053)
Income tax expense	—	—	13,132	745	—

Net income (loss)	$(55,106)	$(379,657)	$(279,754)	$668	$(25,053)

Basic net income (loss) per share	$(0.21)	$(1.49)	$(1.18)	$0.00	$(1.32)
Diluted net income (loss) per share	$(0.21)	$(1.49)	$(1.18)	$0.00	$(1.32)
Shares used in per-share calculation—basic	265,702	254,663	237,753	166,075	18,919
Shares used in per-share calculation—diluted	265,702	254,663	237,753	233,909	18,919

	As of July 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$995,583	$1,043,545	$1,248,549	$1,517,103	$47,889
Working capital	651,832	636,530	783,665	1,147,131	59,292
Total assets	1,032,628	1,118,575	1,551,321	1,697,915	79,038
Long term debt, less current portion	—	—	—	1,157	4,489
Redeemable convertible preferred stock	—	—	—	—	55,771
Total stockholders’ equity	$992,515	$1,038,523	$1,387,860	$1,591,118	$6,691

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the related notes thereto included elsewhere in this report. Except for the historical information contained herein, we caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including but not limited to the rate of product purchases by current and prospective customers; general economic conditions, including stock market volatility and capital market conditions; conditions specific to the telecommunications, Internet and related industries; the commercial success of the Company’s line of intelligent optical networking products; the Company’s reliance on a limited number of customers; new product introductions and enhancements by the Company and its competitors; the length and variability of the sales cycles for the Company’s products; competition; manufacturing and sourcing risks; variations in the Company’s quarterly results; and the other factors discussed in this Form 10-K and other reports filed by us from time to time with the Securities and Exchange Commission. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.

Overview

Sycamore develops and markets optical networking products for telecommunications service providers worldwide. Our current and prospective customers include domestic and international large, established telecommunications service providers (sometimes referred to as incumbent service providers), Internet service providers, non-traditional telecommunications service providers, newer start-up service providers (sometimes referred to as emerging service providers), systems integrators, governments and enterprise organizations with private fiber networks. We believe that our products enable service providers to cost-effectively and easily transition their existing fiber optic network into an infrastructure that can provision, manage and deliver economic, high-bandwidth services to their customers.

For the last several years, the market for our products in the United States was influenced by regulatory changes, in particular, the Telecommunications Act of 1996, and the entry of a substantial number of new companies into the communications service business both domestically and internationally. These new companies, commonly referred to as emerging service providers, raised significant amounts of capital, much of which they invested in capital expenditures to build out their networks. In order to compete with the new emerging service providers, incumbent service providers also increased their capital expenditures above their historical levels. These trends accelerated the growth of the telecommunications equipment industry, including the demand for our products.

Over the last three years, these trends began to reverse and the telecommunications industry began to decline. In addition, there has been a sharp contraction in the availability of capital to our industry. As a result, many emerging service providers were no longer able to finance the build out of their networks and subsequently have failed or have significantly reduced the scope of their business operations. In addition, many incumbent service providers also had difficulty raising additional capital and have experienced significant financial difficulties. As a result of these developments service providers have reduced capital spending. At the same time, both the United States economy and the economies in substantially all of the countries in which we market our products have slowed significantly. As a result, our existing and prospective customers have become more conservative in their capital expenditures and more uncertain about their future purchases. As a consequence, we are facing a market that is both reduced in size and more difficult to predict and plan for.

These trends have had a number of significant effects on our business, including a decline in revenue of $309.6 million, or 83%, in fiscal 2002 compared to fiscal 2001 and a decline in revenue of $26.9 million, or 41%, in fiscal 2003 compared to fiscal 2002. In response to the telecommunications industry downturn, we enacted three separate restructuring programs through the fourth quarter of fiscal 2002. As a result of our restructuring programs we have incurred net charges totaling $402.4 million, comprised as follows: $175.1 million of net charges related to excess inventory, $202.5 million of net charges for restructuring and related asset impairments, and $24.8 million of losses on investments.

Our restructuring programs have reduced our cost structure compared to historical levels, however, we maintain a significant cost structure, particularly within the research and development, sales and customer support organizations. We believe this cost structure is necessary to develop, market and sell our products to our current and prospective customers. We expect that our significant investment in our current cost structure will continue to have an adverse impact on our cost of revenue, gross margins and operating results. At this time, we cannot predict when, or if, the market conditions and the demand for our products will improve.

As a result of the downturn in the telecommunications industry, our restructuring programs and our decision to maintain a significant cost structure, we have incurred a cumulative net loss of $736.2 million at July 31, 2003.

As of July 31, 2003, Sycamore and its subsidiaries employed approximately 373 persons, which was a net reduction of 72 persons from the approximately 445 persons employed on July 31, 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those relating to the allowance for doubtful accounts, inventory allowance, valuation of investments, warranty obligations, restructuring liabilities and asset impairments, litigation and other contingencies. Estimates are based on our historical experience and other assumptions that we consider reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe that the following critical accounting policies affect the most significant judgments, assumptions and estimates we use in preparing our consolidated financial statements. Changes in these estimates can affect materially the amount of our reported net income or loss.

When products are shipped to customers, we evaluate whether all of the fundamental criteria for revenue recognition have been met. The most significant revenue recognition judgments typically involve customer acceptance and whether collection is reasonably assured.

Some of our transactions involve the sale of products and services under multiple element arrangements. While each individual transaction varies according to the terms of the purchase order or sales agreement, a typical multiple element arrangement may include some or all of the following components: product shipments, installation services, maintenance and training. The total sales price is allocated based on the relative fair value of each component, which generally is the price charged for each component when sold separately. For the product portion, we recognize revenue upon shipment if there are no significant uncertainties regarding customer acceptance. If uncertainties regarding customer acceptance exist, we recognize revenue when the uncertainties are resolved. For installation services, typically we recognize revenue for services that have been performed upon acceptance in accordance with the contract. For maintenance and training services, we recognize revenue when the services are performed.

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts. In the event that we become aware of a deterioration in a particular customer’s financial condition, a review is performed to determine if additional provisions for doubtful accounts are required.

We accrue for warranty costs at the time revenue is recognized based on contractual rights and on the historical rate of claims and costs to provide warranty services. If we experience an increase in warranty claims above historical experience or our costs to provide warranty services increase, we may be required to increase our warranty accrual. An increase in the warranty accrual will have an adverse impact on our gross margins.

We continuously monitor inventory balances and record inventory allowances for any excess of the cost of the inventory over its estimated market value, based on assumptions about future demand and market conditions. While such assumptions may change from period to period, we measure the net realizable value of inventories using the best information available as of the balance sheet date. If actual market conditions are less favorable than those projected, or we experience a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, additional inventory allowances may be required, such as the $102.4 million charge we recorded in the first quarter of fiscal 2002.

Once we have written down inventory to its estimated net realizable value, we cannot increase its carrying value due to subsequent changes in demand forecasts. Accordingly, if inventory previously written down to its net realizable value is subsequently sold, we may realize improved gross profit margins on these transactions.

During the third quarter of fiscal 2001 and the first and fourth quarters of fiscal 2002, we recorded charges for restructuring and related asset impairments totaling $422.0 million, including inventory related charges of $186.4 million. These restructuring programs required us to make numerous assumptions and estimates such as future revenue levels and product mix, the timing of and the amounts received for subleases of excess facilities, the fair values of impaired assets, the amounts of other than temporary impairments of strategic investments, and the potential legal matters, administrative expenses and professional fees associated with the restructuring programs.

We continuously monitor the judgments, assumptions and estimates relating to the restructuring programs and, if these judgments, assumptions and estimates change, we may be required to record additional charges or credits against the reserves previously recorded for these restructuring programs. For example, during the third and fourth quarters of fiscal 2003, we recorded a net credit totaling $4.4 million to operating expenses, due to various changes in estimates relating to all of our restructuring programs. These credits included decreases in the accruals for potential legal matters associated with the restructuring programs and workforce reduction costs, partially offset by increases in the accrual for additional facility consolidation charges due to less favorable sublease assumptions. While we reduced the accrual for potential legal matters based on our current estimate as adjusted for events within the current quarter, given the inherent uncertainties involved in such matters, it is reasonably possible that we may incur a loss in addition to the amount accrued. In addition, in the event that other contingencies associated with the restructuring programs occur, or the estimates associated with the restructuring programs are revised, we may be required to record additional charges or credits against the reserves previously recorded for the restructuring programs. As of July 31, 2003, we had $18.0 million accrued as part of our restructuring liability relating to facility consolidations, based on our best estimate of the available sublease rates and terms at the present time. In the event that we are unsuccessful in subleasing any of the restructured facilities, we could incur additional restructuring charges and cash outflows in future periods totaling $1.2 million, which represents our current estimate of the assumed sublease recoveries.

Results of Operations

Fiscal Years ended July 31, 2003 and 2002

Revenue

Total revenue was $38.3 million and $65.2 million for fiscal 2003 and 2002, respectively. The decrease in revenue of $26.9 million or 41% from fiscal 2002 to 2003 was primarily due to the decrease in demand for optical networking products worldwide.

Product revenue declined 40%, or $17.3 million, to $26.2 million compared to product revenue of $43.5 million for fiscal 2002. Service revenue declined 44%, or $9.6 million, to $12.1 million compared to service revenue of $21.7 million in fiscal 2002. Three customers accounted for 43%, 22% and 14% of revenue in fiscal 2003, whereas two customers accounted for 45% and 20% of revenue in fiscal 2002. No other customer accounted for more than 10% of revenue in fiscal 2003 or 2002. International revenue represented 91% of revenue in fiscal 2003, compared to 87% of revenue in fiscal 2002. We expect future revenue to continue to be highly concentrated in a relatively small number of customers and that international revenue may continue to represent a significant percentage of future revenue. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially adversely affect our business, financial condition and results of operations.

Gross profit (loss)

Gross profit (loss) for product and services, including non-cash stock-based compensation expense, was as follows (in thousands, except percentages):

	Year Ended July 31,
	2003	2002
Gross profit (loss):
Product	$4,240	$(83,796)
Service	(1,068)	(3,734)

Total	$3,172	$(87,530)

Gross profit (loss):
Product	16.2%	(192.6)%
Service	(8.8)%	(17.2)%
Total	8.3%	(134.3)%

Product gross profit (loss)

Product gross profit was 16.2% of revenue for fiscal 2003 compared to a gross loss of (192.6%) of revenue for fiscal 2002. The decrease in revenue without a proportionate decrease in manufacturing costs adversely impacted product gross profit for both periods. The fiscal 2003 product gross profit included a credit of $0.5 million relating to a change in estimate relating to the excess inventory charge recorded in fiscal 2002. The product gross loss for fiscal 2002 included an excess inventory net charge of $91.6 million for inventory write-downs and non-cancelable purchase commitments.

Service gross profit (loss)

Service gross loss was (8.8%) of revenue for fiscal 2003 compared to a gross loss of (17.2%) of revenue for fiscal 2002. Service gross loss improved as a percentage of revenue in fiscal 2003 due to a reduction in customer support expenses, which exceeded the rate of decline in service revenue. The service gross loss for fiscal 2003 includes costs associated with a further realignment within the customer support organization, including employee severance and related costs.

At present, gross margins are low due to our decision to maintain a significant cost structure within our customer support organization, which we believe is necessary in order to sell our products to our current and prospective customers.

Research and Development Expenses

Research and development expenses decreased $57.3 million to $52.4 million for fiscal 2003 compared to $109.7 million for fiscal 2002. The decrease in expenses was primarily due to lower project materials costs and lower personnel and related expenses due to our prior restructuring programs.

Sales and Marketing Expenses

Sales and marketing expenses decreased $19.9 million to $19.8 million for fiscal 2003 compared to $39.7 million for fiscal 2002. The decrease in expenses was primarily due to lower personnel and related expenses due to our prior restructuring programs.

General and Administrative Expenses

General and administrative expenses decreased $3.0 million to $7.2 million for fiscal 2003 compared to $10.2 million for fiscal 2002. The decrease in expenses was primarily due to lower personnel and related expenses due to our prior restructuring programs.

Stock-Based Compensation Expense

Total stock-based compensation expense decreased $16.6 million to $8.0 million for fiscal 2003 compared to $24.6 million for fiscal 2002. For fiscal 2003, $1.4 million of stock-based compensation expense was classified as cost of revenue and $6.6 million was classified as operating expenses. Stock-based compensation expense primarily resulted from the granting of stock options and restricted shares with exercise or sale prices which were deemed to be below fair market value. The decrease was primarily due to stock-based compensation expense for restricted stock and stock options relating to the acquisition of Sirocco Systems, Inc., which were fully amortized in the fourth quarter of fiscal 2002. Stock-based compensation expense also declined as a result of personnel reductions from our prior restructuring programs. We currently expect to continue to incur stock-based compensation expense through the fourth quarter of fiscal 2005.

Restructuring Charges and Related Asset Impairments

In fiscal 2001 the telecommunications industry began a severe decline which has impacted equipment suppliers, including Sycamore. In response to the telecommunications industry downturn, we enacted three separate restructuring programs: the first in the third quarter of fiscal 2001 (the “fiscal 2001 restructuring”), the second in the first quarter of fiscal 2002 (the “first quarter fiscal 2002 restructuring”), and the third in the fourth quarter of fiscal 2002 (the “fourth quarter fiscal 2002 restructuring”). As a part of our fourth quarter fiscal 2002 restructuring program, we discontinued the development of our standalone transport products and focused our business exclusively on optical switching products. During fiscal 2002, as a result of the combined activity under all of the restructuring programs, we recorded a total net charge of $241.5 million, which was classified in the statement of operations as follows: cost of revenue—$91.7 million, operating expenses—$125.0 million, and non-operating expenses—$24.8 million. The originally recorded restructuring charges were subsequently reduced by credits totaling $14.6 million (cost of revenue—$10.8 million and operating expenses—$3.8 million). During fiscal 2003, due to various changes in estimates relating to the prior restructuring programs, we recorded a credit of $0.5 million classified as cost of revenue, and a net credit of $4.4 million classified as operating expenses as described below.

During the third and fourth quarters of fiscal 2003, we recorded a net $4.4 million credit to operating expenses due to various changes in estimates relating to our restructuring programs. The changes in estimates consisted primarily of a $8.6 million reduction in the estimated legal matters associated with the restructuring programs, a $0.9 million credit relating to proceeds received from the disposal of certain equipment and a $0.8 million reduction in the costs associated with a workforce reduction, partially offset by $4.9 million of additional facility consolidation charges and a $1.0 million charge for the write-down of certain land. In addition, we recorded a $0.5 million credit to cost of revenue relating to a favorable settlement with a supplier. While we have reduced the accrual for potential legal matters based on our current estimate as adjusted for events within the current quarter, given the inherent uncertainties involved in such matters, it is reasonably possible that we may incur a loss in addition to the amount accrued. In addition, in the event that other contingencies associated with the restructuring programs occur, or the estimates associated with the restructuring programs are revised, we may be required to record additional charges or credits against the reserves previously recorded for our restructuring programs.

As of July 31, 2003, we had $19.1 million in accrued restructuring costs, consisting primarily of $18.0 million of accrued liabilities for facility consolidations. Details regarding each of the restructuring programs are described below.

Fiscal 2001 Restructuring:

The fiscal 2001 restructuring program included a workforce reduction of 131 employees, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products and overlapping feature sets. We recorded restructuring charges and related asset impairments of $81.9 million classified as operating expenses and an excess inventory charge of $84.0 million relating to discontinued product lines, which was classified as cost of revenue. The restructuring charges included amounts accrued for potential legal matters, administrative expenses and professional fees associated with the restructuring programs, including employment termination related claims. We substantially completed the fiscal 2001 restructuring program during the first half of fiscal 2002. In the fourth quarter of fiscal 2002, we recorded a net $2.1 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted primarily of $4.7 million of additional facility consolidation charges due to less favorable sublease assumptions, offset by a $6.7 million reduction in the potential legal matters associated with the restructuring programs. During the third and fourth quarters of fiscal 2003, we recorded a net $1.3 million charge to operating expenses due to various changes in estimates. The changes in estimates consisted of $3.6 million of additional facility consolidation charges due to less favorable sublease assumptions, partially offset by a $2.3 million reduction in potential legal matters associated with the restructuring programs. As of July 31, 2003, the projected future cash payments of $12.9 million consist of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007, and potential legal matters associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the fiscal 2001 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2002	Payments	Adjustments	Accrual Balance at July 31, 2003
Workforce reduction	$4,174	$829	$3,203	$142	$—	$—	$—	$—
Facility consolidations and certain other costs	24,437	1,214	5,419	1,994	15,810	4,256	(1,336)	12,890
Inventory and asset write-downs	137,285	84,972	52,313	—	—	—	—	—

Total	$165,896	$87,015	$60,935	$2,136	$15,810	$4,256	$(1,336)	$12,890

First Quarter Fiscal 2002 Restructuring:

The first quarter fiscal 2002 restructuring program included a workforce reduction of 239 employees, consolidation of excess facilities and charges related to excess inventory and other asset impairments. As a result, we recorded restructuring charges and related asset impairments of $77.3 million classified as operating expenses and an excess inventory charge of $102.4 million classified as cost of revenue. In addition, we recorded charges totaling $22.7 million, classified as a non-operating expense, relating to impairments of investments in non-publicly traded companies that were determined to be other than temporary. The restructuring charges included $7.1 million of costs relating to the workforce reduction, $11.2 million related to the write-down of certain land, lease terminations and non-cancelable lease costs and $6.0 million for potential legal matters, administrative expenses and professional fees associated with the restructuring programs, including employment termination related claims. The restructuring charges also included $102.4 million for inventory write-downs and non-cancelable purchase commitments for inventories due to a severe decline in the forecasted demand for our products and $53.1 million for asset impairments related to our vendor financing agreements and fixed assets that we abandoned.

The first quarter fiscal 2002 restructuring program was substantially completed during the fourth quarter of fiscal 2002. During the third and fourth quarters of fiscal 2002, we recorded credits totaling $10.8 million to cost of revenue due to changes in estimates, the majority of which related to favorable settlements with contract manufacturers for non-cancelable inventory purchase commitments. In addition, during the fourth quarter of fiscal 2002, we recorded a net $1.7 million credit to operating expenses relating to various changes in estimates. The changes in estimates consisted of a $1.7 million reduction in potential legal matters associated with the restructuring programs and the reversal of an accrued liability of $0.8 million for workforce reductions, partially offset by $0.9 million of additional facility consolidation charges. During the third and fourth quarters of fiscal 2003, we recorded a net $1.4 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted of a $2.2 million reduction in potential legal matters associated with the restructuring programs, partially offset by $0.8 million of additional facility consolidation charges due to less favorable sublease assumptions. In addition, we recorded a $1.0 million non-cash charge to operating expenses for the write-down of certain land and a $0.5 million credit to cost of revenue relating to a favorable settlement with a supplier. As of July 31, 2003, the projected future cash payments of $1.8 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2005 and potential legal matters associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the first quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2002	Payments	Adjustments	Accrual Balance at July 31, 2003
Workforce reduction	$7,106	$173	$6,106	$827	$—	$—	$—	$—
Facility consolidations and certain other costs	17,181	8,572	1,684	835	6,090	2,821	1,449	1,820
Inventory and asset write-downs	155,451	102,540	41,358	10,804	749	749	—	—
Losses on investments	22,737	22,737	—	—	—	—	—	—

Total	$202,475	$134,022	$49,148	$12,466	$6,839	$3,570	$1,449	$1,820

Fourth Quarter Fiscal 2002 Restructuring:

The fourth quarter fiscal 2002 restructuring program included a workforce reduction of 225 employees, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products. This included discontinuing the development of our standalone transport products, including the SN 8000 Intelligent Optical Transport Node and the SN 10000 Intelligent Optical Transport System. As a result, we recorded restructuring charges and related asset impairments of $51.5 million classified as operating expenses. In addition, we recorded a charge of $2.1 million, classified as a non-operating expense, relating to impairments of investments in non-publicly traded companies that were determined to be other than temporary. The restructuring charges included $8.7 million of costs relating to the workforce reduction, $5.6 million for lease terminations and non-cancelable lease costs and $14.5 million relating to potential legal matters, contractual commitments, administrative expenses and professional fees related to the restructuring programs, including employment termination related claims. The restructuring charges also included $22.6 million of costs relating to asset impairments, which primarily included fixed assets that were disposed of, or abandoned, due to the rationalization of our product offerings and the consolidation of excess facilities. The fourth quarter fiscal 2002 restructuring program was substantially completed during the first half of fiscal 2003.

During the third and fourth quarters of fiscal 2003, we recorded a net $4.4 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted of a $4.1 million reduction in potential legal matters associated with the restructuring programs and a $0.8 million reduction in the costs associated with the workforce reduction, partially offset by $0.5 million of additional facility consolidation charges. In addition, we recorded a $0.9 million credit to operating expenses relating to proceeds received from the disposal of certain equipment. As of July 31, 2003, the projected future cash payments of $4.4 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2006 and potential legal matters and contractual commitments associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the fourth quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Accrual Balance at July 31, 2002	Payments	Adjustments	Accrual Balance at July 31, 2003
Workforce reduction	$8,713	$814	$2,059	$5,840	$5,070	$770	$—
Facility consolidations and certain other costs	20,132	—	454	19,678	11,662	3,640	4,376
Asset write-downs	22,637	22,637	—	—	—	—	—
Losses on investments	2,108	2,108	—	—	—	—	—

Total	$53,590	$25,559	$2,513	$25,518	$16,732	$4,410	$4,376

Interest and Other Income, Net

Interest and other income, net decreased $16.7 million to $23.3 million for fiscal 2003 compared to $40.0 million for fiscal 2002. The decrease in interest and other income was primarily attributable to lower interest rates and a lower invested cash balance during fiscal 2003.

Provision for Income Taxes

We did not provide for income taxes for fiscal 2003 or fiscal 2002 due to our cumulative taxable losses in recent years and the net losses incurred during each period. We did not record any tax benefits relating to these losses due to the uncertainty surrounding the realization of our deferred tax assets.

Fiscal Years ended July 31, 2002 and 2001

Revenue

Total revenue was $65.2 million and $374.7 million for fiscal 2002 and 2001, respectively. The decrease in revenue of $309.5 million or 83% from fiscal 2001 to 2002 was primarily due to the sudden decline in the telecommunications industry and decrease in the demand for optical networking products.

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

Gross profit (loss)

Gross profit (loss) for product and services, including non-cash stock-based compensation expense, was as follows (in thousands, except percentages):

	Year Ended July 31,
	2002	2001
Gross profit (loss):
Product	$(83,796)	$76,588
Service	(3,734)	(19,638)

Total	$(87,530)	$56,950

Gross profit (loss):
Product	(192.6)%	21.5%
Service	(17.2)%	(108.1)%
Total	(134.3)%	15.2%

Product gross profit (loss)

Product gross loss was (192.6%) of revenue for fiscal 2002 compared to a gross profit of 21.5% of revenue for fiscal 2001. The decrease in revenue without a proportionate decrease in manufacturing costs adversely impacted product gross profit for both periods. The fiscal 2002 product gross loss included an excess inventory net charge of $91.6 million for inventory write-downs and non-cancelable purchase commitments. The product gross profit for fiscal 2001 included an inventory write-down of $84.0 million associated with the consolidation and elimination of certain product lines.

Service gross profit (loss)

Service gross loss was (17.2%) of revenue for fiscal 2002 compared to a gross loss of (108.1%) of revenue for fiscal 2001. Service gross loss improved as a percentage of revenue in fiscal 2002 due to an increase in service revenue relating to product revenue recorded in the previous year and a reduction in customer support costs due to our restructuring actions.

Research and Development Expenses

Research and development expenses decreased $49.9 million to $109.7 million for fiscal 2002 compared to $159.6 million for fiscal 2001. The decrease was primarily due to lower project materials costs and lower personnel and related expenses due to our restructuring programs.

Sales and Marketing Expenses

Sales and marketing expenses decreased $43.8 million to $39.7 million for fiscal 2002 compared to $83.5 million for fiscal 2001. The decrease was primarily due to lower personnel and related expenses due to our restructuring programs as well as decreased program marketing costs.

General and Administrative Expenses

General and administrative expenses decreased $6.6 million to $10.2 million for fiscal 2002 compared to $16.8 million for fiscal 2001. The decrease was primarily due to lower personnel and related expenses due to our restructuring programs.

Stock-Based Compensation Expense

Total stock-based compensation expense decreased $40.6 million to $24.6 million for fiscal 2002 compared to $65.2 million for fiscal 2001. For fiscal 2002, $1.8 million of stock-based compensation expense was classified as cost of revenue and $22.8 million was classified as operating expenses. Stock-based compensation expense primarily resulted from the granting of stock options and restricted shares with exercise or sale prices which were deemed to be below fair market value. The significant decrease was primarily due to $36.3 million of expense recorded during the first quarter of fiscal 2001, upon the accelerated vesting of certain restricted stock and stock options in connection with our acquisition of Sirocco Systems, Inc. (“Sirocco”). Stock-based compensation expense also declined as a result of personnel reductions from our restructuring programs, offset partially by the amortization of restricted stock issued pursuant to the Company’s Stock Option Exchange Offer in the fourth quarter of fiscal 2001.

Restructuring Charges and Related Asset Impairments

In fiscal 2001 the telecommunications industry began a severe decline which has impacted equipment suppliers, including Sycamore. In response to the telecommunications industry downturn, we enacted three separate restructuring programs: the first in the third quarter of fiscal 2001 (the “fiscal 2001 restructuring”), the second in the first quarter of fiscal 2002 (the “first quarter fiscal 2002 restructuring”), and the third in the fourth quarter of fiscal 2002 (the “fourth quarter fiscal 2002 restructuring”). As a part of our fourth quarter fiscal 2002 restructuring program, we discontinued the development of our standalone transport products and focused our business exclusively on optical switching products. During fiscal 2002, as a result of the combined activity under all of the restructuring programs, we recorded a total net charge of $241.5 million, which was classified in the statement of operations as follows: cost of revenue—$91.7 million, operating expenses—$125.0 million, and non-operating expense—$24.8 million. The originally recorded restructuring charges were subsequently reduced by credits totaling $14.6 million (cost of revenue—$10.8 million and operating expenses—$3.8 million). Details regarding each of the restructuring actions are as follows:

Fiscal 2001 Restructuring:

The fiscal 2001 restructuring program included a workforce reduction of 131 employees, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products and overlapping feature sets. We recorded restructuring charges and related asset impairments of $81.9 million classified as operating expenses and an excess inventory charge of $84.0 million relating to discontinued product lines, which was classified as cost of revenue. The restructuring charges included amounts accrued for potential legal matters, administrative expenses and professional fees associated with the restructuring programs, including employment termination related claims. We substantially completed the fiscal 2001 restructuring program during the first half of fiscal 2002. In the fourth quarter of fiscal 2002, we recorded a net $2.1 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted primarily of $4.7 million of additional facility consolidation charges due to less favorable sublease assumptions, offset by a $6.7 million reduction in the potential legal matters associated with the restructuring programs. As of July 31, 2002, the projected future cash payments consist of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and potential legal matters and administrative expenses associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the fiscal 2001 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Total Restructuring Charge	Non-cash Charges	Fiscal 2001 Cash Payments	Accrual Balance at July 31, 2001	Fiscal 2002 Cash Payments	Adjustments	Accrual Balance at July 31, 2002
Workforce reduction	$4,174	$829	$2,823	$522	$380	$142	$—
Facility consolidations and certain other costs	24,437	1,214	1,132	22,091	4,287	1,994	15,810
Inventory and asset write-downs	137,285	84,972	13,923	38,390	38,390	—	—

Total	$165,896	$87,015	$17,878	$61,003	$43,057	$2,136	$15,810

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

Consolidation of facilities and certain other costs

We recorded a charge of $17.2 million relating to the consolidation of excess facilities and certain other costs. The total charge includes $11.2 million related to the write-down of certain land, as well as lease terminations and non-cancelable lease costs relating to abandoned facilities. We also recorded other restructuring costs of $6.0 million relating primarily to potential legal matters, administrative expenses and professional fees in connection with the restructuring programs.

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

The restructuring charges and related asset impairments recorded in the first quarter of fiscal 2002, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Cash Payments	Adjustments	Accrual Balance at July 31, 2002
Workforce reduction	$7,106	$173	$6,106	$827	$—
Facility consolidations and certain other costs	17,181	8,572	1,684	835	6,090
Inventory and asset write-downs	155,451	102,540	41,358	10,804	749
Losses on investments	22,737	22,737	—	—	—

Total	$202,475	$134,022	$49,148	$12,466	$6,839

The first quarter fiscal 2002 restructuring program was substantially completed during the fourth quarter of fiscal 2002. During the third and fourth quarters of fiscal 2002, we recorded credits totaling $10.8 million to cost of revenue due to changes in estimates, the majority of which related to favorable settlements with contract manufacturers for non-cancelable inventory purchase commitments. In addition, during the fourth quarter of fiscal 2002, we recorded a credit to operating expenses of $1.7 million relating to various changes in estimates. The changes in estimates consisted of $0.9 million of additional facility consolidation charges, offset by a $1.7 million reduction in the potential legal matters associated with the restructuring programs and the reversal of an accrued liability of $0.8 million for workforce reductions. The remaining cash payments consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2005 and potential legal matters and administrative expenses associated with the restructuring programs.

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

Consolidation of facilities and certain other costs

We recorded a charge of $20.1 million relating to the consolidation of excess facilities and certain other costs, including $5.6 million for lease terminations and non-cancelable lease costs relating to abandoned facilities. We also recorded other restructuring costs of $14.5 million relating to potential legal matters, contractual commitments, administrative expenses and professional fees related to the restructuring programs.

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

The restructuring charges and related asset impairments recorded in the fourth quarter of fiscal 2002, and the reserve activity since that time, are summarized as follows (in thousands):

	Total Restructuring Charge	Non-cash Charges	Cash Payments	Accrual Balance at July 31, 2002
Workforce reduction	$8,713	$814	$2,059	$5,840
Facility consolidations and certain other costs	20,132	—	454	19,678
Asset write-downs	22,637	22,637	—	—
Losses on investments	2,108	2,108	—	—

Total	$53,590	$25,559	$2,513	$25,518

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

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $995.6 million at July 31, 2003. Included in this amount were cash and cash equivalents of $250.6 million, compared to $172.7 million at July 31, 2002. The increase in cash and cash equivalents of $77.9 million was attributable to cash provided by investing activities of $124.0 million and cash provided by financing activities of $3.3 million, offset by cash used in operating activities of $49.4 million.

Cash used in operating activities of $49.4 million consisted of the net loss for the period of $55.1 million, adjusted for net non-cash charges totaling $29.7 million and changes in working capital totaling $24.0 million, the most significant component of which was a decrease in accrued restructuring costs of $28.6 million. Non-cash charges included depreciation and amortization, restructuring charges and related asset impairments, provision for doubtful accounts, and stock-based compensation. Cash provided by investing activities of $124.0 million consisted primarily of net maturities of investments of $123.1 million. Cash provided by financing activities of $3.3 million consisted primarily of the proceeds received from employee stock plan activity.

As a result of the downturn in the telecommunications industry, service providers continue to request favorable payment terms from equipment suppliers. From time to time we have provided extended payment terms on trade receivables to certain key customers to assist them with their network deployment plans. Our ability to provide such extended payment terms is limited and depends on a number of factors, including the customer’s financial position, our working capital requirements and strategic plans. The extension of favorable payment terms to our customers may limit the capital that we have available for other uses.

Currently, our primary source of liquidity comes from our cash and cash equivalents and investments, which totaled $995.6 million at July 31, 2003. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities at the date of acquisition ranging from 90 days to three years. At July 31, 2003, $421.8 million of investments with maturities of less than one year were classified as short-term investments, and $323.2 million of investments with maturities of greater than one year were classified as long-term investments. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and investments will continue to be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At July 31, 2003, more than 90% of our accounts receivable balance was attributable to three international customers. As of July 31, 2003, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. We currently intend to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures over the next few years using our existing cash, cash equivalents and investments.

Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

At July 31, 2003, our off-balance sheet arrangements, which consist entirely of contractual commitments for operating leases and inventory purchase commitments, were as follows (in thousands):

Fiscal Year:	Operating Leases	Inventory Purchase Commitments
2004	$6,566	$5,800
2005	6,278	—
2006	3,705	—
2007	6,024	—

Total future contractual commitments	$22,573	$5,800

Payments made under operating leases will be treated as rent expense for the facilities currently being utilized, or as a reduction of the restructuring liability for payments relating to excess facilities. Payments made for inventory purchase commitments will initially be capitalized as inventory, and will then be recorded as cost of revenue as the inventory is sold or otherwise disposed of.

Related Party Transactions

In July 2000, we made an investment of $2.2 million in Tejas Networks India Private Limited (“Tejas”). The Chairman of the Board of Sycamore also serves as the Chairman of the Board of Tejas. An executive officer of the Company also attends meetings of the board of directors of Tejas for the sole purpose of representing the Company’s business interests, if any. We have no obligation to provide any additional funding to Tejas. During the year ended July 31, 2003, we recognized revenue of $0.2 million relating to transactions with Tejas. During the year ended July 31, 2002, we did not engage in any material transactions with Tejas. During the year ended July 31, 2001, we made payments of $1.1 million to Tejas and recognized revenue of $0.1 million relating to transactions with Tejas.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to multiple element revenue arrangements entered into by the Company beginning in the first quarter of fiscal 2004. The adoption of EITF 00-21 is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any financial interests in variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46 provisions are required to be adopted by the Company in the second quarter of fiscal 2004. The adoption of FIN 46 is not expected to have a material impact on the Company’s financial position or results of operations.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

OUR BUSINESS HAS BEEN, AND IS LIKELY TO CONTINUE TO BE, ADVERSELY AFFECTED BY UNFAVORABLE CONDITIONS IN THE TELECOMMUNICATIONS INDUSTRY AND THE ECONOMY IN GENERAL.

Over the last three years, the telecommunications industry began to decline due to a sharp contraction in the available capital to our industry. The telecommunications industry trends have been compounded by the slowing economy in the United States and other countries in which we market our products. As a result, many of our existing and prospective customers have experienced significant financial distress. These customers have reduced their capital expenditures significantly. As a result, there has been a substantial reduction in the demand for our products.

Over the last three years, our revenue has declined and we have incurred significant operating losses. Our net losses for fiscal 2003 and 2002 were $55.1 million and $379.7 million, respectively. Throughout the telecommunications industry downturn, we have maintained a significant cost structure, particularly within the research and development, sales and customer service organizations. We believe this cost structure is necessary to develop, market and sell our products to current and prospective customers. As a result of the adverse market conditions and our decision to maintain a significant cost structure, we have incurred a cumulative net loss of $736.2 million at July 31, 2003. We anticipate that our cost of revenue, gross profit and operating results will continue to be adversely affected by adverse market conditions and our decision to maintain our significant cost structure. We will need to generate significantly higher revenue over the current levels in order to achieve and maintain profitability. We cannot assure you that our revenue will increase or that we will generate sufficient revenue to achieve or sustain profitability.

We expect the trends described above to continue to affect our business in the following ways:

•	our current and prospective customers will continue to have limited capital expenditures;

•	we will continue to have limited ability to forecast the volume and product mix of our sales;

•	we will experience increased competition as a result of reduced demand and we may experience downward pressures on pricing of our products which reduces gross margins;

•	the increased competition may enable customers to demand more favorable terms and conditions of sales including extended payment terms; and

•	the bankruptcies or weakened financial condition of some of our customers may require us to write off amounts due from prior sales.

These factors could lead to further reduced revenues and gross margins and increased operating losses.

WE DEPEND ENTIRELY ON OUR LINE OF INTELLIGENT OPTICAL NETWORKING PRODUCTS AND OUR FUTURE REVENUE DEPENDS ON THEIR COMMERCIAL SUCCESS.

Our future revenue depends on the commercial success of our line of intelligent optical networking products. Over the past three years, we have narrowed the scope of our product offerings, including discontinuing the development of our standalone transport products. Our research and development efforts focus exclusively on optical switching products and network management systems. We believe that continued investment in research and development is necessary in order to provide innovative solutions to our current and prospective customers. We cannot assure you that we will be successful in:

•	forecasting evolving customer requirements;

•	completing the development, introduction or production manufacturing of new products; or

•	enhancing our existing products.

Failure of our current or future products to operate as expected could delay or prevent their adoption. If our current and prospective customers do not adopt, purchase and successfully deploy our current and future products, our business, financial condition and results of operations could be materially adversely affected.

SUBSTANTIALLY ALL OF OUR REVENUE IS GENERATED FROM A LIMITED NUMBER OF CUSTOMERS, AND OUR SUCCESS DEPENDS ON INCREASING SALES TO INCUMBENT SERVICE PROVIDERS AND ESTABLISHING CHANNELS.

We currently have a limited number of customers. During fiscal 2003, Vodafone, Louis Dreyfus Communications, and NTT Communications accounted for 43%, 22% and 14% of our revenue, respectively. None of our customers are contractually committed to purchase any minimum quantities of products from us and orders are generally cancelable prior to shipment. We expect that our revenue will continue to depend on sales of our products to a limited number of customers. While expanding our customer base is a key objective, at the present time the number of potential customers for our products is limited.

Our sales efforts are primarily directed toward incumbent service providers, many of which have made significant investments in traditional optical networking infrastructures. We believe that our products enable service providers to easily and cost-effectively transition their existing fiber optic network into a network infrastructure that can provision, manage and deliver economic, high-bandwidth services to their customers. We believe that our products provide service providers an infrastructure that offers significant financial, operational and competitive advantages over traditional optical networking equipment. If we are unable to convince incumbent service providers to deploy our intelligent optical networking solutions, our business, financial condition and results of operations will be materially adversely affected.

In addition, we are focused on establishing successful relationships with a variety of distribution partners, including systems integrators. We have entered into agreements with several distribution partners, some of which also sell products that compete with our products. We cannot be certain that we will be able to retain or attract distribution partners on a timely basis or at all, or that the distribution partners will devote adequate resources to selling our products. In addition, the prospective customers for our products include systems integrators targeting governments and, to a limited extent, large enterprise customers, all of which we have limited experience in selling our products to. There can be no assurance that we will be successful in increasing our sales to distribution partners. If we are unable to increase sales to distribution partners, our business, financial condition and results of operations could be materially adversely affected.

WE FACE INTENSE COMPETITION THAT COULD ADVERSELY AFFECT OUR SALES AND PROFITABILITY.

Competition in the optical networking market is intense. Competition is based upon a combination of price, functionality, network management, interoperability, installation, services and scalability. Large companies, such as Nortel Networks, Lucent Technologies, Alcatel and Ciena Corporation, have historically dominated this market. Many of our competitors have longer operating histories and greater financial, sales, marketing and manufacturing resources. These competitors also have existing longer standing relationships with our current and prospective customers. Moreover, our competitors may foresee the course of market developments more accurately and could develop new technologies that compete with our products or even render our products obsolete.

In addition, to a lesser extent, we see new entrants into the optical networking market with new products that compete with our products. They often base their products on the latest available technology. Our inability to compete successfully against these companies would harm our business, financial condition and results of operations.

The recent decline in the telecommunications industry has resulted in even greater competitive pressures. We expect to encounter aggressive sales tactics such as the following:

•	price discounting;

•	early announcements of competing products and other marketing efforts;

•	customer financing assistance;

•	complete solution sales from one single source;

•	marketing and advertising assistance; and

•	intellectual property disputes.

These tactics may be effective in a highly concentrated customer base like ours. Our customers are under increasing pressure to deliver their services at the lowest possible cost. As a result, the price of an optical networking system may become an important factor in customer decisions. If we are unable to offset any reductions in the average selling price of our products by a reduction in the cost of our products, our gross margins will be adversely impacted.

Further, we believe that our industry may enter into a consolidation phase. Over the past two to three years, the market valuations of many companies in our industry have declined significantly making them more attractive acquisition candidates. Furthermore, the weakened financial position of many companies in our industry may make them more receptive to being acquired. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. Industry consolidation may have an adverse impact on our business, operating results, and financial condition as we compete as a single vendor solution.

If we are unable to compete successfully against our current and future competitors, we could experience price reductions, order cancellations and reduced gross margins, any one of which could have a material adverse effect on our business, results of operations and financial condition.

CURRENT ECONOMIC CONDITIONS COMBINED WITH OUR LIMITED OPERATING HISTORY MAKES FORECASTING DIFFICULT.

Current economic and market conditions have made it more difficult to make reliable estimates of revenue and operating results. We continue to have limited visibility into the capital spending plans of our current and prospective customers. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our planned expense levels depend in part on our expectations of long-term future revenue. Our planned expenses include significant investments in our research and development, sales and customer service organizations that we believe are necessary to support large established service providers, even though we are unsure of the volume, duration, or timing of any purchase orders. As a result, it is difficult to forecast revenue and operating results. If revenue and operating results are below the expectations of our investors and market analysts, it could cause a decline in the price of our common stock.

THE UNPREDICTABILITY OF OUR QUARTERLY RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

In general, our revenue and operating results in any reporting period may fluctuate significantly due to a variety of factors including:

•	fluctuation in demand for intelligent optical networking products;

•	the timing and size of sales of our products;

•	changes in customer requirements, including delays or order cancellations;

•	the introduction of new products by us or our competitors;

•	changes in the price or availability of components for our products;

•	the timing of recognizing revenue and deferred revenue;

•	readiness of customer sites for installation;

•	changes in our pricing policies or the pricing policies of our competitors;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	manufacturing and shipment delays and deferrals;

•	the timing and amount of employer payroll tax to be paid on employee gains on stock options exercised;

•	changes in accounting rules, such as any future requirement to record stock-based compensation expense for employee stock option grants made at fair market value; and

•	general economic conditions as well as those specific to the telecommunications, Internet and related industries.

We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. You should not rely on our results for one quarter as any indication of our future performance. The factors discussed above are extremely difficult to predict and impact our revenue and operating results. In addition, our ability to forecast our future business has been significantly impaired by the current economic and market conditions. As a result, we believe that our revenue and operating results are likely to continue to vary significantly from quarter to quarter and may cause our stock price to fluctuate.

Additionally, we believe that customers who make a decision to deploy our products will expand their networks slowly and deliberately. Accordingly, in the event that customer order activity increased, we could receive purchase orders for significant dollar amounts on an irregular and unpredictable basis. Because of our limited operating history and the nature of our business, we cannot predict these sales and deployment cycles. The long sales cycles, as well as our expectation that customers may tend to place large orders sporadically with short lead times, may cause our revenue and results of operations to vary significantly and unexpectedly from quarter to quarter. As a result, our future operating results may be below our expectations or those of public market analysts and investors, and our revenue may continue to decline or recover at a slower rate than anticipated by us or analysts and investors. In either event, the price of our common stock could decrease.

OUR STRATEGY REQUIRES SIGNIFICANT INVESTMENTS AND REQUIRES REVENUE TO INCREASE SUBSTANTIALLY.

In terms of our strategy, we believe that continued investment is necessary in order to continue to provide innovative optical networking solutions that our current and prospective customers require. As a result, we have maintained a significant cost structure, particularly within research and development, sales and customer service. This cost structure will not permit us to return to profitability unless we can increase our revenue substantially. If we fail to do so, we may be required to modify our strategy, which would likely have an adverse effect on our financial condition.

PRODUCT PERFORMANCE PROBLEMS COULD LIMIT OUR CURRENT AND FUTURE SALES PROSPECTS.

The design, development and deployment of our products often involves problems with software, components, manufacturing processes and interoperability with other network elements. If we are unable to identify and fix errors or other problems, or if our customers experience interruptions or delays that cannot be promptly resolved, we could experience:

•	loss of or delay in revenue and loss of market share;

•	loss of customers;

•	failure to expand sales to existing and prospective customers;

•	failure to attract new customers or achieve market acceptance;

•	diversion of development resources;

•	increased service and warranty costs;

•	delays in collecting accounts receivable;

•	legal actions by our customers; and

•	increased insurance costs.

These factors may adversely impact our revenue, operating results and financial condition.

OUR BUSINESS IS SUBJECT TO RISKS FROM INTERNATIONAL OPERATIONS.

International sales represented 91% of total revenue in fiscal 2003, and we expect that international sales may continue to represent a significant portion of our revenue. Doing business internationally requires significant management attention and financial resources to successfully develop direct and indirect sales channels and to support customers in international markets. While international sales currently represent a high percentage of total revenue, these sales are concentrated within a relatively small number of customers. We may not be able to maintain or expand international market demand for our products.

We have relatively limited experience in marketing, distributing and supporting our products internationally and to do so, we expect that we will need to develop versions of our products that comply with local standards. In addition, international operations are subject to other inherent risks, including:

•	greater difficulty in accounts receivable collection and longer collection periods;

•	difficulties and costs of staffing and managing foreign operations in compliance with local laws and customs;

•	reliance on working with distribution partners for the resale of our products in certain markets and for certain types of product offerings, such as the integration of our products into third-party product offerings;

•	necessity to work with third parties in certain countries to perform installation and obtain customer acceptance, and the resulting impact on revenue recognition;

•	the impact of slowdowns or recessions in economies outside the United States;

•	unexpected changes in regulatory requirements, including trade protection measures and import and licensing requirements;

•	certification requirements;

•	currency fluctuations;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences; and

•	political and economic instability, particularly in emerging markets.

These factors may adversely impact our revenue, operating results and financial condition.

WE RELY ON SINGLE SOURCES FOR SUPPLY OF CERTAIN COMPONENTS AND OUR BUSINESS MAY BE SERIOUSLY HARMED IF OUR SUPPLY OF ANY OF THESE COMPONENTS OR OTHER COMPONENTS IS DISRUPTED.

We purchase several key components from single or limited sources. These key components include commercial digital signal processors, central processing units, field programmable gate arrays, switch fabric, and optical transceivers. We generally purchase our key components on a purchase order basis and have no long-term contracts for these components. In the event of a disruption in supply of key components, we may not be able to develop an alternate source in a timely manner or on favorable terms. Such a failure could impair our ability to deliver products to customers which would adversely affect our revenue and operating results.

In addition, our reliance on key component suppliers exposes us to potential supplier production difficulties or quality variations. The loss of a source of supply for key components or a disruption in the supply chain could require us to incur additional costs to redesign our products that use those components. If any of these events occurred, our revenue and operating results could be adversely affected.

Throughout the downturn in the telecommunications industry, the optical component industry has been downsizing manufacturing capacity while consolidating product lines from earlier acquisitions. Several suppliers have exited the market for optical components, and others have announced reductions of their product offerings. These announcements, or similar decisions by other suppliers, could result in reduced competition and higher prices for the key components in our products. If any of these events occurred, our revenue and operating results could be adversely affected.

WE UTILIZE CONTRACT MANUFACTURERS AND ANY DISRUPTION IN THESE RELATIONSHIPS MAY CAUSE US TO FAIL TO MEET THE DEMANDS OF OUR CUSTOMERS AND DAMAGE OUR CUSTOMER RELATIONSHIPS.

We have limited internal manufacturing capabilities. We utilize contract manufacturers to manufacture our products in accordance with our specifications and to fill orders on a timely basis. We may not be able to manage our relationship with our contract manufacturers effectively, and our contract manufacturers may not meet our future requirements for timely delivery. Our contract manufacturers also build products for other companies, and we cannot be assured that they will have sufficient quantities of inventory available to fill our customer orders or that they will allocate their internal resources to fill these orders on a timely basis. In addition, our utilization of contract manufacturers limits our ability to control the manufacturing processes of our products, which exposes us to risks including the unpredictability of manufacturing yields and a reduced ability to control the quality of finished products.

The contract manufacturing industry is a highly competitive, capital-intensive business with relatively low profit margins, in which acquisition activity is relatively common. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming, and could result in a significant interruption in the supply of our products. If we are required or choose to change contract manufacturers for any reason, we may (i) lose revenue, (ii) adversely impact gross margins and (iii) damage our customer relationships.

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

If we underestimate our inventory requirements, the contract manufacturers may have inadequate inventory that could interrupt manufacturing of our products and result in delays in shipment to our customers and revenue recognition. We also could incur additional charges to manufacture our products to meet our customer deployment schedules.

WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO RETAIN OUR KEY EMPLOYEES, OUR ABILITY TO COMPETE COULD BE HARMED.

We depend on the continued services of our executive officers and other key engineering, sales, marketing and support personnel, who have critical industry experience and relationships that we rely on to implement our business strategy. None of our officers or key employees is bound by an employment agreement for any specific term. We do not have “key person” life insurance policies covering any of our employees. All of our key employees have been granted stock-based awards that are intended to represent an integral component of their compensation package. These stock-based awards may not provide the intended incentive to our employees if our stock price declines or experiences significant volatility. The loss of the services of any of our key employees, the inability to attract and retain qualified personnel in the future, or delays in hiring qualified personnel could delay the development and introduction of, and negatively impact our ability to sell, our products.

WE FACE CERTAIN LITIGATION RISKS.

We are a party to lawsuits and claims in the normal course of our business. However, there can be no assurance that the ultimate resolution of such claims will not exceed the amounts accrued for such claims, if any. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Part I, Item 3—“Legal Proceedings”.

OUR ABILITY TO COMPETE COULD BE JEOPARDIZED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be harmed. Litigation may be necessary to enforce our intellectual property rights. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse affect on our business, operating results and financial condition.

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

Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves, and possibly our customers, manufacturers or suppliers against the alleged infringement. Regardless of their merit, these claims could result in costly litigation and subject us to the risk of significant liability for damages. Such claims would likely be time consuming and expensive to resolve, would divert management time and attention and would put us at risk to:

•	stop selling, incorporating or using our products that incorporate the challenged intellectual property;

•	obtain from the owner of the intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;

•	redesign those products that use such technology; or

•	accept a return of products that use such technologies.

If we are forced to take any of the foregoing actions, our business may be seriously harmed.

In addition, we license technology from third parties and utilize software in the public domain that is used in our existing products, and in new product development and enhancements to existing products. We cannot be assured that third party licenses will be available to us on commercially reasonable terms, if at all. The inability to obtain any third party license required to develop new products and enhance existing products could require us to substitute technology of lower quality or performance standards or at greater cost, either of which could adversely impact the competitiveness of our products.

ANY ACQUISITIONS OR STRATEGIC INVESTMENTS WE MAKE COULD DISRUPT OUR BUSINESS AND SERIOUSLY HARM OUR FINANCIAL CONDITION.

As part of our ongoing business strategy, we consider acquisitions and strategic investments in complementary companies, products or technologies. We may consider acquisitions of other companies to broaden our product portfolio and gain access to incumbent service providers. In the event of an acquisition, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	consume cash, which would reduce the amount of cash available for other purposes;

•	incur debt;

•	assume liabilities;

•	increase our ongoing operating expenses and level of fixed costs;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs; or

•	become subject to litigation.

Our ability to achieve the benefits of any acquisition, will also involve numerous risks, including:

•	problems combining the purchased operations, technologies or products;

•	unanticipated costs;

•	diversion of management’s attention from other business issues and opportunities;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	problems with integrating employees and potential loss of key employees.

We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future and any failure to do so could disrupt our business and seriously harm our financial condition.

As of July 31, 2003, we have made strategic investments in privately held companies totaling approximately $26.0 million, and we may decide to make additional investments in the future. In fiscal 2002, we recorded impairment losses of $24.8 million relating to these investments. These types of investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in certain or all of these companies.

ANY EXTENSION OF CREDIT TO OUR CUSTOMERS MAY SUBJECT US TO CREDIT RISKS AND LIMIT THE CAPITAL THAT WE HAVE AVAILABLE FOR OTHER USES.

We continue to receive requests for financing assistance from existing and prospective customers. In the near term, we expect these requests to continue. We believe the ability to offer financing assistance can be a competitive factor in obtaining business. From time to time we have provided extended payment terms on trade receivables to certain key customers to assist them with their network deployment plans. In addition, we may provide or commit to extend additional credit or credit support, such as vendor financing, to our customers as we consider appropriate in the course of our business. Such financing activities subject us to the credit risk of customers whom we finance. In addition, our ability to recognize revenue from financed sales will depend upon the relative financial condition of the specific customer, among other factors. We could experience losses due to customers failing to meet their financial obligations that could harm our business and materially adversely affect our operating results and financial condition, such as the losses that we incurred during the first quarter of fiscal 2002.

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE.

Historically, the market for technology stocks has been extremely volatile. Our common stock has experienced, and may continue to experience, substantial price volatility. The following factors could cause the market price of our common stock to fluctuate significantly:

•	our loss of a major customer;

•	significant changes or slowdowns in the funding and spending patterns of our current and prospective customers;

•	the addition or departure of key personnel;

•	variations in our quarterly operating results;

•	announcements by us or our competitors of significant contracts, new products or product enhancements;

•	failure by us to meet product milestones;

•	acquisitions, distribution partnerships, joint ventures or capital commitments;

•	regulatory changes in telecommunications;

•	variations between our actual results and the published expectations of securities analysts;

•	changes in financial estimates by securities analysts;

•	sales of our common stock or other securities in the future;

•	changes in market valuations of networking and telecommunications companies; and

•	fluctuations in stock market prices and volumes.

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

At July 31, 2003, options to purchase a total of 30.2 million shares of our common stock were outstanding. While these options are subject to vesting schedules, a number of the shares underlying these options are freely tradable. Sales of a substantial number of shares of our common stock could cause our stock price to fall or increase the volatility of our stock price. In addition, sales of shares by our stockholders could impair our ability to raise capital through the sale of additional stock.

YOUR ABILITY TO INFLUENCE KEY TRANSACTIONS, INCLUDING CHANGES OF CONTROL, MAY BE LIMITED BY SIGNIFICANT INSIDER OWNERSHIP, PROVISIONS OF OUR CHARTER DOCUMENTS AND PROVISIONS OF DELAWARE LAW.

As of July 31, 2003, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 36.1% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at July 31, 2003, the fair value of the portfolio would decline by approximately $0.7 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business has become increasingly global, with international revenue representing 91% of total revenue in fiscal 2003. We expect that international sales may continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our financial results, although to date the impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and the Board of Directors of Sycamore Networks, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sycamore Networks, Inc. and its subsidiaries at July 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

August 18, 2003

SYCAMORE NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	July 31, 2003	July 31, 2002
A S S E T S
Current assets:
Cash and cash equivalents	$250,595	$172,658
Short-term investments	421,784	509,350
Accounts receivable, net of allowance for doubtful accounts of $4,184 and $4,684 at July 31, 2003 and July 31, 2002, respectively	10,769	18,187
Inventories	5,117	12,940
Prepaids and other current assets	3,680	3,447

Total current assets	691,945	716,582
Property and equipment, net	14,589	32,696
Long-term investments	323,204	361,537
Other assets	2,890	7,760

Total assets	$1,032,628	$1,118,575

L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y
Current liabilities:
Accounts payable	$3,475	$6,104
Accrued compensation	3,545	3,896
Accrued warranty	4,651	5,499
Accrued expenses	4,203	7,649
Accrued restructuring costs	19,086	48,167
Deferred revenue	2,677	4,978
Other current liabilities	2,476	3,759

Total current liabilities	40,113	80,052

Commitments and contingencies (Notes 5 and 11)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued and outstanding at July 31, 2003 and July 31, 2002	—	—
Common stock, $.001 par value; 2,500,000 shares authorized, 272,099 and 273,681 shares issued at July 31, 2003 and July 31, 2002, respectively	272	274
Additional paid-in capital	1,733,476	1,732,846
Accumulated deficit	(736,192)	(681,086)
Deferred compensation	(6,822)	(17,910)
Treasury stock, at cost; 147 and 1,933 shares held at July 31, 2003 and July 31, 2002, respectively	(11)	(158)
Accumulated other comprehensive income	1,792	4,557

Total stockholders’ equity	992,515	1,038,523

Total liabilities and stockholders’ equity	$1,032,628	$1,118,575

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended July 31,
	2003	2002	2001
Revenue
Product	$26,166	$43,516	$356,582
Service	12,110	21,658	18,164

Total revenue	38,276	65,174	374,746

Cost of revenue
Product (exclusive of non-cash stock-based compensation expense of $771, $939 and $2,449)	21,155	126,373	277,545
Service (exclusive of non-cash stock-based compensation expense of $641, $876 and $683)	12,537	24,516	37,119
Stock-based compensation	1,412	1,815	3,132

Total cost of revenue	35,104	152,704	317,796

Gross profit (loss)	3,172	(87,530)	56,950
Operating expenses:
Research and development (exclusive of non-cash stock-based compensation expense of $3,021, $9,866 and $34,203)	52,438	109,654	159,607
Sales and marketing (exclusive of non-cash stock-based compensation expense of $1,696, $10,713 and $24,308)	19,763	39,687	83,478
General and administrative (exclusive of non-cash stock-based compensation expense of $1,910, $2,233 and $3,581)	7,239	10,166	16,820
Stock-based compensation	6,627	22,812	62,092
Restructuring charges and related asset impairments	(4,447)	124,990	81,926
Acquisition costs	—	—	4,948

Total operating expenses	81,620	307,309	408,871

Loss from operations	(78,448)	(394,839)	(351,921)
Losses on investments	—	(24,845)	—
Interest and other income, net	23,342	40,027	85,299

Loss before income taxes	(55,106)	(379,657)	(266,622)
Income tax expense	—	—	13,132

Net loss	$(55,106)	$(379,657)	$(279,754)

Basic and diluted net loss per share	$(0.21)	$(1.49)	$(1.18)
Shares used in per-share calculation—basic and diluted	265,702	254,663	237,753

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Notes Receivable	Deferred Compen- sation	Treasury Stock		Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount					Shares	Amount
Balance, July 31, 2000	271,664	$272	$1,720,565	$(21,675)	$(262)	$(112,816)	—	$—	$5,034	$1,591,118

Net loss	—	—	—	(279,754)	—	—	—	—	—	(279,754)
Unrealized loss on investments	—	—	—	—	—	—	—	—	(288)	(288)

Total comprehensive loss										(280,042)
Treasury stock transactions	(373)	—	(20)	—	—	—	2,497	(511)	—	(531)
Issuance of common stock under employee stock plans	2,390	2	6,787	—	—	—	(1,817)	385	—	7,174
Deferred compensation expense associated with equity awards	—	—	14,440	—	—	(14,440)	—	—	—	—
Stock-based compensation expense	—	—	915	—	—	64,309	—	—	—	65,224
Adjustments to deferred compensation for terminated employees	—	—	(8,837)	—	—	8,837	—	—	—	—
Compensation expense relating to stock option acceleration	—	—	1,447	—	—	—	—	—	—	1,447
Repayment of notes receivable	—	—	—	—	262	—	—	—	—	262
Tax benefit from employee stock plans	—	—	3,208	—	—	—	—	—	—	3,208

Balance, July 31, 2001	273,681	274	1,738,505	(301,429)	—	(54,110)	680	(126)	4,746	1,387,860

Net loss	—	—	—	(379,657)	—	—	—	—	—	(379,657)
Unrealized loss on investments	—	—	—	—	—	—	—	—	(189)	(189)

Total comprehensive loss										(379,846)
Treasury stock purchases	—	—	—	—	—	—	3,716	(319)	—	(319)
Issuance of common stock under employee stock plans	—	—	4,878	—	—	—	(2,463)	287	—	5,165
Stock-based compensation expense	—	—	2,209	—	—	22,418	—	—	—	24,627
Adjustments to deferred compensation for terminated employees	—	—	(13,782)	—	—	13,782	—	—	—	—
Compensation expense relating to stock option acceleration	—	—	1,036	—	—	—	—	—	—	1,036

Balance, July 31, 2002	273,681	274	1,732,846	(681,086)	—	(17,910)	1,933	(158)	4,557	1,038,523

Net loss	—	—	—	(55,106)	—	—	—	—	—	(55,106)
Unrealized loss on investments	—	—	—	—	—	—	—	—	(2,765)	(2,765)

Total comprehensive loss										(57,871)
Treasury stock purchases	—	—	—	—	—	—	1,861	(163)	—	(163)
Treasury stock retirements	(2,861)	(3)	(243)	—	—	—	(2,861)	246	—	—
Issuance of common stock under employee stock plans	1,279	1	3,460	—	—	—	(786)	64	—	3,525
Stock-based compensation expense	—	—	525	—	—	7,514	—	—	—	8,039
Adjustments to deferred compensation for terminated employees	—	—	(3,574)	—	—	3,574	—	—	—	—
Compensation expense relating to stock option acceleration	—	—	462	—	—	—	—	—	—	462

Balance, July 31, 2003	272,099	$272	$1,733,476	$(736,192)	$—	$(6,822)	147	$(11)	$1,792	$992,515

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended July 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(55,106)	$(379,657)	$(279,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,114	41,900	35,500
Restructuring charges and related asset impairments	1,000	159,581	52,476
Stock-based compensation	8,039	24,627	65,224
Provision for doubtful accounts	(500)	(89)	5,530
Deferred income taxes	—	—	14,049
Tax benefit from employee stock plans	—	—	3,208
Changes in operating assets and liabilities:
Accounts receivable	7,918	23,379	(3,600)
Inventories	7,823	833	(62,678)
Prepaids and other current assets	(233)	10,292	6,751
Deferred revenue	(2,301)	(1,629)	(23,101)
Accounts payable	(2,629)	(56,409)	13,483
Accrued expenses and other liabilities	(5,928)	(12,535)	8,527
Accrued restructuring costs	(28,619)	(12,836)	61,003

Net cash used in operating activities	(49,422)	(202,543)	(103,382)

Cash flows from investing activities:
Purchases of property and equipment	(4,007)	(15,915)	(115,454)
Purchases of investments	(558,671)	(1,161,410)	(703,526)
Maturities of investments	681,805	1,046,383	1,034,327
Minority equity investments	—	—	(9,004)
Decrease (increase) in other assets	4,870	8,797	(45,551)

Net cash provided by (used in) investing activities	123,997	(122,145)	160,792

Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,525	5,165	7,174
Purchase of treasury stock	(163)	(319)	(531)
Payments received for notes receivable	—	—	262
Payments on notes payable	—	—	(1,780)

Net cash provided by financing activities	3,362	4,846	5,125

Net increase (decrease) in cash and cash equivalents	77,937	(319,842)	62,535
Cash and cash equivalents, beginning of period	172,658	492,500	429,965

Cash and cash equivalents, end of period	$250,595	$172,658	$492,500

Supplemental cash flow information:
Cash paid for interest	—	—	$264
Cash paid for income taxes	—	—	885

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business:

Sycamore Networks, Inc. (the “Company”) was incorporated in Delaware on February 17, 1998. The Company develops and markets intelligent optical networking products that are designed to enable telecommunications service providers to cost-effectively and easily transition their existing fiber optic network into an infrastructure that can provision, manage and deliver economic, high-bandwidth services to their customers.

2. Significant Accounting Policies:

The accompanying financial statements of the Company reflect the application of certain significant accounting policies as described below. The Company considers the following to be its most critical accounting policies and estimates: revenue recognition, allowances for doubtful accounts, warranty reserves, inventory valuation, and restructuring liabilities and asset impairments. The Company believes these accounting policies are critical because changes in such estimates can materially affect the amount of the Company’s reported net income or loss. See detailed discussion under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

The Company completed a merger with Sirocco Systems, Inc. (“Sirocco”), a U.S. company headquartered in Wallingford, Connecticut on September 7, 2000, where an aggregate of approximately 28.6 million shares of Sycamore common stock were either exchanged for all outstanding shares of Sirocco or reserved for common stock issuable under outstanding Sirocco stock options assumed by Sycamore in the transaction. The transaction was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, the consolidated financial statements for all prior periods presented were restated to include the results of operations, financial position and cash flows of Sirocco.

Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of July 31, 2003 and 2002, investments consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
July 31, 2003:
Certificates of deposit	$22,681	$4	$(5)	$22,680
Commercial paper	267,350	940	(142)	268,148
Government securities	453,165	1,571	(576)	454,160

Total	$743,196	$2,515	$(723)	$744,988

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
July 31, 2002:
Certificates of deposit	$21,685	$42	$—	$21,727
Commercial paper	363,305	1,790	(68)	365,027
Government securities	481,340	2,810	(17)	484,133

Total	$866,330	$4,642	$(85)	$870,887

At July 31, 2003, contractual maturities of the Company’s investment securities were as follows (in thousands):

	Amortized Cost	Fair Market Value
Less than one year	$419,961	$421,784
Due in one to three years	323,235	323,204

Total	$743,196	$744,988

The Company also has certain investments in non-publicly traded companies for the promotion of business and strategic objectives. These investments are included in other long-term assets in the Company’s balance sheet and are generally carried at cost. As of July 31, 2003 and 2002, $0.5 million of these investments are included in other long-term assets. The Company monitors these investments for impairment and makes appropriate reductions in carrying values, if necessary. During the year ended July 31, 2002, the Company recorded impairment charges totaling $24.8 million against the value of these investments, due to other than temporary declines in value. No impairment charges were recorded during the years ended July 31, 2003 and 2001.

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

The Company’s transactions may involve the sales of systems and services under multiple element arrangements. Revenue under multiple element arrangements is allocated based on the fair value of each element. While each individual transaction varies according to the terms of the purchase order or sales agreement, a typical multiple element arrangement may include some or all of the following components: product shipments, installation services, maintenance and training. The total sales price is allocated based on the relative fair value of each component, generally the price charged for each component when sold separately. For the product portion, revenue is recognized upon shipment if there are no significant uncertainties regarding customer acceptance. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. For installation services, revenue is typically recognized upon receipt of documentation from the customer that the services have been performed. For maintenance services, revenue is recognized ratably over the period the services are performed. For training services, revenue is recognized when the services are performed.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

Under the intrinsic value method, when the exercise price of the Company’s employee stock awards equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s Consolidated Statements of Operations. The Company currently recognizes compensation expense under APB 25 relating to certain stock options and restricted stock with exercise prices below fair market value on the date of grant.

The Company is required under SFAS 123 to disclose pro forma information regarding the stock awards made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per share data):

	Year Ended July 31,
	2003	2002	2001
Net loss:
As reported	$(55,106)	$(379,657)	$(279,754)
Stock-based compensation expense included in reported net loss under APB 25	8,039	24,627	65,224
Stock-based compensation expense that would have been included in reported net loss if the fair value provisions of SFAS 123 had been applied to all awards	(49,714)	(141,095)	(316,972)

Pro forma	$(96,781)	$(496,125)	$(531,502)

Basic and diluted net loss per share:
As reported	$(0.21)	$(1.49)	$(1.18)
Pro forma	$(0.36)	$(1.95)	$(2.24)

The fair value of these stock awards at the date of grant was estimated using the Black-Scholes model with the following assumptions:

	Year Ended July 31,
	2003	2002	2001
Risk free interest rate	2.2%	3.3%	5.0%
Dividend yield	0%	0%	0%
Expected volatility	96%	100%	90%
Expected life	3.9 years	3.5 years	5 years

The assumptions used for awards under the Company’s Employee Stock Purchase Plan were the same as those listed above, except that an expected life of 0.5 years was used for each period. The weighted average grant date fair value of stock awards granted during the years ended July 31, 2003, 2002 and 2001 was $2.19, $2.87 and $30.70 per share, respectively. For purposes of the pro forma information, the estimated fair values of the employee stock options are amortized to expense using the straight-line method over the vesting period. The pro forma effect of applying SFAS No. 123 for the periods presented is not necessarily representative of the pro forma effect to be expected in future years.

The weighted average exercise prices for options granted at fair value were $3.37, $4.27 and $41.73 for fiscal 2003, 2002 and 2001, respectively. The weighted average fair values for options granted at fair value were

$2.19, $2.87 and $30.17 for fiscal 2003, 2002 and 2001, respectively. The weighted average exercise price for options granted below fair value in fiscal 2003 was $2.79. The weighted average fair value of options granted below fair value in fiscal 2003 was $2.21. No options were granted below fair value in fiscal 2002. The weighted average exercise price for options granted below fair value in fiscal 2001 was $134.63. The weighted average fair value of options granted below fair value in fiscal 2001 was $102.58.

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method, based upon the following asset lives:

Computer and telecommunications equipment	2 to 3 years
Computer software	3 years
Furniture and office equipment	5 years
Leasehold improvements	Shorter of lease term or useful life of asset

The cost of significant additions and improvements is capitalized and depreciated while expenditures for maintenance and repairs are charged to expense as incurred. Costs related to internal use software are capitalized in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Upon retirement or sale of an asset, the cost and related accumulated depreciation of the assets are removed from the accounts and any resulting gain or loss is reflected in the determination of net income or loss.

Currently, the Company’s long-lived assets consist entirely of property and equipment. Long-lived assets to be held and used are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Determination of recoverability is based on a comparison of the carrying value of the asset to an estimate of the undiscounted future cash flows resulting from the use and eventual disposition of the asset. An impairment loss is recognized when the fair value of the asset, or the present value of the discounted cash flows expected to result from the use of the asset, is less than the carrying value. Long-lived assets to be disposed of are reported at the lower of carrying value or fair value less costs to sell.

Research and Development and Software Development Costs

The Company’s products are highly technical in nature and require a large and continuing research and development effort. All research and development costs are expensed as incurred. Software development costs incurred prior to the establishment of technological feasibility are charged to expense. Technological feasibility is demonstrated by the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility are capitalized until the product is available for general release to customers. Amortization is based on the greater of (i) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (ii) the straight-line method over the remaining estimated life of the product. To date, the period between achieving technological feasibility and the general availability of the related products has been short and software development costs qualifying for capitalization have not been material. Accordingly, the Company has not capitalized any software development costs.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Concentrations and Significant Customer Information

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, investments and accounts receivable. The Company invests its excess cash primarily in deposits with commercial banks, high-quality corporate securities and U.S. government securities. For the year ended July 31, 2003, three international customers accounted for 43%, 22% and 14% of the Company’s revenue, respectively. For the year ended July 31, 2002, two international customers accounted for 45% and 20% of the Company’s revenue, respectively. For the year ended July 31, 2001, one domestic customer accounted for 47% of the Company’s revenue and one international customer accounted for 11% of the Company’s revenue. The Company generally does not require collateral for sales to customers, and the Company’s accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At July 31, 2003 and 2002, more than 90% of the Company’s accounts receivable balance was attributable to three international customers.

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

Certain components and parts used in the Company’s products are procured from a single source. The Company generally obtains parts from one vendor only, even where multiple sources are available, to maintain quality control and enhance working relationships with suppliers. These purchases are made under existing contracts or purchase orders. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby adversely affect the Company’s revenue and results of operations.

Allowance for Doubtful Accounts

The Company evaluates its outstanding accounts receivable balances on an ongoing basis to determine whether an allowance for doubtful accounts should be recorded. Activity in the Company’s allowance for doubtful accounts is summarized as follows:

	Year Ended July 31,
	2003	2002	2001
	(in thousands)
Beginning balance	$4,684	$4,773	$—
Additions (credits) charged to expenses	(500)	(89)	5,530
Deductions	—	—	757

Ending balance	$4,184	$4,684	$4,773

Other Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). For all periods presented, the unrealized gain or loss on investments, which is recorded as a component of stockholders’ equity, was the only difference between the reported net income (loss) and total comprehensive income (loss).

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period less unvested restricted stock. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Common equivalent shares are composed of unvested shares of restricted common stock and the incremental common shares issuable upon the exercise of stock options and warrants outstanding. For all periods presented, due to the net loss sustained in each period, there was no difference between the shares used to calculate basic and diluted net loss per share, since the impact of the common equivalent shares would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended July 31,
	2003	2002	2001
	(in thousands, except per share data)
Numerator:
Net loss	$(55,106)	$(379,657)	$(279,754)
Denominator:
Weighted-average shares of common stock outstanding	271,602	272,162	272,929
Weighted-average shares subject to repurchase	(5,900)	(17,499)	(35,176)

Shares used in per-share calculation—basic	265,702	254,663	237,753

Weighted-average shares of common stock outstanding	265,702	254,663	237,753
Weighted common stock equivalents	—	—	—

Shares used in per-share calculation—diluted	265,702	254,663	237,753

Net income (loss) per share:
Basic	$(0.21)	$(1.49)	$(1.18)

Diluted	$(0.21)	$(1.49)	$(1.18)

Options to purchase 30.2 million, 36.1 million and 19.5 million shares of common stock at average exercise prices of $7.44, $8.33 and $15.87 have not been included in the computation of diluted net income (loss) per share for the years ended July 31, 2003, 2002 and 2001, respectively, as their effect would have been anti-dilutive. Warrants to purchase 150,000 shares of common stock at an exercise price of $11.69 have not been included in the computation of diluted net loss per share for the years ended July 31, 2002 and 2001, as their effect would have been anti-dilutive. These warrants expired unexercised during the year ended July 31, 2003.

Segment Information

The Company has determined that it conducts its operations in one business segment. For the year ended July 31, 2003, the geographical distribution of revenue was as follows: United States—9%, England—44%, France—22%, Japan—15% and all other countries—10%. For the year ended July 31, 2002, the geographical distribution of revenue was as follows: United States—13%, England—47%, Japan—20% and all other countries—20%. For the year ended July 31, 2001, the geographical distribution of revenue was as follows: United States—65%, Canada—11%, and all other countries—24%. Long-lived assets consist entirely of property and equipment and are principally located in the United States for all periods presented.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to multiple element revenue arrangements entered into by the Company beginning in the first quarter of fiscal 2004. The adoption of EITF 00-21 is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any financial interests in variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46 provisions are required to be adopted by the Company in the second quarter of fiscal 2004. The adoption of FIN 46 is not expected to have a material impact on the Company’s financial position or results of operations.

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

3. Inventories

Inventories consisted of the following at July 31, 2003 and 2002 (in thousands):

	2003	2002
Raw materials	$861	$3,609
Work in process	498	964
Finished goods	3,758	8,367

	$5,117	$12,940

4. Property and Equipment

Property and equipment consisted of the following at July 31, 2003 and 2002 (in thousands):

	2003	2002
Computer software and equipment	$59,380	$61,983
Land	3,000	4,000
Furniture and office equipment	1,443	1,435
Leasehold improvements	2,765	2,625

	66,588	70,043
Less accumulated depreciation and amortization	(51,999)	(37,347)

	$14,589	$32,696

Depreciation and amortization expense was $21.1 million, $41.9 million and $35.5 million for the years ended July 31, 2003, 2002 and 2001, respectively.

5. Lease Commitments

Operating Leases

Rent expense under operating leases was $2.3 million, $4.0 million and $5.2 million for the years ended July 31, 2003, 2002 and 2001, respectively. At July 31, 2003, future minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

2004	$6,566
2005	6,278
2006	3,705
2007	6,024

Total future minimum lease payments	$22,573

The amounts shown above include future lease payments relating to excess facilities for which the Company has abandoned and recorded charges for lease terminations and non-cancelable lease costs as part of its restructuring programs (Note 10). At July 31, 2003, $18.0 million is included as part of the restructuring liability relating to these facilities.

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

During the first quarter of fiscal 2002, each of our two major vendor financing customers experienced a significant deterioration in their financial condition. As a result, we determined that we were unlikely to realize any significant proceeds from these vendor financing agreements. Accordingly, we recorded an impairment charge for the leased assets related to these financing agreements. Since revenue had been recognized under the vendor financing agreements on a cash basis, the amount of the impairment loss was limited to the cost of the systems shipped to the vendor financing customers, which had been classified in other long-term assets.

6. Income Taxes

Substantially all of the loss before income taxes as shown in the Consolidated Statement of Operations for the years ended July 31, 2003, 2002 and 2001 is derived in the United States.

The provision for income taxes consists of the following (in thousands):

	July 31,
	2003	2002	2001
Current:
Federal	$—	$—	$(2,050)
State	—	—	931
Foreign	—	—	202

	—	—	(917)

Deferred:
Federal	—	—	11,052
State	—	—	2,997
Foreign	—	—	—

	—	—	14,049

Total provision for income taxes	$—	$—	$13,132

A reconciliation between the statutory federal income tax rate and the Company’s effective tax is as follows (in thousands):

	July 31,
	2003	2002	2001
Statutory federal income tax (benefit)	$(19,287)	$(132,880)	$(93,318)
State taxes, net of federal benefit	(1,609)	(11,851)	(8,446)
Non-deductible stock compensation	1,905	6,151	19,542
Valuation allowance	19,619	142,533	97,115
Other	(628)	(3,953)	(1,761)

	$—	$—	$13,132

The significant components of the Company’s net deferred tax assets as of July 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Assets:
Net operating loss and credit carryforwards	$289,228	$244,778
Restructuring and related accruals	27,408	43,812
Accruals	4,539	5,281
Depreciation	3,105	7,989
Other, net	2,999	5,800

Total net deferred tax assets	327,279	307,660
Valuation allowance	(327,279)	(307,660)

	$—	$—

During the years ended July 31, 2003 and 2002, due to the Company’s cumulative net losses, the Company did not record a benefit for taxes currently payable. In addition, the Company recorded increases to the valuation allowance of $19.6 million and $142.5 million, respectively, to offset the increase in the net deferred tax assets, since the Company believes it is more likely than not that the net deferred tax assets will not be realized. During the year ended July 31, 2001, due to cumulative net losses and charges for restructuring and related asset impairments, the Company recorded a full valuation allowance to offset the net deferred tax assets, as the Company believes it is more likely than not that the net deferred tax assets will not be realized. The income tax provision does not reflect the tax savings resulting from deductions associated with the Company’s stock option plans. Tax benefits associated with the Company’s stock plans of approximately $3.2 million were credited to additional paid-in capital during the year ended July 31, 2001. No tax benefits associated with the Company’s stock plans were recorded during the years ended July 31, 2003 and 2002.

The Company had federal and state tax net operating loss carryforwards at July 31, 2003 of approximately $694.0 million and $189.7 million, respectively. The federal and state tax loss carryforwards will begin to expire in 2018 and 2003, respectively. Included in the net operating loss carryforwards are stock option deductions of approximately $163.4 million. The benefit of certain stock option deductions will be credited to additional paid-in capital when realized. The Company also has federal and state research tax credit carryforwards of approximately $9.0 million and $3.8 million respectively, which will begin to expire in 2018 and 2013, respectively.

7. Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors (the “Board”) has the authority to issue up to 5,000,000 shares of preferred stock without stockholder approval in one or more series and to fix the rights, preferences, privileges and restrictions of ownership. No shares of preferred stock were outstanding at July 31, 2003 or July 31, 2002.

Common Stock

The Company is authorized to issue up to 2,500,000,000 shares of its common stock. The holders of the common stock are entitled to one vote for each share held. The Board may declare dividends from legally available funds, subject to any preferential dividend rights of any outstanding preferred stock and restrictions under the Company’s loan agreements. Holders of the common stock are entitled to receive all assets available for distribution on the dissolution or liquidation of the Company, subject to any preferential rights of any outstanding preferred stock.

In October 1999, the Company completed its initial public offering (“IPO”) in which it sold 22,425,000 shares of common stock at a price to the public of $12.67 per share. The net proceeds of the IPO, after deducting underwriting discounts and other offering expenses, were approximately $263.0 million. Upon the closing of the IPO, all then outstanding shares of redeemable convertible preferred Stock (Series A, B, C and D) automatically converted to 141,849,675 shares of common stock. In March 2000, the Company completed a follow-on public offering of 10,200,000 shares of common stock at $150.25 per share. Of the 10,200,000 shares offered, 8,428,401 shares were sold by the Company and 1,771,599 shares were sold by existing stockholders of the Company. The net proceeds of this offering, to the Company, after deducting underwriting discounts and other expenses, were approximately $1.2 billion.

The Company effected the following stock splits: 3-for-1 in February 2000 and 3-for-1 in August 1999. All common shares, common share options and per share amounts in the accompanying financial statements have been adjusted to reflect the stock splits.

Stock Incentive Plans

The Company currently has three primary stock incentive plans: the 1998 Stock Incentive Plan (the “1998 Plan”), the 1999 Stock Incentive Plan (the “1999 Plan”) and the Sirocco 1998 Stock Option Plan (the “Sirocco 1998 Plan”). A total of 109,825,720 shares of common stock have been reserved for issuance under these plans. The 1999 Plan is the only one of the three primary plans under which new awards are currently being issued. The total amount of shares that may be issued under the 1999 Plan is the remaining shares to be issued under the 1998 Plan, plus 25,000,000 shares, plus an annual increase equal to the lesser of (i) 18,000,000 shares, (ii) 5% of the outstanding shares on August 1 of each year, or (iii) a lesser number as determined by the Board. The plans provide for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors, consultants and advisors of the Company. No participant may receive any award, or combination of awards, for more than 1,500,000 shares in any calendar year. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant. The Board determines the term of each option, the option exercise price, and the vesting terms. Stock options generally expire ten years from the date of grant and vest over three to five years.

All employees who have been granted options by the Company under the 1998 and 1999 Plans are eligible to elect immediate exercise of all such options. However, shares obtained by employees who elect to exercise prior to the original option vesting schedule are subject to the Company’s right of repurchase, at the option exercise price, in the event of termination. The Company’s repurchase rights lapse at the same rate as the shares would have become vested under the original vesting schedule. As of July 31, 2003, there were 1,171,500 shares related to immediate option exercises subject to repurchase by the Company through fiscal 2005 at prices ranging from $0.04 to $3.83.

Restricted Stock

Restricted stock may be issued to employees, officers, directors, consultants, and other advisors. Shares acquired pursuant to a restricted stock agreement are subject to a right of repurchase by the Company which lapses as the restricted stock vests. In the event of termination of services, the Company has the right to repurchase unvested shares at the original issuance price. The vesting period is generally four to five years. The Company issued no shares of restricted stock during the years ended July 31, 2003 and 2002, and 1,675,027 shares of restricted stock during the year ended July 31, 2001. As of July 31, 2003, there were 1,877,329 shares of restricted stock subject to repurchase by the Company through fiscal 2005 at their original issuance prices, ranging from $0.00 to $0.11.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan under which a total of 2,250,000 shares of common stock have been reserved for issuance. Eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. Participation is limited to 10% of an employee’s eligible compensation not to exceed amounts allowed by the Internal Revenue Code. On August 1 of each year, the aggregate number of common shares available for purchase under the Employee Stock Purchase Plan is automatically increased by the number of common shares necessary to cause the number of common shares available for purchase to be 2,250,000. During the years ended July 31, 2003, 2002 and 2001, 869,370, 1,079,619 and 148,473 shares of common stock were issued under the plan, respectively. At July 31, 2003, 1,380,630 shares were available for future issuance.

Non-Employee Director Option Plan

The Company has a Non-Employee Director Option Plan (“the Director Plan”) under which a total of 1,770,000 shares of common stock have been reserved for issuance. As of August 1 of each year, the aggregate number of common shares available for the grant of options under the Director Plan is automatically increased by the number of common shares necessary to cause the total number of common shares available for grant to be 1,500,000. Each non-employee director is granted an option to purchase 90,000 shares which vests over three years upon their initial appointment as a director, and immediately following each annual meeting of stockholders, each non-employee director is automatically granted an option to purchase 30,000 shares which vests in one year. The Company granted 210,000, 90,000 and 90,000 options under the Director Plan during the years ended July 31, 2003, 2002 and 2001, respectively. At July 31, 2003, 1,290,000 shares were available for grant under the Director Plan.

Deferred Stock Compensation

In connection with the grant of certain stock options and restricted shares to employees through the year ended July 31, 2001, the Company recorded deferred stock compensation equal to the difference between the deemed fair market value of the common stock on the date of grant and the exercise price. Deferred compensation related to options and restricted shares which vest over time is recorded as a component of stockholders’ equity and is amortized over the vesting periods of the related options and restricted shares. During the years ended July 31, 2003, 2002 and 2001, the Company recorded stock-based compensation expense relating to these options and restricted shares totaling $8.0 million, $24.6 million and $64.3 million, respectively. Included in the stock-based compensation expense for the year ended July 31, 2001 was $36.3 million relating to the acceleration of certain restricted stock and stock options pursuant to the terms of the merger agreement between Sycamore and Sirocco. During the years ended July 31, 2003, 2002 and 2001, the Company reversed deferred stock compensation of $3.6 million, $13.8 million and $8.8 million, respectively, relating to former employees that had terminated prior to vesting in the stock options and restricted shares.

Non-Employee Stock Compensation

During the years ended July 31, 2003, 2002 and 2001, the Company granted 18,000, 15,000 and 5,500 shares of fully vested non-forfeitable common stock awards to non-employees, respectively, and recognized compensation expense of $40,000, $30,000 and $22,000, respectively. The fair value of each stock option was estimated using the Black-Scholes option-pricing model with the following assumptions for the years ended July 31, 2003, 2002 and 2001, respectively: weighted-average risk free interest rates of 3.0%, 5.0% and 4.0%, weighted-average expected option life of 3.8, 2.0 and 3.0 years, no dividend yield and 100%, 90% and 90% volatility.

During the year ended July 31, 2001, the Company issued a two-year warrant to purchase 150,000 shares of common stock at $11.69 per share, exercisable immediately in exchange for general and administrative services. The fair value of the warrant of $0.9 million was charged to expense during the year ended July 31, 2001, and was determined using the Black-Scholes model with the following assumptions: 6.5% risk free interest rate, 90% expected volatility, 2 year expected life and no dividend yield. This warrant expired unexercised during the year ended July 31, 2003.

Stock Option Exchange Offer

In May 2001 the Company announced an offer to exchange outstanding employee stock options having an exercise price of $7.25 or more per share in return for restricted stock and new stock options to be granted by the Company (the “Exchange Offer”). Pursuant to the Exchange Offer, in exchange for eligible options, an option holder generally received a number of shares of restricted stock equal to one-tenth ( 1/10) of the total number of shares subject to the options tendered by the option holder and accepted for exchange, and commitment for new options to be issued exercisable for a number of shares of common stock equal to nine-tenths ( 9/10) of the total number of shares subject to the options tendered by the option holder and accepted for exchange. In order to address potential adverse tax consequences for employees of certain international countries, these employees were allowed to forego the restricted stock grants and receive all stock options.

A total of 17.6 million options were accepted for exchange under the Exchange Offer and accordingly, were canceled in June 2001. A total of 1.7 million shares of restricted stock were issued in June 2001 and the Company recorded deferred compensation of $12.6 million related to these grants at that time. Due to cancellations of restricted stock relating to employee terminations, which were primarily due to the Company’s fiscal 2002 restructuring programs as described in Note 10, the total deferred compensation relating to the Exchange Offer was reduced to approximately $7.3 million. The deferred compensation costs will be amortized ratably over the vesting periods of the restricted stock, generally over a four year period, with 25% of the shares vesting one year after the date of grant and the remaining 75% vesting quarterly thereafter. Until the restricted stock vests, such shares are subject to forfeiture in the event the employee leaves the Company.

Upon the completion of the Exchange Offer, options to purchase approximately 15.9 million shares were originally expected to be granted in the second quarter of fiscal 2002, no sooner than six months and one day from June 20, 2001. However, due to the effect of employee terminations, which were primarily due to the Company’s fiscal 2002 restructuring programs as described in Note 10, the number of options which were granted in the second quarter of fiscal 2002 related to the Exchange Offer was approximately 12.6 million shares. The new options will generally vest over three years, with 8.34% of the options vesting on the date of grant and the remaining 91.66% vesting quarterly thereafter subject to forfeiture in the event the employee leaves the Company. The new options were granted with an exercise price of $4.89 per share, equal to the fair market value of the Company’s common stock on the date of grant.

Stock Option Activity

Stock option activity under all of the Company’s stock plans during the three years ended July 31, 2003 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at July 31, 2000	28,763,996	$46.91
Options granted	16,224,893	42.46
Options exercised	(2,383,582)	2.13
Options canceled	(23,088,405)	74.65

Outstanding at July 31, 2001	19,516,902	$15.87

Options granted	23,503,385	4.27
Options exercised	(1,382,738)	1.18
Options canceled	(5,585,817)	19.40

Outstanding at July 31, 2002	36,051,732	$8.33

Options granted	5,782,139	3.35
Options exercised	(1,196,128)	1.36
Options canceled	(10,449,415)	8.93

Outstanding at July 31, 2003	30,188,328	$7.44

The following table summarizes information about stock options outstanding at July 31, 2003:

	Options Outstanding			Vested Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.11–$ 3.33	5,435,004	7.5	$2.23	2,072,582	$1.75
$ 3.34–$ 4.60	11,403,111	8.9	$3.58	3,807,199	$3.55
$ 4.69–$ 4.89	7,086,289	8.4	$4.89	4,235,613	$4.89
$ 4.95–$ 12.67	4,963,768	7.0	$8.99	3,602,478	$9.01
$15.63–$154.00	1,300,156	7.0	$71.12	843,581	$73.32

$ 0.11–$154.00	30,188,328	8.1	$7.44	14,561,453	$9.08

At July 31, 2002 and 2001, approximately 10.3 million and 3.9 million outstanding options were vested and exercisable, respectively. The weighted average exercise prices for vested and exercisable outstanding options were $10.95 and $15.87 at July 31, 2002 and 2001, respectively.

Treasury Stock

At July 31, 2003 and 2002, the Company held 147,000 and 1.9 million shares of treasury stock, recorded at the acquisition cost of $11,000 and $158,000, respectively. Treasury stock relates to the repurchase upon employee terminations of unvested shares of restricted stock and options exercised prior to vesting. The shares of treasury stock held are either retired or reissued upon the exercise of options or the issuance of other stock-based equity awards. During the year ended July 31, 2003, the Company retired 2.9 million shares of treasury stock at its acquisition cost of $246,000.

8. Employee Benefit Plan

The Company sponsors a defined contribution plan covering substantially all of its employees which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. The Company made matching contributions of $0.5 million, $1.0 million and $1.1 million to the plan during fiscal 2003, 2002 and 2001, respectively.

9. Related Party Transactions

In July 2000, the Company and the Chairman of the Company’s Board of Directors (the “Chairman”), entered into an Investor Agreement with Tejas Networks India Private Limited, a private company incorporated in India (“Tejas”), pursuant to which the Company and the Chairman each invested $2.2 million in Tejas in exchange for equity shares of Tejas. The Chairman also serves as the Chairman of the Board of Directors of Tejas. An executive officer of the Company also attends meetings of the Board of Directors of Tejas for the sole purpose of representing the Company’s business interests, if any. The Company has entered into various agreements with Tejas under which the Company has licensed certain proprietary software development tools to Tejas, and Tejas will assist the Company’s business development efforts in India and also provide maintenance and other services to the Company’s customers in India. During the year ended July 31, 2003, the Company recognized revenue of $0.2 million relating to transactions with Tejas. During the year ended July 31, 2002, the Company did not engage in any material transactions with Tejas. During the year ended July 31, 2001, the Company made payments of $1.1 million to Tejas and recognized revenue of $0.1 million relating to transactions with Tejas.

10. Restructuring Charges and Related Asset Impairments

In fiscal 2001 the telecommunications industry began a severe decline which has impacted equipment suppliers, including the Company. In response to the telecommunications industry downturn, the Company enacted three separate restructuring programs: the first in the third quarter of fiscal 2001 (the “fiscal 2001 restructuring”), the second in the first quarter of fiscal 2002 (the “first quarter fiscal 2002 restructuring”), and the third in the fourth quarter of fiscal 2002 (the “fourth quarter fiscal 2002 restructuring”). As a part of the Company’s fourth quarter fiscal 2002 restructuring program, the Company discontinued the development of its standalone transport products and focused its business exclusively on optical switching products. During fiscal 2002, as a result of the combined activity under all of the restructuring programs, the Company recorded a total net charge of $241.5 million, which was classified in the statement of operations as follows: cost of revenue—$91.7 million, operating expenses—$125.0 million, and non-operating expenses—$24.8 million. The originally recorded restructuring charges were subsequently reduced by credits totaling $14.6 million (cost of revenue—$10.8 million and operating expenses—$3.8 million). During fiscal 2003, due to various changes in estimates relating to the prior restructuring programs, the Company recorded a credit of $0.5 million classified as cost of revenue, and a net credit of $4.4 million classified as operating expenses as described below.

During the third and fourth quarters of fiscal 2003, the Company recorded a net $4.4 million credit to operating expenses due to various changes in estimates relating to its restructuring programs. The changes in estimates consisted primarily of a $8.6 million reduction in the estimated legal matters associated with the restructuring programs, a $0.9 million credit relating to proceeds received from the disposal of certain equipment and a $0.8 million reduction in the costs associated with a workforce reduction, partially offset by $4.9 million of additional facility consolidation charges and a $1.0 million charge for the write-down of certain land. In addition, the Company recorded a $0.5 million credit to cost of revenue relating to a favorable settlement with a supplier. While the Company has reduced the accrual for potential legal matters based on its current estimate as adjusted for events within the current quarter, given the inherent uncertainties involved in such matters, it is reasonably possible that the Company may incur a loss in addition to the amount accrued. In addition, in the event that other contingencies associated with the restructuring programs occur, or the estimates associated with the restructuring programs are revised, the Company may be required to record additional charges or credits against the reserves previously recorded for its restructuring programs.

As of July 31, 2003, the Company had $19.1 million in accrued restructuring costs, consisting primarily of $18.0 million of accrued liabilities for facility consolidations. Details regarding each of the restructuring programs are described below.

Fiscal 2001 Restructuring:

The fiscal 2001 restructuring program included a workforce reduction of 131 employees, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products and overlapping feature sets. The Company recorded restructuring charges and related asset impairments of $81.9 million classified as operating expenses and an excess inventory charge of $84.0 million relating to discontinued product lines, which was classified as cost of revenue. The restructuring charges included amounts accrued for potential legal matters, administrative expenses and professional fees associated with the restructuring programs, including employment termination related claims. The Company substantially completed the fiscal 2001 restructuring program during the first half of fiscal 2002. In the fourth quarter of fiscal 2002, the Company recorded a net $2.1 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted primarily of $4.7 million of additional facility consolidation charges due to less favorable sublease assumptions, offset by a $6.7 million reduction in the potential legal matters associated with the restructuring programs. During the third and fourth quarters of fiscal 2003, the Company recorded a net $1.3 million charge to operating expenses due to various changes in estimates. The changes in estimates consisted of $3.6 million of additional facility consolidation charges due to less favorable sublease assumptions, partially offset by a $2.3 million reduction in potential legal matters associated with the restructuring programs. As of July 31, 2003, the projected future cash payments of $12.9 million consist of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007, and potential legal matters associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the fiscal 2001 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2002	Payments	Adjustments	Accrual Balance at July 31, 2003
Workforce reduction	$4,174	$829	$3,203	$142	$—	$—	$—	$—
Facility consolidations and certain other costs	24,437	1,214	5,419	1,994	15,810	4,256	(1,336)	12,890
Inventory and asset write-downs	137,285	84,972	52,313	—	—	—	—	—

Total	$165,896	$87,015	$60,935	$2,136	$15,810	$4,256	$(1,336)	$12,890

First Quarter Fiscal 2002 Restructuring:

The first quarter fiscal 2002 restructuring program included a workforce reduction of 239 employees, consolidation of excess facilities and charges related to excess inventory and other asset impairments. As a result, the Company recorded restructuring charges and related asset impairments of $77.3 million classified as operating expenses and an excess inventory charge of $102.4 million classified as cost of revenue. In addition, the Company recorded charges totaling $22.7 million, classified as a non-operating expense, relating to impairments of investments in non-publicly traded companies that were determined to be other than temporary. The restructuring charges included $7.1 million of costs relating to the workforce reduction, $11.2 million related to the write-down of certain land, lease terminations and non-cancelable lease costs and $6.0 million for potential legal matters, administrative expenses and professional fees associated with the restructuring programs, including employment termination related claims. The restructuring charges also included $102.4 million for inventory write-downs and non-cancelable purchase commitments for inventories due to a severe decline in the forecasted demand for the Company’s products and $53.1 million for asset impairments related to the Company’s vendor financing agreements and fixed assets that the Company abandoned.

The first quarter fiscal 2002 restructuring program was substantially completed during the fourth quarter of fiscal 2002. During the third and fourth quarters of fiscal 2002, the Company recorded credits totaling $10.8 million to cost of revenue due to changes in estimates, the majority of which related to favorable settlements with contract manufacturers for non-cancelable inventory purchase commitments. In addition, during the fourth quarter of fiscal 2002, the Company recorded a net $1.7 million credit to operating expenses relating to various changes in estimates. The changes in estimates consisted of a $1.7 million reduction in potential legal matters associated with the restructuring programs and the reversal of an accrued liability of $0.8 million for workforce reductions, partially offset by $0.9 million of additional facility consolidation charges. During the third and fourth quarters of fiscal 2003, the Company recorded a net $1.4 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted of a $2.2 million reduction in potential legal matters associated with the restructuring programs, partially offset by $0.8 million of additional facility consolidation charges due to less favorable sublease assumptions. In addition, the Company recorded a $1.0 million non-cash charge to operating expenses for the write-down of certain land and a $0.5 million credit to cost of revenue relating to a favorable settlement with a supplier. As of July 31, 2003, the projected future cash payments of $1.8 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2005 and potential legal matters associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the first quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2002	Payments	Adjustments	Accrual Balance at July 31, 2003
Workforce reduction	$7,106	$173	$6,106	$827	$—	$—	$—	$—
Facility consolidations and certain other costs	17,181	8,572	1,684	835	6,090	2,821	1,449	1,820
Inventory and asset write-downs	155,451	102,540	41,358	10,804	749	749	—	—
Losses on investments	22,737	22,737	—	—	—	—	—	—

Total	$202,475	$134,022	$49,148	$12,466	$6,839	$3,570	$1,449	$1,820

Fourth Quarter Fiscal 2002 Restructuring:

The fourth quarter fiscal 2002 restructuring program included a workforce reduction of 225 employees, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products. This included discontinuing the development of the Company’s standalone transport products, including the SN 8000 Intelligent Optical Transport Node and the SN 10000 Intelligent Optical Transport System. As a result, the Company recorded restructuring charges and related asset impairments of $51.5 million classified as operating expenses. In addition, the Company recorded a charge of $2.1 million, classified as a non-operating expense, relating to impairments of investments in non-publicly traded companies that were determined to be other than temporary. The restructuring charges included $8.7 million of costs relating to the workforce reduction, $5.6 million for lease terminations and non-cancelable lease costs and $14.5 million relating to potential legal matters, contractual commitments, administrative expenses and professional fees related to the restructuring programs, including employment termination related claims. The restructuring charges also included $22.6 million of costs relating to asset impairments, which primarily included fixed assets that were disposed of, or abandoned, due to the rationalization of the Company’s product offerings and the consolidation of excess facilities. The fourth quarter fiscal 2002 restructuring program was substantially completed during the first half of fiscal 2003.

During the third and fourth quarters of fiscal 2003, the Company recorded a net $4.4 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted of a $4.1 million reduction in potential legal matters associated with the restructuring programs and a $0.8 million reduction in the costs associated with the workforce reduction, partially offset by $0.5 million of additional facility consolidation charges. In addition, the Company recorded a $0.9 million credit to operating expenses relating to proceeds received from the disposal of certain equipment. As of July 31, 2003, the projected future cash payments of $4.4 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2006 and potential legal matters and contractual commitments associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the fourth quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Accrual Balance at July 31, 2002	Payments	Adjustments	Accrual Balance at July 31, 2003
Workforce reduction	$8,713	$814	$2,059	$5,840	$5,070	$770	$—
Facility consolidations and certain other costs	20,132	—	454	19,678	11,662	3,640	4,376
Asset write-downs	22,637	22,637	—	—	—	—	—
Losses on investments	2,108	2,108	—	—	—	—	—

Total	$53,590	$25,559	$2,513	$25,518	$16,732	$4,410	$4,376

11. Commitments and Contingencies

Litigation

Beginning on July 2, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors (the “Individual Defendants”) and the underwriters for the Company’s initial public offering on October 21, 1999. Some of the complaints also include the underwriters for the Company’s follow-on offering on March 14, 2000. The complaints were consolidated into a single action and an amended complaint was filed on April 19, 2002. The amended complaint, which is the operative complaint, was filed on behalf of persons who purchased the Company’s common stock between October 21, 1999 and December 6, 2000. The amended complaint alleges violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the assertion that the Company’s lead underwriters, the Company and the other named defendants made material false and misleading statements in the Company’s Registration Statements and Prospectuses filed with the SEC in October 1999 and March 2000 because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the Company’s public offerings and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. The amended complaint alleges claims against the Company, several of the Company’s officers and directors and the underwriters under Sections 11 and 15 of the Securities Act. It also alleges claims against the Company, the individual defendants and the underwriters under Sections 10(b) and 20(a) of the Securities Exchange Act. The amended complaint seeks damages in an unspecified amount.

The action against the Company is being coordinated with approximately three hundred other nearly identical actions filed against other companies. The actions seek damages in an unspecified amount. On October 9, 2002, the court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. The Company has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a proposed settlement between the Company and the plaintiff class. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the Court. The Company is unable to determine whether or when a settlement will occur or be finalized. In the event that a settlement is not finalized, the Company is not currently able to estimate the possibility of loss or range of loss, if any, relating to these claims.

On April 1, 2003, a complaint was filed against the Company in the United States Bankruptcy Court for the Southern District of New York by the creditors’ committee (the “Committee”) of 360networks (USA), inc. and 360networks services inc. (the “Debtors”). The Debtors are the subject of a Chapter 11 bankruptcy proceeding but are not plaintiffs in the complaint filed by the Committee. The complaint seeks recovery of alleged preferential payments in the amount of approximately $16.1 million, plus interest. The Committee alleges that the Debtors made the preferential payments under Section 547(b) of the Bankruptcy Code to the Company during the 90-day period prior to the Debtors’ bankruptcy filings. The Company believes that the claims against it are without merit and intends to defend against the complaint vigorously. The Company is not currently able to estimate the possibility of loss or range of loss, if any, relating to these claims.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s results of operations or financial position.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation assumed under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002 for those items that only require disclosure. As of July 31, 2003, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations and indemnifications for intellectual property infringement claims.

In the normal course of business, the Company may also agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The

Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company, if any, under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements as the Company believes the fair value is not material.

Warranty liability

The Company records a warranty liability for parts and labor on its products at the time revenue is recognized. Warranty periods are generally three years from installation date. The estimate of the warranty liability is based primarily on the Company’s historical experience in product failure rates and the expected material and labor costs to provide warranty services.

The following table summarizes the activity related to product warranty liability during the year ended July 31, 2003 (in thousands):

Balance at July 31, 2002	$5,499
Accruals for warranties during the period	537
Settlements	(1,385)

Balance at July 31, 2003	$4,651

12. Selected Quarterly Financial Data (Unaudited)

	October 26, 2002	January 25, 2003	April 26, 2003	July 31, 2003
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$5,938	$10,825	$10,601	$10,912
Cost of revenue	7,499	10,944	9,043	7,618

Gross profit (loss)	(1,561)	(119)	1,558	3,294

Operating expenses:
Research and development	13,927	13,432	12,679	12,400
Sales and marketing	4,942	5,070	4,884	4,867
General and administrative	1,658	1,751	1,852	1,978
Stock-based compensation	2,017	1,747	1,656	1,207
Restructuring charges and related asset impairments	—	—	(2,193)	(2,254)

Total operating expenses	22,544	22,000	18,878	18,198

Loss from operations	(24,105)	(22,119)	(17,320)	(14,904)
Interest and other income, net	6,743	6,002	5,426	5,171

Loss before income taxes	(17,362)	(16,117)	(11,894)	(9,733)
Income tax expense	—	—	—	—

Net loss	$(17,362)	$(16,117)	$(11,894)	$(9,733)

Basic and diluted net loss per share	$(0.07)	$(0.06)	$(0.04)	$(0.04)

	October 27, 2001	January 26, 2002	April 27, 2002	July 31, 2002
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$21,243	$21,800	$13,582	$8,549
Cost of revenue	123,132	19,838	3,492	6,242

Gross profit (loss)	(101,889)	1,962	10,090	2,307

Operating expenses:
Research and development	36,515	25,985	25,541	21,613
Sales and marketing	13,704	11,379	8,870	5,734
General and administrative	3,190	2,614	2,186	2,176
Stock-based compensation	5,767	7,141	5,101	4,803
Restructuring charges and related asset impairments	77,306	—	—	47,684

Total operating expenses	136,482	47,119	41,698	82,010

Loss from operations	(238,371)	(45,157)	(31,608)	(79,703)
Losses on investments	(22,737)	—	—	(2,108)
Interest and other income, net	13,173	9,808	8,765	8,281

Loss before income taxes	(247,935)	(35,349)	(22,843)	(73,530)
Income tax expense	—	—	—	—

Net loss	$(247,935)	$(35,349)	$(22,843)	$(73,530)

Basic and diluted net loss per share	$(1.00)	$(0.14)	$(0.09)	$(0.28)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the heading “Executive Officers” in Part I hereof and set forth under the caption “Election of Directors” appearing in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on December 18, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2003, is incorporated herein by reference.

Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including our principal financial and accounting officer. A copy of the code of ethics can be obtained without charge by written request to Investor Relations, Sycamore Networks, Inc., 220 Mill Road, Chelmsford, MA 01824. In the event that we make any substantive amendment of, or grant any waiver to, this code of ethics, we will disclose the nature of such amendment or waiver in a current report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the heading “Executive Officers” in Part I hereof and set forth under the caption “Compensation and Other Information Concerning Executive Officers” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on December 18, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2003, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” appearing in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on December 18, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2003, is incorporated herein by reference.

The following table provides information as of July 31, 2003 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans. The table includes the 1998 Plan, 1999 Plan, Director Plan and Employee Stock Purchase Plan, all of which have been approved by the Company’s stockholders. The table does not include a total of 324,190 shares of the Company’s common stock issuable upon the exercise of outstanding options under the Sirocco 1998 Plan. These options were assumed by the Company through its acquisition of Sirocco, and no additional options may be granted under this plan. The weighted-average exercise price of these options is $4.29 per share.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders	29,864,138	(1)	$7.47	82,788,022	(2)(3)

(1)

Excludes purchase rights accruing under the Employee Stock Purchase Plan, pursuant to which 1,380,630 shares are reserved for issuance at July 31, 2003. On August 1 of each year, the aggregate number of common shares available for purchase under the Employee Stock Purchase Plan is automatically increased by the number of shares necessary to restore the number of shares available for purchase to 2,250,000.

Participants may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock on the first day or the last day of each six-month offering period. Contributions under the Employee Stock Purchase Plan are limited to 10% of an employee’s eligible compensation not to exceed amounts allowed by the Internal Revenue Code.

(2)	Includes 1,380,630 shares relating to the Employee Stock Purchase Plan.
(3)	Under the Company’s 1999 Equity Incentive Plan, on August 1 of each year, the shares available for grant are automatically increased by an amount equal to the lesser of (i) 18,000,000 shares, (ii) 5% of the outstanding shares, or (iii) a lesser number as determined by the Company’s Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Relationships and Related Transactions” appearing in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on December 18, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2003, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Principal Accounting Fees and Services” appearing in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on December 18, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2003, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The financial statements listed in the accompanying Index to Consolidated Financial Statements on page 39 are filed as part of this report.

2. Exhibits

Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of June 5, 2000, by and among Sycamore Networks, Inc., Tropical Acquisition Corporation and Sirocco Systems, Inc. (6)

3.1	Amended and Restated Certificate of Incorporation of the Company (3)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (9)

3.4	Amended and Restated By-Laws of the Company (3)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (3)(9)

4.3	Second Amended and Restated Investor Rights Agreement dated February 26, 1999, as amended by Amendment No. 1 dated as of July 23, 1999 (1)

4.4	Amendment No. 2 dated as of August 5, 1999 to the Second Amended and Restated Investor Rights Agreement dated February 26, 1999 (3)

4.5	Amendment No. 3 dated as of September 20, 1999 to the Second Amended and Restated Investor Rights Agreement dated February 26, 1999 (3)

4.6	Amendment No. 4 dated as of February 11, 2000 to the Second Amended and Restated Investor Rights Agreement dated February 26, 1999 (3)

*10.1	1998 Stock Incentive Plan, as amended (1)

*10.2	1999 Non-Employee Directors’ Option Plan (1)

+10.3	Purchase and License Agreement between Sycamore Networks, Inc. and Williams Communications, Inc. dated March 5, 1999 (1)

+10.4	Addendum to Purchase and License Agreement between Sycamore Networks, Inc. and Williams Communications, Inc. dated November 21, 1999 (2)

*10.7	1999 Stock Incentive Plan, as amended (10)

*10.9	Form of Indemnification Agreement between Sycamore, the Directors of Sycamore Networks, Inc. and executive officers of Sycamore Networks, Inc. each dated November 17, 1999 (2)

*10.10	Form of Change in Control Agreement between Sycamore Networks, Inc. and executive officers of Sycamore Networks, Inc. each dated November 17, 1999 (2)

10.14	Lease Agreement between Sycamore Networks, Inc. and Farley White Associates, LLC dated March 23, 2000 (4)

*10.15	Sirocco Systems, Inc. 1998 Stock Plan (7)

10.16	Purchase and Sale Agreement dated as of October 13, 2000 between Vesper Park, LLC and Sycamore Networks, Inc. (8)

10.17	Lease dated as of October 27, 2000, between Sycamore Networks, Inc. and BCIA New England Holdings LLC for One Executive Drive, Chelmsford, Massachusetts (9)

Number	Exhibit Description
+10.19	Manufacturing Services Agreement between Sycamore Networks, Inc. and Jabil Circuit, Inc. (10)

10.21	Indemnification Agreement between Sycamore Networks, Inc. and Paul W. Chisholm (11)

++10.22	Manufacturing Services Agreement between Sycamore Networks, Inc. and Plexus Services Corp.

99.2	Escrow Agreement dated as of September 7, 2000 by and among Sycamore Networks, Inc., the Stockholder Representative named therein and the Escrow Agent named therein (5)

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 1999 filed with the Commission on December 13, 1999.
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2000 filed with the Commission on June 12, 2000.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-4 (Registration Statement No. 333-40146).
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Commission on June 12, 2000.
(7)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2000 filed with the Commission on October 24, 2000.
(8)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2000 filed with the Commission on December 12, 2000.
(9)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Commission on March 13, 2001.
(10)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2001 filed with the Commission on June 12, 2001.
(11)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2002 filed with the Commission on December 6, 2002.
*	Denotes a management contract or compensatory plan or arrangement.
+	Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.
++	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b)    Reports on Form 8-K:

On May 13, 2003, the Company furnished a Current Report on Form 8-K under Item 12 containing the press release relating to its third quarter fiscal 2003 results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chelmsford, Commonwealth of Massachusetts, on this 21st day of October, 2003.

SYCAMORE NETWORKS, INC.

By:	/S/ DANIEL E. SMITH
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

Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on this 21st day of October, 2003.

/s/ GURURAJ DESHPANDE Gururaj Deshpande	Chairman of the Board of Directors

/s/ DANIEL E. SMITH Daniel E. Smith	President, Chief Executive Officer and Director

/s/ FRANCES M. JEWELS Frances M. Jewels	Chief Financial Officer, Vice President, Finance and Administration, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ TIMOTHY A. BARROWS Timothy A. Barrows	Director

/s/ PAUL W. CHISHOLM Paul W. Chisholm	Director

/s/ PAUL J. FERRI Paul J. Ferri	Director

/s/ JOHN W. GERDELMAN John W. Gerdelman	Director

EXHIBIT INDEX

Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of June 5, 2000, by and among Sycamore Networks, Inc., Tropical Acquisition Corporation and Sirocco Systems, Inc. (6)

3.1	Amended and Restated Certificate of Incorporation of the Company (3)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (9)

3.4	Amended and Restated By-Laws of the Company (3)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (3)(9)

4.3	Second Amended and Restated Investor Rights Agreement dated February 26, 1999, as amended by Amendment No. 1 dated as of July 23, 1999 (1)

4.4	Amendment No. 2 dated as of August 5, 1999 to the Second Amended and Restated Investor Rights Agreement dated February 26, 1999 (3)

4.5	Amendment No. 3 dated as of September 20, 1999 to the Second Amended and Restated Investor Rights Agreement dated February 26, 1999 (3)

4.6	Amendment No. 4 dated as of February 11, 2000 to the Second Amended and Restated Investor Rights Agreement dated February 26, 1999 (3)

*10.1	1998 Stock Incentive Plan, as amended (1)

*10.2	1999 Non-Employee Directors’ Option Plan (1)

+10.3	Purchase and License Agreement between Sycamore Networks, Inc. and Williams Communications, Inc. dated March 5, 1999 (1)

+10.4	Addendum to Purchase and License Agreement between Sycamore Networks, Inc. and Williams Communications, Inc. dated November 21, 1999 (2)

*10.7	1999 Stock Incentive Plan, as amended (10)

*10.9	Form of Indemnification Agreement between Sycamore, the Directors of Sycamore Networks, Inc. and executive officers of Sycamore Networks, Inc. each dated November 17, 1999 (2)

*10.10	Form of Change in Control Agreement between Sycamore Networks, Inc. and executive officers of Sycamore Networks, Inc. each dated November 17, 1999 (2)

10.14	Lease Agreement between Sycamore Networks, Inc. and Farley White Associates, LLC dated March 23, 2000 (4)

*10.15	Sirocco Systems, Inc. 1998 Stock Plan (7)

10.16	Purchase and Sale Agreement dated as of October 13, 2000 between Vesper Park, LLC and Sycamore Networks, Inc. (8)

10.17	Lease dated as of October 27, 2000, between Sycamore Networks, Inc. and BCIA New England Holdings LLC for One Executive Drive, Chelmsford, Massachusetts (9)

+10.19	Manufacturing Services Agreement between Sycamore Networks, Inc. and Jabil Circuit, Inc. (10)

10.21	Indemnification Agreement between Sycamore Networks, Inc. and Paul W. Chisholm (11)

++10.22	Manufacturing Services Agreement between Sycamore Networks, Inc. and Plexus Services Corp.

Number	Exhibit Description
99.2	Escrow Agreement dated as of September 7, 2000 by and among Sycamore Networks, Inc., the Stockholder Representative named therein and the Escrow Agent named therein (5)

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 1999 filed with the Commission on December 13, 1999.
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2000 filed with the Commission on June 12, 2000.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-4 (Registration Statement No. 333-40146).
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Commission on June 12, 2000.
(7)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2000 filed with the Commission on October 24, 2000.
(8)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2000 filed with the Commission on December 12, 2000.
(9)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Commission on March 13, 2001.
(10)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2001 filed with the Commission on June 12, 2001.
(11)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2002 filed with the Commission on December 6, 2002.
*	Denotes a management contract or compensatory plan or arrangement.
+	Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.
++	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.