Form 10-Q
period 2003-10-25
SYCAMORE NETWORKS INC
filed 2003-11-13
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 25, 2003

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

The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2003 was 272,250,349.

Sycamore Networks, Inc.

Part I.	Financial Information
Item 1.	Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	October 25, 2003	July 31, 2003
Assets
Current assets:
Cash and cash equivalents	$221,539	$250,595
Short-term investments	428,636	421,784
Accounts receivable, net of allowance for doubtful accounts of $4,132 and $4,184 at October 25, 2003 and July 31, 2003, respectively	7,374	10,769
Inventories	7,311	5,117
Prepaids and other current assets	4,491	3,680

Total current assets	669,351	691,945

Property and equipment, net	12,176	14,589
Long-term investments	336,674	323,204
Other assets	2,567	2,890

Total assets	$1,020,768	$1,032,628

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,241	$3,475
Accrued compensation	2,779	3,545
Accrued warranty	4,157	4,651
Accrued expenses	4,619	4,203
Accrued restructuring costs	17,233	19,086
Deferred revenue	2,629	2,677
Other current liabilities	3,057	2,476

Total current liabilities	38,715	40,113

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 2,500,000 shares authorized; 272,292 and 272,099 shares issued at October 25, 2003 and July 31, 2003, respectively	272	272
Additional paid-in capital	1,734,576	1,733,476
Accumulated deficit	(748,369)	(736,192)
Deferred compensation	(5,308)	(6,822)
Treasury stock, at cost, 52 and 147 shares held at October 25, 2003 and July 31, 2003, respectively	(5)	(11)
Accumulated other comprehensive income	887	1,792

Total stockholders’ equity	982,053	992,515

Total liabilities and stockholders’ equity	$1,020,768	$1,032,628

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	October 25, 2003	October 26, 2002
Revenue:
Product	$6,156	$2,848
Service	2,285	3,090

Total revenue	8,441	5,938

Cost of revenue:
Product (exclusive of non-cash stock-based compensation expense of $80 and $169)	3,608	4,301
Service (exclusive of non-cash stock-based compensation expense of $100 and $187)	2,116	2,842
Stock-based compensation	180	356

Total cost of revenue	5,904	7,499

Gross profit (loss)	2,537	(1,561)

Operating expenses:
Research and development (exclusive of non-cash stock-based compensation expense of $684 and $874)	11,298	13,927
Sales and marketing (exclusive of non-cash stock-based compensation expense of $274 and $612)	4,411	4,942
General and administrative (exclusive of non-cash stock-based compensation expense of $347 and $531)	1,968	1,658
Stock-based compensation	1,305	2,017

Total operating expenses	18,982	22,544

Loss from operations	(16,445)	(24,105)
Interest and other income, net	4,268	6,743

Loss before income taxes	(12,177)	(17,362)
Provision for income taxes	—	—

Net loss	$(12,177)	$(17,362)

Basic and diluted net loss per share	$(0.05)	$(0.07)
Weighted average shares used in computing basic and diluted net loss per share	270,474	262,300

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	October 25, 2003	October 26, 2002
Cash flows from operating activities:
Net loss	$(12,177)	$(17,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,347	5,579
Stock-based compensation	1,485	2,373
Provision for doubtful accounts	(52)	—
Changes in operating assets and liabilities:
Accounts receivable	3,447	4,802
Inventories	(2,194)	898
Prepaids and other current assets	(811)	1,022
Deferred revenue	(48)	(2,238)
Accounts payable	766	(1,686)
Accrued expenses and other current liabilities	(263)	(4,967)
Accrued restructuring costs	(1,853)	(14,662)

Net cash used in operating activities	(8,353)	(26,241)

Cash flows from investing activities:
Purchases of property and equipment	(934)	(590)
Purchases of investments	(226,091)	(165,700)
Maturities of investments	204,864	286,240
Decrease in other assets	323	2,390

Net cash provided by (used in) investing activities	(21,838)	122,340

Cash flows from financing activities:
Proceeds from issuance of common stock	1,140	369
Purchase of treasury stock	(5)	(83)

Net cash provided by financing activities	1,135	286

Net increase (decrease) in cash and cash equivalents	(29,056)	96,385
Cash and cash equivalents, beginning of period	250,595	172,658

Cash and cash equivalents, end of period	$221,539	$269,043

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

2. Basis of Presentation

The accompanying financial data as of October 25, 2003 and for the three months ended October 25, 2003 and October 26, 2002 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of October 25, 2003, and results of operations and cash flows for the three months ended October 25, 2003 and October 26, 2002 have been made. The results of operations and cash flows for the three months ended October 25, 2003 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

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

The Company is required under SFAS 123 to disclose pro forma information regarding the stock awards made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per share data):

	Three Months Ended
	October 25, 2003	October 26, 2002
Net loss:
As reported	$(12,177)	$(17,362)

Stock-based compensation expense included in reported net loss under APB 25	1,485	2,373

Stock-based compensation expense that would have been included in reported net loss if the fair value provisions of FAS 123 had been applied to all awards	(9,222)	(16,280)

Pro forma	$(19,914)	$(31,269)

Basic and diluted net loss per share:

As reported	$(0.05)	$(0.07)

Pro forma	$(0.07)	$(0.12)

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	October 25, 2003	October 26, 2002
Numerator:
Net loss	$(12,177)	$(17,362)

Denominator:
Weighted-average shares of common stock outstanding	272,026	271,246
Weighted-average shares subject to repurchase	(1,552)	(8,946)

Shares used in per-share calculation – basic and diluted	270,474	262,300

Net loss per share:
Basic and diluted	$(0.05)	$(0.07)

Options to purchase 29.4 million and 32.5 million shares of common stock, at respective average exercise prices of $7.48 and $8.20, have not been included in the computation of diluted net loss per share for the three months ended October 25, 2003 and October 26, 2002, respectively, as their effect would have been anti-dilutive. Warrants to purchase 150,000 shares of common stock at an exercise price of $11.69 have not been included in the computation of diluted net loss per share for the three months ended October 26, 2002, as their effect would have been anti-dilutive. These warrants expired unexercised during the fiscal year ended July 31, 2003.

5. Inventories

Inventories consisted of the following (in thousands):

	October 25, 2003	July 31, 2003
Raw materials	$395	$861
Work in process	602	498
Finished goods	6,314	3,758

	$7,311	$5,117

6. Comprehensive Loss

The components of comprehensive loss consisted of the following (in thousands):

	Three Months Ended
	October 25, 2003	October 26, 2002
Net loss	$(12,177)	$(17,362)
Unrealized loss on investments	(905)	(562)

Comprehensive loss	$(13,082)	$(17,924)

7. Restructuring Charges and Related Asset Impairments

In fiscal 2001, the telecommunications industry began a severe decline which has impacted equipment suppliers, including the Company. In response to the telecommunications industry downturn, the Company enacted three separate restructuring programs: the first in the third quarter of fiscal 2001 (the “fiscal 2001 restructuring”), the second in the first quarter of fiscal 2002 (the “first quarter fiscal 2002 restructuring”), and the third in the fourth quarter of fiscal 2002 (the “fourth quarter fiscal 2002 restructuring”). As a part of the Company’s fourth quarter fiscal 2002 restructuring program, the Company discontinued the development of its standalone transport products and focused its business exclusively on optical switching products. During fiscal 2002, as a result of the combined activity under all of the restructuring programs, the Company recorded a total net charge of $241.5 million, which was classified in the statement of operations as follows: cost of revenue - $91.7 million, operating expenses - $125.0 million, and non-operating expenses - $24.8 million. The originally recorded restructuring charges were subsequently reduced by credits totaling $14.6 million (cost of revenue - $10.8 million and operating expenses - $3.8 million). During fiscal 2003, due to various changes in estimates relating to the prior restructuring programs, the Company recorded a credit of $0.5 million classified as cost of revenue, and a net credit of $4.4 million classified as operating expenses as described below.

During the third and fourth quarters of fiscal 2003, the Company recorded a net $4.4 million credit to operating expenses due to various changes in estimates relating to its restructuring programs. The changes in estimates consisted primarily of an $8.6 million reduction in the estimated legal matters associated with the restructuring programs, a $0.9 million credit relating to proceeds received from the disposal of certain equipment and a $0.8 million reduction in the costs associated with a workforce reduction, partially offset by $4.9 million of additional facility consolidation charges and a $1.0 million charge for the write-down of certain land. In addition, the Company recorded a $0.5 million credit to cost of revenue relating to a favorable settlement with a supplier. While the Company has reduced the accrual for potential legal matters based on its current estimate, given the inherent uncertainties involved in such matters, it is reasonably possible that the Company may incur a loss in addition to the amount accrued. In addition, in the event that other contingencies associated with the restructuring programs occur, or the estimates associated with the restructuring programs are revised, the Company may be required to record additional charges or credits against the reserves previously recorded for its restructuring programs.

As of October 25, 2003, the Company had $17.2 million in accrued restructuring costs, consisting primarily of $16.6 million of accrued liabilities for facility consolidations. Details regarding each of the restructuring programs are described below.

Fiscal 2001 Restructuring:

The fiscal 2001 restructuring program included a workforce reduction of 131 employees, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products and overlapping feature sets. The Company recorded restructuring charges and related asset impairments of $81.9 million classified as operating expenses and an excess inventory charge of $84.0 million relating to discontinued product lines, which was classified as cost of revenue. The restructuring charges included amounts accrued for potential legal matters, administrative expenses and professional fees associated with the restructuring programs, including employment termination related claims. The Company substantially completed the fiscal 2001 restructuring program during the first half of fiscal 2002. In the fourth quarter of fiscal 2002, the Company recorded a net $2.1 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted primarily of $4.7 million of additional facility consolidation charges due to less favorable sublease assumptions, offset by a $6.7 million reduction in the potential legal matters associated with the restructuring programs. During the third and fourth quarters of fiscal 2003, the Company recorded a net $1.3 million charge to operating expenses due to various changes in estimates. The changes in estimates consisted of $3.6 million of additional facility consolidation charges due to less favorable sublease assumptions, partially offset by a $2.3 million reduction in potential legal matters associated with the restructuring programs. As of October 25, 2003, the projected future cash payments of $12.0 million consist of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007, and potential legal matters associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the fiscal 2001 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2003	Payments	Accrual Balance at October 25, 2003

Workforce reduction	$4,174	$829	$3,203	$142	$—	$—	$—
Facility consolidations and certain other costs	24,437	1,214	9,675	658	12,890	900	11,990
Inventory and asset write-downs	137,285	84,972	52,313	—	—	—	—

Total	$165,896	$87,015	$65,191	$800	$12,890	$900	$11,990

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

The first quarter fiscal 2002 restructuring program was substantially completed during the fourth quarter of fiscal 2002. During the third and fourth quarters of fiscal 2002, the Company recorded credits totaling $10.8 million to cost of revenue due to changes in estimates, the majority of which related to favorable settlements with contract manufacturers for non-cancelable inventory purchase commitments. In addition, during the fourth quarter of fiscal 2002, the Company recorded a net $1.7 million credit to operating expenses relating to various changes in estimates. The changes in estimates consisted of a $1.7 million reduction in potential legal matters associated with the restructuring programs and the reversal of an accrued liability of $0.8 million for workforce reductions, partially offset by $0.9 million of additional facility consolidation charges. During the third and fourth quarters of fiscal 2003, the Company recorded a net $1.4 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted of a $2.2 million reduction in potential legal matters associated with the restructuring programs, partially offset by $0.8 million of additional facility consolidation charges due to less favorable sublease assumptions. In addition, the Company recorded a $1.0 million non-cash charge to operating expenses for the write-down of certain land and a $0.5 million credit to cost of revenue relating to a favorable settlement with a supplier. As of October 25, 2003, the projected future cash payments of $1.3 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2005 and potential legal matters associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the first quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2003	Payments	Accrual Balance at October 25, 2003

Workforce reduction	$7,106	$173	$6,106	$827	$—	$—	$—
Facility consolidations and certain other costs	17,181	8,572	4,505	2,284	1,820	473	1,347
Inventory and asset write-downs	155,451	102,540	42,107	10,804	—		—
Losses on investments	22,737	22,737	—	—	—	—	—

Total	$202,475	$134,022	$52,718	$13,915	$1,820	$473	$1,347

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

During the third and fourth quarters of fiscal 2003, the Company recorded a net $4.4 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted of a $4.1 million reduction in potential legal matters associated with the restructuring programs and a $0.8 million reduction in the costs associated with the workforce reduction, partially offset by $0.5 million of additional facility consolidation charges. In addition, the Company recorded a $0.9 million credit to operating expenses relating to proceeds received from the disposal of certain equipment. As of October 25, 2003, the projected future cash payments of $3.9 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2006 and potential legal matters and contractual commitments associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the fourth quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2003	Payments	Accrual Balance at October 25, 2003

Workforce reduction	$8,713	$814	$7,129	$770	$—	$—	$—
Facility consolidations and certain other costs	20,132	—	12,116	3,640	4,376	480	3,896
Asset write-downs	22,637	22,637	—	—	—	—	—
Losses on investments	2,108	2,108	—	—	—	—	—

Total	$53,590	$25,559	$19,245	$4,410	$4,376	$480	$3,896

8. Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 were applied to multiple element revenue arrangements entered into by the Company beginning in the first quarter of fiscal 2004. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position or results of operations.

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

In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial position or results of operations.

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

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation assumed under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002 only for those items that require disclosure. As of October 25, 2003, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations and indemnifications for intellectual property infringement claims.

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

The following table summarizes the activity related to product warranty liability during the three months ended October 25, 2003 (in thousands):

Balance at July 31, 2003	$4,651
Accruals for warranties during the period	123
Settlements	(352)
Adjustments related to preexisting warranties	(265)

Balance at October 25, 2003	$4,157

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As a result of the downturn in the telecommunications industry, our restructuring programs and our decision to maintain a significant cost structure, we have incurred a cumulative net loss of $748.4 million at October 25, 2003.

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

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts. In the event that we become aware of deterioration in a particular customer’s financial condition, a review is performed to determine if additional provisions for doubtful accounts are required.

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

We continuously monitor the judgments, assumptions and estimates relating to the restructuring programs and, if these judgments, assumptions and estimates change, we may be required to record additional charges or credits against the reserves previously recorded for these restructuring programs. For example, during the third and fourth quarters of fiscal 2003, we recorded a net credit totaling $4.4 million to operating expenses, due to various changes in estimates relating to all of our restructuring programs. These credits included decreases in the accruals for potential legal matters associated with the restructuring programs and workforce reduction costs, partially offset by increases in the accrual for additional facility consolidation charges due to less favorable sublease assumptions. While we have reduced the accrual for potential legal matters based on our current estimate, given the inherent uncertainties involved in such matters, it is reasonably possible that we may incur a loss in addition to the amount accrued. In addition, in the event that other contingencies associated with the restructuring programs occur, or the estimates associated with the restructuring programs are revised, we may be required to record additional charges or credits against the reserves previously recorded for the restructuring programs. As of October 25, 2003, we had $16.6 million accrued as part of our restructuring liability relating to facility consolidations, based on our best estimate of the available sublease rates and terms at the present time. In the event that we are unsuccessful in subleasing any of the restructured facilities, we could incur additional restructuring charges and cash outflows in future periods totaling $1.2 million, which represents our current estimate of the assumed sublease recoveries.

Results of Operations

Revenue

Total revenue was $8.4 million and $5.9 million for the first quarter of fiscal 2004 and the first quarter of fiscal 2003, respectively. Product revenue increased 116% to $6.1 million, while service revenue declined 26% to $2.3 million, compared to the first quarter of fiscal 2003. The increase in product revenue was due to a higher level of product shipments as compared to the first quarter of fiscal 2003, in which the level of product shipments declined significantly as a result of the telecommunications downturn. The decrease in service revenue was primarily due to a lower level of installation services associated with our product deployments. For the first quarter of fiscal 2004, two international customers accounted for the majority of our revenue and international revenue represented 100% of our total revenue. For the first quarter of fiscal 2003, two international customers accounted for the majority of our revenue and international revenue represented more than 50% of our total revenue. For our current fiscal year ending July 31, 2004, we anticipate that revenue will continue to be highly concentrated in a relatively small number of customers and that international revenue may continue to represent a relatively high percentage of total revenue.

Gross profit (loss)

Gross profit (loss) for product and services, including non-cash stock-based compensation expense, was as follows (in thousands, except percentages):

	Three Months Ended
	October 25, 2003	October 26, 2002
Gross profit (loss):
Product	$2,468	$(1,622)
Service	69	61

Total	$2,537	$(1,561)

Gross profit (loss):
Product	40.1%	(57.0)%
Service	3.0%	2.0%
Total	30.1%	(26.3)%

Product gross profit (loss)

Product gross profit was 40.1% of product revenue for the first quarter of fiscal 2004 compared to a product gross loss of (57.0%) of revenue for the first quarter of fiscal 2003. The improvement in product gross profit was attributable to increased revenue, favorable warranty experience, decreased manufacturing cost and reduced material cost.

Service gross profit (loss)

Service gross profit was 3.0% of service revenue for the first quarter of fiscal 2004 compared to a service gross profit of 2.0% of revenue for the first quarter of fiscal 2003. Service gross margins continue to be low for the quarter due to our decision to maintain a significant cost structure within our customer support organization, which we believe is necessary in order to sell our products to our current and prospective customers.

Research and Development Expenses

Research and development expenses for the first quarter of fiscal 2004 decreased 19% to $11.3 million from $13.9 million for the first quarter of fiscal 2003. The decrease was primarily due to reduced costs for project materials and a decrease in personnel-related expenses.

Sales and Marketing Expenses

Sales and marketing expenses for the first quarter of fiscal 2004 decreased 11% to $4.4 million from $4.9 million for the first quarter of fiscal 2003. The decrease in expenses was primarily due to lower personnel-related expenses.

General and Administrative Expenses

General and administrative expenses for the first quarter of fiscal 2004 increased 19% to $2.0 million from $1.7 million for the first quarter of fiscal 2003. The increase in expenses was primarily due to increased expenses relating to new regulatory requirements, including certain provisions of the Sarbanes-Oxley Act.

Stock-Based Compensation Expense

Total stock-based compensation expense for the first quarter of fiscal 2004 decreased 37% to $1.5 million from $2.4 million for the first quarter of fiscal 2003. For the first quarter of fiscal 2004, $0.2 million of stock-based compensation expense was classified as cost of revenue and $1.3 million was classified as operating expenses. Stock-based compensation expense primarily resulted from the granting of stock options and restricted shares with exercise or sale prices that were deemed to be below fair market value. The decrease was primarily due to headcount reductions from the first quarter of fiscal 2003 through the first quarter of fiscal 2004. Stock-based compensation expense is expected to impact our reported results of operations through the fourth quarter of fiscal 2005.

Restructuring Charges and Related Asset Impairments

In fiscal 2001, the telecommunications industry began a severe decline which has impacted equipment suppliers, including Sycamore. In response to the telecommunications industry downturn, we enacted three separate restructuring programs: the first in the third quarter of fiscal 2001 (the “fiscal 2001 restructuring”), the second in the first quarter of fiscal 2002 (the “first quarter fiscal 2002 restructuring”), and the third in the fourth quarter of fiscal 2002 (the “fourth quarter fiscal 2002 restructuring”). As a part of our fourth quarter fiscal 2002 restructuring program, we discontinued the development of our standalone transport products and focused our business exclusively on optical switching products. During fiscal 2002, as a result of the combined activity under all of the restructuring programs, we recorded a total net charge of $241.5 million, which was classified in the statement of operations as follows: cost of revenue - $91.7 million, operating expenses - $125.0 million, and non-operating expenses - $24.8 million. The originally recorded restructuring charges were subsequently reduced by credits totaling $14.6 million (cost of revenue - $10.8 million and operating expenses - $3.8 million). During fiscal 2003, due to various changes in estimates relating to the prior restructuring programs, we recorded a credit of $0.5 million classified as cost of revenue, and a net credit of $4.4 million classified as operating expenses as described below.

During the third and fourth quarters of fiscal 2003, we recorded a net $4.4 million credit to operating expenses due to various changes in estimates relating to our restructuring programs. The changes in estimates consisted primarily of a $8.6 million reduction in the estimated legal matters associated with the restructuring programs, a $0.9 million credit relating to proceeds received from the disposal of certain equipment and a $0.8 million reduction in the costs associated with a workforce reduction, partially offset by $4.9 million of additional facility consolidation charges and a $1.0 million charge for the write-down of certain land. In addition, we recorded a $0.5 million credit to cost of revenue relating to a favorable settlement with a supplier. While we have reduced the accrual for potential legal matters based on our current estimate, given the inherent uncertainties involved in such matters, it is reasonably possible that we may incur a loss in addition to the amount accrued. In addition, in the event that other contingencies associated with the restructuring programs occur, or the estimates associated with the restructuring programs are revised, we may be required to record additional charges or credits against the reserves previously recorded for our restructuring programs.

As of October 25, 2003, we had $17.2 million in accrued restructuring costs, consisting primarily of $16.6 million of accrued liabilities for facility consolidations. Details regarding each of the restructuring programs are described below.

Fiscal 2001 Restructuring:

The fiscal 2001 restructuring program included a workforce reduction of 131 employees, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products and overlapping feature sets. We recorded restructuring charges and related asset impairments of $81.9 million classified as operating expenses and an excess inventory charge of $84.0 million relating to discontinued product lines, which was classified as cost of revenue. The restructuring charges included amounts accrued for potential legal matters, administrative expenses and professional fees associated with the restructuring programs, including employment termination related claims. We substantially completed the fiscal 2001 restructuring program during the first half of fiscal 2002. In the fourth quarter of fiscal 2002, we recorded a net $2.1 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted primarily of $4.7 million of additional facility consolidation charges due to less favorable sublease assumptions, offset by a $6.7 million reduction in the potential legal matters associated with the restructuring programs. During the third and fourth quarters of fiscal 2003, we recorded a net $1.3 million charge to operating expenses due to various changes in estimates. The changes in estimates consisted of $3.6 million of additional facility consolidation charges due to less favorable sublease assumptions, partially offset by a $2.3 million reduction in potential legal matters associated with the restructuring programs. As of October 25, 2003, the projected future cash payments of $12.0 million consist of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007, and potential legal matters associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the fiscal 2001 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2003	Payments	Accrual Balance at October 25, 2003
Workforce reduction	$4,174	$829	$3,203	$142	$—	$—	$—
Facility consolidations and certain other costs	24,437	1,214	9,675	658	12,890	900	11,990
Inventory and asset write-downs	137,285	84,972	52,313	—	—	—	—

Total	$165,896	$87,015	$65,191	$800	$12,890	$900	$11,990

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

The first quarter fiscal 2002 restructuring program was substantially completed during the fourth quarter of fiscal 2002. During the third and fourth quarters of fiscal 2002, we recorded credits totaling $10.8 million to cost of revenue due to changes in estimates, the majority of which related to favorable settlements with contract manufacturers for non-cancelable inventory purchase commitments. In addition, during the fourth quarter of fiscal 2002, we recorded a net $1.7 million credit to operating expenses relating to various changes in estimates. The changes in estimates consisted of a $1.7 million reduction in potential legal matters associated with the restructuring programs and the reversal of an accrued liability of $0.8 million for workforce reductions, partially offset by $0.9 million of additional facility consolidation charges. During the third and fourth quarters of fiscal 2003, we recorded a net $1.4 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted of a $2.2 million reduction in potential legal matters associated with the restructuring programs, partially offset by $0.8 million of additional facility consolidation charges due to less favorable sublease assumptions. In addition, we recorded a $1.0 million non-cash charge to operating expenses for the write-down of certain land and a $0.5 million credit to cost of revenue relating to a favorable settlement with a supplier. As of October 25, 2003, the projected future cash payments of $1.3 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2005 and potential legal matters associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the first quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2003	Payments	Accrual Balance at October 25, 2003
Workforce reduction	$7,106	$173	$6,106	$827	$—	$—	$—
Facility consolidations and certain other costs	17,181	8,572	4,505	2,284	1,820	473	1,347
Inventory and asset write-downs	155,451	102,540	42,107	10,804	—		—
Losses on investments	22,737	22,737	—	—	—	—	—

Total	$202,475	$134,022	$52,718	$13,915	$1,820	$473	$1,347

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

During the third and fourth quarters of fiscal 2003, we recorded a net $4.4 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted of a $4.1 million reduction in potential legal matters associated with the restructuring programs and a $0.8 million reduction in the costs associated with the workforce reduction, partially offset by $0.5 million of additional facility consolidation charges. In addition, we recorded a $0.9 million credit to operating expenses relating to proceeds received from the disposal of certain equipment. As of October 25, 2003, the projected future cash payments of $3.9 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2006 and potential legal matters and contractual commitments associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the fourth quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2003	Payments	Accrual Balance at October 25, 2003
Workforce reduction	$8,713	$814	$7,129	$770	$—	$—	$—
Facility consolidations and certain other costs	20,132	—	12,116	3,640	4,376	480	3,896
Asset write-downs	22,637	22,637	—	—	—	—	—
Losses on investments	2,108	2,108	—	—	—	—	—

Total	$53,590	$25,559	$19,245	$4,410	$4,376	$480	$3,896

Interest and Other Income, Net

Interest and other income, net decreased to $4.3 million for the first quarter of fiscal 2004 compared to $6.7 million for the first quarter of fiscal 2003. The decrease was due to lower interest rates and invested cash balances during the first quarter of fiscal 2004.

Provision for Income Taxes

We did not provide for income taxes for the first quarter of fiscal 2004, or the first quarter of fiscal 2003, due to our cumulative taxable losses in recent years and the net losses incurred during each period. We did not record any tax benefits relating to these losses due to the uncertainty surrounding the realization of these future tax benefits.

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $986.8 million at October 25, 2003. Included in this amount were cash and cash equivalents of $221.5 million, compared to $250.6 million at July 31, 2003. The decrease in cash and cash equivalents for the first quarter of fiscal 2004 was due to cash used in investing activities of $21.8 million and cash used in operating activities of $8.4 million, offset by cash provided by financing activities of $1.1 million.

Cash used in investing activities of $21.8 million consisted primarily of net purchases of investments of $21.2 million. Cash provided by financing activities of $1.1 million consisted primarily of proceeds from employee stock plan activity. Cash used in operating activities of $8.4 million consisted of the net loss for the period of $12.2 million, adjusted for net non-cash charges totaling $4.8 million and changes to working capital totaling $1.0 million. The most significant changes to working capital were a decrease in accrued restructuring costs of $1.9 million, an increase in inventories of $2.2 million and a decrease in accounts receivable of $3.4 million. Non-cash charges include depreciation and amortization, provision for doubtful accounts and stock-based compensation.

As a result of the financial demands of major network deployments, service providers have continued to request financing assistance from their suppliers. From time to time we have provided extended payment terms on trade receivables to certain key customers to assist them with their network deployment plans. In addition, we may provide or commit to extend additional credit or credit support, such as vendor financing, to our customers, as we consider appropriate in the course of our business. Our ability to provide customer financing is limited and depends on a number of factors, including our capital structure, the level of our available credit and our ability to factor commitments. The extension of financing to our customers will limit the capital that we have available for other uses.

Currently, our primary source of liquidity comes from our cash and cash equivalents and investments, which totaled $986.8 million at October 25, 2003. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities at the date of acquisition ranging from 90 days to three years. At October 25, 2003, $428.6 million of investments with maturities of less than one year were classified as short-term investments, and $336.7 million of investments with maturities of greater than one year were classified as long-term investments. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and investments will continue to be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At October 25, 2003, more than 90% of our accounts receivable balance was attributable to three international customers. As of October 25, 2003, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. We currently intend to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures over the next few years using our existing cash, cash equivalents and investments.

Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

At October 25, 2003, our off-balance sheet arrangements, which consist entirely of contractual commitments for operating leases and inventory purchase commitments, were as follows (in thousands):

Fiscal Year:	Operating Leases	Inventory Purchase Commitments
2004 (remainder of year)	$6,133	$6,402
2005	5,078	—
2006	6,881	—
2007	2,848	—

Total future contractual commitments	$20,940	$6,402

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

Over the last three years, our revenue has declined and we have incurred significant operating losses. Our net losses for fiscal 2003 and 2002 were $55.1 million and $379.7 million, respectively. For the first quarter of fiscal 2004, our net loss was $12.2 million. Throughout the telecommunications industry downturn, we have maintained a significant cost structure, particularly within the research and development, sales and customer service organizations. We believe this cost structure is necessary to develop, market and sell our products to current and prospective customers. As a result of the adverse market conditions and our decision to maintain a significant cost structure, we have incurred a cumulative net loss of $748.4 million at October 25, 2003. We anticipate that our cost of revenue, gross profit and operating results will continue to be adversely affected by adverse market conditions and our decision to maintain our significant cost structure. We will need to generate significantly higher revenue over the current levels in order to achieve and maintain profitability. We cannot assure you that our revenue will increase or that we will generate sufficient revenue to achieve or sustain profitability.

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

We currently have a limited number of customers. For the first quarter of fiscal 2004, two international customers accounted for the majority of our revenue. During fiscal 2003, Vodafone, Louis Dreyfus Communications, and NTT Communications accounted for 43%, 22% and 14% of our revenue, respectively. None of our customers are contractually committed to purchase any minimum quantities of products from us and orders are generally cancelable prior to shipment. We expect that our revenue will continue to depend on sales of our products to a limited number of customers. While expanding our customer base is a key objective, at the present time, the number of potential customers for our products is limited.

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

Competition in the optical networking market is intense. Competition is based upon a combination of price, functionality, network management, interoperability, installation, services and scalability. Large companies, such as Nortel Networks, Lucent Technologies, Alcatel and Ciena Corporation, have historically dominated this market. Many of our competitors have longer operating histories and greater financial, sales, marketing and manufacturing resources. These competitors also have longer standing existing relationships with our current and prospective customers. Moreover, our competitors may foresee the course of market developments more accurately and could develop new technologies that compete with our products or even render our products obsolete.

In addition, to a lesser extent, we see new entrants into the optical networking market with new products that compete with our products. They often base their products on the latest available technology. Our inability to compete successfully against these companies would harm our business, financial condition and results of operations.

The recent decline in the telecommunications industry has resulted in even greater competitive pressures. We expect to encounter aggressive tactics such as the following:

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

Further, we believe that our industry may enter into a consolidation phase. Over the past two to three years, the market valuations of many companies in our industry have declined significantly making them more attractive acquisition candidates. Furthermore, the weakened financial position of many companies in our industry may make them more receptive to being acquired. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. Industry consolidation may have an adverse impact on our business, operating results, and financial condition.

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

Additionally, we believe that customers who make a decision to deploy our products will expand their networks slowly and deliberately. Potential new business opportunities for our products may be smaller than what we have experienced historically. Accordingly, in the event that customer order activity increased, we could receive purchase orders on an irregular and unpredictable basis. Because of our limited operating history and the nature of our business, we cannot predict these sales and deployment cycles. The long sales cycles, as well as our expectation that customers may tend to place large orders sporadically with short lead times, may cause our revenue and results of operations to vary significantly and unexpectedly from quarter to quarter. As a result, our future operating results may be below our expectations or those of public market analysts and investors, and our revenue may continue to decline or recover at a slower rate than anticipated by us or analysts and investors. In either event, the price of our common stock could decrease.

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

The design, development and deployment of our products often involve problems with software, components, manufacturing processes and interoperability with other network elements. If we are unable to identify and fix errors or other problems, or if our customers experience interruptions or delays that cannot be promptly resolved, we could experience:

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

International sales represented 91% of total revenue in fiscal 2003, and 100% of total revenue in the first quarter of fiscal 2004, and we expect that international sales may continue to represent a significant portion of our revenue. Doing business internationally requires significant management attention and financial resources to successfully develop direct and indirect sales channels and to support customers in international markets. While international sales currently represent a high percentage of total revenue, these sales are concentrated within a relatively small number of customers. We may not be able to maintain or expand international market demand for our products.

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

We purchase several key components from single or limited sources. These key components include commercial digital signal processors, central processing units, field programmable gate arrays, switch fabric, and optical transceivers. We generally purchase our key components on a purchase order basis and have no long-term contracts for these components. In the event of a disruption in supply of key components, we may not be able to develop an alternate source in a timely manner or on favorable terms. Such a failure could impair our ability to deliver products to customers, which would adversely affect our revenue and operating results.

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

Throughout the downturn in the telecommunications industry, the optical component industry has been downsizing manufacturing capacity while consolidating product lines from earlier acquisitions. Several suppliers have exited the market for optical components, have been acquired or have announced reductions of their product offerings. These announcements, or similar decisions by other suppliers, could result in reduced competition and higher prices for the key components in our products. If any of these events occurred, our revenue and operating results could be adversely affected.

We utilize contract manufacturers and any disruption in these relationships may cause us to fail to meet the demands of our customers and damage our customer relationships.

We have limited internal manufacturing capabilities. We utilize contract manufacturers to manufacture our products in accordance with our specifications and to fill orders on a timely basis. We may not be able to manage our relationships with our contract manufacturers effectively, and our contract manufacturers may not meet our future requirements for timely delivery. Our contract manufacturers also build products for other companies, and we cannot be assured that they will have sufficient quantities of inventory available to fill our customer orders or that they will allocate their internal resources to fill these orders on a timely basis. In addition, our utilization of contract manufacturers limits our ability to control the manufacturing processes of our products, which exposes us to risks including the unpredictability of manufacturing yields and a reduced ability to control the quality of finished products.

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

As of October 25, 2003, we have made strategic investments in privately held companies totaling approximately $26.0 million, and we may decide to make additional investments in the future. In fiscal 2002, we recorded impairment losses of $24.8 million relating to these investments. These types of investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in certain or all of these companies.

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

At October 25, 2003, options to purchase a total of 29.4 million shares of our common stock were outstanding. While these options are subject to vesting schedules, a number of the shares underlying these options are freely tradable. Sales of a substantial number of shares of our common stock could cause our stock price to fall or increase the volatility of our stock price. In addition, sales of shares by our stockholders could impair our ability to raise capital through the sale of additional stock.

Your ability to influence key transactions, including changes of control, may be limited by significant insider ownership, provisions of our charter documents and provisions of Delaware law.

As of October 25, 2003, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 36.0% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at October 25, 2003, the fair value of the portfolio would decline by approximately $1.0 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business has become increasingly global, with international revenue representing 91% of total revenue in fiscal 2003, and 100% of revenue in the first quarter of fiscal 2004. We expect that international sales may continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our financial results, although to date the impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits and Reports on Form 8-K

Exhibits:

(a)	List of Exhibits

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (2)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).

(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).

(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.

(b)	Reports on Form 8-K: On August 19, 2003, the Company furnished a Current Report on Form 8-K under Item 12 containing the press release relating to its fourth quarter fiscal 2003 results.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sycamore Networks, Inc.

/s/ FRANCES M. JEWELS

Frances M. Jewels Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: November 13, 2003

EXHIBIT INDEX

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (2)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).

(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).

(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.