Form 10-Q
period 2004-01-24
SYCAMORE NETWORKS INC
filed 2004-02-12
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 24, 2004

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

The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2004 was 273,038,378.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	January 24, 2004	July 31, 2003
Assets
Current assets:
Cash and cash equivalents	$301,638	$250,595
Short-term investments	331,408	421,784
Accounts receivable, net of allowance for doubtful accounts of $4,132 and $4,184 at January 24, 2004 and July 31, 2003, respectively	3,994	10,769
Inventories	10,710	5,117
Prepaids and other current assets	4,389	3,680

Total current assets	652,139	691,945

Property and equipment, net	11,309	14,589
Long-term investments	344,900	323,204
Other assets	2,536	2,890

Total assets	$1,010,884	$1,032,628

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,346	$3,475
Accrued compensation	2,759	3,545
Accrued warranty	3,896	4,651
Accrued expenses	4,530	4,203
Accrued restructuring costs	15,621	19,086
Deferred revenue	2,367	2,677
Other current liabilities	2,563	2,476

Total current liabilities	36,082	40,113

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 2,500,000 shares authorized; 273,037 and 272,099 shares issued at January 24, 2004 and July 31, 2003, respectively	273	272
Additional paid-in capital	1,737,887	1,733,476
Accumulated deficit	(761,368)	(736,192)
Deferred compensation	(3,726)	(6,822)
Treasury stock, at cost, 0 and 147 shares held at January 24, 2004 and July 31, 2003, respectively	—	(11)
Accumulated other comprehensive income	1,736	1,792

Total stockholders’ equity	974,802	992,515

Total liabilities and stockholders’ equity	$1,010,884	$1,032,628

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Revenue:
Product	$3,673	$7,453	$9,829	$10,301
Service	3,202	3,372	5,487	6,462

Total revenue	6,875	10,825	15,316	16,763

Cost of revenue:
Product (exclusive of non-cash stock-based compensation expense of $77, $169, $157 and $338)	2,152	6,414	5,760	10,715
Service (exclusive of non-cash stock-based compensation expense of $100, $188, $200 and $375)	2,094	4,173	4,210	7,015
Stock-based compensation	177	357	357	713

Total cost of revenue	4,423	10,944	10,327	18,443

Gross profit (loss)	2,452	(119)	4,989	(1,680)

Operating expenses:
Research and development (exclusive of non-cash stock-based compensation expense of $1,106, $844, $1,790 and $1,718)	11,751	13,432	23,049	27,359
Sales and marketing (exclusive of non-cash stock-based compensation expense of $263, $516, $537 and $1,128)	4,345	5,070	8,756	10,012
General and administrative (exclusive of non-cash stock-based compensation expense of $399, $387, $746 and $918)	1,482	1,751	3,450	3,409
Stock-based compensation	1,768	1,747	3,073	3,764

Total operating expenses	19,346	22,000	38,328	44,544

Loss from operations	(16,894)	(22,119)	(33,339)	(46,224)
Interest and other income, net	3,895	6,002	8,163	12,745

Loss before income taxes	(12,999)	(16,117)	(25,176)	(33,479)
Provision for income taxes	—	—	—	—

Net loss	$(12,999)	$(16,117)	$(25,176)	$(33,479)

Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.09)	$(0.13)
Weighted-average shares used in computing basic and diluted net loss per share	271,801	264,981	271,138	263,640

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	January 24, 2004	January 25, 2003
Cash flows from operating activities:
Net loss	$(25,176)	$(33,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,982	12,388
Stock-based compensation	3,430	4,477
Provision for doubtful accounts	(52)	—
Changes in operating assets and liabilities:
Accounts receivable	6,827	3,126
Inventories	(5,593)	3,179
Prepaids and other current assets	(709)	(2,464)
Deferred revenue	(310)	(3,049)
Accounts payable	871	(1,568)
Accrued expenses and other current liabilities	(1,127)	(5,168)
Accrued restructuring costs	(3,465)	(17,691)

Net cash used in operating activities	(19,322)	(40,249)

Cash flows from investing activities:
Purchases of property and equipment	(2,702)	(2,347)
Purchases of investments	(380,961)	(300,503)
Maturities of investments	449,585	514,115
Decrease in other assets	354	3,894

Net cash provided by investing activities	66,276	215,159

Cash flows from financing activities:
Proceeds from issuance of common stock	4,112	2,000
Purchase of treasury stock	(23)	(143)

Net cash provided by financing activities	4,089	1,857

Net increase in cash and cash equivalents	51,043	176,767
Cash and cash equivalents, beginning of period	250,595	172,658

Cash and cash equivalents, end of period	$301,638	$349,425

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

2. Basis of Presentation

The accompanying financial data as of January 24, 2004 and for the three and six months ended January 24, 2004 and January 25, 2003 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of January 24, 2004 and results of operations and cash flows for the periods ended January 24, 2004 and January 25, 2003 have been made. The results of operations and cash flows for the periods ended January 24, 2004 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

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

The Company is required under SFAS 123 to disclose pro forma information regarding the stock awards made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Net loss:
As reported	$(12,999)	$(16,117)	$(25,176)	$(33,479)

Stock-based compensation expense included in reported net loss under APB 25	1,945	2,104	3,430	4,477

Stock-based compensation expense that would have been included in reported net loss if the fair value provisions of FAS 123 had been applied to all awards	(9,875)	(11,713)	(19,097)	(27,993)

Pro forma	$(20,929)	$(25,726)	$(40,843)	$(56,995)

Basic and diluted net loss per share:
As reported	$(0.05)	$(0.06)	$(0.09)	$(0.13)

Pro forma	$(0.08)	$(0.10)	$(0.15)	$(0.22)

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Numerator:
Net loss	$(12,999)	$(16,117)	$(25,176)	$(33,479)

Denominator:
Weighted-average shares of common stock outstanding	272,666	271,703	272,346	271,474
Weighted-average shares subject to repurchase	(865)	(6,722)	(1,208)	(7,834)

Shares used in per-share calculation – basic and diluted	271,801	264,981	271,138	263,640

Net loss per share:
Basic and diluted	$(0.05)	$(0.06)	$(0.09)	$(0.13)

Options to purchase 28.8 million and 29.8 million shares of common stock, at respective average exercise prices of $7.43 and $7.98, have not been included in the computation of diluted net loss per share for the three and six months ended January 24, 2004 and January 25, 2003, respectively, as their effect would have been anti-dilutive. Warrants to purchase 150,000 shares of common stock at an exercise price of $11.69 have not been included in the computation of diluted net loss per share for the three and six months ended January 25, 2003, as their effect would have been anti-dilutive. These warrants expired unexercised during the fiscal year ended July 31, 2003.

5. Inventories

Inventories consisted of the following (in thousands):

	January 24, 2004	July 31, 2003
Raw materials	$636	$861
Work in process	1,036	498
Finished goods	9,038	3,758

	$10,710	$5,117

6. Comprehensive Loss

The components of comprehensive loss consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Net loss	$(12,999)	$(16,117)	$(25,176)	$(33,479)
Unrealized gain (loss) on investments	849	641	(56)	79

Comprehensive loss	$(12,150)	$(15,476)	$(25,232)	$(33,400)

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

As of January 24, 2004, the Company had $15.6 million in accrued restructuring costs, consisting primarily of $15.1 million of accrued liabilities for facility consolidations. Details regarding each of the restructuring programs are described below.

Fiscal 2001 Restructuring:

The fiscal 2001 restructuring program included a workforce reduction of 131 employees, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products and overlapping feature sets. The Company recorded restructuring charges and related asset impairments of $81.9 million classified as operating expenses and an excess inventory charge of $84.0 million relating to discontinued product lines, which was classified as cost of revenue. The restructuring charges included amounts accrued for potential legal matters, administrative expenses and professional fees associated with the restructuring programs, including employment termination related claims. The Company substantially completed the fiscal 2001 restructuring program during the first half of fiscal 2002. In the fourth quarter of fiscal 2002, the Company recorded a net $2.1 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted primarily of $4.7 million of additional facility consolidation charges due to less favorable sublease assumptions, offset by a $6.7 million reduction in the potential legal matters associated with the restructuring programs. During the third and fourth quarters of fiscal 2003, the Company recorded a net $1.3 million charge to operating expenses due to various changes in estimates. The changes in estimates consisted of $3.6 million of additional facility consolidation charges due to less favorable sublease assumptions, partially offset by a $2.3 million reduction in potential legal matters associated with the restructuring programs. As of January 24, 2004, the projected future cash payments of $11.2 million consist of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007, and potential legal matters associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the fiscal 2001 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non- cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2003	Payments	Accrual Balance at January 24, 2004
Workforce reduction	$4,174	$829	$3,203	$142	$—	$—	$—
Facility consolidations and certain other costs	24,437	1,214	9,675	658	12,890	1,643	11,247
Inventory and asset write-downs	137,285	84,972	52,313	—	—	—	—

Total	$165,896	$87,015	$65,191	$800	$12,890	$1,643	$11,247

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

The first quarter fiscal 2002 restructuring program was substantially completed during the fourth quarter of fiscal 2002. During the third and fourth quarters of fiscal 2002, the Company recorded credits totaling $10.8 million to cost of revenue due to changes in estimates, the majority of which related to favorable settlements with contract manufacturers for non-cancelable inventory purchase commitments. In addition, during the fourth quarter of fiscal 2002, the Company recorded a net $1.7 million credit to operating expenses relating to various changes in estimates. The changes in estimates consisted of a $1.7 million reduction in potential legal matters associated with the restructuring programs and the reversal of an accrued liability of $0.8 million for workforce reductions, partially offset by $0.9 million of additional facility consolidation charges. During the third and fourth quarters of fiscal 2003, the Company recorded a net $1.4 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted of a $2.2 million reduction in potential legal matters associated with the restructuring programs, partially offset by $0.8 million of additional facility consolidation charges due to less favorable sublease assumptions. In addition, the Company recorded a $1.0 million non-cash charge to operating expenses for the write-down of certain land and a $0.5 million credit to cost of revenue relating to a favorable settlement with a supplier. As of January 24, 2004, the projected future cash payments of $1.0 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2005 and potential legal matters associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the first quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2003	Payments	Accrual Balance at January 24, 2004
Workforce reduction	$7,106	$173	$6,106	$827	$—	$—	$—
Facility consolidations and certain other costs	17,181	8,572	4,505	2,284	1,820	814	1,006
Inventory and asset write-downs	155,451	102,540	42,107	10,804	—	—	—
Losses on investments	22,737	22,737	—	—	—	—	—

Total	$202,475	$134,022	$52,718	$13,915	$1,820	$814	$1,006

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

During the third and fourth quarters of fiscal 2003, the Company recorded a net $4.4 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted of a $4.1 million reduction in potential legal matters associated with the restructuring programs and a $0.8 million reduction in the costs associated with the workforce reduction, partially offset by $0.5 million of additional facility consolidation charges. In addition, the Company recorded a $0.9 million credit to operating expenses relating to proceeds received from the disposal of certain equipment. As of January 24, 2004, the projected future cash payments of $3.4 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2006 and potential legal matters and contractual commitments associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the fourth quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2003	Payments	Accrual Balance at January 24, 2004
Workforce reduction	$8,713	$814	$7,129	$770	$—	$—	$—
Facility consolidations and certain other costs	20,132	—	12,116	3,640	4,376	1,008	3,368
Asset write-downs	22,637	22,637	—	—	—	—	—
Losses on investments	2,108	2,108	—	—	—	—	—

Total	$53,590	$25,559	$19,245	$4,410	$4,376	$1,008	$3,368

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any financial interests in variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46, as amended by FIN 46R, provisions are required to be adopted by the Company in the third quarter of fiscal 2004. The adoption of FIN 46R is not expected to have a material impact on the Company’s financial position or results of operations.

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

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which supercedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s financial statements.

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

The action against the Company is being coordinated with approximately three hundred other nearly identical actions filed against other companies. The actions seek damages in an unspecified amount. On October 9, 2002, the court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. The Company has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a proposed settlement between the Company and the plaintiff class. Among other provisions, the settlement contemplated by the MOU provides for a release of the Company and the individual defendants with respect to claims related to the conduct alleged in the action to be wrongful. Pursuant to the settlement contemplated by the MOU, the Company would agree to undertake certain responsibilities, including agreeing to assign to the plaintiffs, and not otherwise assert or release, certain potential claims the Company may have against its underwriters. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the Court. The Company is unable to determine whether or when a settlement will occur or be finalized. In the event that a settlement is not finalized, the Company is not currently able to estimate the possibility of loss or range of loss, if any, relating to these claims. Due to the large number of nearly identical actions, the Court has ordered the parties to select up to twenty “test” cases. To date, along with six other cases, the Company’s case has been selected as one such test case. As a result, among other things, the Company will be subject to discovery obligations and expenses in the litigation, whereas non-test case issuer defendants will not be subject to such obligations.

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

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation assumed under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002 only for those items that require disclosure. As of January 24, 2004 , the Company’s guarantees requiring disclosure consist of its accrued warranty obligations and indemnifications for intellectual property infringement claims.

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

The following table summarizes the activity related to product warranty liability during the six months ended January 24, 2004 (in thousands):

Balance at July 31, 2003	$4,651
Accruals for warranties during the period	197
Settlements	(499)
Adjustments related to preexisting warranties	(453)

Balance at January 24, 2004	$3,896

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

Over the last three years, these trends began to reverse and the telecommunications industry began to decline. In addition, there has been a sharp contraction in the availability of capital to our industry. As a result, many emerging service providers were no longer able to finance the build-out of their networks and subsequently have failed or have significantly reduced the scope of their business operations. In addition, many incumbent service providers also had difficulty raising additional capital and have experienced significant financial difficulties. As a result of these developments service providers have reduced capital spending. At the same time, both the United States economy and the economies in substantially all of the countries in which we market our products have slowed significantly. As a result, our existing and prospective customers have become more conservative in their capital expenditures and more uncertain about their future purchases. As a consequence, we are facing a market that is both reduced in size and more difficult to predict and plan for.

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

As a result of the downturn in the telecommunications industry, our restructuring programs and our decision to maintain a significant cost structure, we have incurred a cumulative net loss of $761.4 million at January 24, 2004.

During the second quarter of fiscal 2004, the Defense Information Systems Agency (DISA) selected our products to serve as the optical digital cross connect platform for the Global Information Grid Bandwidth Expansion (GIG-BE) project. The project was awarded as an indefinite-delivery and indefinite-quantity subcontract. As such, our visibility into the potential size of the project or the timing of shipments is limited. We did not recognize any revenue from the GIG-BE project in our second quarter.

While we believe that our success in the GIG-BE project validates our technology, we continue to face significant challenges including but not limited to the following: (i) we continue to compete against a number of larger more established incumbent telecom equipment suppliers, many of whom have long-standing relationships with our current and prospective customers; (ii) the incumbent competitors generally have more diverse product lines which allow them the flexibility to price their products more aggressively and absorb the large optical switching overhead expenses across their entire business; and (iii) in order to remain competitive, we continue to devote significant resources to research and development, sales and customer support which may cause us to generate operating losses and consume cash. In order to address these challenges, the Company continues to examine a variety of options to broaden our strategic direction including, but not limited to, alliances with larger networking companies, acquisitions of companies with either complementary technologies or of companies that participate in adjacent market segments or other strategic transactions.

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

We continuously monitor the judgments, assumptions and estimates relating to the restructuring programs and, if these judgments, assumptions and estimates change, we may be required to record additional charges or credits against the reserves previously recorded for these restructuring programs. For example, during the third and fourth quarters of fiscal 2003, we recorded a net credit totaling $4.4 million to operating expenses, due to various changes in estimates relating to all of our restructuring programs. These credits included decreases in the accruals for potential legal matters associated with the restructuring programs and workforce reduction costs, partially offset by increases in the accrual for additional facility consolidation charges due to less favorable sublease assumptions. While we have reduced the accrual for potential legal matters based on our current estimate, given the inherent uncertainties involved in such matters, it is reasonably possible that we may incur a loss in addition to the amount accrued. In addition, in the event that other contingencies associated with the restructuring programs occur, or the estimates associated with the restructuring programs are revised, we may be required to record additional charges or credits against the reserves previously recorded for the restructuring programs. As of January 24, 2004, we had $15.1 million accrued as part of our restructuring liability relating to facility consolidations, based on our best estimate of the available sublease rates and terms at the present time. In the event that we are unsuccessful in subleasing any of the restructured facilities, we could incur additional restructuring charges and cash outflows in future periods totaling $1.2 million, which represents our current estimate of the assumed sublease recoveries.

Results of Operations

Revenue

Total revenue was $6.9 million and $10.8 million for the second quarter of fiscal 2004 and the second quarter of fiscal 2003, respectively. Total revenue was $15.3 million and $16.8 million for the first six months of fiscal 2004 and the first six months of fiscal 2003, respectively. The decrease in revenue is primarily due to constrained service provider capital expenditures in optical switching and continued extended trial and evaluation periods by our prospective customers. Product revenue declined by 51% for the three months ended January 24, 2004 compared to the three months ended January 25, 2003. The demand for our products has been relatively flat, down 5%, in the first six months ended January 24, 2004, as compared to the first six months ended January 25, 2003. Service revenue decreased by 5% and 15%, respectively, for the three and six months ended January 24, 2004, compared to the three and six months ended January 25, 2003. The decrease in service revenue was primarily due to a lower level of installation services associated with our product deployments. For the second quarter of fiscal 2004, three international customers accounted for the majority of our revenue and international revenue represented 98% of our total revenue. For the second quarter of fiscal 2003, three international customers accounted for the majority of our revenue and international revenue represented more than 82% of our total revenue. For our current fiscal year ending July 31, 2004, we anticipate that revenue will continue to be highly concentrated in a relatively small number of customers and that international revenue may continue to represent a relatively high percentage of total revenue.

Gross profit (loss)

Gross profit (loss) for product and services, including non-cash stock-based compensation expense, was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Gross profit (loss):
Product	$1,444	$870	$3,912	$(752)
Service	1,008	(989)	1,077	(928)

Total	$2,452	$(119)	$4,989	$(1,680)

Gross profit (loss):
Product	39.3%	11.7%	39.8%	(7.3)%
Service	31.5%	(29.3)%	19.6%	(14.4)%
Total	35.7%	(1.1)%	32.6%	(10.0)%

Product gross profit (loss)

Product gross profit was 39.3% of product revenue for the second quarter of fiscal 2004 compared to 11.7% for the second quarter of fiscal 2003. Product gross profit was 39.8% for the six months ended January 24, 2004 compared to (7.3%) product gross loss for the six months ended January 25, 2003. The improvement in product gross profit was attributable to the expiration of preexisting warranty obligations, decreased manufacturing cost and reduced material cost.

We believe that product gross profit may decrease in the future due to pricing pressures resulting from intense competition as a result of limited optical switching opportunities worldwide. In addition, product gross profit may be affected in future periods by changes in the mix of products sold, channels of distribution, shipment volume, overhead absorption, sales discounts, increases in material or labor costs, excess inventory and obsolescence charges, loss of cost savings due to changes in component pricing, the introduction of new products or entering new markets with different pricing and cost structures.

Service gross profit (loss)

Service gross profit was 31.5% of service revenue for the second quarter of fiscal 2004 compared to a service gross loss of (29.3%) of revenue for the second quarter of fiscal 2003. Service gross profit was 19.6% for the six months ended January 24, 2004 compared to a service gross loss of (14.4%) for the same period of fiscal 2003. Service gross margins increased in both the three months and six months ended January 24, 2004 as compared to the same periods ended January 25, 2003 due to a reduction in service delivery cost as a result of lower fixed support costs.

Service gross profit may be affected in future periods by various factors such as the change in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals.

Research and Development Expenses

Research and development expenses for the second quarter of fiscal 2004 decreased $1.6 million, or 13%, to $11.8 million from $13.4 million for the second quarter of fiscal 2003. Research and development expenses decreased $4.4 million, or 16%, to $23.0 million for the six months ended January 24, 2004 compared to $27.4 million for the same period in fiscal 2003. The decrease in expenses for the three and six months ended January 24, 2004 was primarily due to reduced costs for project materials, a decrease in personnel-related expenses and reduced fixed overhead costs.

Sales and Marketing Expenses

Sales and marketing expenses for the second quarter of fiscal 2004 decreased $0.8 million, or 14%, to $4.3 million from $5.1 million for the second quarter of fiscal 2003. Sales and marketing expenses decreased $1.2 million, or 13%, to $8.8 million for the six months ended January 24, 2004 compared to $10.0 million for the same period of fiscal 2003. The decrease in expenses was primarily due to lower personnel-related expenses.

General and Administrative Expenses

General and administrative expenses for the second quarter of fiscal 2004 decreased $0.3 million, or 15%, to $1.5 million from $1.8 million for the second quarter of fiscal 2003. General and administrative expenses increased $0.1 million, or 1%, to $3.5 million for the six months ended January 24, 2004 compared to $3.4 million for the same period in fiscal 2003. The decrease in expenses for the three months ended January 24, 2004 was due to lower personnel related expenses. For the six months ended January 24, 2004 lower personnel costs were offset by increased expenses relating to new regulatory requirements including certain provisions of the Sarbanes-Oxley Act.

Stock-Based Compensation Expense

Total stock-based compensation expense for the second quarter of fiscal 2004 decreased $0.2 million, or 8%, to $1.9 million from $2.1 million for the second quarter of fiscal 2003. Total stock compensation decreased $1.1 million, or 23%, to $3.4 million for the six months ended January 24, 2004 compared to $4.5 million for the same period in fiscal 2003. For the three and six months ended January 24, 2004, $0.2 million and $0.4 million of stock compensation expense was classified as cost of revenue, respectively, and $1.7 million and $3.0 million was classified as operating expenses, respectively. Stock-based compensation expense primarily resulted from the granting of stock options and restricted shares with exercise or sale prices that were deemed to be below fair market value. The decrease was primarily due to headcount reductions from the second quarter of fiscal 2003 through the second quarter of fiscal 2004. Stock-based compensation expense is expected to impact our reported results of operations through the fourth quarter of fiscal 2005.

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

As of January 24, 2004, we had $15.6 million in accrued restructuring costs, consisting primarily of $15.1 million of accrued liabilities for facility consolidations. Details regarding each of the restructuring programs are described below.

Fiscal 2001 Restructuring:

The fiscal 2001 restructuring program included a workforce reduction of 131 employees, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products and overlapping feature sets. We recorded restructuring charges and related asset impairments of $81.9 million classified as operating expenses and an excess inventory charge of $84.0 million relating to discontinued product lines, which was classified as cost of revenue. The restructuring charges included amounts accrued for potential legal matters, administrative expenses and professional fees associated with the restructuring programs, including employment termination related claims. We substantially completed the fiscal 2001 restructuring program during the first half of fiscal 2002. In the fourth quarter of fiscal 2002, we recorded a net $2.1 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted primarily of $4.7 million of additional facility consolidation charges due to less favorable sublease assumptions, offset by a $6.7 million reduction in the potential legal matters associated with the restructuring programs. During the third and fourth quarters of fiscal 2003, we recorded a net $1.3 million charge to operating expenses due to various changes in estimates. The changes in estimates consisted of $3.6 million of additional facility consolidation charges due to less favorable sublease assumptions, partially offset by a $2.3 million reduction in potential legal matters associated with the restructuring programs. As of January 24, 2004, the projected future cash payments of $11.2 million consist of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007, and potential legal matters associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the fiscal 2001 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2003	Payments	Accrual Balance at January 24, 2004
Workforce reduction	$4,174	$829	$3,203	$142	$—	$—	$—
Facility consolidations and certain other costs	24,437	1,214	9,675	658	12,890	1,643	11,247
Inventory and asset write-downs	137,285	84,972	52,313	—	—	—	—

Total	$165,896	$87,015	$65,191	$800	$12,890	$1,643	$11,247

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

The first quarter fiscal 2002 restructuring program was substantially completed during the fourth quarter of fiscal 2002. During the third and fourth quarters of fiscal 2002, we recorded credits totaling $10.8 million to cost of revenue due to changes in estimates, the majority of which related to favorable settlements with contract manufacturers for non-cancelable inventory purchase commitments. In addition, during the fourth quarter of fiscal 2002, we recorded a net $1.7 million credit to operating expenses relating to various changes in estimates. The changes in estimates consisted of a $1.7 million reduction in potential legal matters associated with the restructuring programs and the reversal of an accrued liability of $0.8 million for workforce reductions, partially offset by $0.9 million of additional facility consolidation charges. During the third and fourth quarters of fiscal 2003, we recorded a net $1.4 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted of a $2.2 million reduction in potential legal matters associated with the restructuring programs, partially offset by $0.8 million of additional facility consolidation charges due to less favorable sublease assumptions. In addition, we recorded a $1.0 million non-cash charge to operating expenses for the write-down of certain land and a $0.5 million credit to cost of revenue relating to a favorable settlement with a supplier. As of January 24, 2004, the projected future cash payments of $1.0 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2005 and potential legal matters associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the first quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2003	Payments	Accrual Balance at January 24, 2004
Workforce reduction	$7,106	$173	$6,106	$827	$—	$—	$—
Facility consolidations and certain other costs	17,181	8,572	4,505	2,284	1,820	814	1,006
Inventory and asset write-downs	155,451	102,540	42,107	10,804	—	—	—
Losses on investments	22,737	22,737	—	—	—	—	—

Total	$202,475	$134,022	$52,718	$13,915	$1,820	$814	$1,006

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

During the third and fourth quarters of fiscal 2003, we recorded a net $4.4 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted of a $4.1 million reduction in potential legal matters associated with the restructuring programs and a $0.8 million reduction in the costs associated with the workforce reduction, partially offset by $0.5 million of additional facility consolidation charges. In addition, we recorded a $0.9 million credit to operating expenses relating to proceeds received from the disposal of certain equipment. As of January 24, 2004, the projected future cash payments of $3.4 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2006 and potential legal matters and contractual commitments associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the fourth quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2003	Payments	Accrual Balance at January 24, 2004
Workforce reduction	$8,713	$814	$7,129	$770	$—	$—	$—
Facility consolidations and certain other costs	20,132	—	12,116	3,640	4,376	1,008	3,368
Asset write-downs	22,637	22,637	—	—	—	—	—
Losses on investments	2,108	2,108	—	—	—	—	—

Total	$53,590	$25,559	$19,245	$4,410	$4,376	$1,008	$3,368

Interest and Other Income, Net

Interest and other income, net decreased to $3.9 million for the second quarter of fiscal 2004 compared to $6.0 million for the second quarter of fiscal 2003. Interest and other income, net decreased $4.6 million to $8.1 million for the six months ended January 24, 2004 compared to $12.7 million for the same period in fiscal 2003. The decrease for the three and six months ended January 24, 2004 was due to a combination of lower interest rates and lower invested cash balances during these periods.

Provision for Income Taxes

We did not provide for income taxes for the three and six months ended January 24, 2004, or for the same periods in fiscal 2003, due to our cumulative taxable losses in recent years and the net losses incurred during each period. We did not record any tax benefits relating to these losses due to the uncertainty surrounding the realization of these future tax benefits.

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $977.9 million at January 24, 2004. Included in this amount were cash and cash equivalents of $301.6 million, compared to $250.6 million at July 31, 2003. The increase in cash and cash equivalents for the six months ended January 24, 2004 was due to cash provided by investing activities of $66.3 million and cash provided by financing activities of $4.1 million offset by cash used in operating activities of $19.3 million.

Cash provided by investing activities of $66.3 million consisted primarily of net maturities of investments of $68.6 million. Cash provided by financing activities of $4.1 million consisted primarily of proceeds from employee stock plan activity. Cash used in operating activities of $19.3 million consisted of the net loss for the period of $25.2 million, adjusted for net non-cash charges totaling $9.4 million and changes to working capital totaling $3.5 million. The most significant changes to working capital were a decrease in accrued restructuring costs of $3.5 million, an increase in inventories of $5.6 million and a decrease in accounts receivable of $6.8 million. Non-cash charges include depreciation and amortization, provision for doubtful accounts and stock-based compensation.

Currently, our primary source of liquidity comes from our cash and cash equivalents and investments, which totaled $977.9 million at January 24, 2004. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities at the date of acquisition ranging from 90 days to three years. At January 24, 2004, $331.4 million of investments with maturities of less than one year were classified as short-term investments, and $344.9 million of investments with maturities of greater than one year were classified as long-term investments. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and investments will continue to be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At January 24, 2004, more than 90% of our accounts receivable balance was attributable to three international customers. As of January 24, 2004, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. We currently intend to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures over the next few years using our existing cash, cash equivalents and investments.

Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. We will continue to consider appropriate action with respect to our cash position in light of the present and anticipated business needs as well as providing a means by which our shareholders may realize value in connection with their investment.

Off-Balance Sheet Arrangements

At January 24, 2004, our off-balance sheet arrangements, which consist entirely of contractual commitments for operating leases and inventory purchase commitments, were as follows (in thousands):

Fiscal Year:	Operating Leases	Inventory Purchase Commitments
2004 (remainder of year)	$4,478	$2,052
2005	5,078	—
2006	6,881	—
2007	2,848	—

Total future contractual commitments	$19,285	$2,052

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

Over the last three years, our revenue has declined and we have incurred significant operating losses. Our net losses for fiscal 2003 and 2002 were $55.1 million and $379.7 million, respectively. For the first six months of fiscal 2004, our net loss was $25.2 million. Throughout the telecommunications industry downturn, we have maintained a significant cost structure, particularly within the research and development, sales and customer service organizations. We believe this cost structure is necessary to develop, market and sell our products to current and prospective customers. As a result of the adverse market conditions and our decision to maintain a significant cost structure, we have incurred a cumulative net loss of $761.4 million at January 24, 2004. We anticipate that our cost of revenue, gross profit and operating results will continue to be adversely affected by adverse market conditions and our decision to maintain our significant cost structure. We will need to generate significantly higher revenue over the current levels in order to achieve and maintain profitability. We cannot assure you that our revenue will increase or that we will generate sufficient revenue to achieve or sustain profitability.

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

We currently have a limited number of customers. For the second quarter of fiscal 2004, three international customers accounted for the majority of our revenue. During fiscal 2003, Vodafone, Louis Dreyfus Communications, and NTT Communications accounted for 43%, 22% and 14% of our revenue, respectively. None of our customers are contractually committed to purchase any minimum quantities of products from us and orders are generally cancelable prior to shipment. We expect that our revenue will continue to depend on sales of our products to a limited number of customers. While expanding our customer base is a key objective, at the present time, the number of potential customers for our products is limited. In addition, we believe that our industry may enter into a consolidation phase which would further reduce the number of potential customers, slow purchases and delay optical switching deployment decisions.

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

In addition, in order to increase sales, we are focused on establishing successful relationships with a variety of distribution partners, including systems integrators. We have entered into agreements with several distribution partners, some of which also sell products that compete with our products. We cannot be certain that we will be able to retain or attract distribution partners on a timely basis or at all, or that the distribution partners will devote adequate resources to selling our products. In addition, the prospective customers for our products include systems integrators targeting governments and, to a limited extent, large enterprise customers, all of which we have limited experience in selling our products to. There can be no assurance that we will be successful in increasing our sales to distribution partners. If we are unable to increase sales to distribution partners, our business, financial condition and results of operations could be materially adversely affected.

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

These tactics may be effective in a highly concentrated customer base like ours. Our customers are under increasing pressure to deliver their services at the lowest possible cost. As a result, the price of an optical networking system may become an important factor in customer decisions. In certain cases, our larger competitors have more product lines that allow them the flexibility to price their products aggressively and absorb the optical switching overhead expenses across their entire business. If we are unable to offset any reductions in the average selling price of our products by a reduction in the cost of our products, our gross margins will be adversely impacted.

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

Our strategy to pursue strategic opportunities may not be successful.

We may, as part of our business strategy, pursue strategic alliances with larger networking companies, acquisitions of companies with complementary technologies or of companies that participate in adjacent market segments or other business combinations or transactions. Any such strategic option would be subject to inherent risk and we cannot guarantee that we will be able to identify the appropriate opportunities, successfully negotiate economically beneficial terms, successfully integrate any acquired business, retain key employees or achieve the anticipated synergies of the strategic transaction. Additionally, we may issue additional shares in connection with a strategic transaction that could dilute the holdings of existing common stockholders or we may utilize cash in such a strategic transaction. In implementing our strategy, we may enter markets in which we have little or no prior experience and there can be no assurance that we will be successful.

Further, we may consider appropriate action with respect to our cash position in light of present and anticipated business needs as well as the possibility of providing a means by which shareholders may realize value in connection with their investment in our common stock.

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

International sales represented 91% of total revenue in fiscal 2003, and 99% of total revenue in the first six months of fiscal 2004, and we expect that international sales may continue to represent a significant portion of our revenue. We are subject to foreign exchange translation risk to the extent that our revenues are denominated in currencies other than the U.S. dollar. Doing business internationally requires significant management attention and financial resources to successfully develop direct and indirect sales channels and to support customers in international markets. While international sales currently represent a high percentage of total revenue, these sales are concentrated within a relatively small number of customers. We may not be able to maintain or expand international market demand for our products.

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

We face certain litigation risks.

We are a party to lawsuits and claims in the normal course of our business. However, there can be no assurance that the ultimate resolution of such claims will not exceed the amounts accrued for such claims, if any. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Part II, Item 1 - “Legal Proceedings”.

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

As part of our ongoing business strategy, we consider acquisitions, strategic investments and business combinations including those in complementary companies, products or technologies, or in adjacent market segments and otherwise. We may consider acquisitions of other companies to broaden our product portfolio and gain access to incumbent service providers or otherwise enhance our business opportunities. In the event of an acquisition, we could:

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

As of January 24, 2004, we have made strategic investments in privately held companies totaling approximately $26.0 million, and we may decide to make additional investments in the future. In fiscal 2002, we recorded impairment losses of $24.8 million relating to these investments. These types of investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in certain or all of these companies.

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

At January 24, 2004, options to purchase a total of 28.8 million shares of our common stock were outstanding. While these options are subject to vesting schedules, a number of the shares underlying these options are freely tradable. Sales of a substantial number of shares of our common stock could cause our stock price to fall or increase the volatility of our stock price. In addition, sales of shares by our stockholders could impair our ability to raise capital through the sale of additional stock.

Your ability to influence key transactions, including changes of control, may be limited by significant insider ownership, provisions of our charter documents and provisions of Delaware law.

As of January 24, 2004, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 36% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at January 24, 2004, the fair value of the portfolio would decline by approximately $0.9 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business has become increasingly global, with international revenue representing 91% of total revenue in fiscal 2003, and 99% of revenue in the first six months of fiscal 2004. We expect that international sales may continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our financial results, although to date the impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The action against the Company is being coordinated with approximately three hundred other nearly identical actions filed against other companies. The actions seek damages in an unspecified amount. On October 9, 2002, the court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. The Company has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a proposed settlement between the Company and the plaintiff class. Among other provisions, the settlement contemplated by the MOU provides for a release of the Company and the individual defendants with respect to claims related to the conduct alleged in the action to be wrongful. Pursuant to the settlement contemplated by the MOU, the Company would agree to undertake certain responsibilities, including agreeing to assign to the plaintiffs, and not otherwise assert or release, certain potential claims the Company may have against its underwriters. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the Court. The Company is unable to determine whether or when a settlement will occur or be finalized. In the event that a settlement is not finalized, the Company is not currently able to estimate the possibility of loss or range of loss, if any, relating to these claims. Due to the large number of nearly identical actions, the Court has ordered the parties to select up to twenty “test” cases. To date, along with six other cases, the Company’s case has been selected as one such test case. As a result, among other things, the Company will be subject to discovery obligations and expenses in the litigation, whereas non-test case issuer defendants will not be subject to such obligations.

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

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

(a) List of Exhibits

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (2)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

*10.1	Reseller agreement dated January 6, 2004 between Sprint and Sycamore Networks, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).

(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).

(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.

*	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K: On November 12, 2003, the Company furnished a Current Report on Form 8-K under Item 12 containing the press release relating to its first quarter fiscal 2004 results. On December 31, 2003, the Company furnished a Current Report on Form 8-K under Item 5 containing the Defense Information Systems Agency (DISA) issued press release.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sycamore Networks, Inc.

/s/ Frances M. Jewels
Frances M. Jewels
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: February 12, 2004

EXHIBIT INDEX

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (2)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

*10.1	Reseller agreement dated January 6, 2004 between Sprint and Sycamore Networks, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).

(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).

(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.

*	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.