Form 10-Q/A
period 2004-01-24
SYCAMORE NETWORKS INC
filed 2004-02-23
CIK 1092367

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

Sycamore Networks, Inc.

Introductory Note:

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Sycamore Networks, Inc. for the quarterly period ending January 24, 2004 is being filed by the Registrant solely for the purpose of adding the following information regarding the Submission of Matters to a Vote of Security Holders. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, the complete text of Item 4, as amended, is set forth herein. In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company is including certain currently dated certifications. The remainder of the Form 10-Q is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q and does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting held on December 18, 2003, the stockholders of the Company elected the following nominees, each to serve for a three-year term as a Class I Director and until their respective predecessors are elected and qualified:

Nominee	For	Withheld
Timothy A. Barrows	240,416,864	6,557,389
John W. Gerdelman	242,400,693	4,573,560

Gururaj Deshpande, Daniel E. Smith, Paul W. Chisholm and Paul J. Ferri also continued as directors of the Company after the annual meeting.

At the same annual meeting the stockholders of the Company ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending July 31, 2004 by the following vote:

For	Against	Abstention
244,295,852	2,589,693	88,708

Item 6.	Exhibits and Reports on Form 8-K

Exhibits:

(a)	List of Exhibits

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (2)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

*10.1	Reseller Agreement dated January 6, 2004 between Sprint and Sycamore Networks, Inc. (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).

(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).

(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.

(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 24, 2004 filed with the Securities and Exchange Commission on February 12, 2004.

*	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

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

Sycamore Networks, Inc.

/s/ FRANCES M. JEWELS
Frances M. Jewels Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer) Dated: February 23, 2004

EXHIBIT INDEX

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (2)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

*10.1	Reseller Agreement dated January 6, 2004 between Sprint and Sycamore Networks, Inc. (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).

(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement File No. 333-30630).

(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.

(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 24, 2004 filed with the Securities and Exchange Commission on February 12, 2004.

*	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.