Form 10-Q
period 2004-04-24
SYCAMORE NETWORKS INC
filed 2004-05-13
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 24, 2004

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

Yes ☒ No ☐.

The number of shares outstanding of the Registrant’s Common Stock as of April 30, 2004 was 273,173,031.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1.	Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	April 24, 2004	July 31, 2003
Assets
Current assets:
Cash and cash equivalents	$222,721	$250,595
Short-term investments	384,812	421,784
Accounts receivable, net of allowance for doubtful accounts of $4,132 and $4,184 at April 24, 2004 and July 31, 2003, respectively	14,264	10,769
Inventories	4,017	5,117
Prepaids and other current assets	3,752	3,680

Total current assets	629,566	691,945

Property and equipment, net	10,047	14,589
Long-term investments	358,095	323,204
Other assets	2,375	2,890

Total assets	$1,000,083	$1,032,628

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,288	$3,475
Accrued compensation	2,610	3,545
Accrued warranty	3,596	4,651
Accrued expenses	3,531	4,203
Accrued restructuring costs	14,299	19,086
Deferred revenue	6,238	2,677
Other current liabilities	3,163	2,476

Total current liabilities	35,725	40,113
Deferred revenue	672	—

Total liabilities	36,397	40,113

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 2,500,000 shares authorized; 273,163 and 272,099 shares issued at April 24, 2004 and July 31, 2003, respectively	273	272
Additional paid-in capital	1,738,265	1,733,476
Accumulated deficit	(771,941)	(736,192)
Deferred compensation	(2,418)	(6,822)
Treasury stock, at cost, 0 and 147 shares held at April 24, 2004 and July 31, 2003, respectively	—	(11)
Accumulated other comprehensive income (loss)	(493)	1,792

Total stockholders’ equity	963,686	992,515

Total liabilities and stockholders’ equity	$1,000,083	$1,032,628

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 24, 2004	April 26, 2003	April 24, 2004	April 26, 2003
Revenue:
Product	$11,355	$7,696	$21,184	$17,997
Service	3,363	2,905	8,850	9,367

Total revenue	14,718	10,601	30,034	27,364
Cost of revenue:
Product	7,649	6,071	13,409	16,786
Service	2,074	2,631	6,284	9,646
Stock-based compensation:
Product	77	170	233	508
Service	99	171	300	546

Total cost of revenue	9,899	9,043	20,226	27,486

Gross profit (loss)	4,819	1,558	9,808	(122)
Operating expenses:
Research and development	11,257	12,679	34,306	40,038
Sales and marketing	4,896	4,884	13,652	14,896
General and administrative	1,642	1,852	5,092	5,261
Stock-based compensation:
Research and development	520	844	2,310	2,562
Sales and marketing	253	425	790	1,553
General and administrative	309	387	1,055	1,305
Restructuring charges and related asset impairments	—	(2,193)	—	(2,193)

Total operating expenses	18,877	18,878	57,205	63,422

Loss from operations	(14,058)	(17,320)	(47,397)	(63,544)
Interest and other income, net	3,485	5,426	11,648	18,171

Loss before income taxes	(10,573)	(11,894)	(35,749)	(45,373)
Provision for income taxes	—	—	—	—

Net loss	$(10,573)	$(11,894)	$(35,749)	$(45,373)

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.13)	$(0.17)
Weighted-average shares used in computing basic and diluted net loss per share	272,652	266,638	271,642	264,640

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	April 24, 2004	April 26, 2003
Cash flows from operating activities:
Net loss	$(35,749)	$(45,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,005	17,255
Stock-based compensation	4,688	6,474
Restructuring charges and related asset impairment	—	1,000
Provision for doubtful accounts	(52)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,443)	6,912
Inventories	1,100	6,012
Prepaids and other current assets	(72)	(1,120)
Deferred revenue	4,233	(990)
Accounts payable	(1,187)	(2,932)
Accrued expenses and other current liabilities	(1,975)	(5,835)
Accrued restructuring costs	(4,787)	(23,262)

Net cash used in operating activities	(29,239)	(41,859)

Cash flows from investing activities:
Purchases of property and equipment	(3,463)	(2,584)
Purchases of investments	(618,901)	(300,503)
Maturities of investments	618,697	403,406
Decrease in other assets	515	4,429

Net cash provided by (used in) investing activities	(3,152)	104,748

Cash flows from financing activities:
Proceeds from issuance of common stock	4,542	2,049
Purchase of treasury stock	(25)	(152)

Net cash provided by financing activities	4,517	1,897

Net increase (decrease) in cash and cash equivalents	(27,874)	64,786
Cash and cash equivalents, beginning of period	250,595	172,658

Cash and cash equivalents, end of period	$222,721	$237,444

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements

1. Description of Business

Sycamore Networks, Inc. (the “Company”) was incorporated in Delaware on February 17, 1998. The Company develops and markets optical networking products that are designed to enable telecommunications service providers to cost-effectively and easily transition their existing fiber optic network into an infrastructure that can provision, manage and deliver economic, high-bandwidth services to their customers.

2. Basis of Presentation

The accompanying financial data as of April 24, 2004 and for the three and nine months ended April 24, 2004 and April 26, 2003 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of April 24, 2004 and results of operations and cash flows for the periods ended April 24, 2004 and April 26, 2003 have been made. The results of operations and cash flows for the periods ended April 24, 2004 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

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

The Company is required under SFAS 123 to disclose pro forma information regarding the stock awards made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	April 24, 2004	April 26, 2003	April 24, 2004	April 26, 2003
Net loss:
As reported	$(10,573)	$(11,894)	$(35,749)	$(45,373)
Stock-based compensation expense included in reported net loss under APB 25	1,258	1,997	4,688	6,474
Stock-based compensation expense that would have been included in reported net loss if the fair value provisions of FAS 123 had been applied to all awards	(9,732)	(10,103)	(28,829)	(38,167)

Pro forma	$(19,047)	$(20,000)	$(59,890)	$(77,066)

Basic and diluted net loss per share:
As reported	$(0.04)	$(0.04)	$(0.13)	$(0.17)
Pro forma	$(0.07)	$(0.08)	$(0.22)	$(0.29)

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	April 24, 2004	April 26, 2003	April 24, 2004	April 26, 2003
Numerator:
Net loss	$(10,573)	$(11,894)	$(35,749)	$(45,373)

Denominator:
Weighted-average shares of common stock outstanding	273,103	271,518	272,598	271,489
Weighted-average shares subject to repurchase	(451)	(4,880)	(956)	(6,849)

Shares used in per-share calculation – basic and diluted	272,652	266,638	271,642	264,640

Net loss per share:
Basic and diluted	$(0.04)	$(0.04)	$(0.13)	$(0.17)

Options to purchase 28.3 million and 28.3 million shares of common stock, at respective average exercise prices of $7.45 and $7.86, have not been included in the computation of diluted net loss per share for the three and nine months ended April 24, 2004 and April 26, 2003, respectively, as their effect would have been anti-dilutive. Warrants to purchase 150,000 shares of common stock at an exercise price of $11.69 have not been included in the computation of diluted net loss per share for the three and nine months ended April 26, 2003, as their effect would have been anti-dilutive. These warrants expired unexercised during the fiscal year ended July 31, 2003.

5. Inventories

Inventories consisted of the following (in thousands):

	April 24, 2004	July 31, 2003
Raw materials	$106	$861
Work in process	570	498
Finished goods	3,341	3,758

Total	$4,017	$5,117

6. Comprehensive Loss

The components of comprehensive loss consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	April 24, 2004	April 26, 2003	April 24, 2004	April 26, 2003
Net loss	$(10,573)	$(11,894)	$(35,749)	$(45,373)
Unrealized loss on investments	(2,230)	(510)	(2,286)	(431)

Comprehensive loss	$(12,803)	$(12,404)	$(38,035)	$(45,804)

7. Restructuring Charges and Related Asset Impairments

In fiscal 2001, the telecommunications industry began a severe decline which has impacted equipment suppliers, including the Company. In response to the telecommunications industry downturn, the Company enacted three separate restructuring programs: the first in the third quarter of fiscal 2001 (the “fiscal 2001 restructuring”), the second in the first quarter of fiscal 2002 (the “first quarter fiscal 2002 restructuring”), and the third in the fourth quarter of fiscal 2002 (the “fourth quarter fiscal 2002 restructuring”). As part of the Company’s fourth quarter fiscal 2002 restructuring program, the Company discontinued the development of its standalone transport products and focused its business exclusively on optical switching products. During fiscal 2002, as a result of the combined activity under all of the restructuring programs, the Company recorded a total net charge of $241.5 million, which was classified in the statement of operations as follows: cost of revenue - $91.7 million, operating expenses - $125.0 million, and non-operating expenses - $24.8 million. The originally recorded restructuring charges were subsequently reduced by credits totaling $14.6 million (cost of revenue - $10.8 million and operating expenses - $3.8 million). During fiscal 2003, due to various changes in estimates relating to the prior restructuring programs, the Company recorded a credit of $0.5 million classified as cost of revenue, and a net credit of $4.4 million classified as operating expenses as described below.

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

As of April 24, 2004, the Company had $14.3 million in accrued restructuring costs, consisting primarily of $13.8 million of accrued liabilities for facility consolidations. Details regarding each of the restructuring programs are described below.

Fiscal 2001 Restructuring:

The fiscal 2001 restructuring program included a workforce reduction of 131 employees, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products and overlapping feature sets. The Company recorded restructuring charges and related asset impairments of $81.9 million classified as operating expenses and an excess inventory charge of $84.0 million relating to discontinued product lines, which was classified as cost of revenue. The restructuring charges included amounts accrued for potential legal matters, administrative expenses and professional fees associated with the restructuring programs, including employment termination related claims. The Company substantially completed the fiscal 2001 restructuring program during the first half of fiscal 2002. In the fourth quarter of fiscal 2002, the Company recorded a net $2.1 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted primarily of $4.7 million of additional facility consolidation charges due to less favorable sublease assumptions, offset by a $6.7 million reduction in the potential legal matters associated with the restructuring programs. During the third and fourth quarters of fiscal 2003, the Company recorded a net $1.3 million charge to operating expenses due to various changes in estimates. The changes in estimates consisted of $3.6 million of additional facility consolidation charges due to less favorable sublease assumptions, partially offset by a $2.3 million reduction in potential legal matters associated with the restructuring programs. As of April 24, 2004, the projected future cash payments of $10.5 million consist of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007, and potential legal matters associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the fiscal 2001 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-Cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2003	Payments	Accrual Balance at April 24, 2004
Workforce reduction	$4,174	$829	$3,203	$142	$—	$—	$—
Facility consolidations and certain other costs	24,437	1,214	9,675	658	12,890	2,356	10,534
Inventory and asset write-downs	137,285	84,972	52,313	—	—	—	—

Total	$165,896	$87,015	$65,191	$800	$12,890	$2,356	$10,534

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

The first quarter fiscal 2002 restructuring program was substantially completed during the fourth quarter of fiscal 2002. During the third and fourth quarters of fiscal 2002, the Company recorded credits totaling $10.8 million to cost of revenue due to changes in estimates, the majority of which related to favorable settlements with contract manufacturers for non-cancelable inventory purchase commitments. In addition, during the fourth quarter of fiscal 2002, the Company recorded a net $1.7 million credit to operating expenses relating to various changes in estimates. The changes in estimates consisted of a $1.7 million reduction in potential legal matters associated with the restructuring programs and the reversal of an accrued liability of $0.8 million for workforce reductions, partially offset by $0.9 million of additional facility consolidation charges. During the third and fourth quarters of fiscal 2003, the Company recorded a net $1.4 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted of a $2.2 million reduction in potential legal matters associated with the restructuring programs, partially offset by $0.8 million of additional facility consolidation charges due to less favorable sublease assumptions. In addition, the Company recorded a $1.0 million non-cash charge to operating expenses for the write-down of certain land and a $0.5 million credit to cost of revenue relating to a favorable settlement with a supplier. As of April 24, 2004, the projected future cash payments of $0.7 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2005 and potential legal matters associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the first quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2003	Payments	Accrual Balance at April 24, 2004
Workforce reduction	$7,106	$173	$6,106	$827	$—	$—	$—
Facility consolidations and certain other costs	17,181	8,572	4,505	2,284	1,820	1,113	707
Inventory and asset write-downs	155,451	102,540	42,107	10,804	—	—	—
Losses on investments	22,737	22,737	—	—	—	—	—

Total	$202,475	$134,022	$52,718	$13,915	$1,820	$1,113	$707

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

During the third and fourth quarters of fiscal 2003, the Company recorded a net $4.4 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted of a $4.1 million reduction in potential legal matters associated with the restructuring programs and a $0.8 million reduction in the costs associated with the workforce reduction, partially offset by $0.5 million of additional facility consolidation charges. In addition, the Company recorded a $0.9 million credit to operating expenses relating to proceeds received from the disposal of certain equipment. As of April 24, 2004, the projected future cash payments of $3.1 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2006 and potential legal matters and contractual commitments associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the fourth quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2003	Payments	Accrual Balance at April 24, 2004
Workforce reduction	$8,713	$814	$7,129	$770	$—	$—	$—
Facility consolidations and certain other costs	20,132	—	12,116	3,640	4,376	1,318	3,058
Asset write-downs	22,637	22,637	—	—	—	—	—
Losses on investments	2,108	2,108	—	—	—	—	—

Total	$53,590	$25,559	$19,245	$4,410	$4,376	$1,318	$3,058

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46, as amended by FIN 46R, provisions are required to be adopted by the Company in the third quarter of fiscal 2004. The adoption of FIN 46R did not have a material impact on the Company’s financial position or results of operations.

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

The action against the Company is being coordinated with approximately three hundred other nearly identical actions filed against other companies. The actions seek damages in an unspecified amount. On October 9, 2002, the court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. The Company has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a proposed settlement between the Company and the plaintiff class. Among other provisions, the settlement contemplated by the MOU provides for a release of the Company and the Individual Defendants with respect to claims related to the conduct alleged in the action to be wrongful. Pursuant to the settlement contemplated by the MOU, the Company would agree to undertake certain responsibilities, including agreeing to assign to the plaintiffs, and not otherwise assert or release, certain potential claims the Company may have against its underwriters. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the Court. The Company is unable to determine whether or when a settlement will occur or be finalized. In the event that a settlement is not finalized, the Company is not currently able to estimate the possibility of loss or range of loss, if any, relating to these claims. Due to the large number of nearly identical actions, the Court has ordered the parties to select up to twenty “test” cases. To date, along with eleven other cases, the Company’s case has been selected as one such test case. As a result, among other things, the Company will be subject to discovery obligations and expenses in the litigation, whereas non-test case issuer defendants will not be subject to such obligations.

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

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation assumed under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002 only for those items that require disclosure. As of April 24, 2004, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations and indemnifications for intellectual property infringement claims.

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

The following table summarizes the activity related to product warranty liability during the nine months ended April 24, 2004 (in thousands):

Balance at July 31, 2003	$4,651
Accruals for warranties during the period	424
Settlements	(446)
Adjustments related to preexisting warranties	(1,033)

Balance at April 24, 2004	$3,596

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, we wish to caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including, without limitation, those risks and uncertainties discussed under the heading “Factors That May Affect Future Results” contained in this Form 10-Q. The information discussed in this report should be read in conjunction with our Annual Report on Form 10-K and other reports we file from time to time with the Securities and Exchange Commission. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.

Executive Summary

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

In early 2001, the telecommunications industry began a severe decline which caused the failure of certain emerging service providers and significant financial difficulties for a number of incumbent service providers. Both our existing and prospective service provider customers responded by curtailing network build outs and reducing their overall capital expenditures. After several years of significantly lower capital spending, most service providers’ operating costs remain high while their revenue is growing slowly, if at all. We believe that these trends may drive industry consolidation in both the service provider and equipment supplier markets.

Our business has been significantly impacted by the decline in the telecommunications industry. Our revenue declined from a high of $374.7 million in fiscal 2001 to $38.3 million in fiscal 2003. In addition, we enacted three separate restructuring programs, which have reduced our current cost structure compared to historical levels and focused our business on optical switching products, network management software, and network design and planning tools. However, we continue to maintain a significant cost structure, particularly within the research and development, sales and customer support organizations. We believe this cost structure is necessary to develop, market and sell our products to current and prospective customers. Due to our decreased revenues, our restructuring programs and our decision to maintain a significant cost structure, we have incurred a third quarter net loss of $10.6 million and a cumulative net loss of $771.9 million at April 24, 2004. We expect that our continued significant cost structure will have an adverse impact on our cost of revenue, gross margins and operating results unless our revenues can be substantially increased.

As a result of this environment, Sycamore continues to face challenges as a focused optical switching vendor. These challenges include, but are not limited to the following:

•	We continue to compete against a number of larger more established incumbent telecom equipment suppliers, many of whom have long-standing relationships with our current and prospective customers.

•	More established incumbent competitors generally have more diverse product lines which allow them the flexibility to price their products more aggressively and absorb the large optical switching overhead expenses across their entire business.

•	In order to remain competitive, we continue to devote significant resources to research and development, sales and customer support, which may generate additional operating losses and consume cash.

To respond to these challenges, we continue to review potential options including, but not limited to, alliances with larger networking companies, acquisitions of companies with complementary technologies or of companies that participate in adjacent market segments and other such transactions. Additionally, we continue to consider appropriate actions with respect to our cash position in light of our present and anticipated business needs and the options available in which shareholders may realize value in connection with their investment in us.

We reported revenue of $14.7 million for the third quarter of fiscal 2004. This was an increase of 114.1 % from the second quarter of 2004 and a 38.8% increase from the third quarter of 2003. During the second quarter of fiscal 2004, the Defense Information Systems Agency (DISA) selected our products to serve as the optical digital cross connect platform for the Global Information Grid Bandwidth Expansion (GIG-BE) project. During the third quarter of fiscal 2004, through our distribution partner, DISA purchased certain evaluation equipment and began accepting shipments of our product. The GIG-BE project had a significant impact on third quarter revenue, totaling approximately $10.3 million. At this time, DISA is finalizing its project deployment plans and as a result the size of the project, the timing of any shipments and their impact on Sycamore is uncertain. Given our historical revenue levels any significant quarterly GIG-BE shipment may have a material impact on our revenue.

Our gross margin for the quarter was 32.7%. Our gross margins fluctuate from quarter to quarter based on the mix of customers, products sold, channels of distribution, shipment volume, overhead absorption, sales discounts, increases in material or labor costs, excess inventory and obsolescence charges, loss of cost savings due to changes in component pricing, the introduction of new products or entering new markets with different pricing and cost structures. Given the competitive environment, we expect that gross margins will continue to fluctuate quarterly.

Our total cash, cash equivalents and investments were $965.6 million at April 24, 2004. Included in this amount were cash and cash equivalents of $222.7 million. We intend to fund our operations, including fixed commitments under operating leases, and any required capital expenditures over the next few years using our existing cash, cash equivalents and investments. We believe that, based on our business plans and current conditions, our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for the next twelve months. We also believe that our current cash, cash equivalents and investments will enable us to pursue the strategic alternatives discussed above.

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

Revenue Recognition

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts. In the event that we become aware of deterioration in a particular customer’s financial condition, a review is performed to determine if additional provisions for doubtful accounts are required.

Warranty Obligations

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

Inventory Allowance

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

Restructuring Liabilities and Asset Impairments

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

We continuously monitor the judgments, assumptions and estimates relating to the restructuring programs and, if these judgments, assumptions and estimates change, we may be required to record additional charges or credits against the reserves previously recorded for these restructuring programs. For example, during the third and fourth quarters of fiscal 2003, we recorded a net credit totaling $4.4 million to operating expenses, due to various changes in estimates relating to all of our restructuring programs. These credits included decreases in the accruals for potential legal matters associated with the restructuring programs and workforce reduction costs, partially offset by increases in the accrual for additional facility consolidation charges due to less favorable sublease assumptions. While we have reduced the accrual for potential legal matters based on our current estimate, given the inherent uncertainties involved in such matters, it is reasonably possible that we may incur a loss in addition to the amount accrued. In addition, in the event that other contingencies associated with the restructuring programs occur, or the estimates associated with the restructuring programs are revised, we may be required to record additional charges or credits against the reserves previously recorded for the restructuring programs. As of April 24, 2004, we had $13.8 million accrued as part of our restructuring liability relating to facility consolidations, based on our best estimate of the available sublease rates and terms at the present time. In the event that we are unsuccessful in subleasing any of the restructured facilities, we could incur additional restructuring charges and cash outflows in future periods totaling $1.2 million, which represents our current estimate of the assumed sublease recoveries.

Results of Operations

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	April 24, 2004	April 26, 2003	Variance in Dollars	Variance in Percent	April 24, 2004	April 26, 2003	Variance in Dollars	Variance in Percent
Revenue
Product	$11,355	$7,696	$3,659	47.5%	$21,184	$17,997	$3,187	17.7%
Service	3,363	2,905	458	15.8%	8,850	9,367	(517)	(5.5%)

Total revenue	$14,718	$10,601	$4,117	38.8%	$30,034	$27,364	$2,670	9.8%

Product revenue increased for the three and nine months ended April 24, 2004 compared to the same periods ended April 26, 2003 primarily due to revenue generated from the GIG-BE project. Service revenue increased for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 primarily due to revenue from the GIG-BE project. Service revenue decreased for the nine months ended April 24, 2004 compared to the nine months ended April 26, 2003 primarily due to a lower level of maintenance services partially offset by a higher level of installation services associated with product deployments.

For the third quarter of fiscal 2004, the GIG-BE product revenue accounted for the majority of revenue and domestic revenue represented 70.1% of total revenue. For the third quarter of fiscal 2003, three international customers accounted for the majority of total revenue and international revenue represented more than 97% of total revenue. For the current fiscal year ending July 31, 2004, we anticipate that revenue will continue to be highly concentrated in a relatively small number of customers. GIG-BE deployments in any given quarter may cause shifts in the percentage mix of domestic and international revenue.

Gross profit (loss)

The following table presents gross profit (loss) for product and services, including non-cash stock-based compensation expense (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	April 24, 2004	April 26, 2003	April 24, 2004	April 26, 2003
Gross profit (loss):
Product	$3,630	$1,455	$7,542	$703
Service	1,189	103	2,266	(825)

Total	$4,819	$1,558	$9,808	$(122)

Gross profit (loss):
Product	32.0%	18.9%	35.6%	3.9%
Service	35.4%	3.5%	25.6%	(8.8%)
Total	32.7%	14.7%	32.7%	(0.4%)

Product gross profit

Product gross profit increased for the three and nine months ended April 24, 2004 compared to the same periods ended April 26, 2003 primarily as a result of the following factors: (i) the sale of partially amortized evaluation equipment which had a favorable impact on gross profit, (ii) the expiration of preexisting warranty obligations and (iii) decreased manufacturing costs.

We believe that product gross profit may fluctuate in the future due to changes in the mix of products sold, channels of distribution, shipment volume, overhead absorption, sales discounts, increases in material or labor costs, excess inventory and obsolescence charges, loss of cost savings due to changes in component pricing, the introduction of new products or entering new markets with different pricing and cost structures and pricing pressures resulting from intense competition for limited optical switching opportunities worldwide.

Service gross profit (loss)

Service gross profit increased for the three and nine months ended April 24, 2004 compared to the same periods ended April 26, 2003 due to a reduction in fixed support costs and lower personnel-related costs.

Service gross profit may be affected in future periods by various factors such as the change in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	April 24, 2004	April 26, 2003	Variance in Dollars	Variance in Percent	April 24, 2004	April 26, 2003	Variance in Dollars	Variance in Percent
Research and development	$11,257	$12,679	$(1,422)	(11.2)%	$34,306	$40,038	$(5,732)	(14.3)%
Sales and marketing	4,896	4,884	12	0.2%	13,652	14,896	(1,244)	(8.4)%
General and administrative	1,642	1,852	(210)	(11.3)%	5,092	5,261	(169)	(3.2)%
Stock-based compensation	1,082	1,656	(574)	(34.7)%	4,155	5,420	(1,265)	(23.3)%
Restructuring charges and related impairments	—	(2,193)	2,193	—	—	(2,193)	2,193	—

Total operating expenses	$18,877	$18,878	$(1)	—	$57,205	$63,422	$(6,217)	(9.8)%

Research and Development Expenses

Research and development expense decreased for the three and nine months ended April 24, 2004 compared to the same periods ended April 26, 2003. The decrease was primarily due to reduced costs for project materials, lower personnel-related expenses and reduced fixed overhead costs.

Sales and Marketing Expenses

Sales and marketing expense increased for the three months ended April 24, 2004 compared to the same period ended April 26, 2003. The increase was primarily due to higher commissions resulting from increased revenue from the GIG-BE project, and an increase in cost of demonstration equipment, partially offset by lower personnel-related expenses. The decrease in sales and marketing expense for the nine months ended April 24, 2004 compared to the same period ended April 26, 2003 was primarily due to lower personnel-related expenses.

General and Administrative Expenses

General and administrative expense decreased for the three and nine months ended April 24, 2004 compared to the same periods ended April 26, 2003. The decrease was primarily due to lower personnel-related expenses.

Stock-Based Compensation Expense

Stock-based compensation expense primarily resulted from the granting of stock options and restricted shares with exercise or sale prices that were deemed to be below fair market value. The decrease in stock based compensation expense for the three and nine months ended April 24, 2004 compared to the same periods ended April 26, 2003 was primarily due to headcount reductions from the third quarter of fiscal 2003 through the third quarter of fiscal 2004. Stock-based compensation expense is expected to impact our reported results of operations through the fourth quarter of fiscal 2005.

Restructuring Charges and Related Asset Impairments

In response to the telecommunications industry downturn, we enacted three separate restructuring programs through the fourth quarter of fiscal 2002 to reduce our costs. As a result of our restructuring programs we have incurred net charges totaling $402.4 million, comprised as follows: $175.1 million of net charges related to excess inventory, $202.5 million of net charges for restructuring and related asset impairments, and $24.8 million of losses on investments.

The net charges of $402.4 million, include a net $2.2 million credit to operating expenses recorded in the third quarter of fiscal 2003, due to various changes in estimates relating to its restructuring programs. The changes in estimates consisted primarily of a $6.4 million reduction in the estimated legal matters associated with the restructuring programs, a $0.9 million credit relating to proceeds received from the disposal of certain equipment and a $0.8 million reduction in the costs associated with a workforce reduction, partially offset by $4.9 million of additional facility consolidation charges and a $1.0 million charge for the write-down of certain land.

As of April 24, 2004, we had $14.3 million in accrued restructuring costs, consisting primarily of $13.8 million of accrued liabilities for facility consolidations that will be paid over the respective lease terms through 2007.

Interest and Other income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	April 24, 2004	April 26, 2003	Variance in Dollars	Variance in Percent	April 24, 2004	April 26, 2003	Variance in Dollars	Variance in Percent
Interest and other income, net	$3,485	$5,426	$(1,941)	(35.8)%	$11,648	$18,171	$(6,523)	(35.9)%

Interest and other income, net decreased for the three and nine months ended April 24, 2004 compared to the same periods ended April 26, 2003 due to a combination of lower interest rates and lower invested cash balances during these periods.

Provision for Income Taxes

We did not provide for income taxes for the three and nine months ended April 24, 2004, or for the same periods in fiscal 2003, due to our cumulative taxable losses in recent years and the net losses incurred during each period. We did not record any tax benefits relating to these losses due to the uncertainty surrounding the realization of these future tax benefits.

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $965.6 million at April 24, 2004. Included in this amount were cash and cash equivalents of $222.7 million, compared to $250.6 million at July 31, 2003. The decrease in cash and cash equivalents for the nine months ended April 24, 2004 was due to cash used in operating activities of $29.2 million and cash used in investing activities of $3.2 million, offset by cash provided by financing activities of $4.5 million.

Cash used in investing activities of $3.2 million consisted primarily of purchases of property and equipment of $3.5 million. Cash provided by financing activities of $4.5 million consisted primarily of proceeds from employee stock plan activity. Cash used in operating activities of $29.2 million consisted of the net loss for the period of $35.7 million, adjusted for net non-cash charges totaling $12.6 million and changes to working capital totaling $6.1 million. The most significant changes to working capital were a decrease in accrued restructuring costs of $4.8 million, an increase in deferred revenue of $4.2 million and an increase in accounts receivable of $3.4 million. Non-cash charges include depreciation and amortization, provision for doubtful accounts and stock-based compensation.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $965.6 million at April 24, 2004. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities at the date of acquisition ranging from 90 days to three years. At April 24, 2004, $384.8 million of investments with maturities of less than one year were classified as short-term investments, and $358.1 million of investments with maturities of greater than one year were classified as long-term investments. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and investments will continue to be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At April 24, 2004, our accounts receivable balance was attributable to 5 customers.

As of April 24, 2004, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future.

Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. Since 1999, we have funded and we expect to continue to fund our operations, including our fixed commitments under operating leases and any required capital expenditures over the next few years, using our existing cash, cash equivalents and investments as our primary source of liquidity.

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

Off-Balance Sheet Arrangements

At April 24, 2004, our off-balance sheet arrangements, which consist entirely of contractual commitments for operating leases and inventory purchase commitments, were as follows (in thousands):

Fiscal Year:	Operating Leases	Inventory Purchase Commitments
2004 (remainder of year)	$2,896	$8,115
2005	5,380	1,157
2006	7,080	—
2007	2,848	—

Total future contractual commitments	$18,204	$9,272

Payments made under operating leases will be treated as rent expense for the facilities currently being utilized, or as a reduction of the restructuring liability for payments relating to excess facilities. Payments made for inventory purchase commitments will initially be capitalized as inventory, and will then be recorded as cost of revenue as the inventory is sold or otherwise disposed of.

Factors that May Affect Future Results

Our business has been, and is likely to continue to be, adversely affected by unfavorable conditions in the telecommunications industry and the economy in general.

In early 2001, the telecommunications industry began a severe decline which caused the failure of certain emerging service providers and significant financial difficulties for a number of incumbent service providers. Both our existing and prospective service provider customers responded by curtailing network build outs and reducing their overall capital expenditures. After several years of significantly lower capital spending, most service providers’ operating costs remain high while their revenue is growing slowly, if at all. These trends may drive industry consolidation.

The industry decline and related reduction in service provider capital expenditures has resulted in a substantial reduction in the demand for our products and materially and adversely affected our revenue and operating results. We anticipate that our current and prospective customers will not increase their capital spending in the near future.

As a result, we anticipate that our cost of revenue, gross profit and operating results will continue to be adversely affected by these market conditions.

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

Our strategy to pursue strategic opportunities may not be successful.

We face challenges as a focused optical switching vendor. In order to address these challenges we may, as part of our business strategy, pursue strategic alliances with larger networking companies, acquisitions of companies with complementary technologies or of companies that participate in adjacent market segments and other such transactions. Any such strategic option would be subject to inherent risk and we cannot guarantee that we will be able to identify the appropriate opportunities, successfully negotiate economically beneficial terms, successfully integrate any acquired business, retain key employees or achieve the anticipated synergies of any strategic transaction. Additionally, we may issue additional shares in connection with a strategic transaction that could dilute the holdings of existing common stockholders or we may utilize cash in such a strategic transaction. In implementing our strategy, we may enter markets in which we have little or no prior experience and there can be no assurance that we will be successful.

Further, we may consider appropriate action with respect to our cash position in light of present and anticipated business needs as well as the possibility of providing a means by which shareholders may realize value in connection with their investment in our common stock.

We currently depend entirely on our line of intelligent optical networking products and our revenue depends upon their commercial success.

Our revenue depends on the commercial success of our line of intelligent optical networking products. Over the past three years, we have narrowed the scope of our product offerings, including discontinuing the development of our standalone transport products. Our research and development efforts focus exclusively on optical switching products and network management systems. We believe that continued investment in research and development is necessary in order to provide innovative solutions to our current and prospective customers. We cannot assure you that we will be successful in:

•	anticipating evolving customer requirements;

•	completing the development, introduction or production manufacturing of new products; or

•	enhancing our existing products.

If our current and prospective customers do not adopt our intelligent optical networking products, and do not purchase and successfully deploy our current and future products, our business, financial condition and results of operations could be materially adversely affected.

Current economic conditions makes forecasting difficult.

Current economic and market conditions have limited our ability to forecast the volume and product mix of our sales, making it difficult to provide estimates of revenue and operating results. We continue to have limited visibility into the capital spending plans of our current and prospective customers. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our planned expense levels depend in part on our expectations of long-term future revenue. Our planned expenses include significant investments in our research and development, sales and customer service organizations that we believe are necessary to support large established service providers, even though we are unsure of the volume, duration or timing of any purchase orders. As a result, it is difficult to forecast revenue and operating results. If our revenue and operating results are below the expectations of our investors and market analysts, it could cause a decline in the price of our common stock.

Our current strategy requires us to maintain a significant cost structure and our failure to increase our revenues would prevent us from achieving and maintaining profitability.

Our business has been significantly impacted by the decline in the telecommunications industry. Our revenue declined from a high of $374.7 million in fiscal 2001 to $38.3 million in fiscal 2003. In addition, we enacted three separate restructuring programs, which have reduced our current cost structure compared to historical levels and focused our business on optical switching products, network management software, and network design and planning tools. However, we continue to maintain a significant cost structure, particularly within the research and development, sales and customer support organizations. We believe this cost structure is necessary to develop, market and sell our products to current and prospective customers. Due to our decreased revenues, our restructuring programs and our decision to maintain a significant cost structure, we have incurred a third quarter net loss of $10.6 million and a cumulative net loss of $771.9 million at April 24, 2004. We expect that our continued significant investment in research and development and sales and customer support organizations will require us to generate significantly higher revenue over current levels in order to achieve and maintain profitability. As a result, we expect to continue to incur net losses. We cannot assure you that our revenue will increase or that we will generate sufficient revenue to achieve or sustain such profitability.

We face intense competition that could adversely affect our sales and profitability.

Competition in the optical networking market is intense. Competition is based upon a combination of price, functionality, network management, interoperability, installation, services, scalability, and incumbency. Large companies, such as Nortel Networks, Lucent Technologies, Alcatel and Ciena Corporation, have historically dominated this market. Many of our competitors have long operating histories and greater financial, sales, marketing and manufacturing resources. These competitors also have long standing existing relationships with our current and prospective customers. To a lesser extent, new competitors have entered the optical networking market using the latest available technology in order to compete with our products. Our competitors may forecast market developments more accurately and could develop new technologies that compete with our products or even render our products obsolete.

The decline in the telecommunications industry beginning in early 2001 has reduced product demand for our products and resulted in even greater competitive pressures. We expect to encounter aggressive tactics such as the following:

•	price discounting;

•	early announcements of competing products and other marketing efforts;

•	customer financing assistance;

•	complete solution sales from one single source;

•	marketing and advertising assistance; and

•	intellectual property disputes.

These tactics may be effective in a highly concentrated customer base like ours. Our customers are under increasing pressure to deliver their services at the lowest possible cost. As a result, the price of an optical networking system may become an important factor in customer decisions. In certain cases, our larger competitors have more product lines that allow them the flexibility to price their products aggressively and absorb the optical switching overhead expenses across their entire business. If we are unable to offset any reductions in the average selling price of our products by a reduction in the cost of our products, our gross margins will be adversely affected.

Further, we believe that our industry may enter into a consolidation phase. Over the past two to three years, the market valuations of many companies in our industry have declined significantly making them more attractive acquisition candidates. Furthermore, the weakened financial position of many companies in our industry may make them more receptive to being acquired. We believe that industry consolidation may result in stronger competitors that are better able to compete for customers. Industry consolidation may have an adverse impact on our business, operating results, and financial condition.

If we are unable to compete successfully against our current and future competitors, we could experience price reductions, order cancellations and reduced gross margins, any one of which could have a material adverse effect on our business, results of operations and financial condition.

Substantially all of our revenue is generated from a limited number of customers, and our success depends on increasing both direct sales and indirect sales through distribution channels to incumbent service providers and the federal government.

We currently have a limited number of customers. In recent quarters our revenue has been concentrated among a limited number of customers. None of our customers are contractually committed to purchase any minimum quantities of products from us and orders are generally cancelable prior to shipment. We expect that our revenue will continue to depend on sales of our products to a limited number of customers. While expanding our customer base is a key objective, at the present time, the number of potential customers for our products is limited. In addition, we believe that our industry may enter into a consolidation phase which would further reduce the number of potential customers, slow purchases and delay optical switching deployment decisions.

Our direct sales efforts primarily target incumbent service providers, many of which have made significant investments in traditional optical networking infrastructures. In addition we are establishing channel relationships with distribution partners including resellers, distributors and systems integrators for the sale of our products to the federal government and commercial customers. We have entered into agreements with several distribution partners, some of which also sell products that compete with our products. We cannot be certain that we will be able to retain or attract distribution partners on a timely basis or at all, or that the distribution partners will devote adequate resources to selling our products. Since we have only limited experience in developing and managing such channels, the extent we will be successful is uncertain. If we are unable to develop and manage new channels of distribution to sell our products to incumbent service providers and the federal government, or if our distribution partners are unable to convince incumbent service providers or the federal government to deploy our intelligent optical networking solutions, our business, financial condition and results of operations will be materially adversely affected.

We may not be successful in selling our products through newly established channels to the federal government.

We believe that in order to succeed, we must build a larger and more diverse customer base. Recently, we entered into a reseller agreement for the sale of our products to the federal government and our products were selected to serve as the optical cross connect platform for DISA’s GIG-BE project. Since we have only limited experience in developing and managing such channels, the extent we will be successful is uncertain. Sales to the federal government require compliance with on-going complex procurement rules and regulations with which we have little experience. We will not be able to succeed in the market for sale to the federal government and sell our products to federal government contractors if we cannot comply with these rules and regulations. The federal government is not contractually committed to purchase our products for the GIG-BE project, and there can be no assurance that it will purchase our products in the future. Our failure to sell products to the federal government, including for use in the GIG-BE project, would adversely affect our ability to achieve our planned levels of revenue, which would affect our profitability and results of operations.

Any acquisitions or strategic investments we make could disrupt our business and seriously harm our financial condition.

As part of our ongoing business strategy, we consider acquisitions, strategic investments and business combinations including those in complementary companies, products or technologies, or in adjacent market segments and otherwise. We may consider such acquisitions to broaden our product portfolio, gain access to a particular customer base or market, or to take immediate advantage of a strategic opportunity. In the event of an acquisition, we may:

•	issue stock that would dilute our current stockholders’ holdings;

•	consume cash, which would reduce the amount of cash available for other purposes;

•	incur debt or assume liabilities;

•	increase our ongoing operating expenses and level of fixed costs;

•	record goodwill and non-amortizable intangible assets subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs; or

•	become subject to litigation.

Our ability to achieve the benefits of any acquisition, will also involve numerous risks, including:

•	problems combining the purchased operations, technologies or products;

•	unanticipated costs or liabilities;

•	diversion of management’s attention from other business issues and opportunities;

•	adverse effects on existing business relationships with suppliers and customers;

•	problems entering markets in which we have no or limited prior experience; and

•	problems with integrating employees and potential loss of key employees.

We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future and any failure to do so could disrupt our business and seriously harm our financial condition.

The unpredictability of our quarterly results may adversely affect the trading price of our common stock.

In general, our revenue and operating results in any reporting period may fluctuate significantly due to a variety of factors including:

•	fluctuation in demand for our products;

•	the timing and size of sales of our products;

•	changes in customer requirements, including delays or order cancellations;

•	the introduction of new products by us or our competitors;

•	changes in the price or availability of components for our products;

•	the timing of recognizing revenue and deferred revenue;

•	readiness of customer sites for installation;

•	changes in our pricing policies or the pricing policies of our competitors;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	manufacturing and shipment delays and deferrals;

•	the timing and amount of employer payroll tax to be paid on employee gains on stock options exercised;

•	changes in accounting rules, such as any future requirement to record stock-based compensation expense for employee stock option grants made at fair market value; and

•	general economic conditions as well as those specific to the telecommunications and related industries.

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

Additionally, we believe that customers who make a decision to deploy our products will expand their networks slowly and deliberately. Potential new business opportunities for our products may be smaller than what we have experienced historically. Accordingly, in the event that customer order activity increased, we could receive purchase orders on an irregular and unpredictable basis. Because of the nature of our business, we cannot predict these sales and deployment cycles. The long sales cycles, as well as our expectation that customers may tend to place large orders sporadically with short lead times, may cause our revenue and results of operations to vary significantly and unexpectedly from quarter to quarter. As a result, our future operating results may be below our expectations or those of public market analysts and investors, and our revenue may decline or recover at a slower rate than anticipated by us or analysts and investors. In either event, the price of our common stock could decrease.

We utilize contract manufacturers and any disruption in these relationships may cause us to fail to meet the demands of our customers and damage our customer relationships.

We have limited internal manufacturing capabilities. We utilize contract manufacturers to manufacture our products in accordance with our specifications and to fill orders on a timely basis. We may not be able to manage our relationships with our contract manufacturers effectively, and our contract manufacturers may not meet our future requirements for timely delivery. Our contract manufacturers also build products for other companies, and we cannot be assured that they will have sufficient quantities of inventory available to fill our customer orders or that they will allocate their internal resources to fill these orders on a timely basis. In addition, our utilization of contract manufacturers limits our ability to control the manufacturing processes of our products, which exposes us to risks including the unpredictability of manufacturing yields and a reduced ability to control the quality of finished products. Unforecasted customer demand may increase the cost to build our products due to fees charged to expedite production and other related charges.

The contract manufacturing industry is a highly competitive, capital-intensive business with relatively low profit margins, in which acquisition activity is relatively common. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming, and could result in a significant interruption in the supply of our products. If we are required or choose to change contract manufacturers for any reason, our revenue, gross margins and customer relationships could be adversely affected.

We rely on single or limited sources for supply of certain components and our business may be seriously harmed if our supply of any of these components is disrupted.

We purchase several key components from single or limited sources. These key components include commercial digital signal processors, central processing units, field programmable gate arrays, switch fabric, and optical transceivers. We generally purchase our key components on a purchase order basis and have no long-term contracts for these components. In the event of a disruption in supply of key components, we may not be able to develop an alternate source in a timely manner or on favorable terms. Any such failure could impair our ability to deliver products to customers, which would adversely affect our revenue and operating results.

In addition, our reliance on key component suppliers exposes us to potential supplier production difficulties or quality variations. The loss of a source of supply for key components or a disruption in the supply chain could require us to incur additional costs to redesign our products that use those components.

During the past year, component suppliers have stabilized their production capacity to better match demand. If the demand for certain components increases beyond the component suppliers planned production capacity, there may be component shortages which increase procurement costs. In addition, increasing consolidation in the optical component industry could result in reduced competition and higher component prices. If any of these events occurred, our revenue and operating results could be adversely affected.

Our inability to anticipate inventory requirements may result in inventory charges or delays in product shipments.

During the normal course of business, we may provide demand forecasts to our contract manufacturers for up to six months prior to scheduled delivery of products to our customers. If we overestimate our product requirements, the contract manufacturers may assess cancellation penalties or we may have excess inventory which could negatively impact our gross margins. If we under estimate our product requirements, the contract manufacturers may have inadequate inventory that could interrupt manufacturing of our products and result in delays in shipment to our customers. We also could incur additional charges to manufacture our products to meet our customer deployment schedules.

Product performance problems could limit our current and future sales prospects.

If our products do not meet our customers’ performance requirements, our current and future prospects may be adversely affected. The design, development and deployment of our products often involve problems with software, components, manufacturing processes and interoperability with other network elements. If we are unable to identify and fix errors or other problems, or if our customers experience interruptions or delays that cannot be promptly resolved, we could experience:

•	loss of revenue or delay in revenue recognition or accounts receivable collection;

•	loss of customers and market share;

•	inability to attract new customers or achieve market acceptance;

•	diversion of development and other resources;

•	increased service, warranty and insurance costs; and

•	legal actions by our customers.

These factors may adversely impact our revenue, operating results and financial condition. In addition, our products are often critical to the performance of our customers network. Generally, we seek to limit liability in our customer agreements. If these contractual limitations are not enforceable or if we are exposed to product liability claims that are not covered by insurance, a successful claim could harm our business.

Our business is subject to risks from international operations.

International sales represented 91% of total revenue in fiscal 2003, and 65% of total revenue in the first nine months of fiscal 2004, and our customer base is primarily international. We are subject to foreign exchange translation risk to the extent that our revenue is denominated in currencies other than the U.S. dollar. Doing business internationally requires significant management attention and financial resources to successfully develop direct and indirect sales channels and to support customers in international markets. We may not be able to maintain or expand international market demand for our products.

In addition, international operations are subject to other inherent risks, including:

•	greater difficulty in accounts receivable collection and longer collection periods;

•	difficulties and costs of staffing and managing foreign operations in compliance with local laws and customs;

•	reliance on working with distribution partners for the resale of our products in certain markets and for certain types of product offerings, such as the integration of our products into third-party product offerings;

•	necessity to work with third parties in certain countries to perform installation and obtain customer acceptance, and the resulting impact on revenue recognition;

•	necessity to maintain staffing, or to work with third parties, to provide service and support in international locations;

•	the impact of slowdowns or recessions in economies outside the United States;

•	unexpected changes in regulatory requirements, including trade protection measures and import and licensing requirements;

•	certification requirements;

•	currency fluctuations;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences; and

•	political and economic instability, particularly in emerging markets.

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

We face certain litigation risks.

We are the defendant in a securities lawsuit and a party to other litigation and claims in the normal course of our business. Litigation is by its nature uncertain and there can be no assurance that the ultimate resolution of such claims will not exceed the amounts accrued for such claims, if any. Litigation can be expensive, lengthy, and disruptive to normal business operations. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain lawsuits in which we are involved, see Part II, Item 1—“Legal Proceedings”.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. In the course of our business, we may receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies in our products.

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

In addition, we license public domain software and proprietary technology from third parties for use in our existing products, as well as new product development and enhancements. We cannot be assured that such licenses will be available to us on commercially reasonable terms in the future, if at all. The inability to maintain or obtain any such license required for our current or future products and enhancements could require us to substitute technology of lower quality or performance standards or at greater cost, either of which could adversely impact the competitiveness of our products.

Any extension of credit to our customers may subject us to credit risks and limit the capital that we have available for other uses.

From time to time we have received requests for financing assistance from existing and prospective customers. In the near term, we expect these requests to continue. We believe the ability to offer financing assistance can be a competitive factor in obtaining business. In the past, we have provided extended payment terms on trade receivables to certain key customers to assist them with their network deployment plans. Such financing activities subject us to the credit risk of customers whom we finance. In addition, our ability to recognize revenue from financed sales will depend upon the relative financial condition of the specific customer, among other factors. We could experience losses due to customers failing to meet their financial obligations that could harm our business and materially adversely affect our operating results and financial condition.

Our stock price may continue to be volatile.

Historically, the market for technology stocks has been extremely volatile. Our common stock has experienced, and may continue to experience, substantial price volatility. The occurrence of any one or more of the factors noted above could cause the market price of our common stock to fluctuate significantly. In addition, the following factors could cause the market price of our common stock to fluctuate significantly:

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

As of April 24, 2004, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 36% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at April 24, 2004, the fair value of the portfolio would decline by approximately $1.1million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business has become increasingly global, with international revenue representing 91% of total revenue in fiscal 2003, and 65% of revenue in the first nine months of fiscal 2004. We expect that international sales may continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our financial results, although to date the impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls. Our management has concluded that our disclosure controls and procedures and internal controls provide reasonable assurance that the objectives of our control system are met. However, our management (including our chief executive officer and chief financial officer) does not expect that the disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within the company have been or will be detected.

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

The action against the Company is being coordinated with approximately three hundred other nearly identical actions filed against other companies. The actions seek damages in an unspecified amount. On October 9, 2002, the court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. The Company has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a proposed settlement between the Company and the plaintiff class. Among other provisions, the settlement contemplated by the MOU provides for a release of the Company and the Individual Defendants with respect to claims related to the conduct alleged in the action to be wrongful. Pursuant to the settlement contemplated by the MOU, the Company would agree to undertake certain responsibilities, including agreeing to assign to the plaintiffs, and not otherwise assert or release, certain potential claims the Company may have against its underwriters. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the Court. The Company is unable to determine whether or when a settlement will occur or be finalized. In the event that a settlement is not finalized, the Company is not currently able to estimate the possibility of loss or range of loss, if any, relating to these claims. Due to the large number of nearly identical actions, the Court has ordered the parties to select up to twenty “test” cases. To date, along with eleven other cases, the Company’s case has been selected as one such test case. As a result, among other things, the Company will be subject to discovery obligations and expenses in the litigation, whereas non-test case issuer defendants will not be subject to such obligations.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In the three months ended April 24, 2004, the Company purchased the following shares of common stock (in thousands, except per share data):

	Total shares purchased *	Average price paid per share
January 25, 2004 - February 21, 2004	17	$0.09
February 22, 2004 - March 20, 2004	1	0.00
March 21, 2004 - April 24, 2004	6	0.04

Total	24	$0.07

*	Purchased from departing employees pursuant to preexisting contractual rights.

The Company has not publicly announced programs to repurchase shares of common stock.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits:

(a)	List of Exhibits

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (2)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

* 10.2	Exhibit I dated February 25, 2004 to the Reseller Agreement dated January 6, 2004 between Sprint and Sycamore Networks, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).

(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).

(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.

*	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b)	Reports on Form 8-K: On February 10, 2004, the Company furnished a Current Report on Form 8-K under Item 12 containing the press release relating to its second quarter fiscal 2004 results.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sycamore Networks, Inc.

/s/ FRANCES M. JEWELS

Frances M. Jewels Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: May 13, 2004

EXHIBIT INDEX

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (2)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

*10.2	Exhibit I dated February 25, 2004 to the Reseller Agreement dated January 6, 2004 between Sprint and Sycamore Networks, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).

(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).

(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.

*	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.