Form 10-K
period 2004-07-31
SYCAMORE NETWORKS INC
filed 2004-08-23
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission File Number: 000-27273

SYCAMORE NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3410558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 Mill Road

Chelmsford, Massachusetts 01824

(Address of principal executive office)

(978) 250-2900

(Registrant’s telephone number, including area code)

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

As of July 31, 2004 there were 273,887,455 shares outstanding of the registrant’s common stock, $0.001 par value. As of January 23, 2004 the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $996,596,000.

DOCUMENTS INCORPORATED BY REFERENCE

PART III—Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 20, 2004 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) to this Form 10-K.

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

Overview

Sycamore develops and markets optical networking products for telecommunications service providers worldwide. Our current and prospective customers include domestic and international large, established telecommunications service providers (sometimes referred to as incumbent service providers), Internet service providers, non-traditional telecommunications service providers, newer start-up service providers (sometimes referred to as emerging service providers), systems integrators, governments and enterprise organizations with private fiber networks (collectively referred to as “service providers”). Our optical networking product portfolio includes fully integrated edge-to-core optical switching products, network management products and design and planning tools. We believe that our products enable service providers to cost effectively and easily transition their existing fiber optic network into a network infrastructure that can provision, manage and deliver economic, high-bandwidth services to their customers.

In early 2001, the telecommunications industry began a severe decline which had a significant impact on our business. The telecommunications industry decline and the continued spending constraints in the optical networking market caused a decrease in the demand for our products which had an adverse impact on our revenue and profitability. Total revenue for fiscal 2004 was $44.5 million, an increase of 16.4% compared to fiscal 2003. Total revenue for fiscal 2003 was $38.3 million, a decrease of 41.3% compared to fiscal 2002. Our net losses for fiscal 2004 and 2003 were $44.9 million and $55.1 million, respectively, and we have incurred a cumulative net loss of $781.1 million as of July 31, 2004.

In response to these market conditions, we enacted three separate restructuring programs through the fourth quarter of fiscal 2002, which have reduced our cost structure and focused our business on optical switching products, network management products and design and planning tools. As a result of our restructuring programs we have incurred net charges totaling $402.7 million, comprised as follows: $175.1 million of net charges related to excess inventory, $202.8 million of net charges for restructuring and related asset impairments, and $24.8 million of losses on investments, as described in detail in Note 10 to our consolidated financial statements.

Despite challenging market conditions throughout fiscal 2004, we continued to maintain a significant cost structure, particularly within the research and development, sales and customer service organizations which we believe is necessary to develop, market and sell our products to current and prospective customers. As a result of these investments we were able to advance our technology and secure new business. We recognize however, that our progress in fiscal 2004 did not produce significant improvement in our operating results.

Recent industry reports continue to be very cautious regarding the optical networking environment. More specifically, Sycamore’s target market, the optical switching segment, remains a very small percentage of the total market. Competition for these limited switching opportunities is intense. We expect that market conditions will continue to have an adverse impact on our cost of revenue, gross margins and operating results.

In light of our fiscal year 2004 operating results and recent industry reports, in order to maximize shareholder value, we are focusing on a review of the strategic and financial alternatives available to Sycamore including but not limited to: (i) alliances with or a sale to another entity, (ii) acquisitions of, or mergers or other combinations with companies with either complementary technologies or in adjacent market segments, (iii) remaining a stand-alone entity, and (iv) recapitalization alternatives including stock buybacks and cash dividends. We have engaged Morgan Stanley to assist us in the review of our strategic and financial alternatives. During the course of this review, we intend to follow our strategy and objective as a stand-alone provider of optical networking equipment.

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

In early 2001, access to capital decreased and in response service providers began curtailing their network build-outs. Within a short time period, service providers dramatically reduced their overall capital spending. Equipment vendors also ceased providing vendor financing, which further decreased available capital. As a result, there was a slowdown in service provider equipment purchases and a sharp decline in demand for networking equipment. During this time period, several service providers failed and a number of them sought bankruptcy protection. At the same time, however, some service providers looked to new optical products to help them more efficiently optimize and expand their networks to handle the increased traffic load while also managing their spending and expenses.

In addition, following September 11, 2001, for defense and homeland security purposes, government agencies have increased investments in advanced, high-speed networking and communications technology.

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

The Sycamore Solution

Sycamore’s optical switching solutions enable service providers to transition from inefficient, voice-centric networks to more efficient, data-optimized networks. We believe that our advanced hardware capabilities and software allow service providers to transform their existing network infrastructure into a more flexible network that enables them to cost effectively provision, manage, and deliver communications services to their customers. We believe that our fully integrated, edge-to-core optical switching products reduce service providers’ capital and operating costs, simplify network operations, and provide the foundation for a new generation of optical network services.

•	Improved network design. Using our expertise in optical technology, network management, data networking, and advanced hardware and software systems design, we develop innovative optical switching products that lower the costs of building and managing optical networks, and optimizes the network for the growing level of data traffic.

•	Improved utilization of network capacity. Our fully integrated optical switching products exchange real-time information about network traffic to enable better utilization of otherwise idle capacity, improve network efficiencies, and adapt more dynamically to data traffic patterns.

•	Cost-effective solution. Our products replace multiple traditional networking devices with a single, compact optical switching system which simplifies the network architecture. Our products are designed to reduce initial capital expenditures and ongoing operating costs and simplify the management of network services.

•	Rapid service delivery. Our optical switching products enable service providers to rapidly deliver high-speed services, simplify operational procedures and automate labor-intensive provisioning and network management processes. In some cases the time it takes service providers to deliver revenue-generating services to their customers is decreased from months to nearly real-time.

•	Easy network expansion. Our optical switching products enable service providers to easily and cost-effectively increase bandwidth when and where needed. In addition, the ability of our optical switches to communicate real-time information enables the network to quickly respond to rapid increases in data-oriented network traffic.

•	Creation of new services. Our products enable service providers to create new high-speed services and deliver such services more cost-effectively and efficiently. As a result, service providers can generate new sources of revenue and further differentiate their high-speed service offerings.

•	Compatible with existing network devices. We designed our standards-based products to be compatible with existing network devices, enabling service providers to protect their traditional network investments while easily and cost-effectively transitioning to a more flexible and efficient high-speed service infrastructure. In addition, we offer comprehensive network management, planning and administration software that communicates with existing network management systems through common standards.

•	Complete optical networking solution. Our optical switching product portfolio, along with our comprehensive management capabilities, is designed to enable service providers to extend the benefits of optical networking from the edge to the core of the network.

Sycamore’s Strategy

In light of our fiscal year 2004 operating results and industry reports, in order to maximize shareholder value, we are focusing on a review of the strategic and financial alternatives available to Sycamore including but not limited to: (i) alliances with or a sale to another entity; (ii) acquisitions of, or mergers or other combinations with companies with either complementary technologies or in adjacent market segments, (iii) remaining a stand-alone entity, and (iv) recapitalization alternatives including stock buybacks and cash dividends.

Throughout this review, we continue to pursue our strategy and objective to be a leading provider of optical networking products. We remain focused on balancing strategic investment in the business with our efforts to carefully manage operating costs and preserve our cash position. We continue to invest significant amounts in research and development in order to continue to deliver innovative optical networking solutions and to reduce the manufacturing costs of our products. We are also investing in our sales and customer service infrastructure, which we believe is necessary to expand and support our customer base. While we continue to invest in these areas of the business, we also continue to focus on cost management and cash preservation. Key elements of our strategy as a stand-alone entity include the following:

•	Expand our customer base. We intend to actively pursue additional new customers both domestically and internationally, while continuing to expand our relationships with existing customers. While the telecommunications industry decline has impacted our ability to significantly expand our customer base, we believe that data traffic growth will cause service providers to seek optical networking solutions that will optimize network capacity and transition their networks toward a more flexible and data-optimized infrastructure.

•	Expand strategic relationships including resellers. Our sales and marketing efforts focus primarily on strategic relationships, particularly with resellers, to expand our access to a broader set of customers around the world. We believe that such strategic relationships may address portions of the market, such as the government market, that we cannot reach with our own sales force without a significant investment of time and resources.

•	Target incumbent service providers. We will target sales to incumbent service providers. Since incumbent service providers have the largest fiber optic infrastructure, we believe that our optical networking solutions offer them the most cost-effective way to expand and operate their networks and offer new revenue-generating services.

•	Maintain research and development investment. We believe that continued investment in research and development is necessary in order to continue to provide innovative optical networking solutions that meet our current and prospective customers’ needs. In order to provide such products to our customers, we believe we must make significant and sustained investment in research and development. We believe that this investment in research and development is necessary even during periods when our revenue has declined as a result of the decreased demand for our optical network products.

•	Maintain sales and customer service investment. We believe that continued investment in sales and customer service is necessary in order to expand and support our customer base both domestically and internationally. We believe that ongoing sales and customer service is critical to successful long-term relationships with, and follow-on sales to, our current and prospective customers.

•	Manage costs and preserve cash. We believe that our cash position with no long-term debt differentiates us from our competition. While we continue to invest in strategic areas of the business, we also continue to focus on cost management and cash preservation.

•	Outsource manufacturing. We outsource the manufacturing of our products and purchase key components from third parties. Outsourcing enables us to reduce expenses and focus on our core competencies such as product development, sales and customer service.

•	Drive demand for new services. We work collaboratively with our customers to help them identify and create new services for their end-user customers. Our professional and customer service teams provide assistance in such areas as network planning, design and implementation to facilitate the introduction of these services. By helping our customers to create new services, we help generate additional revenue opportunities for our customers and enhance the value proposition of our products.

Sycamore’s Optical Networking Products

Sycamore’s optical networking product portfolio includes fully integrated edge-to-core optical switching products, network management products and design and planning tools.

Optical switching. Our family of optical switches, including the SN 16000 SC, the SN 16000 and the SN 3000, are designed to enable service providers to provision and manage network bandwidth more efficiently in the metropolitan, regional, and core segments of the optical network. The SN 16000 SC is a single chassis system that provides optimal traffic management for the metropolitan and regional segments of the network. The SN 16000 is a multi-chassis system that provides optimal traffic management at the core of the optical network. The SN 3000 provides optimal traffic management in metropolitan networks. Our optical switches combine multiple functions in a single, highly compact system and address different capacity requirements within various segments of the network. As a result, our optical switches enable service providers to lower costs, simplify network operations, optimize network capacity and transition their networks towards more flexible, efficient, and data-optimized infrastructures.

Network management. SILVX®, our optical network management system, provides end-to-end management of services across a service provider’s optical switch network. SILVX provides comprehensive network management, planning and administration tools that communicate with existing network management systems through common standards. SILVX simplifies network configuration, service provisioning and network management by automating many labor-intensive operational processes. The combination of SILVX and our sophisticated networking software allows the SN 3000, SN 16000 SC and SN 16000 to exchange real-time information about network traffic, thereby enabling service providers to quickly provision services and more efficiently manage network capacity. In addition, SILVX allows service providers to model a broad range of optical network architectures, forecast and plan for capacity expansion, and analyze network traffic.

Services. We offer complete engineering, furnishing, installation and testing services as well as comprehensive customer support from multiple locations worldwide.

Customers

Our current and prospective customers include domestic and international large, established telecommunications service providers, Internet service providers, non-traditional telecommunications service providers, newer start-up service providers, systems integrators, governments and enterprise organizations with private fiber networks. We expect that substantially all of our revenue will be generated from a limited number of customers. We currently have ten product revenue customers as of July 31, 2004.

During the year ended July 31, 2004, four customers, Sprint Government Systems Division (as a reseller to the federal government), Vodafone Group PLC, Neuf Telecom and NTT Communications, a subsidiary of Nippon Telephone and Telegraph Corporation accounted for 41%, 27%, 13% and 13% of our revenue, respectively. During the year ended July 31, 2003, three customers, Vodafone Group PLC, Neuf and NTT Communications accounted for 43%, 22% and 14% of our revenue, respectively. During the year ended July 31, 2002, two customers, Vodafone and NTT Communications, accounted for 45% and 20% of our revenue, respectively. International revenue was 59% of total revenue during the year ended July 31, 2004, compared to 91% of total revenue during the year ended July 31, 2003, and 87% of total revenue during the year ended July 31, 2002. See “Concentrations and Significant Customer Information” and “Segment Information” in Note 2 to our consolidated financial statements for additional details.

Our contracts with customers typically include the purchase of our hardware products, the right to use fees, the license of our SILVX network management system, and in some cases, maintenance and support services. These contracts include terms and arrangements that are customary and standard in our industry, such as payment, delivery and termination. We have experienced significant order cancellations and fluctuations in order backlog levels that have led us to conclude that we do not have a business history of firm backlog. None of our customers are contractually committed to purchase any minimum quantities of products from us and orders are generally cancelable prior to shipment. In addition, the federal government may terminate their contracts with any party at any time. As a result, we do not disclose our order backlog, since we believe that our order backlog at any particular date is not necessarily indicative of actual revenue for any future period.

Sales and Marketing

There are a limited number of current and prospective customers in each geographic market. Each service provider owns and operates a unique fiber optic network. The network complexity affects the integration of our optical networking products into their network. As a result, sales are made on a customer-by-customer basis and the sales cycle may extend beyond one year.

We sell our products worldwide through a direct sales force with a local presence in several locations around the world. In certain markets, we also have distribution partners, independent marketing representatives or independent sales consultants. We intend to further establish relationships with selected distribution and marketing partners to extend our reach to serve new markets.

The primary focus of our sales efforts is to develop strong relationships with resellers and incumbent service providers. Our sales and presales engineering organizations work collaboratively with both current and prospective customers to identify optical switching applications that create value in their network as well as create new services that they can offer to their customers. We also provide comprehensive post-sales customer support including network planning and deployment, technical assistance centers and logistics support. Our customer support organization leverages a network of highly qualified service partners to extend our reach and capabilities.

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

Our research and development expenditures were $45.7 million, $52.4 million and $109.7 million for the years ended July 31, 2004, 2003 and 2002, respectively. All of our expenditures for research and development, as well as stock-based compensation expense relating to research and development of $2.7 million, $3.0 million and $9.9 million, for the years ended July 31, 2004, 2003 and 2002, respectively, have been expensed as incurred. As of July 31, 2004, we had approximately 222 employees involved in research and development.

Competition

There are limited optical switching opportunities since our current and prospective customers have reduced their capital expenditures. Competition for these opportunities is intense. Based on the current level of spending by telecommunications service providers, we expect that competition will continue to be very intense.

Sycamore’s competition includes larger, more established vendors of network infrastructure equipment and optical networking equipment, such as Nortel Networks, Lucent Technologies, Alcatel, Cisco, Tellabs and Ciena Corporation. Many of our established competitors have longer operating histories and greater financial, technical, sales, marketing and manufacturing resources and are able to devote greater resources to the research and development of new products. In addition, these competitors generally have more diverse product lines which allow them the flexibility to price their products more aggressively and absorb the significant cost structure associated with optical switching research and development across their entire business. Many of our competitors also have more extensive customer bases and broader customer relationships than us, including relationships with our prospective customers. In addition, to a lesser extent, we see new entrants into the optical networking market with new products that compete with our products. In order to compete effectively in this market, we must deliver products that:

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

As of July 31, 2004, we had received 25 United States patents and had pending 47 United States patent applications. We had seven pending foreign patent applications. Of the United States patents that have been issued, the earliest any will expire is February 2019. As of July 31, 2004, we had eight allowed or registered United States trademarks and 17 allowed or registered foreign trademarks. All of the registered United States trademarks have a duration of ten years from the date of application, the earliest of which will expire in February 2011.

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

Throughout the downturn in the telecommunications industry and the continued spending constraints in the optical networking market, the optical component industry has been downsizing manufacturing capacity while consolidating product lines from earlier acquisitions. Several suppliers have exited the market for optical components, and others have announced reductions of their product offerings. These announcements, or similar decisions by other suppliers, could result in reduced competition and higher prices for the components we purchase. In addition, the loss of a source of supply for key components could require us to incur additional costs to redesign our products that use those components.

Employees

As of July 31, 2004, we employed approximately 353 persons of which 222 were primarily engaged in research and development, 36 in sales and marketing, 27 in customer service and support, 26 in manufacturing, and 42 in general and administration. None of our employees are currently represented by a collective bargaining unit. We believe our relations with our employees are good.

Executive Officers of the Registrant

Set forth below is information concerning our current executive officers and their ages as of August 15, 2004.

Name	Age	Position
Daniel E. Smith	54	President, Chief Executive Officer and Director
Frances M. Jewels	39	Chief Financial Officer, Vice President, Finance and Administration, Treasurer and Secretary
John E. Dowling	51	Vice President, Operations
Araldo Menegon	45	Vice President, Worldwide Sales and Support
Kevin J. Oye	46	Vice President, Systems and Technology

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

Araldo Menegon has served as our Vice President of Worldwide Sales and Support since August 2002. From April 2001 to June 2002, Mr. Menegon served as Senior Vice President of Worldwide Sales and Field Operations for Tenor Networks, a provider of networking equipment. From August 1999 to March 2001, Mr. Menegon served as Area Operations Director for Cisco Systems, Inc. From July 1997 to July 1999, Mr. Menegon served as Director of Service Provider Operations for Cisco Canada. Prior to joining Cisco in July 1996, Mr. Menegon spent 14 years with NCR and held several senior management positions, including an international assignment with NCR’s Pacific Group from January 1988 to February 1992.

Kevin J. Oye has served as our Vice President of Systems and Technology since November 2001. From October 1999 through October 2001, Mr. Oye served as our Vice President, Business Development. From March 1998 to October 1999, Mr. Oye served as Vice President, Strategy and Business Development at Lucent Technologies, Inc. and from September 1993 to March 1998, Mr. Oye served as the Director of Strategy, Business Development, and Architecture at Lucent Technologies, Inc. From June 1980 to September 1993, Mr. Oye held various positions with AT&T Bell Laboratories where he was responsible for advanced market planning as well as development and advanced technology management.

ITEM 2. PROPERTIES

We currently lease three facilities in Chelmsford, Massachusetts, containing approximately 305,000 square feet in the aggregate. In Wallingford, Connecticut, we currently lease one facility containing a total of approximately 30,000 square feet. These facilities consist of offices and engineering laboratories used for research and development, administration, sales and customer support, ancillary light manufacturing, storage and shipping activities. We also maintain smaller offices to provide sales and customer support at various domestic and international locations. These facilities are presently adequate and suitable for our needs, and we do not expect to require additional space during fiscal 2005. We own a parcel of undeveloped land, containing approximately 106 acres, in Tyngsborough, Massachusetts. This land was acquired for the purpose of developing a campus that would serve as our corporate headquarters, if we should require additional facilities over the next several years.

ITEM 3. LEGAL PROCEEDINGS

Beginning on July 2, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors (the “Individual Defendants”) and the underwriters for the Company’s initial public offering on October 21, 1999. Some of the complaints also include the underwriters for the Company’s follow-on offering on March 14, 2000. The complaints were consolidated into a single action and an amended complaint was filed on April 19, 2002. The amended complaint, which is the operative complaint, was filed on behalf of persons who purchased the Company’s common stock between October 21, 1999 and December 6, 2000. The amended complaint alleges violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the assertion that the Company’s lead underwriters, the Company and the other named defendants made material false and misleading statements in the Company’s Registration Statements and Prospectuses filed with the Securities and Exchange Commission, (“SEC”), in October 1999 and March 2000 because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the Company’s public offerings and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. The amended complaint alleges claims against the Company, several of the Company’s officers and directors and the underwriters under Sections 11 and 15 of the Securities Act. It also alleges claims against the Company, the Individual Defendants and the underwriters under Sections 10(b) and 20(a) of the Securities Exchange Act. The amended complaint seeks damages in an unspecified amount.

The action against the Company is being coordinated with approximately three hundred other nearly identical actions filed against other companies. The action seeks damages in an unspecified amount. On October 9, 2002, the court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately three hundred issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release, certain potential claims the Company may have against its underwriters. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The settlement agreement, which has not yet been executed, has been submitted to the Court for approval. Approval by the Court cannot be assured. The Company is unable to determine whether or when a settlement will occur or be finalized. In the event that a settlement is not finalized, the Company is not currently able to estimate the possibility of loss or range of loss, if any, relating to these claims. Due to the large number of nearly identical actions, the Court has ordered the parties to select up to twenty “test” cases. To date, along with eleven other cases, the Company’s case has been selected as one such test case. As a result, among other things, the Company will be subject to discovery obligations and expenses in the litigation, whereas non-test case issuer defendants will not be subject to such obligations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has been traded on the Nasdaq National Market under the symbol “SCMR” since October 22, 1999. The following table sets forth, for the periods indicated, the high and low closing sale prices as reported on the Nasdaq National Market for Sycamore common stock, as adjusted for all stock splits.

	High	Low
Fiscal year 2004:
Fourth Quarter ended July 31, 2004	$4.41	$3.49
Third Quarter ended April 24, 2004	5.81	3.91
Second Quarter ended January 24, 2004	6.29	4.36
First Quarter ended October 25, 2003	5.36	3.75

	High	Low
Fiscal year 2003:
Fourth Quarter ended July 31, 2003	$4.63	$3.12
Third Quarter ended April 26, 2003	3.25	2.90
Second Quarter ended January 25, 2003	3.46	2.48
First Quarter ended October 26, 2002	3.04	2.29

As of July 31, 2004, there were approximately 1,290 stockholders of record.

Dividend Policy

We have never paid or declared any cash dividends on our common stock or other securities. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business condition, results of strategic and financial review and such other factors as the board of directors may deem relevant.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In the three months ended July 31, 2004, the Company purchased the following shares of common stock (in thousands, except per share data):

	Total shares purchased *	Average price paid per share
April 25, 2004 – May 22, 2004	5	$0.09

May 23, 2004 – June 19, 2004	3	0.00

June 20, 2004 – July 31, 2004	1	0.00

Total	9	$0.06

*	Purchased from departing employees pursuant to preexisting contractual rights.

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

	As of July 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$44,547	$38,276	$65,174	$374,746	$198,137
Cost of revenue	29,108	35,104	152,704	317,796	106,419

Gross profit (loss)	15,439	3,172	(87,530)	56,950	91,718
Operating expenses:
Research and development	45,692	52,438	109,654	159,607	71,903
Sales and marketing	18,108	19,763	39,687	83,478	30,650
General and administrative	7,366	7,239	10,166	16,820	9,824
Stock-based compensation	5,075	6,627	22,812	62,092	19,634
Restructuring charges and related asset impairments	—	(4,447)	124,990	81,926	—
Acquisition costs	—	—	—	4,948	—

Total operating expenses	76,241	81,620	307,309	408,871	132,011

Loss from operations	(60,802)	(78,448)	(394,839)	(351,921)	(40,293)
Losses on investments	—	—	(24,845)	—	—
Interest and other income, net	15,890	23,342	40,027	85,299	41,706

Income (loss) before income taxes	(44,912)	(55,106)	(379,657)	(266,622)	1,413
Income tax expense	—	—	—	13,132	745

Net income (loss)	$(44,912)	$(55,106)	$(379,657)	$(279,754)	$668

Basic net income (loss) per share	$(0.17)	$(0.21)	$(1.49)	$(1.18)	$0.00
Diluted net income (loss) per share	$(0.17)	$(0.21)	$(1.49)	$(1.18)	$0.00
Shares used in per-share calculation—basic	272,123	265,702	254,663	237,753	166,075
Shares used in per-share calculation—diluted.	272,123	265,702	254,663	237,753	233,909

	As of July 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$961,325	$995,583	$1,043,545	$1,248,549	$1,517,103
Working capital	618,986	651,832	636,530	783,665	1,147,131
Total assets	990,918	1,032,628	1,118,575	1,551,321	1,697,915
Long term debt, less current portion	—	—	—	—	1,157
Total stockholders’ equity	$955,440	$992,515	$1,038,523	$1,387,860	$1,591,118

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the related notes thereto included elsewhere in this report. Except for the historical information contained herein, we wish to caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including, without limitation, those risks and uncertainties discussed under the heading “Factors That May Affect Future Results” contained in this Form 10-K and any other reports filed by us from time to time with the Securities and Exchange Commission. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may, “ “should,” “will,” and “would” or similar words.

Executive Summary

Sycamore develops and markets optical networking products for telecommunications service providers worldwide. Our current and prospective customers include domestic and international large, established telecommunications service providers (sometimes referred to as incumbent service providers), Internet service providers, non-traditional telecommunications service providers, newer start-up service providers (sometimes referred to as emerging service providers), systems integrators, governments and enterprise organizations with private fiber networks (collectively referred to as “service providers”). We believe that our products enable service providers to cost effectively and easily transition their existing fiber optic network into a network infrastructure that can provision, manage and deliver economic, high-bandwidth services to their customers.

Our business has been significantly impacted by the decline in the telecommunications industry which began in 2001. As a result of this decline, service providers decreased their capital spending resulting in a reduction in demand for our products. Since fiscal 2001, our revenue decreased by $330.2 million and we enacted three separate restructuring programs in order to reduce our cost structure and focus our business on the optical switching market. We incurred net restructuring charges of $402.7 million, comprised as follows: $175.1 million of net charges related to excess inventory, $202.8 million of net charges for restructuring and related asset impairments, and $24.8 million of losses on investments, as described in detail in Note 10 to our consolidated financial statements.

Total revenue for fiscal 2004 was $44.5 million, an increase of 16.4% compared to fiscal 2003. Total revenue for fiscal 2003 was $38.3 million, a decrease of 41.3% compared to fiscal 2002. Throughout the telecommunications industry decline, our revenue has varied significantly. As part of our strategy, however, we continue to maintain a significant cost structure, particularly within the research and development, sales and customer service organizations. We believe this cost structure is necessary to develop, market and sell our products to current and prospective customers. Due to our decreased revenues, our restructuring programs and our decision to maintain a significant cost structure, we have incurred a cumulative net loss of $781.1 million at July 31, 2004. While our fiscal 2004 operating results improved modestly over fiscal 2003, we expect that current market conditions will continue to have an adverse impact on our business. We anticipate that we will continue to generate operating losses and consume cash for at least the next several quarters, if not longer.

In particular, as service providers limit their capital spending, competition for optical switching opportunities is intense and continues to be dominated by large, incumbent equipment suppliers. We believe that large incumbent suppliers have numerous competitive advantages that include pricing leverage, established customer relationships, broad product portfolios and large service and support teams. In addition, industry reports continue to be very cautious regarding the optical networking environment. Sycamore’s target market, the optical switching segment, remains a very small percentage of the total market.

In light of our fiscal year 2004 operating results, recent industry reports and continuing challenges as a focused optical switching vendor, in order to maximize shareholder value, we are focusing on a review of the strategic and financial alternatives available to Sycamore including but not limited to: (i) alliances with or a sale to another entity; (ii) acquisitions of, or mergers or other combinations with companies with either complementary technologies or in adjacent market segments, (iii) remaining a stand-alone entity, and (iv) recapitalization alternatives including stock buybacks and cash dividends. We have engaged Morgan Stanley to assist us in the review of our strategic and financial alternatives. Changes, if any, implemented as a result of the strategic alternatives review could affect the basic nature of our Company. During the course of this review, we intend to follow our strategy and objective as a stand-alone provider of optical networking equipment.

Our total cash, cash equivalents and investments were $961.3 million at July 31, 2004. Included in this amount were cash and cash equivalents of $152.8 million. We intend to fund our operations, including fixed commitments under operating leases, and any required capital expenditures over the next few years using our existing cash, cash equivalents and investments. We believe that, based on our business plans and current conditions, our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for the next twelve months. We also believe that our current cash, cash equivalents and investments will enable us to pursue the strategic and financial alternatives discussed above.

As of July 31, 2004, Sycamore and its subsidiaries employed approximately 353 persons, which was a net reduction of 20 persons from the approximately 373 persons employed on July 31, 2003.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. The most significant revenue recognition judgments typically involve customer acceptance, whether collection is reasonably assured and multiple element arrangements. In instances where customer acceptance is specified, revenue is deferred until all acceptance criteria have been met. We determine collectibility based on creditworthiness of customer, analysis and customer’s payment history. Service revenue is recognized as the services are performed or ratably over the service period. Some of our transactions involve the sale of products and services under multiple element arrangements. While each individual transaction varies according to the terms of the purchase order or sales agreement, a typical multiple element arrangement may include some or all of the following components: product shipments, installation services, maintenance and training. The total sales price is allocated based on the relative fair value of each component, which generally is the price charged for each component when sold separately and recognized when revenue recognition criteria for each element is met.

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

We continuously monitor the judgments, assumptions and estimates relating to the restructuring programs and, if these judgments, assumptions and estimates change, we may be required to record additional charges or credits against the reserves previously recorded for these restructuring programs. For example, during the fourth quarter of fiscal 2004, we recorded a net charge of $0.3 million to operating expenses due to less favorable sublease assumptions. Additionally, during the third and fourth quarters of fiscal 2003, we recorded a net credit totaling $4.4 million to operating expenses, due to various changes in estimates relating to all of our restructuring programs. These credits included decreases in the accruals for potential legal matters associated with the restructuring programs and workforce reduction costs, partially offset by increases in the accrual for additional facility consolidation charges due to less favorable sublease assumptions. While we have reduced the accrual for potential legal matters based on our current estimate, given the inherent uncertainties involved in such matters, it is reasonably possible that we may incur a loss in addition to the amount accrued. In addition, in the event that other contingencies associated with the restructuring programs occur, or the estimates associated with the restructuring programs are revised, we may be required to record additional charges or credits against the reserves previously recorded for the restructuring programs. As of July 31, 2004, we had $11.5 million accrued as part of our restructuring liability relating to facility consolidations, based on our best estimate of the available sublease rates and terms at the present time. In the event that we are unsuccessful in subleasing any of the restructured facilities, we could incur additional restructuring charges and cash outflows in future periods totaling $0.9 million, which represents our current estimate of the assumed sublease recoveries.

Results of Operations

Fiscal Years ended July 31, 2004 and 2003

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2004	2003
Revenue
Product	$32,729	$26,166	$6,563	25.1%
Service	11,818	12,110	(292)	(2.4)%

Total revenue	$44,547	$38,276	$6,271	16.4%

Total revenue increased in fiscal 2004 compared to fiscal 2003. The increase was primarily due to a 25% increase in product revenue partially offset by a 2% decrease in service revenue.

During fiscal 2004, the Defense Information Systems Agency (DISA) selected our products to serve as the optical digital cross connect platform for the Global Information Grid Bandwidth Expansion (GIG-BE) project. During the third and fourth quarters of fiscal 2004, through our distribution partner, Sprint Government Systems Division, DISA purchased certain evaluation equipment and began accepting GIG-BE product shipments.

Product revenue increased in fiscal 2004 compared to fiscal 2003. The increase was primarily due to revenue generated from the GIG-BE project. Service revenue decreased slightly in fiscal 2004 compared to fiscal 2003. The decrease was primarily due to the expiration and non-renewal of certain maintenance contracts partially offset by a higher level of installation services associated with product deployments.

For fiscal 2004, GIG-BE accounted for 41% of revenue and three other customers accounted for 27%, 13% and 13% of revenue. Three customers accounted for 43%, 22% and 14% of revenue in fiscal 2003. International revenue represented 59% of revenue in fiscal 2004, compared to 91% of revenue in fiscal 2003. We expect future revenue to continue to be highly concentrated in a relatively small number of customers and that international revenue may continue to represent a significant percentage of future revenue. GIG-BE deployments in any given quarter may cause shifts in the percentage mix of domestic and international revenue. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially adversely affect our business, financial condition and results of operations.

Gross profit (loss)

The following table presents gross profit (loss) for product and services, including non-cash stock-based compensation expense (in thousands, except percentages):

	Year Ended July 31,
	2004	2003
Gross profit (loss):
Product	$12,159	$4,240
Service	3,280	(1,068)

Total	$15,439	$3,172

Gross profit (loss):
Product	37.2%	16.2%
Service	27.8%	(8.8)%
Total	34.7%	8.3%

Product gross profit

Product gross profit increased in fiscal 2004 compared to fiscal 2003. The increase was primarily the result of the following factors: (i) decreased manufacturing costs, (ii) the expiration of preexisting warranty obligations of approximately $2.1 million and (iii) the sale of evaluation equipment of $1.2 million which had a favorable impact on gross profit due to its lower carrying value. These favorable factors were partially offset by a sales concession of approximately $0.8 million which decreased gross margins. The fiscal 2003 product gross profit included a credit of $0.5 million relating to a change in estimate relating to the excess inventory charge recorded in fiscal 2002.

In the future, we believe that product gross profit may fluctuate due to pricing pressures resulting from intense competition for limited optical switching opportunities worldwide. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, shipment volume, overhead absorption, sales discounts, increases in material or labor costs, excess inventory and obsolescence charges, increases in component pricing, the introduction of new products or entering new markets with different pricing and cost structures.

Service gross profit (loss)

Service gross profit increased in fiscal 2004 compared to fiscal 2003. The increase was primarily due to reduced fixed support costs and lower personnel-related expenses. The service gross loss for fiscal 2003 includes costs associated with a further realignment within the customer support organization, including employee severance and related costs.

Service gross profit may be affected in future periods by various factors such as the change in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2004	2003
Research and development	$45,692	$52,438	$(6,746)	(12.9)%
Sales and marketing	18,108	19,763	(1,655)	(8.4)%
General and administrative	7,366	7,239	127	1.8%
Stock-based compensation	5,075	6,627	(1,552)	(23.4)%
Restructuring charges and related asset impairments	—	(4,447)	4,447	—

Total operating expenses	$76,241	$81,620	$(5,379)	(6.6)%

Research and Development Expenses

Research and development expenses decreased in fiscal 2004 compared to fiscal 2003. The decrease was primarily due to reduced fixed overhead costs and lower personnel-related expenses.

We believe that continued investment in research and development is necessary in order to continue to provide innovative optical networking solutions that meet our current and prospective customers’ needs. In order to provide such products to our customers, we believe we must make significant and sustained investment in research and development. We believe that this investment in research and development is necessary even during periods when our revenue has declined as a result of the decreased demand for our optical network products.

Sales and Marketing Expenses

Sales and marketing expenses decreased in fiscal 2004 compared to fiscal 2003. The decrease was primarily due to lower personnel-related expenses and reduced fixed overhead costs, partially offset by an increase in commissions and sales related programs.

General and Administrative Expenses

General and administrative expenses increased slightly in fiscal 2004 compared to fiscal 2003. The increase was primarily due to increased expenses relating to new regulatory requirements including certain provisions of the Sarbanes-Oxley Act, partially offset by lower personnel-related expenses.

Stock-Based Compensation Expense

Stock-based compensation expense primarily resulted from the granting of stock options and restricted shares with exercise or sale prices that were deemed to be below fair market value. Total stock-based compensation expense decreased in fiscal 2004 compared to fiscal 2003. The decrease was primarily due to lower headcount levels. We currently expect to continue to incur stock-based compensation expense through the fourth quarter of fiscal 2005.

Restructuring Charges and Related Asset Impairments

In response to the telecommunications industry downturn, we enacted three separate restructuring programs through the fourth quarter of fiscal 2002 to reduce our costs. As a result of our restructuring programs we have incurred net charges totaling $402.7 million, comprised as follows: $175.1 million of net charges related to excess inventory, $202.8 million of net charges for restructuring and related asset impairments, and $24.8 million of losses on investments.

The net charges of $402.7 million include a net $0.3 million charge to operating expenses in the fourth quarter of fiscal 2004 resulting from less favorable sublease assumptions and a net $4.4 million credit to operating expenses recorded in the third and fourth quarters of fiscal 2003, due to various changes in estimates relating to its restructuring programs. The changes in estimates consisted primarily of a $8.6 million reduction in the estimated legal matters associated with the restructuring programs, a $0.9 million credit relating to proceeds received from the disposal of certain equipment and a $0.8 million reduction in the costs associated with a workforce reduction, partially offset by $4.9 million of additional facility consolidation charges and a $1.0 million charge for the write-down of certain land. In addition, the Company recorded a $0.5 million credit to cost of revenue relating to a favorable settlement with a supplier.

As of July 31, 2004, we had $12.0 million in accrued restructuring costs, consisting primarily of accrued liabilities for facility consolidations.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2004	2003
Interest and other income, net	$15,890	$23,342	$(7,452)	(31.9)%

Interest and other income, net decreased for fiscal 2004 compared to fiscal 2003. The decrease was primarily due to a combination of lower interest rates and a lower invested cash balance during fiscal 2004.

Provision for Income Taxes

We did not provide for income taxes for fiscal 2004 or fiscal 2003 due to our cumulative taxable losses in recent years and the net losses incurred during each period. We did not record any tax benefits relating to these losses due to the uncertainty surrounding the realization of these future tax benefits.

Fiscal Years ended July 31, 2003 and 2002

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2003	2002
Revenue
Product	$26,166	$43,516	$(17,350)	(39.9)%
Service	12,110	21,658	(9,548)	(44.1)%

Total revenue	$38,276	$65,174	$(26,898)	(41.3)%

Total revenue decreased in fiscal 2003 compared to fiscal 2002. The decrease was primarily due to the decrease in demand for optical networking products worldwide.

Product and service revenue decreased in fiscal 2003 compared to fiscal 2002 primarily due to lower demand for our products resulting from the downturn in the telecommunications industry. Three customers accounted for 43%, 22% and 14% of revenue in fiscal 2003, whereas two customers accounted for 45% and 20% of revenue in fiscal 2002. International revenue represented 91% of revenue in fiscal 2003, compared to 87% of revenue in fiscal 2002.

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

Product gross profit (loss)

Product gross profit for fiscal 2003 and fiscal 2002 were adversely impacted by the decrease in product revenue without a proportionate decrease in cost of revenue. The fiscal 2003 product gross profit included a credit of $0.5 million relating to a change in estimate relating to the excess inventory charge recorded in fiscal 2002. The product gross loss for fiscal 2002 included an excess inventory net charge of $91.6 million for inventory write-downs and non-cancelable purchase commitments.

Service gross profit (loss)

Service gross loss for fiscal 2003 and fiscal 2002 were adversely impacted by the decrease in service revenue without a proportionate decrease in the costs associated with the service organization. The service gross loss for fiscal 2003 includes costs associated with a further realignment within the customer support organization, including employee severance and related costs.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2003	2002
Research and development	$52,438	$109,654	$(57,216)	(52.2)%
Sales and marketing	19,763	39,687	(19,924)	(50.2)%
General and administrative	7,239	10,166	(2,927)	(28.8)%
Stock-based compensation	6,627	22,812	(16,185)	(70.9)%
Restructuring charges and related asset impairments	(4,447)	124,990	(129,437)	(103.6)%

Total operating expenses	$81,620	$307,309	$(225,689)	(73.4)%

Research and Development Expenses

Research and development expenses decreased in fiscal 2003 compared to fiscal 2002. The decrease was primarily due to lower project material costs and lower personnel-related expenses due to our prior restructuring programs.

Sales and Marketing Expenses

Sales and marketing expenses decreased in fiscal 2003 compared to fiscal 2002. The decrease was primarily due to lower personnel-related expenses due to our prior restructuring programs.

General and Administrative Expenses

General and administrative expenses decreased in fiscal 2003 compared to fiscal 2002. The decrease was primarily due to lower personnel-related expenses due to our prior restructuring programs.

Stock-Based Compensation Expense

Stock-based compensation expense primarily resulted from the granting of stock options and restricted shares with exercise or sale prices that were deemed to be below fair market value. Stock-based compensation decreased in fiscal 2003 compared to fiscal 2002. The decrease was primarily due to stock-based compensation expense for restricted stock and stock options relating to the acquisition of Sirocco Systems, Inc., which were fully amortized in the fourth quarter of fiscal 2002. Stock-based compensation expense also declined as a result of personnel reductions from our prior restructuring programs.

Restructuring Charges and Related Asset Impairments

In fiscal 2001 the telecommunications industry began a severe decline which has impacted equipment suppliers, including Sycamore. In response to the telecommunications industry downturn, we enacted three separate restructuring programs: the first in the third quarter of fiscal 2001 (the “fiscal 2001 restructuring”), the second in the first quarter of fiscal 2002 (the “first quarter fiscal 2002 restructuring”), and the third in the fourth quarter of fiscal 2002 (the “fourth quarter fiscal 2002 restructuring”). As a part of our fourth quarter fiscal 2002 restructuring program, we discontinued the development of our standalone transport products and focused our business exclusively on optical switching products. During fiscal 2002, as a result of the combined activity under all of the restructuring programs, we recorded a total net charge of $241.5 million, which was classified in the statement of operations as follows: cost of revenue—$91.7 million, operating expenses—$125.0 million, and non-operating expense—$24.8 million. The originally recorded restructuring charges were subsequently reduced by credits totaling $14.6 million (cost of revenue—$10.8 million and operating expenses—$3.8 million). During fiscal 2003, due to various changes in estimates relating to the prior restructuring programs, we recorded a credit of $0.5 million classified as a cost of revenue, and a net credit of $4.4 million classified as operating expenses as described below:

During the third and fourth quarters of fiscal 2003, we recorded a net $4.4 million credit to operating expenses due to various changes in estimates relating to our restructuring programs. The changes in estimates consisted primarily of a $8.6 million reduction in the estimated legal matters associated with the restructuring programs, a $0.9 million credit relating to proceeds received from the disposal of certain equipment and a $0.8 million reduction in the costs associated with a workforce reduction, partially offset by $4.9 million of additional facility consolidation charges and a $1.0 million charge for the write-down of certain land. In addition during fiscal 2003, we recorded a $0.5 million credit to cost of revenue relating to a favorable settlement with a supplier. We have reduced the accrual for potential legal matters based on our current estimate as adjusted for events, given the inherent uncertainties involved in such matters, it is reasonably possible that we may incur a loss in addition to the amount accrued. In addition, in the event that other contingencies associated with the restructuring programs occur, or the estimates associated with the restructuring programs are revised, we may be required to record additional charges or credits against the reserves previously recorded for our restructuring programs.

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

First Quarter Fiscal 2002 Restructuring:

The first quarter of fiscal 2002 restructuring program included a workforce reduction of 239 employees, consolidation of excess facilities, and charges related to excess inventory and other asset impairments. As a result, we recorded restructuring charges and related asset impairments of $77.3 million classified as operating expenses and an excess inventory charge of $102.4 million classified as cost of revenue. In addition, we recorded charges totaling $22.7 million classified as a non-operating expense, relating to impairments of investments in non-publicly traded companies that were determined to be other than temporary. The restructuring charges included $7.1 million of costs relating to the workforce reduction, $11.2 million related to the write-down of certain land, lease terminations and non-cancelable lease costs and $6.0 million for potential legal matters, administrative expenses and professional fees associated with the restructuring programs, including employment termination related claims. The restructuring charges also included $102.4 million for inventory write-downs and non-cancelable purchase commitments for inventories due to a severe decline in the forecasted demand for our products and $53.1 million for asset impairments related to our vendor financing agreements and abandoned fixed assets. The first quarter fiscal 2002 restructuring program was substantially completed during the fourth quarter of fiscal 2002.

During the third and fourth quarters of fiscal 2002, we recorded credits totaling $10.8 million to cost of revenue due to changes in estimates, the majority of which related to favorable settlements with contract manufacturers for non-cancelable inventory purchase commitments. In addition, during the fourth quarter of fiscal 2002, we recorded a net $3.8 million credit to operating expenses relating to various changes in estimates. The changes in estimates consisted of a $8.4 million reduction in potential legal matters associated with the restructuring programs and the reversal of an accrued liability of $0.8 million for workforce reductions, partially offset by $5.6 million of additional facility consolidation charges. During the third and fourth quarters of fiscal 2003, we recorded a net $0.1 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted of a $4.5 million reduction in potential legal matters associated with the restructuring programs, partially offset by $4.4 million of additional facility consolidation charges due to less favorable sublease assumptions. In addition, we recorded a $1.0 million non-cash charge to operating expenses for the write-down of certain land and a $0.5 million credit to cost of revenue relating to a favorable settlement with a supplier.

As of July 31, 2003, the projected future cash payments of $14.7 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and potential legal matters associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the fiscal 2001 and first quarter fiscal 2002 restructuring programs, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Cash Payments	Adjustments	Accrual Balance at July 31, 2002	Payments	Adjustments	Accrual Balance at July 31, 2003
Workforce reduction	$11,280	$1,002	$9,309	$969	$—	$—	$—	$—
Facility consolidations and certain other costs	41,618	9,786	7,103	2,829	21,900	7,077	113	14,710
Inventory and asset write-downs	292,736	187,512	93,671	10,804	749	749	—	—
Losses on investments	22,737	22,737	—	—	—	—	—	—

Total	$368,371	$221,037	$110,083	$14,602	$22,649	$7,826	$113	$14,710

Fourth Quarter Fiscal 2002 Restructuring:

The fourth quarter fiscal 2002 restructuring program included a workforce reduction of 225 employees, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products. This included discontinuing the development of our standalone transport products, including the SN 8000 Optical Transport Node and the SN 10000 Optical Transport System. As a result, we recorded restructuring charges and related asset impairments of $51.5 million classified as operating expenses. In addition, we recorded a charge of $2.1 million, classified as a non-operating expense, relating to impairments of investments in non-publicly traded companies that were determined to be other than temporary. The restructuring charges included $8.7 million of costs relating to the workforce reduction, $5.6 million for lease terminations and non-cancelable lease costs and $14.5 million relating to potential legal matters, contractual commitments, administrative expenses and professional fees related to the restructuring programs, including employment termination related claims. The restructuring charges also included $22.6 million of costs relating to asset impairments, which primarily included fixed assets that were disposed of, or abandoned, due to the rationalization of our product offerings and the consolidation of excess facilities. The fourth quarter fiscal 2002 restructuring program was substantially completed during the first half of fiscal 2003.

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

The restructuring charges and related asset impairments recorded in the fourth quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Total Restructuring Charge	Non-cash Charges	Cash Payments	Accrual Balance at July 31, 2002	Payments	Adjustments	Accrual Balance at July 31, 2003
Workforce reduction	$8,713	$814	$2,059	$5,840	$5,070	$770	$—
Facility consolidations and certain other costs	20,132	—	454	19,678	11,662	3,640	4,376
Asset write-downs	22,637	22,637	—	—	—	—	—
Losses on investments	2,108	2,108	—	—	—	—	—

Total	$53,590	$25,559	$2,513	$25,518	$16,732	$4,410	$4,376

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2003	2002
Interest and other income, net	$23,342	$40,027	$(16,685)	(41.7)%

Interest and other income decreased in fiscal 2003 compared to fiscal 2002. The decrease was primarily attributable to lower interest rates and a lower invested cash balance during fiscal 2003.

Provision for Income Taxes

We did not provide for income taxes for fiscal 2003 or fiscal 2002 due to our cumulative taxable losses in recent years and the net losses incurred during each period. We did not record any tax benefits relating to these losses due to the uncertainty surrounding the realization of our deferred tax assets.

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $961.3 million at July 31, 2004. Included in this amount were cash and cash equivalents of $152.8 million, compared to $250.6 million at July 31, 2003. The decrease in cash and cash equivalents of $97.8 million was attributable to cash used in operating activities of $33.1 million and cash used in investing activities of $71.3 million, partially offset by cash provided by financing activities of $6.6 million.

Cash used in investing activities of $71.3 million consisted primarily of net purchases of investments of $68.1 million. Cash used in operating activities of $33.1 million consisted of the net loss for the period of $44.9 million, adjusted for net non-cash charges totaling $15.3 million and changes in working capital totaling $3.5 million. The most significant changes in working capital were a decrease in accrued restructuring costs of $7.1 million, a decrease in accrued expenses and other current liabilities of $5.2 million, partially offset by an increase in deferred revenue of $5.5 million and an increase in accounts payable of $2.1 million. Net non-cash charges included depreciation and amortization, provision for doubtful accounts and stock-based compensation. Cash provided by financing activities of $6.6 million consisted primarily of the proceeds received from employee stock plan activity.

Our primary source of liquidity comes from our cash and cash equivalents and investments, which totaled $961.3 million at July 31, 2004. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities at the date of acquisition ranging from 90 days to three years. At July 31, 2004, $482.3 million of investments with maturities of less than one year were classified as short-term investments, and $326.3 million of investments with maturities of greater than one year were classified as long-term investments. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and investments will continue to be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At July 31, 2004, more than 80% of our accounts receivable balance was attributable to two customers.

As of July 31, 2004, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future.

Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. We expect to continue to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures over the next few years, using our existing cash, cash equivalents and investments as our primary source of liquidity.

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

At July 31, 2004, our off-balance sheet arrangements, which consist entirely of contractual commitments for operating leases and inventory purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years
Operating Leases	$15,300	$5,372	$9,928	—
Inventory Purchase Commitments	7,251	7,251	—	—

Total	$22,551	$12,623	$9,928	—

Payments made under operating leases will be treated as rent expense for the facilities currently being utilized, or as a reduction of the restructuring liability for payments relating to excess facilities. Payments made for inventory purchase commitments will initially be capitalized as inventory, and will then be recorded as cost of revenue as the inventory is sold or otherwise disposed of.

Related Party Transactions

In July 2000, we made an investment of $2.2 million in Tejas Networks India Private Limited (“Tejas”). The Chairman of the Board of Sycamore also serves as the Chairman of the Board of Tejas. An executive officer of our Company also attends meetings of the board of directors of Tejas for the sole purpose of representing the Company’s business interests, if any. We have no obligation to provide any additional funding to Tejas. During the years ended July 31, 2004 and 2002, we did not engage in any material transactions with Tejas. During the year ended July 31, 2003, we recognized revenue of $0.2 million relating to transactions with Tejas.

FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR BUSINESS HAS BEEN, AND IS LIKELY TO CONTINUE TO BE, ADVERSELY AFFECTED BY UNFAVORABLE CONDITIONS IN THE TELECOMMUNICATIONS INDUSTRY AND THE ECONOMY IN GENERAL.

In early 2001, the telecommunications industry began a severe decline which has had a significant impact on our business. The industry decline and the continued spending constraints in the optical networking market have caused a decrease in the demand for our products which has had an adverse impact on our revenue and profitability.

We anticipate that our current and prospective customers will not increase their capital spending in the near future. As a result, we anticipate that our revenue, cost of revenue, gross profit and operating results will continue to be adversely affected by these market conditions.

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

OUR STRATEGY TO PURSUE STRATEGIC AND FINANCIAL ALTERNATIVES MAY NOT BE SUCCESSFUL.

We face numerous challenges as a focused optical switching vendor. In order to address these challenges we may, as part of our strategic alternatives review, pursue alternatives available to us, including but not limited to: (i) alliances with or a sale to another entity, (ii) acquisitions of, or mergers or other combinations with companies with either complementary technologies or in adjacent segments and (iii) remaining a stand-alone entity. Any decision regarding strategic alternatives would be subject to inherent risk, and we cannot guarantee that we will be able to identify the appropriate opportunities, successfully negotiate economically beneficial terms, successfully integrate any acquired business, retain key employees or achieve the anticipated synergies or benefits of the strategic alternative selected. Additionally, we may issue additional shares in connection with a strategic transaction that could dilute the holdings of existing common stockholders, or we may utilize cash in such a strategic transaction. In implementing our strategy, we may enter markets in which we have little or no prior experience and there can be no assurance that we will be successful.

Further, we may consider appropriate action with respect to our cash position in light of present and anticipated business needs including but not limited to stock buybacks and cash dividends. We have engaged Morgan Stanley to assist us in the review of strategic and financial alternatives for our Company. There can be no assurances that any transaction or other corporate action will result from our review of strategic and financial alternatives. Further, there can be no assurance concerning the type, form, structure, nature, results, timing or terms and conditions of any such potential action, even if such an action does result from this review.

WE CURRENTLY DEPEND ENTIRELY ON OUR LINE OF OPTICAL NETWORKING PRODUCTS AND OUR REVENUE DEPENDS UPON THEIR COMMERCIAL SUCCESS.

Our revenue depends on the commercial success of our line of optical networking products. Our research and development efforts focus exclusively on optical switching products. In order to remain competitive, we believe that continued investment in research and development is necessary in order to provide innovative solutions to our current and prospective customers. We cannot assure you that we will be successful in:

•	anticipating evolving customer requirements;

•	completing the development, introduction or production manufacturing of new products; or

•	enhancing our existing products.

If our current and prospective customers do not adopt our optical networking products and do not purchase and successfully deploy our current and future products, our business, financial condition and results of operations could be materially adversely affected.

CURRENT ECONOMIC CONDITIONS MAKES FORECASTING DIFFICULT.

Current economic and market conditions have limited our ability to forecast the volume and product mix of our sales, making it difficult to provide estimates of revenue and operating results. We continue to have limited visibility into the capital spending plans of our current and prospective customers. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our planned expense levels depend in part on our expectations of long-term future revenue. Our planned expenses include significant investments in our research and development, sales and customer service organizations that we believe are necessary to develop, market and sell our products to current and prospective customers, even though we are unsure of the volume, duration or timing of any purchase orders. As a result, it is difficult to forecast revenue and operating results. If our revenue and operating results are below the expectations of our investors and market analysts, it could cause a decline in the price of our common stock.

OUR CURRENT STRATEGY REQUIRES US TO MAINTAIN A SIGNIFICANT COST STRUCTURE AND OUR FAILURE TO INCREASE OUR REVENUES WOULD PREVENT US FROM ACHIEVING AND MAINTAINING PROFITABILITY.

Our business has been significantly impacted by the decline in the telecommunications industry. Since 2001, our revenue decreased by $330.2 million, and we enacted three separate restructuring programs which have reduced our cost structure and focused our business on the optical switching market. In order to remain competitive, we continue to maintain a significant cost structure, particularly within the research and development, sales and customer support organizations. We believe this cost structure is necessary to develop, market and sell our products to current and prospective customers. Due to our decreased revenues, our restructuring programs and our decision to maintain a significant cost structure, we have incurred a net loss for fiscal 2004 of $44.9 million and a cumulative net loss of $781.1 million at July 31, 2004. We expect that our decision to maintain a significant cost structure will require us to generate significantly higher revenue over current levels in order to achieve and maintain profitability. As a result, we expect to continue to incur net losses. We cannot assure you that our revenue will increase or that we will generate sufficient revenue to achieve or sustain such profitability.

WE FACE INTENSE COMPETITION THAT COULD ADVERSELY AFFECT OUR SALES AND PROFITABILITY.

As service providers limit their capital spending, competition for optical switching opportunities is intense and continues to be dominated by large, incumbent equipment suppliers. Competition is based upon a combination of price, established customer relationships, broad product portfolios, large service and support teams, functionality and scalability. Large companies, such as Nortel Networks, Lucent Technologies, Alcatel, Cisco, Tellabs and Ciena Corporation, have historically dominated this market. Many of our competitors have long operating histories and greater financial, technical, sales, marketing and manufacturing resources than we do and are able to devote greater resources to the research and development of new products. These competitors also have long standing existing relationships with our current and prospective customers. To a lesser extent, new competitors have entered the optical networking market using the latest available technology in order to compete with our products. Our competitors may forecast market developments more accurately and could develop new technologies that compete with our products or even render our products obsolete.

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

These tactics may be effective in a highly concentrated customer base like ours. Our customers are under increasing pressure to deliver their services at the lowest possible cost. As a result, the price of an optical networking system may become an important factor in customer decisions. In certain cases, our larger competitors have more diverse product lines that allow them the flexibility to price their products more aggressively and absorb the significant cost structure associated with optical switching research and development across their entire business. If we are unable to offset any reductions in the average selling price of our products by a reduction in the cost of our products, our gross margins will be adversely affected.

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

There are limited optical switching opportunities since our current and prospective customers have reduced their capital expenditures and competition for these opportunities is intense. In recent quarters our revenue has been concentrated among a limited number of customers. None of our customers are contractually committed to purchase any minimum quantities of products from us and orders are generally cancelable prior to shipment. We expect that our revenue will continue to depend on sales of our products to a limited number of customers. While expanding our customer base is a key objective, at the present time, the number of prospective customers for our products is limited. In addition, we believe that our industry may enter into a consolidation phase which would further reduce the number of prospective customers, slow purchases and delay optical switching deployment decisions.

Our direct sales efforts primarily target incumbent service providers, many of which have made significant investments in traditional optical networking infrastructures. In addition we are establishing channel relationships with distribution partners including resellers, distributors and systems integrators for the sale of our products to the federal government and commercial customers. We have entered into agreements with several distribution partners, some of which also sell products that compete with our products. We cannot be certain that we will be able to retain or attract distribution partners on a timely basis or at all, or that the distribution partners will devote adequate resources to selling our products. Since we have only limited experience in developing and managing such channels, the extent we will be successful is uncertain. If we are unable to develop and manage new channels of distribution to sell our products to incumbent service providers and the federal government, or if our distribution partners are unable to convince incumbent service providers or the federal government to deploy our optical networking solutions, our business, financial condition and results of operations will be materially adversely affected.

WE MAY NOT BE SUCCESSFUL IN SELLING OUR PRODUCTS THROUGH NEWLY ESTABLISHED CHANNELS TO THE FEDERAL GOVERNMENT.

We believe that in order to succeed, we must build a larger and more diverse customer base. Recently, we entered into a reseller agreement for the sale of our products to the federal government and our products were selected to serve as the optical digital cross connect platform for DISA’s GIG-BE project. Since we have only limited experience in developing and managing such channels, the extent we will be successful is uncertain. Sales to the federal government require compliance with on-going complex procurement rules and regulations with which we have little experience. We will not be able to succeed in the federal government market and sell our products to federal government contractors if we cannot comply with these rules and regulations. The federal government is not contractually committed to purchase our products for the GIG-BE project, and there can be no assurance that it will purchase our products in the future. Our failure to sell products to the federal government, including for use in the GIG-BE project, could adversely affect our ability to achieve our planned levels of revenue, which would affect our profitability and results of operations.

WE DEPEND ON A GOVERNMENT AGENCY, THROUGH OUR RESELLER, FOR A SIGNIFICANT AMOUNT OF OUR REVENUE AND THE LOSS OR DECLINE OF EXISTING OR FUTURE GOVERNMENT AGENCY FUNDING COULD ADVERSELY AFFECT OUR REVENUE AND CASH FLOWS.

For the year ended July 31, 2004, approximately 41% of our revenue was derived from a government agency through our reseller. This government agency (DISA) may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause the agency to terminate the projects, divert funds or delay implementation. The agency may terminate the contract at any time without cause. A significant reduction in funds available for the agency to purchase equipment would significantly reduce our revenue and cash flows. The significant reduction or delay in orders by the agency would also significantly reduce our revenue and cash flows. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the results of these audits or investigations are negative, our reputation could be damaged, contracts could be terminated or significant penalties could be assessed. If a contract is terminated for any reason, our ability to fully recover certain amounts may be impaired resulting in a material adverse impact on our financial condition and results of operations.

ANY ACQUISITIONS OR STRATEGIC INVESTMENTS WE MAKE COULD DISRUPT OUR BUSINESS AND SERIOUSLY HARM OUR FINANCIAL CONDITION.

As part of our ongoing business strategy, we consider acquisitions, strategic investments and business combinations including those in complementary companies, products or technologies, or in adjacent market segments and otherwise. We may consider such acquisitions to broaden our product portfolio, gain access to a particular customer base or market, or to take immediate advantage of a strategic opportunity. In the event of an acquisition, we may:

•	issue stock that would dilute our current stockholders’ holdings;

•	consume cash, which would reduce the amount of cash available for other purposes;

•	incur debt or assume liabilities;

•	increase our ongoing operating expenses and level of fixed costs;

•	record goodwill and non-amortizable intangible assets subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs; or

•	become subject to litigation.

Our ability to achieve the benefits of any acquisition, will also involve numerous risks, including:

•	problems combining the purchased operations, technologies or products;

•	unanticipated costs or liabilities;

•	diversion of management’s attention from other business issues and opportunities;

•	adverse effects on existing business relationships with suppliers and customers;

•	problems entering markets in which we have no or limited prior experience;

•	problems with integrating employees and potential loss of key employees; and

•	additional regulatory compliance issues.

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

Additionally, we believe that customers who make a decision to deploy our products will expand their networks slowly and deliberately. Potential new business opportunities for our products may be smaller than what we have experienced historically. In addition, we could receive purchase orders on an irregular and unpredictable basis. Because of the nature of our business, we cannot predict these sales and deployment cycles. The long sales cycles, as well as our expectation that customers may tend to place large orders sporadically with short lead times, may cause our revenue and results of operations to vary significantly and unexpectedly from quarter to quarter. As a result, our future operating results may be below our expectations or those of public market analysts and investors, and our revenue may decline or recover at a slower rate than anticipated by us or analysts and investors. In either event, the price of our common stock could decrease.

WE UTILIZE CONTRACT MANUFACTURERS AND ANY DISRUPTION IN THESE RELATIONSHIPS MAY CAUSE US TO FAIL TO MEET OUR CUSTOMER’S DEMANDS AND MAY DAMAGE OUR CUSTOMER RELATIONSHIPS.

We have limited internal manufacturing capabilities. We outsource the manufacturing of our products to contract manufacturers who manufacture our products in accordance with our specifications and fill orders on a timely basis. We may not be able to manage our relationships with our contract manufacturers effectively, and our contract manufacturers may not meet our future requirements for timely delivery. Our contract manufacturers also build products for other companies, and we cannot be assured that they will have sufficient quantities of inventory available to fill our customer orders or that they will allocate their internal resources to fill these orders on a timely basis. In addition, our utilization of contract manufacturers limits our ability to control the manufacturing processes of our products, which exposes us to risks including the unpredictability of manufacturing yields and a reduced ability to control the quality of finished products. Unforecasted customer demand may increase the cost to build our products due to fees charged to expedite production and other related charges.

The contract manufacturing industry is a highly competitive, capital-intensive business with relatively low profit margins, and acquisition activity is relatively common. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming, and could result in a significant interruption in the supply of our products. If we are required or choose to change contract manufacturers for any reason, our revenue, gross margins and customer relationships could be adversely affected.

WE RELY ON SINGLE OR LIMITED SOURCES FOR SUPPLY OF CERTAIN COMPONENTS AND OUR BUSINESS MAY BE SERIOUSLY HARMED IF OUR SUPPLY OF ANY OF THESE COMPONENTS IS DISRUPTED.

We purchase several key components from single or limited sources. These key components include commercial digital signal processors, central processing units, field programmable gate arrays, switch fabric, and optical transceivers. We generally purchase our key components on a purchase order basis and have no long-term contracts for these components. In the event of a disruption in supply of key components, we may not be able to develop an alternate source in a timely manner or on acceptable terms. Any such failure could impair our ability to deliver products to customers, which would adversely affect our revenue and operating results.

In addition, our reliance on key component suppliers exposes us to potential supplier production difficulties or quality variations. The loss of a source of supply for key components or a disruption in the supply chain could require us to incur additional costs to redesign our products that use those components.

During the past year, component suppliers have planned their production capacity to better match demand. If the demand for certain components increases beyond the component suppliers planned production capacity, there may be component shortages which may increase procurement costs. In addition, consolidation in the optical component industry could result in reduced competition for supply of key components and higher component prices. If any of these events occurred, our revenue and operating results could be adversely affected.

OUR INABILITY TO ANTICIPATE INVENTORY REQUIREMENTS MAY RESULT IN INVENTORY CHARGES OR DELAYS IN PRODUCT SHIPMENTS.

During the normal course of business, we may provide demand forecasts to our contract manufacturers for up to six months prior to scheduled delivery of products to our customers. If we overestimate our product requirements, the contract manufacturers may assess cancellation penalties or we may have excess inventory which could negatively impact our gross margins. If we underestimate our product requirements, the contract manufacturers may have inadequate inventory that could interrupt manufacturing of our products and result in delays in shipment to our customers. We also could incur additional charges to manufacture our products to meet our customer deployment schedules. If we over or underestimate our product requirements, our revenue and gross profit may be impacted.

PRODUCT PERFORMANCE PROBLEMS COULD LIMIT OUR SALES TO CURRENT AND PROSPECTIVE CUSTOMERS.

If our products do not meet our customers’ performance requirements, our relationships with current and prospective customers may be adversely affected. The design, development and deployment of our products often involve problems with software, components, manufacturing processes and interoperability with other network elements. If we are unable to identify and fix errors or other problems, or if our customers experience interruptions or delays that cannot be promptly resolved, we could experience:

•	loss of revenue or delay in revenue recognition or accounts receivable collection;

•	loss of customers and market share;

•	inability to attract new customers or achieve market acceptance;

•	diversion of development and other resources;

•	increased service, warranty and insurance costs; and

•	legal actions by our customers.

These factors may adversely impact our revenue, operating results and financial condition. In addition, our products are often critical to the performance of our customers’ network. Generally, we seek to limit liability in our customer agreements. If we are not successful in limiting our liability, or these contractual limitations are not enforceable or if we are exposed to product liability claims that are not covered by insurance, a successful claim could harm our business.

OUR BUSINESS IS SUBJECT TO RISKS FROM INTERNATIONAL OPERATIONS.

International sales represented 59% of total revenue in fiscal 2004, and 91% of total revenue in fiscal 2003, and we have a substantial international customer base. We are subject to foreign exchange translation risk to the extent that our revenue is denominated in currencies other than the U.S. dollar. Doing business internationally requires significant management attention and financial resources to successfully develop direct and indirect sales channels and to support customers in international markets. We may not be able to maintain or expand international market demand for our products.

In addition, international operations are subject to other inherent risks, including:

•	greater difficulty in accounts receivable collection and longer collection periods;

•	difficulties and costs of staffing and managing foreign operations in compliance with local laws and customs;

•	reliance on distribution partners for the resale of our products in certain markets and for certain types of product offerings, such as the integration of our products into third-party product offerings;

•	necessity to work with third parties in certain countries to perform installation and obtain customer acceptance, and the resulting impact on revenue recognition;

•	necessity to maintain staffing, or to work with third parties, to provide service and support in international locations;

•	the impact of slowdowns or recessions in economies outside the United States;

•	unexpected changes in regulatory requirements, including trade protection measures and import and licensing requirements;

•	certification requirements;

•	currency fluctuations;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences; and

•	political and economic instability, particularly in emerging markets.

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

WE FACE CERTAIN LITIGATION RISKS.

We are the defendant in a securities lawsuit and a party to other litigation and claims in the normal course of our business. Litigation is by its nature uncertain and there can be no assurance that the ultimate resolution of such claims will not exceed the amounts accrued for such claims, if any. Litigation can be expensive, lengthy, and disruptive to normal business operations. An unfavorable resolution of a legal matter could have a material adverse affect on our business, operating results, or financial condition. For additional information regarding certain lawsuits in which we are involved, see Part II, Item 1—“Legal Proceedings”.

OUR ABILITY TO COMPETE COULD BE JEOPARDIZED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our products, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be harmed. Litigation may be necessary to enforce our intellectual property rights. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse affect on our business, operating results and financial condition.

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

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE.

Historically, the market for technology stocks has been extremely volatile. Our common stock has experienced, and may continue to experience, substantial price volatility. The occurrence of any one or more of the factors noted above could cause the market price of our common stock to fluctuate significantly. In addition, the following factors could cause the market price of our common stock to fluctuate significantly:

•	loss of a major customer;

•	significant changes or slowdowns in the funding and spending patterns of our current and prospective customers;

•	the addition or departure of key personnel;

•	variations in our quarterly operating results;

•	announcements by us or our competitors of significant contracts, new products or product enhancements;

•	failure by us to meet product milestones;

•	acquisitions, distribution partnerships, joint ventures or capital commitments;

•	regulatory changes in telecommunications;

•	variations between our actual results and the published expectations of securities analysts;

•	changes in financial estimates by securities analysts;

•	sales of our common stock or other securities in the future;

•	changes in market valuations of networking and telecommunications companies; and

•	fluctuations in stock market prices and volumes.

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

As of July 31, 2004, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 36% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at July 31, 2004, the fair value of the portfolio would decline by approximately $1.5 million. Depending on the outcome of our review of strategic and financial alternatives, we may not hold our investments to maturity and as a result, may realize a gain or loss.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business includes sales globally, with international revenue representing 59% of total revenue in fiscal 2004. To the extent that international sales represent a significant portion of our revenue, fluctuations in foreign currencies may have an impact on our financial results. To date the impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Sycamore Networks, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sycamore Networks, Inc. and its subsidiaries at July 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

August 18, 2004

SYCAMORE NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	July 31, 2004	July 31, 2003
A S S E T S
Current assets:
Cash and cash equivalents	$152,754	$250,595
Short-term investments	482,274	421,784
Accounts receivable, net of allowance for doubtful accounts of $4,132 and $4,184 at July 31, 2004 and July 31, 2003, respectively	10,605	10,769
Inventories	4,294	5,117
Prepaids and other current assets	3,611	3,680

Total current assets	653,538	691,945
Property and equipment, net	9,419	14,589
Long-term investments	326,297	323,204
Other assets	1,664	2,890

Total assets	$990,918	$1,032,628

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$5,602	$3,475
Accrued compensation	2,071	3,545
Accrued warranty	2,017	4,651
Accrued expenses	3,077	4,203
Accrued restructuring costs	12,005	19,086
Deferred revenue	7,226	2,677
Other current liabilities	2,554	2,476

Total current liabilities	34,552	40,113
Deferred revenue	926	—

Total liabilities	35,478	40,113

Commitments and contingencies (Notes 5 and 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized, none issued and outstanding at July 31, 2004 and July 31, 2003	—	—
Common stock, $.001 par value; 2,500,000 shares authorized, 273,887 and 272,099 shares issued at July 31, 2004 and July 31, 2003, respectively.	274	272
Additional paid-in capital	1,740,293	1,733,476
Accumulated deficit	(781,104)	(736,192)
Deferred compensation	(1,279)	(6,822)
Treasury stock, at cost; 0 and 147 shares held at July 31, 2004 and July 31, 2003, respectively.	—	(11)
Accumulated other comprehensive income (loss)	(2,744)	1,792

Total stockholders’ equity	955,440	992,515

Total liabilities and stockholders’ equity	$990,918	$1,032,628

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended July 31,
	2004	2003	2002
Revenue
Product	$32,729	$26,166	$43,516
Service	11,818	12,110	21,658

Total revenue	44,547	38,276	65,174

Cost of revenue
Product	20,264	21,155	126,373
Service	8,144	12,537	24,516
Stock-based compensation:
Product	306	771	939
Service	394	641	876

Total cost of revenue	29,108	35,104	152,704

Gross profit (loss)	15,439	3,172	(87,530)
Operating expenses:
Research and development	45,692	52,438	109,654
Sales and marketing	18,108	19,763	39,687
General and administrative	7,366	7,239	10,166
Stock-based compensation:
Research and development	2,748	3,021	9,866
Sales and marketing	994	1,696	10,713
General and administrative	1,333	1,910	2,233
Restructuring charges and related asset impairments	—	(4,447)	124,990

Total operating expenses	76,241	81,620	307,309

Loss from operations	(60,802)	(78,448)	(394,839)
Losses on investments	—	—	(24,845)
Interest and other income, net	15,890	23,342	40,027

Loss before income taxes	(44,912)	(55,106)	(379,657)
Income tax expense	—	—	—

Net loss	$(44,912)	$(55,106)	$(379,657)

Basic and diluted net loss per share	$(0.17)	$(0.21)	$(1.49)
Shares used in per-share calculation—basic and diluted	272,123	265,702	254,663

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Amount				Shares	Amount
Balance, July 31, 2001.	273,681	$274	$1,738,505	$(301,429)	$(54,110)	680	$(126)	$4,746	$1,387,860

Net loss.	—	—	—	(379,657)	—	—	—	—	(379,657)
Unrealized loss on investments	—	—	—	—	—	—	—	(189)	(189)

Total comprehensive loss									(379,846)
Treasury stock purchases.	—	—	—	—	—	3,716	(319)	—	(319)
Issuance of common stock under employee and director stock plans.	—	—	4,878	—	—	(2,463)	287	—	5,165
Stock-based compensation expense.	—	—	2,209	—	22,418	—	—	—	24,627
Adjustments to deferred compensation for terminated employees	—	—	(13,782)	—	13,782	—	—	—	—
Compensation expense relating to stock option acceleration	—	—	1,036	—	—	—	—	—	1,036

Balance, July 31, 2002.	273,681	274	1,732,846	(681,086)	(17,910)	1,933	(158)	4,557	1,038,523

Net loss.	—	—	—	(55,106)	—	—	—	—	(55,106)
Unrealized loss on investments	—	—	—	—	—	—	—	(2,765)	(2,765)

Total comprehensive loss									(57,871)
Treasury stock purchases.	—	—	—	—	—	1,861	(163)	—	(163)
Treasury stock retirements	(2,861)	(3)	(243)	—	—	(2,861)	246	—	—
Issuance of common stock under employee and director stock plans	1,279	1	3,460	—	—	(786)	64	—	3,525
Stock-based compensation expense.	—	—	525	—	7,514	—	—	—	8,039
Adjustments to deferred compensation for terminated employees	—	—	(3,574)	—	3,574	—	—	—	—
Compensation expense relating to stock option acceleration	—	—	462	—	—	—	—	—	462

Balance, July 31, 2003.	272,099	272	1,733,476	(736,192)	(6,822)	147	(11)	1,792	992,515

Net loss.	—	—	—	(44,912)	—	—	—	—	(44,912)
Unrealized loss on investments	—	—	—	—	—	—	—	(4,536)	(4,536)

Total comprehensive loss									(49,448)
Treasury stock purchases.	—	—	—	—	—	289	(25)	—	(25)
Treasury stock retirements	(436)	—	(36)	—	—	(436)	36	—	—
Issuance of common stock under employee and director stock plans	2,224	2	6,621	—	—	—	—	—	6,623
Stock-based compensation expense.	—	—	513	—	5,262	—	—	—	5,775
Adjustments to deferred compensation for terminated employees	—	—	(281)	—	281	—	—	—	—

Balance, July 31, 2004.	273,887	$274	$1,740,293	$(781,104)	$(1,279)	—	$—	$(2,744)	$955,440

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended July 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(44,912)	$(55,106)	$(379,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,618	21,114	41,900
Restructuring charges and related asset impairments	—	1,000	159,581
Stock-based compensation	5,775	8,039	24,627
Provision for doubtful accounts	(52)	(500)	(89)
Changes in operating assets and liabilities:
Accounts receivable	216	7,918	23,379
Inventories	823	7,823	833
Prepaids and other current assets	69	(233)	10,292
Deferred revenue	5,475	(2,301)	(1,629)
Accounts payable	2,127	(2,629)	(56,409)
Accrued expenses and other liabilities	(5,156)	(5,928)	(12,535)
Accrued restructuring costs	(7,081)	(28,619)	(12,836)

Net cash used in operating activities	(33,098)	(49,422)	(202,543)

Cash flows from investing activities:
Purchases of property and equipment	(4,448)	(4,007)	(15,915)
Purchases of investments	(833,884)	(558,671)	(1,161,410)
Maturities of investments	765,765	681,805	1,046,383
Decrease in other assets	1,226	4,870	8,797

Net cash provided by (used in) investing activities	(71,341)	123,997	(122,145)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	6,623	3,525	5,165
Purchase of treasury stock	(25)	(163)	(319)

Net cash provided by financing activities.	6,598	3,362	4,846

Net increase (decrease) in cash and cash equivalents	(97,841)	77,937	(319,842)
Cash and cash equivalents, beginning of period	250,595	172,658	492,500

Cash and cash equivalents, end of period	$152,754	$250,595	$172,658

Supplemental cash flow information:
Cash paid for interest	—	—	—
Cash paid for income taxes	—	—	—

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business:

Sycamore Networks, Inc. (the “Company”) was incorporated in Delaware on February 17, 1998. The Company develops and markets optical networking products that are designed to enable telecommunications service providers to cost-effectively and easily transition their existing fiber optic network into a network infrastructure that can provision, manage and deliver economic, high-bandwidth services to their customers.

2. Significant Accounting Policies:

The accompanying financial statements of the Company reflect the application of certain significant accounting policies as described below. The Company considers the following to be its most critical accounting policies and estimates: revenue recognition, allowance for doubtful accounts, warranty obligations, inventory allowance, and restructuring liabilities and asset impairments. The Company believes these accounting policies are critical because changes in such estimates can materially affect the amount of the Company’s reported net income or loss. See detailed discussion under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. At July 31, 2004 and 2003, substantially all of the gross unrealized losses on investments classified as available-for-sale have been in a continuous unrealized loss position for less than 12 months. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of July 31, 2004 and 2003, investments consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
July 31, 2004:
Certificates of deposit	$30,331	$3	$(23)	$30,311
Commercial paper	223,449	71	(212)	223,308
Government securities	557,535	28	(2,611)	554,952

Total	$811,315	$102	$(2,846)	$808,571

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
July 31, 2003:
Certificates of deposit	$22,681	$4	$(5)	$22,680
Commercial paper	267,350	940	(142)	268,148
Government securities	453,165	1,571	(576)	454,160

Total	$743,196	$2,515	$(723)	$744,988

At July 31, 2004, contractual maturities of the Company’s investment securities were as follows (in thousands):

	Amortized Cost	Fair Market Value
Less than one year	$483,034	$482,274
Due in one to three years	328,281	326,297

Total	$811,315	$808,571

The Company also has certain investments in non-publicly traded companies for the promotion of business and strategic objectives. These investments are included in other long-term assets in the Company’s balance sheet and are generally carried at cost. As of July 31, 2004 and 2003, $0.4 million and $0.5 million of these investments are included in other long-term assets, respectively. The Company monitors these investments for impairment and makes appropriate reductions in carrying values, if necessary. During the year ended July 31, 2002, the Company recorded impairment charges totaling $24.8 million against the value of these investments, due to other than temporary declines in value.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. The most significant revenue recognition judgments typically involve customer acceptance, whether collection is reasonably assured and multiple element arrangements. In instances where customer acceptance is specified, revenue is deferred until all acceptance criteria have been met. Collectibility is determined based on creditworthiness of customer, analysis and customer’s payment history. Service revenue is recognized as the services are performed or ratably over the service period.

Some of the Company’s transactions involve the sale of products and services under multiple element arrangements. While each individual transaction varies according to the terms of the purchase order or sales agreement, a typical multiple element arrangement may include some or all of the following components: product shipments, installation services, maintenance and training. The total sales price is allocated based on the relative fair value of each component, which generally is the price charged for each component when sold separately and recognized when revenue recognition criteria for each element is met.

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

The Company is required under SFAS 123 to disclose pro forma information regarding the stock awards made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per share data):

	Year Ended July 31,
	2004	2003	2002
Net loss:
As reported	$(44,912)	$(55,106)	$(379,657)
Stock-based compensation expense included in reported net loss under APB 25	5,775	8,039	24,627
Stock-based compensation expense that would have been included in reported net loss if the fair value provisions of SFAS 123 had been applied to all awards	(38,591)	(49,714)	(141,095)

Pro forma	$(77,728)	$(96,781)	$(496,125)

Basic and diluted net loss per share:
As reported	$(0.17)	$(0.21)	$(1.49)
Pro forma	$(0.29)	$(0.36)	$(1.95)

The fair value of these stock awards at the date of grant was estimated using the Black-Scholes model with the following assumptions:

	Year Ended July 31,
	2004	2003	2002
Risk free interest rate	3.0%	2.2%	3.3%
Dividend yield	0%	0%	0%
Expected volatility	93%	96%	100%
Expected life	3.2 years	3.9 years	3.5 years

The assumptions used for awards under the Company’s Employee Stock Purchase Plan were the same as those listed above, except that an expected life of 0.5 years was used for each period. The weighted average grant date fair value of stock awards granted during the years ended July 31, 2004, 2003 and 2002 was $2.92, $2.19 and $2.87 per share, respectively. For purposes of the pro forma information, the estimated fair values of the employee stock options are amortized to expense using the straight-line method over the vesting period. The pro forma effect of applying SFAS No. 123 for the periods presented is not necessarily representative of the pro forma effect to be expected in future years.

The weighted average exercise prices for options granted at fair value were $3.80, $3.37 and $4.27 for fiscal 2004, 2003 and 2002, respectively. The weighted average fair values for options granted at fair value were $2.34, $2.19 and $2.87 for fiscal 2004, 2003 and 2002, respectively. No options were granted below fair value in fiscal 2004 and 2002. The weighted average fair value of options granted below fair value in fiscal 2003 was $2.21.

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

Concentrations and Significant Customer Information

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, investments and accounts receivable. The Company invests its excess cash primarily in deposits with commercial banks, high-quality corporate securities and U.S. government securities. For the year ended July 31, 2004, GIG-BE revenue accounted for 41% and three international customers accounted for 27%, 13% and 13% of the Company’s revenue. For the year ended July 31, 2003, three international customers accounted for 43%, 22% and 14% of the Company’s revenue. For the year ended July 31,

2002, two international customers accounted for 45% and 20% of the Company’s revenue. The Company generally does not require collateral for sales to customers, and the Company’s accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At July 31, 2004 more than 80% of the Company’s accounts receivable balance was attributable to two domestic customers. At July 31, 2003, more than 90% of the Company’s accounts receivable balance was attributable to three international customers.

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

Allowance for Doubtful Accounts

The Company evaluates its outstanding accounts receivable balances on an ongoing basis to determine whether an allowance for doubtful accounts should be recorded. Activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	Year Ended July 31,
	2004	2003	2002
Beginning balance	$4,184	$4,684	$4,773
Additions (credits) charged to expenses	(52)	(500)	(89)

Ending balance	$4,132	$4,184	$4,684

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended July 31,
	2004	2003	2002
Numerator:
Net loss	$(44,912)	$(55,106)	$(379,657)
Denominator:
Weighted-average shares of common stock outstanding	272,881	271,602	272,162
Weighted-average shares subject to repurchase	(758)	(5,900)	(17,499)

Shares used in per-share calculation—basic	272,123	265,702	254,663

Weighted-average shares of common stock outstanding	272,123	265,702	254,663
Weighted common stock equivalents	—	—	—

Shares used in per-share calculation—diluted	272,123	265,702	254,663

Net loss per share:
Basic	$(0.17)	$(0.21)	$(1.49)

Diluted	$(0.17)	$(0.21)	$(1.49)

Options to purchase 30.8 million, 30.2 million and 36.1 million shares of common stock at average exercise prices of $6.95, $7.44 and $8.33 have not been included in the computation of diluted net income (loss) per share for the years ended July 31, 2004, 2003 and 2002, respectively, as their effect would have been anti-dilutive. Warrants to purchase 150,000 shares of common stock at an exercise price of $11.69 have not been included in the computation of diluted net loss per share for the years ended July 31, 2003 and 2002, as their effect would have been anti-dilutive. These warrants expired unexercised during the year ended July 31, 2003.

Segment Information

The Company has determined that it conducts its operations in one business segment. For the year ended July 31, 2004, the geographical distribution of revenue was as follows: United States—41%, England—21%, France—13%, Japan—13% and all other countries—12%. For the year ended July 31, 2003, the geographical distribution of revenue was as follows: United States—9%, England—44%, France—22%, Japan—15% and all other countries—10%. For the year ended July 31, 2002, the geographical distribution of revenue was as follows: United States—13%, England—47%, Japan—20% and all other countries—20%. Long-lived assets consist entirely of property and equipment and are principally located in the United States for all periods presented.

3. Inventories

Inventories consisted of the following at July 31, 2004 and 2003 (in thousands):

	2004	2003
Raw materials	$702	$861
Work in process	1,405	498
Finished goods	2,187	3,758

Total	$4,294	$5,117

4. Property and Equipment

Property and equipment consisted of the following at July 31, 2004 and 2003 (in thousands):

	2004	2003
Computer software and equipment	$63,300	$59,380
Land	3,000	3,000
Furniture and office equipment	1,443	1,443
Leasehold improvements	2,834	2,765

	70,577	66,588
Less accumulated depreciation and amortization	(61,158)	(51,999)

Total	$9,419	$14,589

Depreciation and amortization expense was $9.6 million, $21.1 million and $41.9 million for the years ended July 31, 2004, 2003 and 2002, respectively.

5. Lease Commitments

Operating Leases

Rent expense under operating leases was $2.5 million, $2.3 million and $4.0 million for the years ended July 31, 2004, 2003 and 2002, respectively. At July 31, 2004, future minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

2005	$5,372
2006	7,080
2007	2,848

Total future minimum lease payments	$15,300

The amounts shown above include future lease payments relating to excess facilities for which the Company has abandoned and recorded charges for lease terminations and non-cancelable lease costs as part of its restructuring programs (Note 10). At July 31, 2004, $11.5 million is included as part of the restructuring liability relating to these facilities.

Vendor Financing

We currently do not have any outstanding customer financing commitments. During the first quarter of fiscal 2002, each of our two major vendor financing customers experienced a significant deterioration in their financial condition. As a result, we determined that we were unlikely to realize any significant proceeds from these vendor financing agreements. Accordingly, we recorded an impairment charge for the leased assets related to these financing agreements. Since revenue had been recognized under the vendor financing agreements on a cash basis, the amount of the impairment loss was limited to the cost of the systems shipped to the vendor financing customers, which had been classified in other long-term assets.

6. Income Taxes

Substantially all of the loss before income taxes as shown in the Consolidated Statement of Operations for the years ended July 31, 2004, 2003 and 2002 is derived in the United States.

During the years ended July 31, 2004, 2003 and 2002, due to the Company’s cumulative taxable losses, the net losses incurred during each period and the inability to carryback these losses, the Company has not recorded a current tax benefit for the net operating losses.

A reconciliation between the statutory federal income tax rate and the Company’s effective tax is as follows (in thousands):

	July 31,
	2004	2003	2002
Statutory federal income tax (benefit)	$(15,719)	$(19,287)	$(132,880)
State taxes, net of federal benefit	(1,283)	(1,609)	(11,851)
Non-deductible stock compensation	1,820	1,905	6,151
Valuation allowance	18,419	19,619	142,533
Other	(3,237)	(628)	(3,953)

	$—	$—	$—

The significant components of the Company’s net deferred tax assets as of July 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Assets:
Net operating loss and credit carryforwards	$314,573	$289,228
Restructuring and related accruals	24,905	27,408
Accruals …	3,346	4,539
Depreciation	592	3,105
Other, net	2,282	2,999

Total net deferred tax assets	345,698	327,279
Valuation allowance	(345,698)	(327,279)

	$—	$—

The Company recorded increases to the valuation allowance of $18.4 million and $19.6 million, respectively, to offset the increase in the net deferred tax assets, since the Company believes it is more likely than not that the net deferred tax assets will not be realized. No tax benefits associated with the Company’s stock plans were recorded during the years ended July 31, 2004 and 2003.

The Company had federal and state tax net operating loss carryforwards at July 31, 2004 of approximately $755.9 million and $165.1 million, respectively. The federal and state tax loss carryforwards will begin to expire in 2018 and 2004, respectively. Included in the net operating loss carryforwards are stock option deductions of approximately $166.7 million. The benefits of these stock option deductions approximate $58.3 million and will be credited to additional paid-in capital when realized or recognized. The Company also has federal and state research tax credit carryforwards of approximately $9.4 million and $4.2 million respectively, which will begin to expire in 2018 and 2013, respectively. Under provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership over a three year period may significantly limit the amount of the net operating loss carryforwards and research and development credit carryforwards, which can be utilized each year in future periods to offset taxable income.

7. Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors (the “Board”) has the authority to issue up to 5,000,000 shares of preferred stock without stockholder approval in one or more series and to fix the rights, preferences, privileges and restrictions of ownership. No shares of preferred stock were outstanding at July 31, 2004 or July 31, 2003.

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

Stock Incentive Plans

The Company currently has three primary stock incentive plans: the 1998 Stock Incentive Plan (the “1998 Plan”), the 1999 Stock Incentive Plan (the “1999 Plan”) and the Sirocco 1998 Stock Option Plan (the “Sirocco 1998 Plan”). A total of 121,835,692 shares of common stock have been reserved for issuance under these plans. The 1999 Plan is the only one of the three primary plans under which new awards are currently being issued. The total amount of shares that may be issued under the 1999 Plan is the remaining shares to be issued under the 1998 Plan, plus 25,000,000 shares, plus an annual increase equal to the lesser of (i) 18,000,000 shares, (ii) 5% of the outstanding shares on August 1 of each year, or (iii) a lesser number as determined by the Board. The plans provide for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors, consultants and advisors of the Company. No participant may receive any award, or combination of awards, for more than 1,500,000 shares in any calendar year. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant. The Board determines the term of each option, the option exercise price, and the vesting terms. Stock options generally expire ten years from the date of grant and vest over three to five years.

All employees who have been granted options by the Company under the 1998 and 1999 Plans are eligible to elect immediate exercise of all such options. However, shares obtained by employees who elect to exercise prior to the original option vesting schedule are subject to the Company’s right of repurchase, at the option exercise price, in the event of termination. The Company’s repurchase rights lapse at the same rate as the shares would have become vested under the original vesting schedule. As of July 31, 2004, there were 750 shares related to immediate option exercises subject to repurchase by the Company through fiscal 2005 at a price of $3.83 per share.

Restricted Stock

Restricted stock may be issued to employees, officers, directors, consultants, and other advisors. Shares acquired pursuant to a restricted stock agreement are subject to a right of repurchase by the Company which lapses as the restricted stock vests. In the event of termination of services, the Company has the right to repurchase unvested shares at the original issuance price. The vesting period is generally four to five years. The

Company issued no shares of restricted stock during the years ended July 31, 2004, 2003 and 2002. As of July 31, 2004, there were 165,185 shares of restricted stock subject to repurchase by the Company through fiscal 2005 at their original issuance price of $0.00 per share.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan under which a total of 2,250,000 shares of common stock have been reserved for issuance. Eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. Participation is limited to 10% of an employee’s eligible compensation not to exceed amounts allowed by the Internal Revenue Code. On August 1 of each year, the aggregate number of common shares available for purchase under the Employee Stock Purchase Plan is automatically increased by the number of common shares necessary to cause the number of common shares available for purchase to be 2,250,000. During the years ended July 31, 2004, 2003 and 2002, 641,520, 869,370 and 1,079,619 shares of common stock were issued under the plan, respectively. At July 31, 2004, 1,608,480 shares were available for future issuance.

Non-Employee Director Option Plan

The Company has a Non-Employee Director Option Plan (“the Director Plan”) under which a total of 1,980,000 shares of common stock have been reserved for issuance. As of August 1 of each year, the aggregate number of common shares available for the grant of options under the Director Plan is automatically increased by the number of common shares necessary to cause the total number of common shares available for grant to be 1,500,000. Each non-employee director is granted an option to purchase 90,000 shares which vests over three years upon their initial appointment as a director, and immediately following each annual meeting of stockholders, each non-employee director is automatically granted an option to purchase 30,000 shares which vests in one year. The Company granted 120,000, 210,000 and 90,000 options under the Director Plan during the years ended July 31, 2004, 2003 and 2002, respectively. At July 31, 2004, 1,380,000 shares were available for grant under the Director Plan.

Deferred Stock Compensation

In connection with the grant of certain stock options and restricted shares to employees through the year ended July 31, 2001, the Company recorded deferred stock compensation equal to the difference between the deemed fair market value of the common stock on the date of grant and the exercise price. Deferred compensation related to options and restricted shares which vest over time is recorded as a component of stockholders’ equity and is amortized over the vesting periods of the related options and restricted shares. During the years ended July 31, 2004, 2003 and 2002, the Company recorded stock-based compensation expense relating to these options and restricted shares totaling $5.8 million, $8.0 million and $24.6 million, respectively. During the years ended July 31, 2004, 2003 and 2002, the Company reversed deferred stock compensation of $0.3 million, $3.6 million and $13.8 million, respectively, relating to former employees that had terminated prior to vesting in the stock options and restricted shares.

Non-Employee Stock Compensation

During the years ended July 31, 2004, 2003 and 2002, the Company granted 6,000, 18,000 and 15,000 shares of fully vested non-forfeitable common stock awards to non-employees, respectively, and recognized compensation expense of $22,500, $40,000 and $30,000, respectively. The fair value of each stock option was estimated using the Black-Scholes option-pricing model with the following assumptions for the years ended July 31, 2004, 2003 and 2002, respectively: weighted-average risk free interest rates of 3.2%, 3.0% and 5.0%, weighted-average expected option life of 5.0, 3.8 and 2.0 years, no dividend yield and 98%, 100% and 90% volatility.

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

Stock Option Activity

Stock option activity under all of the Company’s stock plans during the three years ended July 31, 2004 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at July 31, 2001	19,516,902	$15.87
Options granted	23,503,385	4.27
Options exercised	(1,382,738)	1.18
Options canceled	(5,585,817)	19.40

Outstanding at July 31, 2002	36,051,732	$8.33

Options granted	5,782,139	3.35
Options exercised	(1,196,128)	1.36
Options canceled	(10,449,415)	8.93

Outstanding at July 31, 2003	30,188,328	$7.44

Options granted	4,191,700	3.80
Options exercised	(1,582,635)	3.00
Options canceled	(1,950,921)	11.04

Outstanding at July 31, 2004	30,846,472	$6.95

The following table summarizes information about stock options outstanding at July 31, 2004:

	Options Outstanding			Vested Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.11–$ 3.34	10,629,820	7.3	$2.90	7,550,601	$2.84
$ 3.37–$ 4.59	8,139,215	8.9	$3.83	2,011,320	$3.98
$ 4.60–$ 4.89	6,436,284	7.4	$4.88	5,831,161	$4.88
$ 4.91–$ 12.67	4,492,773	6.0	$9.24	4,231,948	$9.26
$15.63–$154.00	1,148,380	6.0	$69.08	935,467	$70.99

$ 0.11–$154.00	30,846,472	7.5	$6.95	20,560,497	$7.96

At July 31, 2003 and 2002, approximately 14.6 million and 10.3 million outstanding options were vested and exercisable, respectively. The weighted average exercise prices for vested and exercisable outstanding options were $9.08 and $10.95 at July 31, 2004 and 2003, respectively.

Treasury Stock

At July 31, 2003, the Company held 147,000 shares of treasury stock, recorded at the acquisition cost of $11,000. Treasury stock relates to the repurchase upon employee terminations of unvested shares of restricted stock and options exercised prior to vesting. The shares of treasury stock held are either retired or reissued upon the exercise of options or the issuance of other stock-based equity awards. During the years ended July 31, 2004 and 2003, the Company retired 0.3 million and 2.9 million shares of treasury stock at its acquisition cost of approximately $ 25,000 and $246,000, respectively.

8. Employee Benefit Plan

The Company sponsors a defined contribution plan covering substantially all of its employees which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. The Company made matching contributions of $0.5 million, $0.5 million and $1.0 million to the plan during fiscal 2004, 2003 and 2002, respectively.

9. Related Party Transactions

In July 2000, the Company and the Chairman of the Company’s Board of Directors (the “Chairman”), entered into an Investor Agreement with Tejas Networks India Private Limited, a private company incorporated in India (“Tejas”), pursuant to which the Company and the Chairman each invested $2.2 million in Tejas in exchange for equity shares of Tejas. The Chairman also serves as the Chairman of the Board of Directors of Tejas. An executive officer of the Company also attends meetings of the Board of Directors of Tejas for the sole purpose of representing the Company’s business interests, if any. The Company has entered into various agreements with Tejas under which the Company has licensed certain proprietary software development tools to Tejas, and Tejas will assist the Company’s business development efforts in India and also provide maintenance and other services to the Company’s customers in India. During the years ended July 31, 2004 and 2002, the Company did not engage in any material transactions with Tejas. During the year ended July 31, 2003, the Company recognized revenue relating to transaction with Tejas of $0.2 million

10. Restructuring Charges and Related Asset Impairments

In fiscal 2001 the telecommunications industry began a severe decline which has impacted equipment suppliers, including the Company. In response to the telecommunications industry downturn, the Company enacted three separate restructuring programs: the first in the third quarter of fiscal 2001 (the “fiscal 2001 restructuring”), the second in the first quarter of fiscal 2002 (the “first quarter fiscal 2002 restructuring”), and the third in the fourth quarter of fiscal 2002 (the “fourth quarter fiscal 2002 restructuring”). As part of the Company’s fourth quarter fiscal 2002 restructuring program, the Company discontinued the development of its standalone transport products and focused its business exclusively on optical switching products. During fiscal 2002, as a result of the combined activity under all of the restructuring programs, the Company recorded a total net charge of $241.5 million, which was classified in the statement of operations as follows: cost of revenue—$91.7 million, operating expenses—$125.0 million, and non-operating expenses—$24.8 million. The originally recorded restructuring charges were subsequently reduced by credits totaling $14.6 million (cost of revenue—$10.8 million and operating expenses—$3.8 million). During fiscal 2003, due to various changes in estimates relating to the prior restructuring programs, the Company recorded a credit of $0.5 million classified as cost of revenue, and a net credit of $4.4 million classified as operating expenses. During the fourth quarter of fiscal 2004, the Company recorded a net charge of $0.3 million to operating expense resulting from changes in estimates relating to its restructuring programs. In the event that other contingencies associated with the restructuring programs occur, or the estimates associated with the restructuring programs are revised, the Company may be required to record additional charges or credits against the reserves previously recorded for its restructuring programs.

As of July 31, 2004, the Company had $12.0 million in accrued restructuring costs, consisting primarily of $11.5 million of accrued liabilities for facility consolidations. Details regarding each of the restructuring programs are described below.

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

During the third and fourth quarters of fiscal 2002, the Company recorded credits totaling $10.8 million to cost of revenue due to changes in estimates, the majority of which related to favorable settlements with contract manufacturers for non-cancelable inventory purchase commitments. In addition, during the fourth quarter of fiscal 2002, the Company recorded a net $3.8 million credit to operating expenses relating to various changes in estimates. The changes in estimates consisted of a $8.4 million reduction in potential legal matters associated with the restructuring programs and the reversal of an accrued liability of $0.8 million for workforce reductions, partially offset by $5.6 million of additional facility consolidation charges. During the third and fourth quarters of fiscal 2003, the Company recorded a net $0.1 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted of a $4.5 million reduction in potential legal matters associated with the restructuring programs, partially offset by $4.4 million of additional facility consolidation charges due to less favorable sublease assumptions. In addition, the Company recorded a $1.0 million non-cash charge to operating expenses for the write-down of certain land and a $0.5 million credit to cost of revenue relating to a favorable settlement with a supplier. During the fourth quarter of fiscal 2004, the Company recorded a net $0.3 million charge to operating expenses for additional facility consolidation charges due to less favorable sublease assumptions.

As of July 31, 2004, the projected future cash payments of $10.5 million consist of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007, and potential legal matters associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the fiscal 2001 restructuring program and the first quarter fiscal 2002 program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2003	Payments	Adjustments	Accrual Balance at July 31, 2004
Workforce reduction	$11,280	$1,002	$9,309	$969	$—	$—	$—	$—
Facility consolidations and certain other costs	41,618	9,786	14,180	2,942	14,710	4,496	(260)	10,474
Inventory and asset write-downs	292,736	187,512	94,420	10,804	—	—	—	—
Losses on investments	22,737	22,737	—	—	—	—	—	—

Total	$368,371	$221,037	$117,909	$14,715	$14,710	$4,496	($260)	$10,474

Fourth Quarter Fiscal 2002 Restructuring:

The fourth quarter fiscal 2002 restructuring program included a workforce reduction of 225 employees, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products. This included discontinuing the development of the Company’s standalone transport products, including the SN 8000 Optical Transport Node and the SN 10000 Optical Transport System. As a result, the Company recorded restructuring charges and related asset impairments of $51.5 million classified as operating expenses. In addition, the Company recorded a charge of $2.1 million, classified as a non-operating expense, relating to impairments of investments in non-publicly traded companies that were determined to be other than temporary. The restructuring charges included $8.7 million of costs relating to the workforce reduction, $5.6 million for lease terminations and non-cancelable lease costs and $14.5 million relating to potential legal matters, contractual commitments, administrative expenses and professional fees related to the restructuring programs, including employment termination related claims. The restructuring charges also included $22.6 million of costs relating to asset impairments, which primarily included fixed assets that were disposed of, or abandoned, due to the rationalization of the Company’s product offerings and the consolidation of excess facilities. The fourth quarter fiscal 2002 restructuring program was substantially completed during the first half of fiscal 2003.

During the third and fourth quarters of fiscal 2003, the Company recorded a net $4.4 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted of a $4.1 million reduction in potential legal matters associated with the restructuring programs and a $0.8 million reduction in the costs associated with the workforce reduction, partially offset by $0.5 million of additional facility consolidation charges. In addition, the Company recorded a $0.9 million credit to operating expenses relating to proceeds received from the disposal of certain equipment. As of July 31, 2004, the projected future cash payments of $1.5 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2006 and potential legal matters and contractual commitments associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the fourth quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands)

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2003	Payments	Accrual Balance at July 31, 2004
Workforce reduction	$8,713	$814	$7,129	$770	$—	$—	$—
Facility consolidations and certain other costs	20,132	—	12,116	3,640	4,376	2,845	1,531
Asset write-downs	22,637	22,637	—	—	—	—	—
Losses on investments	2,108	2,108	—	—	—	—	—

Total	$53,590	$25,559	$19,245	$4,410	$4,376	$2,845	$1,531

11. Commitments and Contingencies

Litigation

Beginning on July 2, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors (the “Individual Defendants”) and the underwriters for the Company’s initial public offering on October 21, 1999. Some of the complaints also include the underwriters for the Company’s follow-on offering on March 14, 2000. The complaints were consolidated into a single action and an amended complaint was filed on April 19, 2002. The amended complaint, which is the operative complaint, was filed on behalf of persons who purchased the Company’s common stock between October 21, 1999 and December 6, 2000. The amended complaint alleges violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the assertion that the Company’s lead underwriters, the Company and the other named defendants made material false and misleading statements in the Company’s Registration Statements and

Prospectuses filed with the Securities and Exchange Commission, or the SEC, in October 1999 and March 2000 because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the Company’s public offerings and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. The amended complaint alleges claims against the Company, several of the Company’s officers and directors and the underwriters under Sections 11 and 15 of the Securities Act. It also alleges claims against the Company, the Individual Defendants and the underwriters under Sections 10(b) and 20(a) of the Securities Exchange Act. The amended complaint seeks damages in an unspecified amount.

The action against the Company is being coordinated with approximately three hundred other nearly identical actions filed against other companies. The actions seek damages in an unspecified amount. On October 9, 2002, the court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately three hundred issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release, certain potential claims the Company may have against its underwriters. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The settlement agreement, which has not yet been executed, has been submitted to the Court for approval. Approval by the Court cannot be assured. The Company is unable to determine whether or when a settlement will occur or be finalized. In the event that a settlement is not finalized, the Company is not currently able to estimate the possibility of loss or range of loss, if any, relating to these claims. Due to the large number of nearly identical actions, the Court has ordered the parties to select up to twenty “test” cases. To date, along with eleven other cases, the Company’s case has been selected as one such test case. As a result, among other things, the Company will be subject to discovery obligations and expenses in the litigation, whereas non-test case issuer defendants will not be subject to such obligations.

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

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation assumed under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002 for those items that only require disclosure. As of July 31, 2004, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations and indemnifications for intellectual property infringement claims.

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

The following table summarizes the activity related to the product warranty liability (in thousands):

	Year Ended July 31,
	2004	2003
Beginning Balance	$4,651	$5,499
Adjustments relating to preexisting warranties	(2,100)	—
Accruals for warranties during the period	654	537
Settlements	(1,188)	(1,385)

Ending Balance	$2,017	$4,651

12. Selected Quarterly Financial Data (Unaudited)

	October 25, 2003	January 24, 2004	April 24, 2004	July 31, 2004
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$8,441	$6,875	$14,718	$14,513
Cost of revenue	5,904	4,423	9,899	8,882

Gross profit.	2,537	2,452	4,819	5,631

Operating expenses:
Research and development	11,298	11,751	11,257	11,386
Sales and marketing	4,411	4,345	4,896	4,456
General and administrative	1,968	1,482	1,642	2,274
Stock-based compensation	1,305	1,768	1,082	920

Total operating expenses	18,982	19,346	18,877	19,036

Loss from operations	(16,445)	(16,894)	(14,058)	(13,405)
Interest and other income, net	4,268	3,895	3,485	4,242

Loss before income taxes	(12,177)	(12,999)	(10,573)	(9,163)
Income tax expense	—	—	—	—

Net loss	$(12,177)	$(12,999)	$(10,573)	$(9,163)

Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.04)	$(0.03)

	October 26, 2002	January 25, 2003	April 26, 2003	July 31, 2003
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$5,938	$10,825	$10,601	$10,912
Cost of revenue	7,499	10,944	9,043	7,618

Gross profit (loss)	(1,561)	(119)	1,558	3,294

Operating expenses:
Research and development	13,927	13,432	12,679	12,400
Sales and marketing	4,942	5,070	4,884	4,867
General and administrative	1,658	1,751	1,852	1,978
Stock-based compensation	2,017	1,747	1,656	1,207
Restructuring charges and related asset impairments	—	—	(2,193)	(2,254)

Total operating expenses	22,544	22,000	18,878	18,198

Loss from operations	(24,105)	(22,119)	(17,320)	(14,904)
Interest and other income, net	6,743	6,002	5,426	5,171

Loss before income taxes	(17,362)	(16,117)	(11,894)	(9,733)
Income tax expense	—	—	—	—

Net loss	$(17,362)	$(16,117)	$(11,894)	$(9,733)

Basic and diluted net loss per share	$(0.07)	$(0.06)	$(0.04)	$(0.04)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9B. OTHER INFORMATION

On July 26, 2004, we entered into Amendment No. 1 with Plexus Services Corp., which amended the Manufacturing Services Agreement between Plexus and us. The Amendment relates to revised terms and conditions for Plexus to provide manufacturing and assembly services to us.

On April 22, 2004, we entered into a Master Purchase Agreement for Technical Equipment and Related Services with Sprint/United Management Company. The agreement relates to the sale of products and the provision of services by us to Sprint. We entered into Amendment No. 1 and Amendment No. 2 to the agreement on June 29, 2004 and July 19, 2004.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the heading “Executive Officers” in Part I hereof and set forth under the caption “Election of Directors” appearing in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on December 20, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2004, is incorporated herein by reference.

We have adopted a business code of ethics and corporate governance that applies to all executive officers, directors and employees of the Company. This business code of ethics and corporate governance is available on our website at www.sycamorenet.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the business code of ethics and corporate governance by posting such information on our website, at the address specified above, unless a Form 8-K is otherwise required by applicable rules of the Nasdaq National Market.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the heading “Executive Officers” in Part I hereof and set forth under the caption “Compensation and Other Information Concerning Executive Officers” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on December 20, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2004, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Information Concerning Executive Officers” appearing in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on December 20, 2004 which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2004, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Relationships and Related Transactions” appearing in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on December 20, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2004, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Principal Accounting Fees and Services” appearing in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on December 20, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2004, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The financial statements listed in the accompanying Index to Consolidated Financial Statements on page 37 are filed as part of this report.

2. Financial Statement Schedules

None

3. Exhibits

Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Company (3)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (6)
3.4	Amended and Restated By-Laws of the Company (3)
4.1	Specimen common stock certificate (1)
4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (3)(6)
*10.1	1998 Stock Incentive Plan, as amended (1)
*10.2	1999 Non-Employee Directors’ Option Plan (1)
*10.3	1999 Stock Incentive Plan, as amended (7)
*10.4	Form of Indemnification Agreement between Sycamore, the Directors of Sycamore Networks, Inc. and executive officers of Sycamore Networks, Inc. each dated November 17, 1999 (2)
*10.5	Form of Change in Control Agreement between Sycamore Networks, Inc. and executive officers of Sycamore Networks, Inc. each dated November 17, 1999 or August 5, 2002 (2)
10.6	Lease Agreement between Sycamore Networks, Inc. and Farley White Associates, LLC dated March 23, 2000 (4)
*10.7	Sirocco Systems, Inc. 1998 Stock Plan (5)
10.8	Lease dated as of October 27, 2000, between Sycamore Networks, Inc. and BCIA New England Holdings LLC for One Executive Drive, Chelmsford, Massachusetts (6)
+10.9	Manufacturing Services Agreement between Sycamore Networks, Inc. and Jabil Circuit, Inc. (7)
*10.10	Indemnification Agreement between Sycamore Networks, Inc. and Paul W. Chisholm (8)
+10.11	Manufacturing Services Agreement between Sycamore Networks, Inc. and Plexus Services Corp. (9)
10.12	Lease Agreement between Sycamore Networks, Inc. and New Boston Mill Road Limited Partnership dated March 8, 2000 (3)
++10.13	Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint (10)
++10.14	Exhibit I dated February 25, 2004 to the Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint (11)
++10.15	Master Purchase Agreement for Technical Equipment and Related Services dated April 22, 2004 between Sycamore Networks, Inc. and Sprint/United Management Company, including Amendment No. 1 dated June 29, 2004 and Amendment No. 2 dated July 19, 2004.
++10.16	Amendment No. 1 to Manufacturing Services Agreement between Sycamore Networks, Inc. and Plexus Services Corp. dated July 26, 2004

Number	Exhibit Description
21.1	List of subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 1999 filed with the Commission on December 13, 1999.
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2000 filed with the Commission on June 12, 2000.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2000 filed with the Commission on October 24, 2000.
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Commission on March 13, 2001.
(7)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2001 filed with the Commission on June 12, 2001.
(8)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2002 filed with the Commission on December 6, 2002.
(9)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2003 filed with the Commission on October 21, 2003.
(10)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 24, 2004 filed with the Commission on February 12, 2004.
(11)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 24, 2004 filed with the Commission on May 13, 2004.
*	Denotes a management contract or compensatory plan or arrangement.
+	Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.
++	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b)     Exhibits

The Company hereby files as part of this Form 10-K the exhibits listed in the Exhibit Index beginning on page 63.

(c)    Financial Statement Schedules:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chelmsford, Commonwealth of Massachusetts, on this 23rd day of August, 2004.

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

Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on this 23rd day of August, 2004.

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