Form 10-Q
period 2004-10-30
SYCAMORE NETWORKS INC
filed 2004-11-18
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 2004

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

The number of shares outstanding of the Registrant’s Common Stock as of November 5, 2004 was 274,682,747.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	October 30, 2004	July 31, 2004
Assets
Current assets:
Cash and cash equivalents	$201,064	$152,754
Short-term investments	527,135	482,274
Accounts receivable, net of allowance for doubtful accounts of $4,132 at October 30, 2004 and July 31, 2004	6,279	10,605
Inventories	4,697	4,294
Prepaids and other current assets	4,675	3,611

Total current assets	743,850	653,538

Property and equipment, net	9,080	9,419
Long-term investments	229,568	326,297
Other assets	1,645	1,664

Total assets	$984,143	$990,918

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,078	$5,602
Accrued compensation	2,941	2,071
Accrued warranty	1,978	2,017
Accrued expenses	3,517	3,077
Accrued restructuring costs	10,926	12,005
Deferred revenue	5,033	7,226
Other current liabilities	2,085	2,554

Total current liabilities	31,558	34,552

Deferred revenue	1,307	926

Total liabilities	32,865	35,478

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 2,500,000 shares authorized, 274,683 and 273,887 shares issued at October 30, 2004 and July 31, 2004, respectively	275	274
Additional paid-in capital	1,742,631	1,740,293
Accumulated deficit	(788,896)	(781,104)
Deferred compensation	(798)	(1,279)
Accumulated other comprehensive loss	(1,934)	(2,744)

Total stockholders’ equity	951,278	955,440

Total liabilities and stockholders’ equity	$984,143	$990,918

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	October 30, 2004	October 25, 2003
Revenue:
Product	$10,939	$6,156
Service	3,276	2,285

Total revenue	14,215	8,441

Cost of revenue:
Product	6,623	3,608
Service	1,917	2,116
Stock-based compensation:
Product	57	80
Service	36	100

Total cost of revenue	8,633	5,904

Gross profit	5,582	2,537

Operating expenses:
Research and development	11,672	11,298
Sales and marketing	3,144	4,411
General and administrative	2,248	1,968
Stock-based compensation:
Research and development	270	684
Sales and marketing	38	274
General and administrative	200	347

Total operating expenses	17,572	18,982

Loss from operations	(11,990)	(16,445)
Interest and other income, net	4,198	4,268

Loss before income taxes	(7,792)	(12,177)
Provision for income taxes	—	—

Net loss	$(7,792)	$(12,177)

Basic and diluted net loss per share	$(0.03)	$(0.05)
Weighted-average shares used in computing basic and diluted net loss per share	274,030	270,474

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	October 30, 2004	October 25, 2003
Cash flows from operating activities:
Net loss	$(7,792)	$(12,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,377	3,347
Stock-based compensation	601	1,485
Provision for doubtful accounts	—	(52)
Changes in operating assets and liabilities:
Accounts receivable	4,326	3,447
Inventories	(403)	(2,194)
Prepaids and other current assets	(1,064)	(811)
Deferred revenue	(1,812)	(48)
Accounts payable	(524)	766
Accrued expenses and other current liabilities	802	(263)
Accrued restructuring costs	(1,079)	(1,853)

Net cash used in operating activities	(5,568)	(8,353)

Cash flows from investing activities:
Purchases of property and equipment	(1,038)	(934)
Purchases of investments	(72,553)	(226,091)
Maturities of investments	125,231	204,864
Decrease in other assets	19	323

Net cash provided by (used in) investing activities	51,659	(21,838)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,219	1,140
Purchase of treasury stock	—	(5)

Net cash provided by financing activities	2,219	1,135

Net increase (decrease) in cash and cash equivalents	48,310	(29,056)
Cash and cash equivalents, beginning of period	152,754	250,595

Cash and cash equivalents, end of period	$201,064	$221,539

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

2. Basis of Presentation

The accompanying financial data as of October 30, 2004 and for the three months ended October 30, 2004 and October 25, 2003 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of October 30, 2004, and results of operations and cash flows for the three months ended October 30, 2004 and October 25, 2003 have been made. The results of operations and cash flows for the three months ended October 30, 2004 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

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

The Company is required under SFAS 123 to disclose pro forma information regarding the stock awards made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per share data):

	Three Months Ended
	October 30, 2004	October 25, 2003
Net loss:
As reported	$(7,792)	$(12,177)
Stock-based compensation expense included in reported net loss under APB 25	601	1,485
Stock-based compensation expense that would have been included in reported net loss if the fair value provisions of FAS 123 had been applied to all awards	(7,284)	(9,222)

Pro forma	$(14,475)	$(19,914)

Basic and diluted net loss per share:
As reported	$(0.03)	$(0.05)
Pro forma	$(0.05)	$(0.07)

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	October 30, 2004	October 25, 2003
Numerator:
Net loss	$(7,792)	$(12,177)

Denominator:
Weighted-average shares of common stock outstanding	274,149	272,026
Weighted-average shares subject to repurchase	(119)	(1,552)

Shares used in per-share calculation – basic and diluted	274,030	270,474

Net loss per share:
Basic and diluted	$(0.03)	$(0.05)

Options to purchase 30.6 million and 29.4 million shares of common stock, at respective average exercise prices of $6.83 and $7.48, have not been included in the computation of diluted net loss per share for the three months ended October 30, 2004 and October 25, 2003, respectively, as their effect would have been anti-dilutive.

5. Inventories

Inventories consisted of the following (in thousands):

	October 30, 2004	July 31, 2004
Raw materials	$1,072	$702
Work in process	1,480	1,405
Finished goods	2,145	2,187

	$4,697	$4,294

6. Comprehensive Loss

The components of comprehensive loss consisted of the following (in thousands):

	Three Months Ended
	October 30, 2004	October 25, 2003
Net loss	$(7,792)	$(12,177)
Unrealized gain (loss) on investments	810	(905)

Comprehensive loss	$(6,982)	$(13,082)

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

As of October 30, 2004, the Company had $10.9 million in accrued restructuring costs, consisting primarily of $10.4 million of accrued liabilities for facility consolidations. Details regarding each of the restructuring programs are described below.

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

As of October 30, 2004, the projected future cash payments of $9.7 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and potential legal matters associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the fiscal 2001 and the first quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2004	Payments	Accrual Balance at October 30, 2004
Workforce reduction	$11,280	$1,002	$9,309	$969	$—	$—	$—
Facility consolidations and certain other costs	41,618	9,786	18,676	2,682	10,474	743	9,731
Inventory and asset write-downs	292,736	187,512	94,420	10,804	—	—	—
Losses on investments	22,737	22,737	—	—	—	—	—

Total	$368,371	$221,037	$122,405	$14,455	$10,474	$743	$9,731

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

As of October 30, 2004, the projected future cash payments of $1.2 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2006 and potential legal matters and contractual commitments associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the fourth quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2004	Payments	Accrual Balance at October 30, 2004
Workforce reduction	$8,713	$814	$7,129	$770	$—	$—	$—
Facility consolidations and certain other costs	20,132	—	14,961	3,640	1,531	336	1,195
Asset write-downs	22,637	22,637	—	—	—	—	—
Losses on investments	2,108	2,108	—	—	—	—	—

Total	$53,590	$25,559	$22,090	$4,410	$1,531	$336	$1,195

8. Commitments and Contingencies

Litigation

Beginning on July 2, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors (the “Individual Defendants”) and the underwriters for the Company’s initial public offering on October 21, 1999. Some of the complaints also include the underwriters for the Company’s follow-on offering on March 14, 2000. The complaints were consolidated into a single action and an amended complaint was filed on April 19, 2002. The amended complaint, which is the operative complaint, was filed on behalf of persons who purchased the Company’s common stock between October 21, 1999 and December 6, 2000. The amended complaint alleges claims against the Company, several of the Individual Defendants and the underwriters for violations under Sections 11 and 15 of the

Securities Act of 1933, as amended (the “Securities Act”), primarily based on the assertion that the Company’s lead underwriters, the Company and several of the Individual Defendants made material false and misleading statements in the Company’s Registration Statements and Prospectuses filed with the Securities and Exchange Commission, or the SEC, in October 1999 and March 2000 because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the Company’s public offerings and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. It also alleges claims against the Company, the Individual Defendants and the underwriters under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), primarily based on the assertion that the Company’s lead underwriters, the Company and the Individual Defendants defrauded investors by participating in a fraudulent scheme and by making materially false and misleading statements and omissions of material fact during the period in question. The amended complaint seeks damages in an unspecified amount.

The action against the Company is being coordinated with approximately three hundred other nearly identical actions filed against other companies. Due to the large number of nearly identical actions, the Court has ordered the parties to select up to twenty “test” cases. To date, along with sixteen other cases, the Company’s case has been selected as one such test case. As a result, among other things, the Company will be subject to broader discovery obligations and expenses in the litigation than non-test case issuer defendants.

On October 9, 2002, the court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and Section 20(a) claims without prejudice, because these claims were asserted only against the Individual Defendants. On October 13, 2004, the court denied the certification of a class in the action against the Company with respect to the Section 11 claims alleging that the defendants made material false and misleading statements in the Company’s Registration Statement and Prospectuses. The certification was denied because no class representative purchased shares between the date of the IPO and January 19, 2000 (the date unregistered shares entered the market), and thereafter suffered a loss on the sale of those shares. The court certified a class in the action against the Company with respect to the Section 10(b) claims alleging that the Company and the Individual Defendants defrauded investors by participating in a fraudulent scheme and by making materially false and misleading statements and omissions of material fact during the period in question.

The Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately three hundred issuer defendants and the individual defendants currently or formerly associated with those companies have approved, and submitted to the Court for its approval, settlement and related agreements (the “Settlement Agreement”) which set forth the terms of a settlement between these parties. Among other provisions, the Settlement Agreement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful and for the Company to undertake certain responsibilities, including agreeing to assign away, not assert, or release, certain potential claims the Company may have against its underwriters. In addition, no payments will be required by the issuer defendants under the Settlement Agreement to the extent plaintiffs recover at least $1 billion from the underwriter defendants, who are not parties to the Settlement Agreement and have filed a memorandum of law in opposition to the approval of the Settlement Agreement. To the extent that plaintiffs recover less than $1 billion from the underwriter defendants, the approximately three hundred issuer defendants are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the Settlement Agreement will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers. The Company’s insurance carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by the plaintiffs. Therefore, we do not expect that the Settlement Agreement will involve any payment by the Company. In addition, the Company has no information as to whether there are any material limitations on the expected recovery by other issuer defendants of any potential financial obligation to plaintiffs from the insurance carriers of those issuer defendants. Assuming there are no such material limitations, the Company’s maximum financial obligation to plaintiffs pursuant to the Settlement Agreement would be less than $3.4 million. The Company is unable to determine whether or when a settlement will occur or be finalized. If the Settlement Agreement is not approved and the Company is found liable, we are unable to estimate the potential damages that might be awarded and whether such damages would be greater than the Company’s insurance coverage.

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

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation assumed under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002 only for those items that require disclosure. As of October 30, 2004, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations and indemnifications for intellectual property infringement claims.

In the normal course of business, the Company may agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company, if any, under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements as the Company believes the fair value is not material.

Warranty liability

The Company records a warranty liability for parts and labor on its products at the time revenue is recognized. Warranty periods are generally three years from installation date. The estimate of the warranty liability is based primarily on the Company’s historical experience in product failure rates and the expected material and labor costs to provide warranty services.

The following table summarizes the activity related to product warranty liability (in thousands):

	Three Months Ended
	October 30, 2004	October 25, 2003
Beginning Balance	$2,017	$4,651
Accruals for warranties during the period	219	123
Settlements	(245)	(352)
Adjustments related to preexisting warranties	(13)	(265)

Ending Balance	$1,978	$4,157

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

Our business has been adversely affected by the decline in the telecommunications industry which began in 2001. During this period, our revenue decreased significantly and we enacted three separate restructuring programs in order to reduce our cost structure and focus our business on the optical switching market. As part of our strategy, however, we continue to maintain a significant cost structure, particularly within the research and development, sales and customer service organizations. We believe this cost structure is necessary to develop, market and sell our products to current and prospective customers. Due to our decreased revenues, our restructuring programs and our decision to maintain a significant cost structure, we have incurred a cumulative net loss of $788.9 million at October 30, 2004.

We reported revenue of $14.2 million for the first quarter of fiscal 2005. This was an increase of 68.4% from the first quarter of fiscal 2004. While our first quarter fiscal 2005 operating results improved modestly over the first quarter of fiscal 2004, we expect that current market conditions will continue to have an adverse impact on our business. We anticipate that we will continue to generate operating losses and consume cash for at least the next several quarters, if not longer.

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

In light of our current and historical operating results, recent industry reports and continuing challenges as a focused optical switching vendor and in order to maximize shareholder value, we are focusing on a review of the strategic and financial alternatives available to Sycamore including but not limited to: (i) a sale to another entity; (ii) acquisitions of, or mergers or other combinations with, companies with either complementary technologies or in adjacent market segments; (iii) remaining a stand-alone entity, and (iv) recapitalization alternatives, including stock buybacks and cash distributions. We have engaged Morgan Stanley to assist us in the review of our strategic and financial alternatives. Changes, if any, implemented as a result of the strategic alternatives review could affect the basic nature of our Company. During the course of this review, we intend to continue to follow our existing strategy and objectives as a stand-alone provider of optical networking equipment.

Our total cash, cash equivalents and investments were $957.8 million at October 30, 2004. Included in this amount were cash and cash equivalents of $201.1 million. We intend to fund our operations, including fixed commitments under operating leases, and any required capital expenditures over the next few years using our existing cash, cash equivalents and investments. We believe that, based on our business plans and current conditions, our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for the next twelve months. We also believe that our current cash, cash equivalents and investments will enable us to pursue the strategic and financial alternatives discussed above.

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

Inventory Allowance

We continuously monitor inventory balances and record inventory allowances for any excess of the cost of the inventory over its estimated market value, based on assumptions about future demand and market conditions. While such assumptions may change from period to period, we measure the net realizable value of inventories using the best information available as of the balance sheet date. If actual market conditions are less favorable than those projected, or we experience a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, additional inventory allowances may be required.

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

We continuously monitor the judgments, assumptions and estimates relating to the restructuring programs and, if these judgments, assumptions and estimates change, we may be required to record additional charges or credits against the reserves previously recorded for these restructuring programs. For example, during the fourth quarter of fiscal 2004, we recorded a net charge of $0.3 million to operating expenses due to less favorable sublease assumptions. Additionally, during the third and fourth quarters of fiscal 2003, we recorded a net credit totaling $4.4 million to operating expenses, due to various changes in estimates relating to all of our restructuring programs. These credits included decreases in the accruals for potential legal matters associated with the restructuring programs and workforce reduction costs, partially offset by increases in the accrual for additional facility consolidation charges due to less favorable sublease assumptions. While we have reduced the accrual for potential legal matters based on our current estimate, given the inherent uncertainties involved in such matters, it is possible that we may subsequently incur costs in excess of the amount accrued. In addition, in the event that other contingencies associated with the restructuring programs occur, or the estimates associated with the restructuring programs are revised, we may be required to record additional charges or credits against the reserves previously recorded for the restructuring programs. As of October 30, 2004, we had $10.4 million accrued as part of our restructuring liability relating to facility consolidations, based on our best estimate of the available sublease rates and terms at the present time. In the event that we are unsuccessful in subleasing any of the restructured facilities, we could incur additional restructuring charges and cash outflows in future periods totaling $0.9 million, which represents our current estimate of the assumed sublease recoveries.

Results of Operations

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Three Months Ended,		Variance in Dollars	Variance in Percent
	October 30, 2004	October 25, 2003
Revenue
Product	$10,939	$6,156	$4,783	77.7%
Service	3,276	2,285	991	43.4%

Total revenue	$14,215	$8,441	$5,774	68.4%

Total revenue increased for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The increase was due to an increase in both product and service revenue.

Product revenue consists primarily of sales of our optical networking products including the SN 3000 and SN 16000 optical switches. Product revenue increased for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The increase was primarily due to a higher level of product shipments including shipments for the GIG-BE project described below. Service revenue consists primarily of fees for services relating to the maintenance of our products and to a lesser extent installation services and training. Service revenue increased for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The increase was primarily due to a higher level of maintenance services.

During fiscal 2004, the Defense Information Systems Agency (DISA) selected our products to serve as the optical digital cross connect platform for the Global Information Grid Bandwidth Expansion (GIG-BE) project. During fiscal 2004, through our distribution partner, Sprint Government Systems Division, DISA purchased certain evaluation equipment and began accepting GIG-BE product shipments.

For the first quarter of fiscal 2005, GIG-BE revenue accounted for 37% of our revenue and three other customers accounted for 22%, 14% and 13% of revenue. International revenue represented 48% of our total revenue for the first quarter of fiscal 2005. For the first quarter of fiscal 2004, two international customers accounted for the majority of our revenue and international revenue represented 100% of our total revenue. We expect future revenue will continue to be highly concentrated in a relatively small number of customers and that international revenue may continue to represent a significant percentage of future revenue. GIG-BE deployments in any given quarter may cause shifts in the percentage mix of domestic and international revenue. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially and adversely affect our business, financial condition and results of operations.

Gross profit

The following table presents gross profit for product and services, including non-cash stock-based compensation expense (in thousands, except percentages):

	Three Months Ended
	October 30, 2004	October 25, 2003
Gross profit:
Product	$4,259	$2,468
Service	1,323	69

Total	$5,582	$2,537

Gross profit :
Product	38.9%	40.1%
Service	40.4%	3.0%
Total	39.3%	30.1%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services and other fixed manufacturing costs. Product gross profit increased for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 but decreased slightly as a percentage of revenue. The increase was primarily due to increased revenue and the slight decrease as a percentage of revenue was primarily the result of product and customer mix. In the future, we believe that product gross profit may fluctuate due to pricing pressures resulting from intense competition for limited optical switching opportunities worldwide. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, shipment volume, overhead absorption, sales discounts, increases in material or labor costs, excess inventory and obsolescence charges, increases in component pricing, the introduction of new products or entering new markets with different pricing and cost structures.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit increased for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The increase was primarily due to increased revenues and a reduction in service delivery costs as a result of lower fixed support costs. Service gross profit may be affected in future periods by various factors such as the change in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended,
	October 30, 2004	October 25, 2003	Variance in Dollars	Variance in Percent
Research and development	$11,672	$11,298	$374	3.3%
Sales and marketing	3,144	4,411	(1,267)	(28.7)%
General and administrative	2,248	1,968	280	14.2%
Stock-based compensation	508	1,305	(797)	(61.1)%

Total operating expenses	$17,572	$18,982	$(1,410)	(7.4)%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses increased slightly for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The increase was primarily due to increased costs for project materials partially offset by lower fixed overhead costs.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, customer evaluations inventory and other sales and marketing support expenses. Sales and marketing expenses decreased for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The decrease was primarily due to lower personnel-related expenses and a reduction in the cost of evaluation equipment.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The increase was primarily due to costs associated with an employment agreement between the Company and the Company’s former Chief Financial Officer, Vice President of Finance and Administration, Secretary and Treasurer.

Stock-Based Compensation Expense

Stock-based compensation expense primarily resulted from the granting of stock options and restricted shares with exercise or sale prices that were deemed to be below fair market value. Total stock-based compensation expense decreased for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The decrease was primarily due to lower deferred compensation balances resulting from the ongoing vesting of stock options and restricted shares with exercise or sale prices that were deemed to be below fair market value.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Three Months Ended,
	October 30, 2004	October 25, 2003	Variance in Dollars	Variance in Percent
Interest and other income, net	$4,198	$4,268	$(70)	(1.6)%

Interest and other income, net decreased for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The decrease was primarily due to lower invested cash balances.

Provision for Income Taxes

We did not provide for income taxes for the first quarter of fiscal 2004, or the first quarter of fiscal 2003, due to our cumulative taxable losses in recent years and the net losses incurred during each period. We did not record any tax benefits relating to these losses due to the uncertainty surrounding the realization of these deferred tax assets.

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $957.8 million at October 30, 2004. Included in this amount were cash and cash equivalents of $201.1 million, compared to $152.8 million at July 31, 2004. The increase in cash and cash equivalents of $48.3 million for the first quarter of fiscal 2005 was due to cash provided by investing activities of $51.7 million and cash provided by financing activities of $2.2 million partially offset by cash used in operating activities of $5.6 million.

Cash provided by investing activities of $51.7 million consisted primarily of net maturities of investments of $52.7 million. Cash provided by financing activities of $2.2 million consisted of proceeds from employee stock plan activity. Cash used in operating activities of $5.6 million consisted of the net loss for the period of $7.8 million, adjusted for net non-cash charges totaling $1.9 million and changes to working capital totaling $0.3 million. The most significant changes to working capital were a decrease in accounts receivable of $4.3 million, a decrease in deferred revenue of $1.8 million, a decrease in accrued restructuring costs of $1.1 million and an increase in prepaids and other current assets of $1.1 million. Non-cash charges include depreciation and amortization and stock-based compensation.

Our primary source of liquidity comes from our cash and cash equivalents and investments, which totaled $957.8 million at October 30, 2004. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities at the date of acquisition ranging from 90 days to three years. At October 30, 2004, $527.1 million of investments with maturities of less than one year were classified as short-term investments and $229.6 million of investments with maturities of greater than one year were classified as long-term investments. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and investments will continue to be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At October 30, 2004, more than 75% of our accounts receivable balance was attributable to three customers.

As of October 30, 2004, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future.

Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. We expect to continue to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures over the next few years using our existing cash, cash equivalents and investments as our primary source of liquidity.

Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. We will continue to consider appropriate action with respect to our cash position in light of the present and anticipated business needs and the strategic and financial alternatives under consideration, including providing a means by which our shareholders may realize value in connection with their investment.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

At October 30, 2004, our off-balance sheet arrangements, which consist entirely of contractual commitments for operating leases and inventory purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years
Operating Leases	$14,088	$5,219	$8,869	—
Inventory Purchase Commitments	5,664	5,664	—	—

Total	$19,752	$10,883	$8,869	—

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

We expect the trends described above to continue to affect our business in many ways, including the following ways:

•	our current and prospective customers will continue to have limited capital expenditures;

•	we will continue to have limited ability to forecast the volume and product mix of our sales;

•	we will experience increased competition as a result of reduced demand and we may experience downward pressures on pricing of our products which reduces gross margins;

•	the increased competition may enable customers to demand more favorable terms and conditions of sales including extended payment terms; and

•	any bankruptcies or weakening financial condition of some of our customers may require us to write off amounts due from prior sales.

These factors could lead to further reduced revenues and gross margins and increased operating losses.

Our strategy to pursue strategic and financial alternatives may not be successful.

We face numerous challenges as a focused optical switching vendor. In order to address these challenges we may, as part of our strategic alternatives review, pursue alternatives available to us, including but not limited to: (i) a sale to another entity, (ii) acquisitions of, or mergers or other combinations with companies with either complementary technologies or in adjacent segments and (iii) remaining a stand-alone entity. Any decision regarding strategic alternatives would be subject to inherent risk, and we cannot guarantee that we will be able to identify the appropriate opportunities, successfully negotiate economically beneficial terms, successfully integrate any acquired business, retain key employees or achieve the anticipated synergies or benefits of the strategic alternative selected. Additionally, we may issue additional shares in connection with a strategic transaction that could dilute the holdings of existing common stockholders, or we may utilize cash in such a strategic transaction. In implementing our strategy, we may enter markets in which we have little or no prior experience and there can be no assurance that we will be successful.

Further, we may consider appropriate action with respect to our cash position in light of present and anticipated business needs including but not limited to stock buybacks and cash distributions. We have engaged Morgan Stanley to assist us in the review of strategic and financial alternatives for our Company. There can be no assurances that any transaction or other corporate action will result from our review of strategic and financial alternatives. Further, there can be no assurance concerning the success, type, form, structure, nature, results, timing or terms and conditions of any such potential action, even if such an action does result from this review.

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

Our business has been adversely affected by the decline in the telecommunications industry which began in 2001. During this period, our revenue has decreased significantly and we enacted three separate restructuring programs which have reduced our cost structure and focused our business on the optical switching market. In order to remain competitive, we continue to maintain a significant cost structure, particularly within the research and development, sales and customer support organizations. We believe this cost structure is necessary to develop, market and sell our products to current and prospective customers. Due to our decreased revenues, our restructuring programs and our decision to maintain a significant cost structure, we have incurred a net loss for the first quarter of fiscal 2005 of $7.8 million and a cumulative net loss of $788.9 million at October 30, 2004. We expect that our decision to maintain a significant cost structure will require us to generate significantly higher revenue over current levels in order to achieve and maintain profitability. As a result, we expect to continue to incur net losses. We cannot assure you that our revenue will increase or that we will generate sufficient revenue to achieve or sustain such profitability.

We face intense competition that could adversely affect our sales and profitability.

As service providers continue to limit their capital spending, competition for optical switching opportunities is intense and continues to be dominated by large, incumbent equipment suppliers. Competition is based upon a combination of price, established customer relationships, broad product portfolios, large service and support teams, functionality and scalability. Large companies, such as Nortel Networks, Lucent Technologies, Alcatel, Cisco, Tellabs and Ciena Corporation, have historically dominated this market. Many of our competitors have long operating histories and greater financial, technical, sales, marketing and manufacturing resources than we do and are able to devote greater resources to the research and development of new products. These competitors also have long standing existing relationships with our current and prospective customers. To a lesser extent, new competitors have entered the optical networking market using the latest available technology in order to compete with our products. Our competitors may forecast market developments more accurately and could develop new technologies that compete with our products or even render our products obsolete.

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

Substantially all of our revenue is generated from a limited number of customers, and our success depends on increasing both direct sales and indirect sales through distribution channels to a limited number of incumbent service providers and the federal government.

There are limited optical switching opportunities since our current and prospective customers have reduced their capital expenditures and competition for these opportunities is intense. In recent quarters our revenue has been concentrated among a limited number of customers. None of our customers is contractually committed to purchase minimum quantities of products from us and orders are generally cancelable prior to shipment. We expect that our revenue will continue to depend on sales of our products to a limited number of customers. While expanding our customer base is a key objective, at the present time, the number of prospective customers for our products is limited. In addition, we believe that our industry may enter into a consolidation phase which would further reduce the number of prospective customers, slow purchases and delay optical switching deployment decisions.

Our direct sales efforts primarily target incumbent service providers, many of which have made significant investments in traditional optical networking infrastructures. In addition we are establishing channel relationships with distribution partners including resellers, distributors and systems integrators for the sale of our products to the federal government and commercial customers. We have entered into agreements with several distribution partners, some of which also sell products that compete with our products. We cannot be certain that we will be able to retain or attract distribution partners on a timely basis or at all, or that the distribution partners will devote adequate resources to selling our products. Since we have only limited experience in developing and managing such channels, the extent to which we will be successful is uncertain. If we are unable to develop and manage new channels of distribution to sell our products to incumbent service providers and the federal government, or if our distribution partners are unable to convince incumbent service providers or the federal government to deploy our optical networking solutions, our business, financial condition and results of operations will be materially adversely affected.

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

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that may have an adverse effect on our business.

The federal government and large telecommunications providers that make up a large part of our target market have substantial purchasing power and potential leverage in negotiating contractual arrangements with us. These customers and prospects may require us to develop additional features and require penalties for failure to deliver such features. As we seek to increase sales into our target markets, we may be required to agree to such terms and conditions, which may affect the timing of revenue recognition and amount of deferred revenues and may have an adverse effect on our business and financial condition.

We depend on a government agency, through our reseller, for a significant amount of our revenue and the loss or decline of existing or future government agency funding could adversely affect our revenue and cash flows.

For the first quarter of fiscal 2005, approximately 37% of our revenue was derived from a government agency through our reseller. This government agency (DISA) may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause the agency to terminate the projects, divert funds or delay implementation. The agency may terminate the contract at any time without cause. A significant reduction in funds available for the agency to purchase equipment would significantly reduce our revenue and cash flows. The significant reduction or delay in orders by the agency would also significantly reduce our revenue and cash flows. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the results of these audits or investigations are negative, our reputation could be damaged, contracts could be terminated or significant penalties could be assessed. If a contract is terminated for any reason, our ability to fully recover certain amounts may be impaired resulting in a material adverse impact on our financial condition and results of operations.

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

We and our contract manufacturers rely on single or limited sources for supply of certain components and our business may be seriously harmed if our supply of any of these components is disrupted.

We and our contract manufacturers purchase several key components from single or limited sources. These key components include commercial digital signal processors, central processing units, field programmable gate arrays, switch fabric, and optical transceivers. We generally purchase our key components on a purchase order basis and have no long-term contracts for these components. In the event of a disruption in supply of key components, we may not be able to develop an alternate source in a timely manner or on acceptable terms. Any such failure could impair our ability to deliver products to customers, which would adversely affect our revenue and operating results.

In addition, our reliance on key component suppliers exposes us to potential supplier production difficulties or quality variations. The loss of a source of supply for key components or a disruption in the supply chain could require us to incur additional costs to redesign our products that use those components.

During the past year, component suppliers have planned their production capacity to better match demand. If the demand for certain components increases beyond the component suppliers planned production capacity, there may be component shortages which may increase procurement costs. In addition, consolidation in the optical component industry could result in increased competition for supply of key components and higher component prices. If any of these events occurred, our revenue and operating results could be adversely affected.

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

International sales represented 48% of total revenue in the first quarter of fiscal 2005, and we have a substantial international customer base. We are subject to foreign exchange translation risk to the extent that our revenue is denominated in currencies other than the U.S. dollar. Doing business internationally requires significant management attention and financial resources to successfully develop direct and indirect sales channels and to support customers in international markets. We may not be able to maintain or expand international market demand for our products.

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

We face certain litigation risks.

We are the defendant in a securities lawsuit and a party to other litigation and claims in the normal course of our business. Litigation is by its nature uncertain and there can be no assurance that the ultimate resolution of such claims will not exceed the amounts accrued for such claims, if any. Litigation can be expensive, lengthy, and disruptive to normal business operations. An unfavorable resolution of a legal matter could have a material adverse affect on our business, operating results, or financial condition. For additional information regarding certain lawsuits in which we are involved, see Part II, Item 1 - “Legal Proceedings”.

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

Historically, the market for technology stocks has been extremely volatile. Our common stock has experienced, and may continue to experience, substantial price volatility. The occurrence of any one or more of the factors noted above could cause the market price of our common stock to fluctuate significantly. In addition, the following factors could cause the market price of our common stock to fluctuate significantly:

•	loss of a major customer;

•	significant changes or slowdowns in the funding and spending patterns of our current and prospective customers;

•	the addition or departure of key personnel;

•	variations in our quarterly operating results;

•	announcements by us or our competitors of significant contracts, new products or product enhancements;

•	failure by us to meet product milestones;

•	acquisitions, distribution partnerships, joint ventures or capital commitments;

•	regulatory changes in telecommunications;

•	variations between our actual results and the published expectations of securities analysts;

•	changes in financial estimates by securities analysts;

•	sales of our common stock or other securities in the future;

•	changes in market valuations of networking and telecommunications companies;

•	fluctuations in stock market prices and volumes; and

•	announcements or implementation of a stock buyback or cash distribution.

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

As of October 30, 2004, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 36% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at October 30, 2004, the fair value of the portfolio would decline by approximately $1.2 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business has become increasingly global, with international revenue representing 59% of total revenue in fiscal 2004, and 48% of revenue in the first quarter of fiscal 2005. We expect that international sales may continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our financial results, although to date the impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Part II. Other Information

Item 1. Legal Proceedings

Beginning on July 2, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors (the “Individual Defendants”) and the underwriters for the Company’s initial public offering on October 21, 1999. Some of the complaints also include the underwriters for the Company’s follow-on offering on March 14, 2000. The complaints were consolidated into a single action and an amended complaint was filed on April 19, 2002. The amended complaint, which is the operative complaint, was filed on behalf of persons who purchased the Company’s common stock between October 21, 1999 and December 6, 2000. The amended complaint alleges claims against the Company, several of the Individual Defendants and the underwriters for violations under Sections 11 and 15 of the Securities Act, primarily based on the assertion that the Company’s lead underwriters, the Company and several of the Individual Defendants made material false and misleading statements in the Company’s Registration Statements and Prospectuses filed with the Securities and Exchange Commission, or the SEC, in October 1999 and March 2000 because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the Company’s public offerings and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. It also alleges claims against the Company, the Individual Defendants and the underwriters under Sections 10(b) and 20(a) of the Exchange Act, primarily based on the assertion that the Company’s lead underwriters, the Company and the Individual Defendants defrauded investors by participating in a fraudulent scheme and by making materially false and misleading statements and omissions of material fact during the period in question. The amended complaint seeks damages in an unspecified amount.

The action against the Company is being coordinated with approximately three hundred other nearly identical actions filed against other companies. Due to the large number of nearly identical actions, the Court has ordered the parties to select up to twenty “test” cases. To date, along with sixteen other cases, the Company’s case has been selected as one such test case. As a result, among other things, the Company will be subject to broader discovery obligations and expenses in the litigation than non-test case issuer defendants.

On October 9, 2002, the court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and Section 20(a) claims without prejudice, because these claims were asserted only against the Individual Defendants. On October 13, 2004, the court denied the certification of a class in the action against the Company with respect to the Section 11 claims alleging that the defendants made material false and misleading statements in the Company’s Registration Statement and Prospectuses. The certification was denied because no class representative purchased shares between the date of the IPO and January 19, 2000 (the date unregistered shares entered the market), and thereafter suffered a loss on the sale of those shares. The court certified a class in the action against the Company with respect to the Section 10(b) claims alleging that the Company and the Individual Defendants defrauded investors by participating in a fraudulent scheme and by making materially false and misleading statements and omissions of material fact during the period in question.

The Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately three hundred issuer defendants and the individual defendants currently or formerly associated with those companies have approved, and submitted to the Court for its approval, the Settlement Agreement which sets forth the terms of a settlement between these parties. Among other provisions, the Settlement Agreement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful and for the Company to undertake certain responsibilities, including agreeing to assign away, not assert, or release, certain potential claims the Company may have against its underwriters. In addition, no payments will be required by the issuer defendants under the Settlement Agreement to the extent plaintiffs recover at least $1 billion from the underwriter defendants, who are not parties to the Settlement Agreement and have filed a memorandum of law in opposition to the approval of the Settlement Agreement. To the extent that plaintiffs recover less than $1 billion from the underwriter defendants, the approximately three hundred issuer defendants are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the

Settlement Agreement will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers. The Company’s insurance carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by the plaintiffs. Therefore, we do not expect that the Settlement Agreement will involve any payment by the Company. In addition, the Company has no information as to whether there are any material limitations on the expected recovery by other issuer defendants of any potential financial obligation to plaintiffs from the insurance carriers of those issuer defendants. Assuming there are no such material limitations, the Company’s maximum financial obligation to plaintiffs pursuant to the Settlement Agreement would be less than $3.4 million. The Company is unable to determine whether or when a settlement will occur or be finalized. If the Settlement Agreement is not approved and the Company is found liable, we are unable to estimate the potential damages that might be awarded and whether such damages would be greater than the Company’s insurance coverage.

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

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In the three months ended October 30, 2004, the following shares of common stock were surrendered to the Company:

	Total shares purchased *	Average price paid per share
August 1, 2004 – August 28, 2004	4,827	$0.00
August 29, 2004 – September 25, 2004	263	0.00
September 26, 2004 – October 30, 2004	188	0.00

Total	5,278	$0.00

*	Purchased from departing employees pursuant to preexisting contractual rights.

The Company has not publicly announced any programs to repurchase shares of common stock.

Item 6. Exhibits

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (2)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

10.1	Letter Agreement between Sycamore Networks, Inc. and Richard J. Gaynor.

10.2	Form of Indemnification Agreement between Sycamore Networks, Inc. and executive officers of Sycamore, including Richard J. Gaynor (4)

10.3	Form of Change in Control Agreement between Sycamore Networks, Inc. and executive officers of Sycamore, including Richard J. Gaynor (4)

10.4	Agreement and Release dated November 2, 2004 between Sycamore Networks, Inc. and Frances M. Jewels.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).

(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).

(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.

(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 1999 filed with the Commission on December 13, 1999.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sycamore Networks, Inc.

/s/ Richard J. Gaynor
Richard J. Gaynor
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: November 18, 2004