Form 10-Q
period 2005-01-29
SYCAMORE NETWORKS INC
filed 2005-02-25
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 29, 2005

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

The number of shares outstanding of the Registrant’s Common Stock as of February 14, 2005 was 275,326,704.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	January 29, 2005	July 31, 2004
Assets
Current assets:
Cash and cash equivalents	$373,172	$45,430
Short-term investments	396,187	482,274
Accounts receivable, net of allowance for doubtful accounts of $4,132 at January 29, 2005 and July 31, 2004	10,074	10,605
Inventories	4,148	4,294
Prepaids and other current assets	4,686	3,611

Total current assets	788,267	546,214

Property and equipment, net	8,412	9,419
Long-term investments	179,613	433,621
Other assets	1,585	1,664

Total assets	$977,877	$990,918

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,140	$5,602
Accrued compensation	2,254	2,071
Accrued warranty	2,086	2,017
Accrued expenses	3,600	3,077
Accrued restructuring costs	10,276	12,005
Deferred revenue	3,721	7,226
Other current liabilities	2,637	2,554

Total current liabilities	29,714	34,552

Deferred revenue	1,427	926

Total liabilities	31,141	35,478

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 2,500,000 shares authorized; 275,312 and 273,887 shares issued at January 29, 2005 and July 31, 2004, respectively	275	274
Additional paid-in capital	1,744,327	1,740,293
Accumulated deficit	(794,207)	(781,104)
Deferred compensation	(456)	(1,279)
Accumulated other comprehensive loss	(3,203)	(2,744)

Total stockholders’ equity	946,736	955,440

Total liabilities and stockholders’ equity	$977,877	$990,918

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
Revenue:
Product	$11,225	$3,673	$22,164	$9,829
Service	3,667	3,202	6,943	5,487

Total revenue	14,892	6,875	29,107	15,316

Cost of revenue:
Product	6,565	2,152	13,188	5,760
Service	1,837	2,094	3,754	4,210
Stock-based compensation:
Product	30	77	87	157
Service	17	100	53	200

Total cost of revenue	8,449	4,423	17,082	10,327

Gross profit	6,443	2,452	12,025	4,989

Operating expenses:
Research and development	11,217	11,751	22,889	23,049
Sales and marketing	3,011	4,345	6,155	8,756
General and administrative	1,932	1,482	4,180	3,450
Stock-based compensation:
Research and development	212	1,106	482	1,790
Sales and marketing	23	263	61	537
General and administrative	31	399	231	746

Total operating expenses	16,426	19,346	33,998	38,328

Loss from operations	(9,983)	(16,894)	(21,973)	(33,339)
Interest and other income, net	4,672	3,895	8,870	8,163

Loss before income taxes	(5,311)	(12,999)	(13,103)	(25,176)
Provision for income taxes	—	—	—	—

Net loss	$(5,311)	$(12,999)	$(13,103)	$(25,176)

Basic and diluted net loss per share	$(0.02)	$(0.05)	$(0.05)	$(0.09)
Weighted-average shares used in computing basic and diluted net loss per share	274,963	271,801	274,497	271,138

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	January 29, 2005	January 24, 2004
Cash flows from operating activities:
Net loss	$(13,103)	$(25,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,522	5,982
Stock-based compensation	914	3,430
Provision for doubtful accounts	—	(52)
Changes in operating assets and liabilities:
Accounts receivable	531	6,827
Inventories	146	(5,593)
Prepaids and other current assets	(1,075)	(709)
Deferred revenue	(3,004)	(310)
Accounts payable	(462)	871
Accrued expenses and other current liabilities	858	(1,127)
Accrued restructuring costs	(1,729)	(3,465)

Net cash used in operating activities	(14,402)	(19,322)

Cash flows from investing activities:
Purchases of property and equipment	(1,515)	(2,702)
Purchases of investments	(102,779)	(395,211)
Maturities of investments	442,415	461,817
Decrease in other assets	79	354

Net cash provided by investing activities	338,200	64,258

Cash flows from financing activities:
Proceeds from issuance of common stock	3,944	4,112
Purchase of treasury stock	—	(23)

Net cash provided by financing activities	3,944	4,089

Net increase in cash and cash equivalents	327,742	49,025
Cash and cash equivalents, beginning of period	45,430	182,640

Cash and cash equivalents, end of period	$373,172	$231,665

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

2. Basis of Presentation

The accompanying financial data as of January 29, 2005 and for the three and six months ended January 29, 2005 and January 24, 2004 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 filed with the SEC.

Certain previously reported amounts have been reclassified to conform to the current period presentation. In connection with the preparation of this report, the Company concluded that it was appropriate to classify certain auction rate securities as long-term investments. Previously, such investments had been classified as cash and cash equivalents. At January 29, 2005, the Company reclassified certain auction rate securities from cash and cash equivalents to long-term investments as of January 29, 2005 and for all prior periods. The Company also made corresponding adjustments to its Consolidated Statements of Cash Flows. As of January 29, 2005 and July 31, 2004, the Company held approximately $14.8 million and $107.3 million, respectively, of these auction rate securities, which were reclassified. These reclassifications had no impact on the results of operations of the Company.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of January 29, 2005 and results of operations and cash flows for the periods ended January 29, 2005 and January 24, 2004 have been made. The results of operations and cash flows for the periods ended January 29, 2005 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

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

The Company is required under SFAS 123 to disclose pro forma information regarding the stock awards made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
Net loss:
As reported	$(5,311)	$(12,999)	$(13,103)	$(25,176)

Stock-based compensation expense included in reported net loss under APB 25	313	1,945	914	3,430

Stock-based compensation expense that would have been included in reported net loss if the fair value provisions of FAS 123 had been applied to all awards	(5,265)	(9,875)	(12,549)	(19,097)

Pro forma	$(10,263)	$(20,929)	$(24,738)	$(40,843)

Basic and diluted net loss per share:
As reported	$(0.02)	$(0.05)	$(0.05)	$(0.09)
Pro forma	$(0.04)	$(0.08)	$(0.09)	$(0.15)

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
Numerator:
Net loss	$(5,311)	$(12,999)	$(13,103)	$(25,176)

Denominator:
Weighted-average shares of common stock outstanding	275,037	272,666	274,593	272,346
Weighted-average shares subject to repurchase	(74)	(865)	(96)	(1,208)

Shares used in per-share calculation – basic and diluted	274,963	271,801	274,497	271,138

Net loss per share:
Basic and diluted	$(0.02)	$(0.05)	$(0.05)	$(0.09)

Options to purchase 29.4 million and 28.8 million shares of common stock, at respective average exercise prices of $6.86 and $7.43, have not been included in the computation of diluted net loss per share for the three and six months ended January 29, 2005 and January 24, 2004, respectively, as their effect would have been anti-dilutive.

5. Inventories

Inventories consisted of the following (in thousands):

	January 29, 2005	July 31, 2004
Raw materials	$1,022	$702
Work in process	1,288	1,405
Finished goods	1,838	2,187

Total	$4,148	$4,294

6. Comprehensive Loss

The components of comprehensive loss consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
Net loss	$(5,311)	$(12,999)	$(13,103)	$(25,176)
Unrealized gain (loss) on investments	(1,269)	849	(459)	(56)

Comprehensive loss	$(6,580)	$(12,150)	$(13,562)	$(25,232)

7. Restructuring Charges and Related Asset Impairments

In fiscal 2001, the telecommunications industry began a severe decline which has impacted equipment suppliers, including the Company. In response to the telecommunications industry downturn, the Company enacted three separate restructuring programs: the first in the third quarter of fiscal 2001 (the “fiscal 2001 restructuring”), the second in the first quarter of fiscal 2002 (the “first quarter fiscal 2002 restructuring”), and the third in the fourth quarter of fiscal 2002 (the “fourth quarter fiscal 2002 restructuring”). As part of the Company’s fourth quarter fiscal 2002 restructuring program, the Company discontinued the development of its standalone transport products and focused its business exclusively on optical switching products. During fiscal 2002, as a result of the combined activity under all of the restructuring programs, the Company recorded a total net charge of $241.5 million, which was classified in the statement of operations as follows: cost of revenue - $91.7 million, operating expenses - $125.0 million, and non-operating expenses - $24.8 million. The originally recorded restructuring charges were subsequently reduced by credits totaling $14.6 million (cost of revenue - $10.8 million and operating expenses - $3.8 million). During fiscal 2003, due to various changes in estimates relating to the restructuring programs, the Company recorded a credit of $0.5 million classified as cost of revenue, and a net credit of $4.4 million classified as operating expenses. During the fourth quarter of fiscal 2004, the Company recorded a net charge of $0.3 million to operating expenses resulting from changes in estimates relating to its restructuring programs. During the second quarter of fiscal 2005, due to changes in estimates relating to its restructuring programs, the Company recorded a net charge of $0.4 million to operating expenses. In the event that other contingencies associated with the restructuring program occur, or the estimates associated with the restructuring programs are revised, the Company may be required to record additional charges or credits against the reserves previously recorded for its restructuring programs.

As of January 29, 2005, the Company had $10.3 million in accrued restructuring costs, consisting primarily of $9.8 million of accrued liabilities for facility consolidations. Details regarding each of the restructuring programs are described below.

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

During the third and fourth quarters of fiscal 2002, the Company recorded credits totaling $10.8 million to cost of revenue due to changes in estimates, the majority of which related to favorable settlements with contract manufacturers for non-cancelable inventory purchase commitments. In addition, during the fourth quarter of fiscal 2002, the Company recorded a net $3.8 million credit to operating expenses relating to various changes in estimates. The changes in estimates consisted of a $8.4 million reduction in potential legal matters associated with the restructuring programs and the reversal of an accrued liability of $0.8 million for workforce reductions, partially offset by $5.6 million of additional facility consolidation charges. During the third and fourth quarters of fiscal 2003, the Company recorded a net $0.1 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted of a $4.5 million reduction in potential legal matters associated with the restructuring programs, partially offset by $4.4 million of additional facility consolidation charges due to less favorable sublease assumptions. In addition, the Company recorded a $1.0 million non-cash charge to operating expenses for the write-down of certain land and a $0.5 million credit to cost of revenue relating to a favorable settlement with a supplier. During the fourth quarter of fiscal 2004, the Company recorded a net $0.3 million charge to operating expenses for additional facility consolidation charges. During the second quarter of fiscal 2005, due to less favorable sublease assumptions, the Company recorded a net $0.9 million charge to operating expenses.

As of January 29, 2005, the projected future cash payments of $9.9 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and potential legal matters associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the fiscal 2001 and the first quarter fiscal 2002 restructuring programs, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2004	Payments	Adjustments	Accrual Balance at January 29, 2005
Workforce reduction	$11,280	$1,002	$9,309	$969	$—	$—	$—	$—
Facility consolidations and certain other costs	41,618	9,786	18,676	2,682	10,474	1,500	(944)	9,918
Inventory and asset write-downs	292,736	187,512	94,420	10,804	—	—	—	—
Losses on investments	22,737	22,737	—	—	—	—	—	—

Total	$368,371	$221,037	$122,405	$14,455	$10,474	$1,500	$(944)	$9,918

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

During the third and fourth quarters of fiscal 2003, the Company recorded a net $4.4 million credit to operating expenses due to various changes in estimates. The changes in estimates consisted of a $4.1 million reduction in potential legal matters associated with the restructuring programs and a $0.8 million reduction in the costs associated with the workforce reduction, partially offset by $0.5 million of additional facility consolidation charges. In addition, the Company recorded a $0.9 million credit to operating expenses relating to proceeds received from the disposal of certain equipment. During the second quarter of fiscal 2005, due to an early lease termination, the Company recorded a net credit of $0.6 million to operating expenses.

As of January 29, 2005, the projected future cash payments of $0.4 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2006 and potential legal matters and contractual commitments associated with the restructuring programs.

The restructuring charges and related asset impairments recorded in the fourth quarter fiscal 2002 restructuring program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2004	Payments	Adjustments	Accrual Balance at January 29, 2005
Workforce reduction	$8,713	$814	$7,129	$770	$—	$—	$—	$—
Facility consolidations and certain other costs	20,132	—	14,961	3,640	1,531	582	591	358
Asset write-downs	22,637	22,637	—	—	—	—	—	—
Losses on investments	2,108	2,108	—	—	—	—	—	—

Total	$53,590	$25,559	$22,090	$4,410	$1,531	$582	$591	$358

8. Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005 and companies may elect to use either the modified-prospective or modified-retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. We are currently evaluating the impact of this standard and its transition alternatives, which may materially impact the Company’s results of operations in the first quarter of fiscal 2006 and thereafter.

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

The Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately three hundred issuer defendants and the individual defendants currently or formerly associated with those companies have approved, and submitted to the Court for its approval, settlement and related agreements (the “Settlement Agreement”) which set forth the terms of a settlement between these parties. Among other provisions, the Settlement Agreement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful and for the Company to undertake certain responsibilities, including agreeing to assign away, not assert, or release, certain potential claims the Company may have against its underwriters. In addition, no payments will be required by the issuer defendants under the Settlement Agreement to the extent plaintiffs recover at least $1 billion from the underwriter defendants, who are not parties to the Settlement Agreement and have filed a memorandum of law in opposition to the approval of the Settlement Agreement. To the extent that plaintiffs recover less than $1 billion from the underwriter defendants, the approximately three-hundred issuer defendants are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the Settlement Agreement will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers. The Company’s insurance carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by the plaintiffs. Therefore, we do not expect that the Settlement Agreement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers should arise, the Company’s maximum financial obligation to plaintiffs pursuant to the Settlement Agreement would be less than $3.4 million. On February 15, 2005, the court granted preliminary approval of the Settlement Agreement, subject to certain modifications consistent with its opinion. The issuer defendants and the plaintiffs have until February 28, 2005 to submit a revised Settlement Agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The underwriter defendants will have until March 10, 2005 to object to a revised Settlement

Agreement. There is no assurance that the parties to the settlement will be able to agree to a revised Settlement Agreement consistent with the court’s opinion, or that the court will grant final approval to the settlement to the extent the parties reach agreement. If the Settlement Agreement is not approved and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation assumed under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002 only for those items that require disclosure. As of January 29, 2005, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations and indemnifications for intellectual property infringement claims.

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

The following table summarizes the activity related to product warranty liability (in thousands):

	Three Months Ended		Six Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
Beginning balance	$1,978	$4,157	$2,017	$4,651
Accruals for warranties during the period	224	74	443	197
Settlements	(278)	(147)	(523)	(499)
Adjustments related to preexisting warranties	162	(188)	149	(453)

Ending balance	$2,086	$3,896	$2,086	$3,896

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

Executive Summary

Sycamore develops and markets optical networking products for telecommunications service providers worldwide. Our current and prospective customers include large, established domestic and international telecommunications service providers (sometimes referred to as incumbent service providers), non-traditional telecommunications service providers, newer start-up service providers (sometimes referred to as emerging service providers), systems integrators and government entities with private fiber networks (collectively referred to as “service providers”). We believe that our products enable service providers to cost effectively and easily transition their existing fiber optic network into a network infrastructure that can provision, manage and deliver economic, high-bandwidth services to their customers.

Our business has been adversely affected by the decline in the telecommunications industry which began in 2001. During this period, our revenue decreased significantly and we enacted three separate restructuring programs in order to reduce our cost structure and focus our business on the optical switching market. As part of our strategy, however, we continue to maintain a significant cost structure, particularly within the research and development, sales and customer service organizations. We believe this cost structure is necessary to develop, market and sell our products to current and prospective customers. Due to our decreased revenues, our restructuring programs and our decision to maintain a significant cost structure, we have incurred a cumulative net loss of $794.2 million at January 29, 2005.

We reported revenues of $14.9 million and $29.1 million for the three and six months ended January 29, 2005. While our operating results for the first and second quarters of fiscal 2005 improved over the first and second quarters of fiscal 2004, we expect that current market conditions will continue to have an adverse impact on our business. We anticipate that we will continue to generate operating losses and consume cash for at least the next several quarters, if not longer.

In particular, as service providers limit their capital spending, competition for optical switching opportunities is intense and continues to be dominated by large, incumbent equipment suppliers. We believe that large incumbent suppliers have numerous competitive advantages that include pricing leverage, established customer relationships, broad product portfolios, penetration into emerging markets and large service and support teams. In addition, industry reports continue to be very cautious regarding the optical networking environment. Sycamore’s target market, the optical switching segment, remains a very small percentage of the total market.

As reported previously, we have engaged Morgan Stanley to assist us in identifying and assessing all available alternatives to maximize shareholder value. We continue to review the strategic and financial alternatives available to Sycamore including but not limited to: (i) a sale to another entity; (ii) acquisitions of, or mergers or other combinations with, companies with either complementary technologies or in adjacent market segments; (iii) remaining a stand-alone entity; (iv) additional restructurings of our operations or business and (v) recapitalization alternatives, such as stock buybacks and cash distributions. Changes, if any, implemented as a result of the strategic alternatives review could affect the basic nature of our Company. During the course of this review, we intend to continue to follow our existing strategy and objectives as a stand-alone provider of optical networking equipment.

Our total cash, cash equivalents and investments were $949.0 million at January 29, 2005. Included in this amount were cash and cash equivalents of $373.2 million. We intend to fund our operations, including fixed commitments under operating leases, and any required capital expenditures over the next few years using our existing cash, cash equivalents and investments. We believe that, based on our business plans and current conditions, our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for the next twelve months. We also believe that our current cash, cash equivalents and investments will enable us to pursue the strategic and financial alternatives discussed above.

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

We continuously monitor the judgments, assumptions and estimates relating to the restructuring programs and, if these judgments, assumptions and estimates change, we may be required to record additional charges or credits against the reserves previously recorded for these restructuring programs. For example, during the second quarter of fiscal 2005, we recorded a net charge of $0.4 million to operating expenses for additional facility consolidation charges. In addition, during the fourth quarter of fiscal 2004, we recorded a net charge of $0.3 million to operating expenses due to less favorable sublease assumptions and during the third and fourth quarters of fiscal 2003, we recorded a net credit totaling $4.4 million to operating expenses, due to various changes in estimates relating to all of our restructuring programs. These credits included decreases in the accruals for potential legal matters associated with the restructuring programs and workforce reduction costs, partially offset by increases in the accrual for additional facility consolidation charges due to less favorable sublease assumptions. While we have reduced the accrual for potential legal matters based on our current estimate, given the inherent uncertainties involved in such matters, it is possible that we may subsequently incur costs in excess of the amount accrued. In addition, in the event that other contingencies associated with the restructuring programs occur, or the estimates associated with the restructuring programs are revised, we may be required to record additional charges or credits against the reserves previously recorded for the restructuring programs. As of January 29, 2005, we had $9.8 million accrued as part of our restructuring liability relating to facility consolidations.

Results of Operations

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	January 29, 2005	January 24, 2004	Variance in Dollars	Variance in Percent	January 29, 2005	January 24, 2004	Variance in Dollars	Variance in Percent
Revenue
Product	$11,225	$3,673	$7,552	205.6%	$22,164	$9,829	$12,335	125.5%
Service	3,667	3,202	465	14.5%	6,943	5,487	1,456	26.5%

Total revenue	$14,892	$6,875	$8,017	116.6%	$29,107	$15,316	$13,791	90.0%

Total revenue increased for the three and six months ended January 29, 2005 compared to the same periods ended January 24, 2004. The increase for the three and six months ended January 29, 2005 was due to an increase in both product and service revenue. Product revenue consists primarily of sales of our optical networking products including the SN 3000 and SN 16000 optical switches. Product revenue increased for the three and six months ended January 29, 2005 compared to the same periods ended January 24, 2004. The increase for the three and six months ended January 29, 2005 was primarily due to a higher level of product shipments including shipments for the GIG-BE project described below. Service revenue consists primarily of fees for services relating to the maintenance of our products and to a lesser extent installation services and training. Service revenue increased for the three and six months ended January 29, 2005 compared to the same periods ended January 24, 2004. The increase for the three and six months ended January 29, 2005 was primarily due to a higher level of maintenance and training revenue.

During fiscal 2004, the Defense Information Systems Agency (DISA) selected our products to serve as the optical digital cross connect platform for the Global Information Grid Bandwidth Expansion (GIG-BE) project. During fiscal 2004, through our distribution partner, Sprint Government Systems Division, DISA purchased certain evaluation equipment and began accepting GIG-BE product shipments.

For the second quarter of fiscal 2005, GIG-BE revenue accounted for 25.1% of our revenue and 3 other customers accounted for 26.2%, 15.2% and 14.6% of revenue. International revenue represented 57% of our total revenue for the second quarter of fiscal 2005. For the second quarter of fiscal 2004, three international customers accounted for the majority of our revenue and international revenue represented 98% of our total revenue. We expect future revenue will continue to be highly concentrated in a relatively small number of customers and that international revenue may continue to represent a significant percentage of future revenue. GIG-BE deployments in any given quarter may cause shifts in the percentage mix of domestic and international revenue. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially and adversely affect our business, financial condition and results of operations.

Gross profit

The following table presents gross profit for product and services, including non-cash stock-based compensation expense (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
Gross profit :
Product	$4,630	$1,444	$8,889	$3,912
Service	1,813	1,008	3,136	1,077

Total	$6,443	$2,452	$12,025	$4,989

Gross profit :
Product	41.2%	39.3%	40.1%	39.8%
Service	49.4%	31.5%	45.2%	19.6%
Total	43.3%	35.7%	41.3%	32.6%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services and other fixed manufacturing costs. Product gross profit increased for the three and six months ended January 29, 2005 compared to same periods ended January 24, 2004. The increase for the three and six months ended January 29, 2005 was primarily the result of higher product revenue partially offset by changes in customer mix and distribution channels. In the future, we believe that product gross profit may fluctuate due to pricing pressures resulting from intense competition for limited optical switching opportunities worldwide. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, shipment volume, overhead absorption, sales discounts, increases in material or labor costs, excess inventory and obsolescence charges, increases in component pricing, the introduction of new products or entering new markets with different pricing and cost structures.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit increased for the three and six months ended January 29, 2005 compared to the same periods ended January 24, 2004. The increase for the three and six months ended January 29, 2005 was primarily due to increased revenues and a reduction in service delivery costs primarily as a result of lower fixed support costs. Service gross profit may be affected in future periods by various factors such as the change in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	January 29, 2005	January 24, 2004	Variance in Dollars	Variance in Percent	January 29, 2005	January 24, 2004	Variance in Dollars	Variance in Percent
Research and development	$11,217	$11,751	$(534)	(4.5)%	$22,889	$23,049	$(160)	(0.7)%
Sales and marketing	3,011	4,345	(1,334)	(30.7)%	6,155	8,756	(2,601)	(29.7)%
General and administrative	1,932	1,482	450	30.4%	4,180	3,450	730	21.2%
Stock-based compensation	266	1,768	(1,502)	(85.0)%	774	3,073	(2,299)	(74.8)%

Total operating expenses	$16,426	$19,346	$(2,920)	(15.1)%	$33,998	$38,328	$(4,330)	(11.3)%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses decreased for the three and six months ended January 29, 2005 compared to the same periods ended January 24, 2004. The decrease in expenses for the three months ended January 29, 2005 was primarily due to lower fixed expenses and lower project materials costs partially offset by an increase in personnel-related expenses. The decrease in expenses for the six months ended January 29, 2005 was primarily due to lower fixed expenses, partially offset by higher project materials costs and personnel-related expenses.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, customer evaluations inventory and other sales and marketing support expenses. Sales and marketing expenses decreased for the three and six months ended January 29, 2005 compared to the same periods ended January 24, 2004. The decrease in expenses for the three and six months ended January 29, 2005 was primarily due to a reduction in the costs of evaluation equipment and lower personnel-related expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased for the three and six months ended January 29, 2005 compared to the same periods ended January 24, 2004. The increase for the three and six months ended January 29, 2005 was primarily due to increased professional and advisory fees. Expenses may continue to increase due to continued exploration of strategic alternatives.

Stock-Based Compensation Expense

Stock-based compensation expense primarily resulted from the granting of stock options and restricted shares with exercise or sale prices that were deemed to be below fair market value. Total stock-based compensation expense decreased for the three and six months ended January 29, 2005 compared the same periods ended January 24, 2004. The decrease for the three and six months ended January 29, 2005 was primarily due to lower deferred compensation balances resulting from the ongoing vesting of stock options and restricted shares with exercise or sales prices that were deemed to be below fair market value.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	January 29, 2005	January 24, 2004	Variance in Dollars	Variance in Percent	January 29, 2005	January 24, 2004	Variance in Dollars	Variance in Percent
Interest and other income, net	$4,672	$3,895	$777	20.0%	$8,870	$8,163	$707	8.7%

Interest and other income, net increased for the three and six months ended January 29, 2005 compared to the same periods ended January 24, 2004. The increase was primarily due to higher interest rates.

Provision for Income Taxes

We did not provide for income taxes for the three and six months ended January 29, 2005, or for the same periods in fiscal 2004, due to our cumulative tax losses in recent years and the net losses incurred during each period. We did not record any tax benefits relating to these losses due to the uncertainty surrounding the realization of these deferred tax assets. Under the provisions of the Internal Revenue Code of 1986, as amended, if certain substantial changes in our ownership were to occur, we could be limited in the future in the amount of net operating losses and other tax attributes that could be utilized annually to offset future taxable income. Future tax benefits have not been recognized in the financial statements, as their utilization is considered uncertain based on the weight of available information.

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $949.0 million at January 29, 2005. Included in this amount were cash and cash equivalents of $373.2 million, compared to $45.4 million at July 31, 2004. The increase in cash and cash equivalents for the six months ended January 29, 2005 was due to cash provided by investing activities of $338.2 million and cash provided by financing activities of $3.9 million partially offset by cash used in operating activities of $14.4 million.

Cash provided by investing activities of $338.2 million consisted primarily of net maturities of investments of $339.6 million. Cash provided by financing activities of $3.9 million consisted of proceeds from employee stock plan activity. Cash used in operating activities of $14.4 million consisted of the net loss for the period of $13.1 million, adjusted for net non-cash charges totaling $3.4 million and changes to working capital totaling $4.7 million. The most significant changes to working capital were a decrease in deferred revenue of $3.0 million, a decrease in accrued restructuring costs of $1.7 million, a decrease in prepaids and other current assets of $1.1 million and an increase in accrued expenses and other current liabilities of $0.9 million. Non-cash charges include depreciation and amortization and stock-based compensation.

Our primary source of liquidity comes from our cash and cash equivalents and investments, which totaled $949.0 million at January 29, 2005. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper, government securities and auction-rate securities, with contractual maturities ranging from February 2005 to July 2033. At January 29, 2005, $396.2 million of investments with maturities of less than one year were classified as short-term investments, and $179.6 million of investments with maturities of greater than one year were classified as long-term investments. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and investments will continue to be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At January 29, 2005, more than 37% of our accounts receivable balance was attributable to 5 international customers. As of January 29, 2005, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. We currently intend to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures over the next few years using our existing cash, cash equivalents and investments.

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

At January 29, 2005, our off-balance sheet arrangements, which consist entirely of contractual commitments for operating leases and inventory purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years
Operating Leases	$12,179	$4,321	$7,858	—
Inventory Purchase Commitments	6,491	6,491	—	—

Total	$18,670	$10,812	$7,858	—

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

We anticipate that our current and prospective customers will not materially increase their optical switching capital spending with us in the near future. As a result, we anticipate that our revenue, cost of revenue, gross profit and operating results will continue to be adversely affected by these market conditions.

We expect the trends described above to continue to affect our business in many ways, including the following ways:

•	our current and prospective customers will continue to have limited capital expenditures;

•	consolidation of our customers may cause delays, disruptions or reductions in their capital spending plans;

•	we will continue to have limited ability to forecast the volume and product mix of our sales;

•	we will experience increased competition as a result of reduced demand and we may experience downward pressures on pricing of our products which reduces gross margins;

•	the increased competition may enable customers to demand more favorable terms and conditions of sales including extended payment terms; and

•	any bankruptcies or weakening financial condition of some of our customers may require us to write off amounts due from prior sales.

These factors could lead to further reduced revenues and gross margins and increased operating losses.

Consolidation in the industry may lead to increased competition and harm our business.

The industry has experienced consolidation and we expect this trend to continue. Consolidation among our customers may cause delays or reductions in capital expenditure plans and/or increased competitive pricing pressures as the number of available customers declines and their relative purchasing power increases in relation to suppliers. Any of these factors could adversely affect our business.

Our strategy to pursue strategic and financial alternatives may not be successful.

We face numerous challenges as a focused optical switching vendor. In order to address these challenges we continue to pursue alternatives available to us, including but not limited to: (i) a sale to another entity, (ii) acquisitions of, or mergers or other combinations with companies with either complementary technologies or in adjacent segments, (iii) remaining a stand-alone entity, and (iv) additional restructuring of our operations or business. Any decision regarding strategic alternatives would be subject to inherent risk, and we cannot guarantee that we will be able to identify the appropriate opportunities, successfully negotiate economically beneficial terms, successfully integrate any acquired business, retain key employees or achieve the anticipated synergies or benefits of the strategic alternative selected. Additionally, we may issue additional shares in connection with a strategic transaction that could dilute the holdings of existing common stockholders, or we may utilize cash in such a strategic transaction. In implementing our strategy, we may enter markets in which we have little or no prior experience and there can be no assurance that we will be successful.

Further, we may consider appropriate action with respect to our cash position in light of present and anticipated business needs including but not limited to stock buybacks and cash distributions. As reported previously, we have engaged Morgan Stanley to assist us in the review of strategic and financial alternatives for our Company. There can be no assurances that any transaction or other corporate action will result from our review of strategic and financial alternatives. Further, there can be no assurance concerning the success, type, form, structure, nature, results, timing or terms and conditions of any such potential action, even if such an action does result from this review.

Whether or not we pursue any specific strategic alternative, the value of your shares may decrease.

The Company continues to review various strategic alternatives, including but not limited to, a sale to another entity, acquisitions of, or mergers or other combinations with other companies, remaining a standalone entity, additional restructuring of our operations or business and other recapitalization alternatives such as additional cash distributions and stock buybacks. We cannot predict whether, or when, such a transaction or transactions will be available, and we cannot assure you that we would be able to consummate any transaction or transactions or that any transaction or transactions would provide you with a positive return on your investment. Accordingly, whether or not we pursue any specific strategic alternative, the value of your shares may decrease.

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

Current economic and market conditions have limited our ability to forecast the volume and product mix of our sales, making it difficult to provide estimates of revenue and operating results. We continue to have limited visibility into the capital spending plans of our current and prospective customers. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our planned expense levels depend in part on our expectations of future revenue. Our planned expenses include significant investments in our research and development, sales and customer service organizations that we believe are necessary to develop, market and sell our products to current and prospective customers, even though we are unsure of the volume, duration or timing of any purchase orders. As a result, it is difficult to forecast revenue and operating results. If our revenue and operating results are below the expectations of our investors and market analysts, it could cause a decline in the price of our common stock.

Our current strategy requires us to maintain a significant cost structure and our failure to increase our revenues would prevent us from achieving and maintaining profitability.

Our business has been adversely affected by the decline in the telecommunications industry which began in 2001. During this period, our revenue has decreased significantly and we enacted three separate restructuring programs which have reduced our cost structure and focused our business on the optical switching market. In order to remain competitive, we continue to maintain a significant cost structure, particularly within the research and development, sales and customer support organizations. We believe this cost structure is necessary to develop, market and sell our products to current and prospective customers. Due to our decreased revenues, our restructuring programs and our decision to maintain a significant cost structure, we have incurred a net loss for the second quarter of fiscal 2005 of $5.3 million and a cumulative net loss of $794.2 million at January 29, 2005. We expect that our decision to maintain a significant cost structure will require us to generate significantly higher revenue over current levels in order to achieve and maintain profitability. As a result, we expect to continue to incur net losses. We cannot assure you that our revenue will increase or that we will generate sufficient revenue to achieve or sustain such profitability.

We face intense competition that could adversely affect our sales and profitability.

Service providers continue to limit their capital spending. Competition for optical switching opportunities is intense and continues to be dominated by large, incumbent equipment suppliers. Competition is based upon a combination of price, established customer relationships, broad product portfolios, large service and support teams, functionality and scalability. Large companies, such as Nortel Networks, Lucent Technologies, Alcatel, Cisco, Tellabs and Ciena Corporation, have historically dominated this market. Many of our competitors have long operating histories and greater financial, technical, sales, marketing and manufacturing resources than we do and are able to devote greater resources to the research and development of new products. These competitors also have long standing existing relationships with our current and prospective customers. To a lesser extent, new competitors have entered the optical networking market using the latest available technology in order to compete with our products. Our competitors may forecast market developments more accurately and could develop new technologies that compete with our products or even render our products obsolete.

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

We may not be successful in selling our products through established channels to the federal government.

We have a reseller agreement for the sale of our products to the federal government and our products were selected to serve as the optical digital cross connect platform for DISA’s GIG-BE project. Since we have only limited experience in developing and managing such channels, the extent to which we will be successful is uncertain. Sales to the federal government require compliance with on-going complex procurement rules and regulations with which we have little experience. We will not be able to succeed in the federal government market and sell our products to federal government contractors if we cannot comply with these rules and regulations. The federal government is not contractually committed to purchase our products for the GIG-BE project, and there can be no assurance that it will purchase our products in the future. Our failure to sell products to the federal government, including for use in the GIG-BE project, could adversely affect our ability to achieve our planned levels of revenue, which would affect our profitability and results of operations.

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

For the first six months of fiscal 2005, approximately 31% of our revenue was derived from a government agency through our reseller. This government agency (DISA) may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause the agency to terminate the projects, divert funds or delay implementation. The agency may terminate the contract at any time without cause. A significant reduction in funds available for the agency to purchase equipment would significantly reduce our revenue and cash flows. The significant reduction or delay in orders by the agency would also significantly reduce our revenue and cash flows. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the results of these audits or investigations are negative, our reputation could be damaged, contracts could be terminated or significant penalties could be assessed. If a contract is terminated for any reason, our ability to fully recover certain amounts may be impaired resulting in a material adverse impact on our financial condition and results of operations.

Any acquisitions or strategic investments we make could disrupt our business and seriously harm our financial condition.

As part of our business strategy, we consider acquisitions, strategic investments and business combinations including those in complementary companies, products or technologies, or in adjacent market segments and otherwise. We may consider such acquisitions to broaden our product portfolio, gain access to a particular customer base or market, or to take immediate advantage of a strategic opportunity. In the event of an acquisition, we may:

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

During the normal course of business, we may provide purchase orders to our contract manufacturers for up to six months prior to scheduled delivery of products to our customers. If we overestimate our product requirements, the contract manufacturers may assess cancellation penalties or we may have excess inventory which could negatively impact our gross margins. If we underestimate our product requirements, the contract manufacturers may have inadequate inventory that could interrupt manufacturing of our products and result in delays in shipment to our customers. We also could incur additional charges to manufacture our products to meet our customer deployment schedules. If we overestimate or underestimate our product requirements, our revenue and gross profit may be impacted.

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

International sales represented 53% of total revenue in the first six months of fiscal 2005, and we have a substantial international customer base. We are subject to foreign exchange translation risk to the extent that our revenue is denominated in currencies other than the U.S. dollar. Doing business internationally requires significant management attention and financial resources to successfully develop direct and indirect sales channels and to support customers in international markets. We may not be able to maintain or expand international market demand for our products.

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

Our ability to compete and pursue strategic alternatives could be jeopardized if we are unable to protect our intellectual property rights or infringe on intellectual property rights of others.

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our products, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete and pursue strategic alternatives effectively could be harmed. Litigation may be necessary to enforce our intellectual property rights. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse affect on our business, operating results and financial condition.

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

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.

The Sarbanes-Oxley Act of 2002, in particular Section 404, requires our management to report on the effectiveness of our internal controls over financial reporting. Beginning with our Form 10-K for our fiscal year ending July 31, 2005, our independent auditors will be required to attest to and report on the evaluation by our management. We are currently undergoing a review of our internal control systems and procedures and are considering improvements that will be necessary in order for us to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Although we believe that our efforts will enable us to provide the required management report and enable our independent auditors to provide their attestation report concerning our assessment and the effectiveness of our internal controls over financial reporting as of our fiscal year end, we can give no assurances that such efforts will be completed in a timely manner and on a successful basis, which could adversely affect the market price of our common stock.

Our earnings may be impacted by the new accounting pronouncements requiring the expensing of equity instruments issued to employees.

We currently account for the issuance of stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The FASB has issued SFAS 123R, “Share-Based Payment” that changes the accounting treatment for grants of options, sale of shares under our employee stock purchase plan and other equity instruments issued to employees. The provisions of SFAS 123R will require companies to record a charge to earnings for employee stock option grants and other equity incentives beginning July 1, 2005. SFAS 123R will be effective for our first quarter of fiscal 2006 and thereafter. Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the first quarter of fiscal 2006 and thereafter.

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

As of January 29, 2005, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 36% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at January 29, 2005, the fair value of the portfolio would decline by approximately $1.1 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business has become increasingly global, with international revenue representing 59% of total revenue in fiscal 2004, and 53% of revenue in the first six months of fiscal 2005. We expect that international sales may continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our financial results, although to date the impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

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

The Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately three hundred issuer defendants and the individual defendants currently or formerly associated with those companies have approved, and submitted to the Court for its approval, settlement and related agreements (the “Settlement Agreement”) which set forth the terms of a settlement between these parties. Among other provisions, the Settlement Agreement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful and for the Company to undertake certain responsibilities, including agreeing to assign away, not assert, or release, certain potential claims the Company may have against its underwriters. In addition, no payments will be required by the issuer defendants under the Settlement Agreement to the extent plaintiffs recover at least $1 billion from the underwriter defendants, who are not parties to the Settlement Agreement and have filed a memorandum of law in opposition to the approval of the Settlement Agreement. To the extent that plaintiffs recover less than $1 billion from the underwriter defendants, the approximately three-hundred issuer defendants are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the Settlement Agreement will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers. The Company’s insurance carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by the plaintiffs. Therefore, we do not expect that the Settlement Agreement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers should arise, the Company’s maximum financial obligation to plaintiffs pursuant to the Settlement Agreement would be less than $3.4 million. On February 15, 2005, the court granted preliminary approval of the Settlement Agreement, subject to certain modifications consistent with its opinion. The issuer defendants and the plaintiffs have until February 28, 2005 to submit a revised Settlement Agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The underwriter defendants will have until March 10, 2005 to object to a revised Settlement Agreement. There is no assurance that the parties to the settlement will be able to agree to a revised Settlement Agreement consistent with the court’s opinion, or that the court will grant final approval to the settlement to the extent the parties reach agreement. If the Settlement Agreement is not approved and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the six months ended January 29, 2005, the following shares of common stock were surrendered to the Company:

	Total shares purchased *	Average price paid per share
October 31, 2004 – November 27, 2004	1,023	$—
November 28, 2004 – December 25, 2004	—	—
December 26, 2004 – January 29, 2005	5,008	—

Total	6,031	$—

*	Purchased from departing employees pursuant to preexisting contractual rights.

The Company has not publicly announced any programs to repurchase shares of common stock.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting held on December 20, 2004, the stockholders of the Company elected the following nominees, each to serve for a three-year term as a Class II Director and until their respective predecessors are elected and qualified:

Nominees	For	Withheld
Gururaj Deshpande	252,889,402	996,981
Paul J. Ferri	252,562,102	1,324,281

Daniel E. Smith, Timothy A. Barrows, Paul W. Chisholm and John W. Gerdelman also continued as directors of the Company after the annual meeting.

At the same annual meeting, the stockholders of the Company ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2005 by the following vote:

For	Against	Abstention
252,233,571	1,570,839	81,973

Item 6. Exhibits

Exhibits:

(a) List of Exhibits

Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (2)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

10.1	Letter Agreement between Sycamore Networks, Inc. and Alan Cormier.

10.2	Form of Indemnification Agreement between Sycamore Networks, Inc. and executive officers of Sycamore, including Alan Cormier. (4)

*10.3	Lease Term Expiration Agreement between Sycamore Networks, Inc. and Farley White Associates, LLC dated January 21, 2005.

*10.4	Agreement for the Provision of Hardware, Software, Training, Support and Maintenance and Project Management Services to Vodafone Limited between Vodafone Limited and Sycamore Networks, Inc. dated November 16, 2000, as amended by amendments 1 through 5.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 1999 filed with the Securities and Exchange Commission on December 13, 1999.
*	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sycamore Networks, Inc.

/s/ Richard J. Gaynor
Richard J. Gaynor
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: February 25, 2005