Form 10-K/A
period 2004-07-31
SYCAMORE NETWORKS INC
filed 2005-09-12
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of July 31, 2004 there were 273,887,455 shares outstanding of the registrant’s common stock, $0.001 par value. As of January 23, 2004 the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $996,596,000.

DOCUMENTS INCORPORATED BY REFERENCE

PART III—Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 20, 2004 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) to this Form 10-K/A.

Explanatory Note

Restatement of Consolidated Financial Statements

We are amending our Annual Report on Form 10-K for the year ended July 31, 2004 to restate our consolidated financial statements for the years ended July 31, 2004, 2003 and 2002 and the related disclosures. This Form 10-K/A also includes the restatement of selected financial data as of and for the year ended July 31, 2004, 2003, 2002, 2001 and 2000, which is included in Item 6.

On August 25, 2005, the Company’s Board of Directors, upon the recommendation of Sycamore’s management, concluded that the Company’s consolidated financial statements for the years ended July 31, 2004, 2003, 2002, 2001 and 2000 should be restated to reflect the effects of additional non-cash stock compensation expense resulting from certain identified stock options granted during calendar years 1999 to 2001 that were erroneously accounted for under generally accepted accounting principles (“GAAP”). The Company’s decision to restate these financial statements was based on the findings of an independent investigation into the Company’s stock option accounting that was conducted under the direction of the Audit Committee of its Board of Directors.

On August 31, 2005, in connection with the preparation of the Company’s amended Form 10-K/A for the year ended July 31, 2004, the Company determined that the pro forma disclosures for stock-based compensation expense required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) included in Note 2 to the consolidated financial statements included in the original filing of the Company’s Annual Report on Form 10-K filed on August 23, 2004 (the “Original Filing”) for the year ended July 31, 2004 were in error. Specifically, the error related to the calculation of the effect of a stock option exchange program that took place on June 20, 2001. Additionally, the Company has determined that the disclosure of its net deferred tax assets were incorrect and accordingly such disclosures should be restated. These errors do not have any impact on the Company’s consolidated statements of operations, consolidated balance sheets or consolidated statements of cash flows for any period.

We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K for the periods affected by the restatements or adjustments. For this reason, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon. All the information in this Form 10-K/A is as of July 31, 2004 and does not reflect any subsequent information or events other than the restatement. For the convenience of the reader, this Form 10-K/A sets forth the Original 10-K in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby as a result of the restatement:

Part I – Item 1 – Business;

Part II – Item 6 – Selected Financial Data;

Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part II – Item 8 – Financial Statements and Supplementary Data;

Part II – Item 9A – Controls and Procedures;

Part IV – Item 15 Exhibits and Financial Statement Disclosure

This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing), affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s periodic filings made with the Securities and Exchange Commission (“SEC”) subsequent to the date of the Original Filing, including any amendments to those filings. In addition, in accordance with applicable SEC rules, this Form 10-K/A includes an updated Consent of Independent Registered Public Accounting Firm and updated certifications from the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2.

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

In early 2001, the telecommunications industry began a severe decline which had a significant impact on our business. The telecommunications industry decline and the continued spending constraints in the optical networking market caused a decrease in the demand for our products which had an adverse impact on our revenue and profitability. Total revenue for fiscal 2004 was $44.5 million, an increase of 16.4% compared to fiscal 2003. Total revenue for fiscal 2003 was $38.3 million, a decrease of 41.3% compared to fiscal 2002. Our net losses for fiscal 2004 and 2003 were $44.8 million and $55.9 million, respectively, and we have incurred a cumulative net loss of $814.7 million as of July 31, 2004. See our consolidated financial statements for additional details.

In response to these market conditions, we enacted three separate restructuring programs through the fourth quarter of fiscal 2002, which have reduced our cost structure and focused our business on optical switching products, network management products and design and planning tools. As a result of our restructuring programs we have incurred net charges totaling $402.7 million, comprised as follows: $175.1 million of net charges related to excess inventory, $202.8 million of net charges for restructuring and related asset impairments, and $24.8 million of losses on investments, as described in detail in Note 11 to our consolidated financial statements.

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

Our research and development expenditures were $45.7 million, $52.4 million and $109.7 million for the years ended July 31, 2004, 2003 and 2002, respectively. All of our expenditures for research and development, as well as stock-based compensation expense relating to research and development of $2.8 million, $3.0 million and $10.9 million, for the years ended July 31, 2004, 2003 and 2002, respectively, have been expensed as incurred. As of July 31, 2004, we had approximately 222 employees involved in research and development.

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

Fiscal year 2004:

	High	Low
Fourth Quarter ended July 31, 2004	$4.41	$3.49
Third Quarter ended April 24, 2004	5.81	3.91
Second Quarter ended January 24, 2004	6.29	4.36
First Quarter ended October 25, 2003	5.36	3.75

Fiscal year 2003:

	High	Low
Fourth Quarter ended July 31, 2003	$4.63	$3.12
Third Quarter ended April 26, 2003	3.25	2.90
Second Quarter ended January 25, 2003	3.46	2.48
First Quarter ended October 26, 2002	3.04	2.29

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

See the “Restatement of Consolidated Financial Statements” Explanatory Note to Amendment No. 1 to the Annual Report on Form 10-K/A and Note 3 to our consolidated financial statements for more detailed information regarding the restatement of our consolidated financial statements for the years ended July 31, 2004, 2003, 2002, 2001 and 2000.

	For the years ended July 31,
	2004	2003	2002	2001	2000
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$44,547	$38,276	$65,174	$374,746	$198,137
Cost of revenue	29,233	35,236	152,854	319,812	106,564

Gross profit (loss)	15,314	3,040	(87,680)	54,934	91,573
Operating expenses:
Research and development	45,692	52,438	109,654	159,607	71,903
Sales and marketing	18,108	19,763	39,687	83,478	30,650
General and administrative	7,366	7,239	10,166	16,820	9,824
Stock-based compensation	4,880	7,320	24,251	89,958	20,902
Restructuring charges and related asset impairments	—	(4,447)	124,990	81,926	—
Acquisition costs	—	—	—	4,948	—

Total operating expenses	76,046	82,313	308,748	436,737	133,279

Loss from operations	(60,732)	(79,273)	(396,428)	(381,803)	(41,706)
Losses on investments	—	—	(24,845)	—	—
Interest and other income, net	15,890	23,342	40,027	85,299	41,720

Income (loss) before income taxes	(44,842)	(55,931)	(381,246)	(296,504)	14
Income tax expense	—	—	—	13,132	745

Net loss	$(44,842)	$(55,931)	$(381,246)	$(309,636)	$(731)

Basic net income (loss) per share	$(0.17)	$(0.21)	$(1.50)	$(1.30)	$0.00
Diluted net income (loss) per share	$(0.17)	$(0.21)	$(1.50)	$(1.30)	$0.00
Shares used in per-share calculation—basic	272,123	265,702	254,663	237,753	166,075
Shares used in per-share calculation—diluted	272,123	265,702	254,663	237,753	166,075

	As of July 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$961,325	$995,583	$1,043,545	$1,248,549	$1,517,103
Working capital	511,662	583,877	588,582	731,114	1,147,629
Total assets	990,918	1,032,628	1,118,575	1,551,321	1,697,915
Long term debt, less current portion	—	—	—	—	1,157
Total stockholders’ equity	$955,440	$992,515	$1,038,523	$1,387,860	$1,591,118

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restatement of Consolidated Financial Statements

On August 25, 2005, the Company’s Board of Directors, upon the recommendation of Sycamore’s management, concluded that the Company’s consolidated financial statements for the years ended July 31, 2004, 2003, 2002, 2001 and 2000 should be restated to reflect the effects of additional non-cash stock compensation expense resulting from certain identified stock options granted during calendar years 1999 to 2001 that were erroneously accounted for under generally accepted accounting principles (“GAAP”). The Company’s decision to restate these financial statements was based on the findings of an independent investigation into the Company’s stock option accounting that was conducted under the direction of the Audit Committee of its Board of Directors. The following discussion and analysis has been amended to reflect the restatement described above in the “Restatement of Consolidated Financial Statements” Explanatory Note to this Amendment No. 1 to Annual Report on Form 10-K/A and in Note 3 to our consolidated financial statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports.

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

Our business has been significantly impacted by the decline in the telecommunications industry which began in 2001. As a result of this decline, service providers decreased their capital spending resulting in a reduction in demand for our products. Since fiscal 2001, our revenue decreased by $330.2 million and we enacted three separate restructuring programs in order to reduce our cost structure and focus our business on the optical switching market. We incurred net restructuring charges of $402.7 million, comprised as follows: $175.1 million of net charges related to excess inventory, $202.8 million of net charges for restructuring and related asset impairments, and $24.8 million of losses on investments, as described in detail in Note 11 to our consolidated financial statements.

Total revenue for fiscal 2004 was $44.5 million, an increase of 16.4% compared to fiscal 2003. Total revenue for fiscal 2003 was $38.3 million, a decrease of 41.3% compared to fiscal 2002. Throughout the telecommunications industry decline, our revenue has varied significantly. As part of our strategy, however, we continue to maintain a significant cost structure, particularly within the research and development, sales and customer service organizations. We believe this cost structure is necessary to develop, market and sell our products to current and prospective customers. Due to our decreased revenues, our restructuring programs and our decision to maintain a significant cost structure, we have incurred a cumulative net loss of $814.7 million at July 31, 2004. While our fiscal 2004 operating results improved modestly over fiscal 2003, we expect that current market conditions will continue to have an adverse impact on our business. We anticipate that we will continue to generate operating losses and consume cash for at least the next several quarters, if not longer.

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

Our total cash, cash equivalents and investments were $961.3 million at July 31, 2004. Included in this amount were cash and cash equivalents of $45.4 million. We intend to fund our operations, including fixed commitments under operating leases, and any required capital expenditures over the next few years using our existing cash, cash equivalents and investments. We believe that, based on our business plans and current conditions, our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for the next twelve months. We also believe that our current cash, cash equivalents and investments will enable us to pursue the strategic and financial alternatives discussed above.

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

Gross profit (loss)

The following table presents gross profit (loss) for product and services, including non-cash stock-based compensation expense (in thousands, except percentages):

	Year Ended July 31,
	2004	2003
	(as restated)	(as restated)
Gross profit (loss):
Product	$12,130	$4,203
Service	3,184	(1,163)

Total	$15,314	$3,040

Gross profit (loss):
Product	37.1%	16.1%
Service	26.9%	(9.6)%

Total	34.4%	7.9%

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

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2004	2003
	(as restated)	(as restated)	(as restated)	(as restated)
Research and development	$45,692	$52,438	$(6,746)	(12.9)%
Sales and marketing	18,108	19,763	(1,655)	(8.4)%
General and administrative	7,366	7,239	127	1.8%
Stock-based compensation	4,880	7,320	(2,440)	(33.3)%
Restructuring charges and related asset impairments	—	(4,447)	4,447	—

Total operating expenses	$76,046	$82,313	$(6,267)	(7.6)%

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

Gross profit (loss)

The following table presents gross profit (loss) for product and services, including non-cash stock-based compensation expense (in thousands, except percentages):

	Year Ended July 31,
	2003	2002
	(as restated)	(as restated)
Gross profit (loss):
Product	$4,203	$(83,841)
Service	(1,163)	(3,839)

Total	$3,040	$(87,680)

Gross profit (loss):
Product	16.1%	(192.7)%
Service	(9.6)%	(17.7)%

Total	7.9%	(134.5)%

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

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2003	2002
	(as restated)	(as restated)	(as restated)	(as restated)
Research and development	$52,438	$109,654	$(57,216)	(52.2)%
Sales and marketing	19,763	39,687	(19,924)	(50.2)%
General and administrative	7,239	10,166	(2,927)	(28.8)%
Stock-based compensation	7,320	24,251	(16,931)	(69.8)%
Restructuring charges and related asset impairments	(4,447)	124,990	(129,437)	(103.6)%

Total operating expenses	$82,313	$308,748	$(226,435)	(73.3)%

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

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $961.3 million at July 31, 2004. Included in this amount were cash and cash equivalents of $45.4 million, compared to $197.7 million at July 31, 2003. The decrease in cash and cash equivalents of $152.3 million was attributable to cash used in operating activities of $33.1 million and cash used in investing activities of $125.8 million, partially offset by cash provided by financing activities of $6.6 million.

Cash used in investing activities of $125.8 million consisted primarily of net purchases of investments of $122.6 million. Cash used in operating activities of $33.1 million consisted of the net loss for the period of $44.8 million, adjusted for net non-cash charges totaling $15.3 million and changes in working capital totaling $3.5 million. The most significant changes in working capital were a decrease in accrued restructuring costs of $7.1 million, a decrease in accrued expenses and other current liabilities of $5.2 million, partially offset by an increase in deferred revenue of $5.5 million and an increase in accounts payable of $2.1 million. Net non-cash charges included depreciation and amortization, provision for doubtful accounts and stock-based compensation. Cash provided by financing activities of $6.6 million consisted primarily of the proceeds received from employee stock plan activity.

Our primary source of liquidity comes from our cash and cash equivalents and investments, which totaled $961.3 million at July 31, 2004. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities at the date of acquisition ranging from 90 days to three years. At July 31, 2004, $482.3 million of investments with maturities of less than one year were classified as short-term investments, and $433.6 million of investments with maturities of greater than one year were classified as long-term investments. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and investments will continue to be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At July 31, 2004, more than 80% of our accounts receivable balance was attributable to two customers.

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

Our business has been significantly impacted by the decline in the telecommunications industry. Since 2001, our revenue decreased by $330.2 million, and we enacted three separate restructuring programs which have reduced our cost structure and focused our business on the optical switching market. In order to remain competitive, we continue to maintain a significant cost structure, particularly within the research and development, sales and customer support organizations. We believe this cost structure is necessary to develop, market and sell our products to current and prospective customers. Due to our decreased revenues, our restructuring programs and our decision to maintain a significant cost structure, we have incurred a net loss for fiscal 2004 of $44.8 million and a cumulative net loss of $814.7 million at July 31, 2004. We expect that our decision to maintain a significant cost structure will require us to generate significantly higher revenue over current levels in order to achieve and maintain profitability. As a result, we expect to continue to incur net losses. We cannot assure you that our revenue will increase or that we will generate sufficient revenue to achieve or sustain such profitability.

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

As described in Note 3, the Company has restated its previously issued financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

August 18, 2004, except for Note 3, as to which date is September 12, 2005

SYCAMORE NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	July 31, 2004	July 31, 2003
	(as restated)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$45,430	$197,721
Short-term investments	482,274	406,703
Accounts receivable, net of allowance for doubtful accounts of $4,132 and $4,184 at July 31, 2004 and July 31, 2003, respectively	10,605	10,769
Inventories	4,294	5,117
Prepaids and other current assets	3,611	3,680

Total current assets	546,214	623,990
Property and equipment, net	9,419	14,589
Long-term investments	433,621	391,159
Other assets	1,664	2,890

Total assets	$990,918	$1,032,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,602	$3,475
Accrued compensation	2,071	3,545
Accrued warranty	2,017	4,651
Accrued expenses	3,077	4,203
Accrued restructuring costs	12,005	19,086
Deferred revenue	7,226	2,677
Other current liabilities	2,554	2,476

Total current liabilities	34,552	40,113

Deferred revenue	926	—

Total liabilities	35,478	40,113

Commitments and contingencies (Notes 6 and 12)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized, none issued and outstanding at July 31, 2004 and July 31, 2003	—	—
Common stock, $.001 par value; 2,500,000 shares authorized, 273,887 and 272,099 shares issued at July 31, 2004 and July 31, 2003, respectively.	274	272
Additional paid-in capital	1,774,214	1,767,516
Accumulated deficit	(814,744)	(769,902)
Deferred compensation	(1,560)	(7,152)
Treasury stock, at cost; 0 and 147 shares held at July 31, 2004 and July 31, 2003, respectively.	—	(11)
Accumulated other comprehensive income (loss)	(2,744)	1,792

Total stockholders’ equity	955,440	992,515

Total liabilities and stockholders’ equity	$990,918	$1,032,628

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended July 31,
	2004	2003	2002
	(as restated)	(as restated)	(as restated)
Revenue
Product	$32,729	$26,166	$43,516
Service	11,818	12,110	21,658

Total revenue	44,547	38,276	65,174

Cost of revenue
Product	20,264	21,155	126,373
Service	8,144	12,537	24,516
Stock-based compensation:
Product	335	808	984
Service	490	736	981

Total cost of revenue	29,233	35,236	152,854

Gross profit (loss)	15,314	3,040	(87,680)
Operating expenses:
Research and development	45,692	52,438	109,654
Sales and marketing	18,108	19,763	39,687
General and administrative	7,366	7,239	10,166
Stock-based compensation:
Research and development	2,764	2,995	10,852
Sales and marketing	1,035	1,742	10,903
General and administrative	1,081	2,583	2,496
Restructuring charges and related asset impairments	—	(4,447)	124,990

Total operating expenses	76,046	82,313	308,748

Loss from operations	(60,732)	(79,273)	(396,428)
Losses on investments	—	—	(24,845)
Interest and other income, net	15,890	23,342	40,027

Loss before income taxes	(44,842)	(55,931)	(381,246)
Income tax expense	—	—	—

Net loss	$(44,842)	$(55,931)	$(381,246)

Basic and diluted net loss per share	$(0.17)	$(0.21)	$(1.50)
Shares used in per-share calculation—basic and diluted	272,123	265,702	254,663

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
			(as restated)	(as restated)	(as restated)			(as restated)	(as restated)

Balance, July 31, 2001	273,681	$274	$1,772,766	$(332,725)	$(57,075)	680	$(126)	$4,746	$1,387,860

Net loss	—	—	—	(381,246)	—	—	—	—	(381,246)
Unrealized loss on investments	—	—	—	—	—	—	—	(189)	(189)

Total comprehensive loss									(381,435)
Treasury stock purchases	—	—	—	—	—	3,716	(319)	—	(319)
Issuance of common stock under employee and director stock plans	—	—	4,878	—	—	(2,463)	287	—	5,165
Stock-based compensation expense	—	—	2,910	—	23,306	—	—	—	26,216
Adjustments to deferred compensation for terminated employees	—	—	(14,359)	—	14,359	—	—	—	—
Compensation expense relating to stock option acceleration	—	—	1,036	—	—	—	—	—	1,036

Balance, July 31, 2002	273,681	274	1,767,231	(713,971)	(19,410)	1,933	(158)	4,557	1,038,523

Net loss	—	—	—	(55,931)	—	—	—	—	(55,931)
Unrealized loss on investments	—	—	—	—	—	—	—	(2,765)	(2,765)

Total comprehensive loss									(58,696)
Treasury stock purchases	—	—	—	—	—	1,861	(163)	—	(163)
Treasury stock retirements	(2,861)	(3)	(243)	—	—	(2,861)	246	—	—
Issuance of common stock under employee and director stock plans	1,279	1	3,460	—	—	(786)	64	—	3,525
Stock-based compensation expense	—	—	525	—	8,339	—	—	—	8,864
Adjustments to deferred compensation for terminated employees	—	—	(3,919)	—	3,919	—	—	—	—
Compensation expense relating to stock option acceleration	—	—	462	—	—	—	—	—	462

Balance, July 31, 2003	272,099	272	1,767,516	(769,902)	(7,152)	147	(11)	1,792	992,515

Net loss	—	—	—	(44,842)	—	—	—	—	(44,842)
Unrealized loss on investments	—	—	—	—	—	—	—	(4,536)	(4,536)

Total comprehensive loss									(49,378)
Treasury stock purchases	—	—	—	—	—	289	(25)	—	(25)
Treasury stock retirements	(436)	—	(36)	—	—	(436)	36	—	—
Issuance of common stock under employee and director stock plans	2,224	2	6,621	—	—	—	—	—	6,623
Stock-based compensation expense	—	—	514	—	5,191	—	—	—	5,705
Adjustments to deferred compensation for terminated employees	—	—	(401)	—	401	—	—	—	—

Balance, July 31, 2004	273,887	$274	$1,774,214	$(814,744)	$(1,560)	—	$—	$(2,744)	$955,440

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended July 31,
	2004	2003	2002
	(as restated)	(as restated)	(as restated)
Cash flows from operating activities:
Net loss	$(44,842)	$(55,931)	$(381,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,618	21,114	41,900
Restructuring charges and related asset impairments	—	1,000	159,581
Stock-based compensation	5,705	8,864	26,216
Provision for doubtful accounts	(52)	(500)	(89)
Changes in operating assets and liabilities:
Accounts receivable	216	7,918	23,379
Inventories	823	7,823	833
Prepaids and other current assets	69	(233)	10,292
Deferred revenue	5,475	(2,301)	(1,629)
Accounts payable	2,127	(2,629)	(56,409)
Accrued expenses and other liabilities	(5,156)	(5,928)	(12,535)
Accrued restructuring costs	(7,081)	(28,619)	(12,836)

Net cash used in operating activities	(33,098)	(49,422)	(202,543)

Cash flows from investing activities:
Purchases of property and equipment	(4,448)	(4,007)	(15,915)
Purchases of investments	(896,609)	(566,671)	(1,161,410)
Maturities of investments	774,040	679,875	1,055,989
Decrease in other assets	1,226	4,870	8,797

Net cash (used in) provided by investing activities	(125,791)	114,067	(112,539)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	6,623	3,525	5,165
Purchase of treasury stock	(25)	(163)	(319)

Net cash provided by financing activities	6,598	3,362	4,846

Net increase (decrease) in cash and cash equivalents	(152,291)	68,007	(310,236)
Cash and cash equivalents, beginning of period	197,721	129,714	439,950

Cash and cash equivalents, end of period	$45,430	$197,721	$129,714

Supplemental cash flow information:
Cash paid for interest	—	—	—
Cash paid for income taxes	—	—	—

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business:

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

Basis of Presentation

Certain previously reported amounts have been reclassified. The Company concluded that it was appropriate to classify certain auction rate securities as long-term investments. Previously, such investments had been classified as cash and cash equivalents and short-term investments. The Company has reclassified certain auction rate securities from cash and cash equivalents and short-term investments to long-term investments as of July 31, 2004 and for all prior periods. The Company also made corresponding adjustments to its Consolidated Statements of Cash Flows. As of July 31, 2004 and 2003, the Company held approximately $107.3 million and $68.0 million, respectively, of these auction rate securities, which were reclassified. These reclassifications had no impact on the results of operations of the Company.

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

July 31, 2004:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Certificates of deposit	$30,331	$3	$(23)	$30,311
Commercial paper	330,773	71	(212)	330,632
Government securities	557,535	28	(2,611)	554,952

Total	$918,639	$102	$(2,846)	$915,895

July 31, 2003:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Certificates of deposit	$22,681	$4	$(5)	$22,680
Commercial paper	320,224	940	(142)	321,022
Government securities	453,165	1,571	(576)	454,160

Total	$769,071	$2,515	$(723)	$797,862

At July 31, 2004, contractual maturities of the Company’s investment securities were as follows (in thousands):

	Amortized Cost	Fair Market Value
Less than one year	$483,035	$482,274
Due in one to three years	328,281	326,297
Greater than three years	107,324	107,324

Total	$918,640	$915,895

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.

Under the intrinsic value method, when the exercise price of the Company’s employee stock awards equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s Consolidated Statements of Operations. The Company currently recognizes compensation expense under APB 25 relating to certain stock options with exercise prices below fair market value on the date of grant and restricted stock.

The Company determined that its pro forma disclosures for stock-based compensation expense required under SFAS 123 included in its Original Form 10-K for the year ended July 31, 2004 were incorrect due to errors related to the calculation of the effect of a stock option exchange program that took place on June 20, 2001. When the original stock options were exchanged and cancelled under the exchange program, the Company stopped recognizing compensation cost on those options for SFAS 123 purposes. The fair value of the restricted stock and new options issued as consideration for the cancellation of the old options was calculated as of their respective grant dates, and recognized over the respective vesting period of each instrument. This treatment was incorrect since it failed to also include the unamortized stock compensation balance that remained on the original stock options.

Accordingly, the restated pro forma footnote shows an increase in the SFAS 123 compensation expense of approximately $94.4 million, $110.1 million and $187.5 million for the years ended July 31, 2004, 2003 and 2002, respectively, as a result of the correction in the accounting treatment of the exchange program. This error does not have any impact on the Company’s consolidated statements of operations, consolidated balance sheets or consolidated statements of cash flows for any period.

The Company is required under SFAS 123 to disclose pro forma information regarding the stock awards made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per share data):

	Year Ended July 31,
	2004	2003	2002
	(as restated)	(as restated)	(as restated)
Net loss:
As reported	$(44,842)	$(55,931)	$(381,246)
Stock-based compensation expense included in reported net loss under APB 25	5,705	8,864	26,216
Stock-based compensation expense that would have been included in reported net loss if the fair value provisions of SFAS 123 had been applied to all awards	(132,977)	(159,863)	(328,608)

Pro forma	$(172,114)	$(206,930)	$(683,638)

Basic and diluted net loss per share:
As reported	$(0.17)	$(0.21)	$(1.50)
Pro forma	$(0.63)	$(0.78)	$(2.68)

The fair value of these stock awards at the date of grant was estimated using the Black-Scholes model with the following assumptions:

	Year Ended July 31,
	2004	2003	2002
Risk free interest rate	3.0%	2.2%	3.3%
Dividend yield	0%	0%	0%
Expected volatility	93%	96%	100%
Expected life	3.2 years	3.9 years	3.5 years

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended July 31,
	2004	2003	2002
	(as restated)	(as restated)	(as restated)
Numerator:
Net loss	$(44,842)	$(55,931)	$(381,246)
Denominator:
Weighted-average shares of common stock outstanding	272,881	271,602	272,162
Weighted-average shares subject to repurchase	(758)	(5,900)	(17,499)

Shares used in per-share calculation—basic	272,123	265,702	254,663

Weighted-average shares of common stock outstanding	272,123	265,702	254,663
Weighted common stock equivalents	—	—	—

Shares used in per-share calculation—diluted	272,123	265,702	254,663

Net loss per share:
Basic	$(0.17)	$(0.21)	$(1.50)

Diluted	$(0.17)	$(0.21)	$(1.50)

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

Segment Information

The Company has determined that it conducts its operations in one business segment. For the year ended July 31, 2004, the geographical distribution of revenue was as follows: United States – 41%, England - 21%, France - 13%, Japan – 13% and all other countries – 12%. For the year ended July 31, 2003, the geographical distribution of revenue was as follows: United States - 9%, England - 44%, France – 22%, Japan – 15% and all other countries—10%. For the year ended July 31, 2002, the geographical distribution of revenue was as follows: United States - 13%, England - 47%, Japan – 20% and all other countries—20%. Long-lived assets consist entirely of property and equipment and are principally located in the United States for all periods presented.

3.	Restatement of Previously Issued Financial Statements

On August 25, 2005, the Company concluded that its consolidated financial statements and related disclosures should be restated for the years ended July 31, 2004, 2003, 2002, 2001 and 2000 to reflect the effects of additional non-cash stock compensation expense resulting from certain identified stock options granted during calendar years 1999 to 2001 that were erroneously accounted for. As a result of the Company’s subsequent analysis, on August 31, 2005, the Company concluded that its SFAS 123 pro forma disclosures related to the 2001 stock exchange program were incorrect and accordingly such disclosures should be restated.

The Company’s decision to restate these financial statements was based on the findings of an independent investigation into the Company’s stock option accounting that was conducted under the direction of the Audit Committee of its Board of Directors. The independent investigation identified certain stock options granted during calendar years 1999 to 2001 that were erroneously accounted for under generally accepted accounting principles (“GAAP”). The options identified consisted of (i) six new employee stock option grants in which the employment start date records were deliberately modified and six existing stock option grants that were deliberately cancelled and reissued, in both cases, to provide a lower exercise price for these options, (ii) options granted under the April 14, 2000 broad based stock option grant program, where from a review of supporting records it appeared that the number of options granted likely was not ultimately determined until April 26, 2000, (iii) three stock option grants that continued to vest following a change in grantees’ employment status without the Company recording an appropriate corresponding stock compensation charge, and (iv) one stock option grant that was improperly accounted for due to an inadvertent recording error.

The restatement adjustments increased net loss by $0.8 million, $1.6 million and $29.9 million for the years ended July 31, 2003, 2002 and 2001, respectively and decreased net income by $1.4 million for the year ended July 31, 2000 and had a negligible impact on net loss for the year ended July 31, 2004. The cumulative effect of the restatement adjustments on the Company’s consolidated balance sheet at July 31, 2004 was an increase in additional paid-in capital offset by a corresponding increase in the accumulated deficit and deferred compensation which results in a net effect in the stockholders’ equity section of $0. The adjustments reduced previously reported diluted earnings per common share by $.01 and $.12 for the years ended July 31, 2002 and 2001, respectively. There was no impact to previously reported diluted earnings per common share for the years ended July 31, 2004, 2003 and 2000.

The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated statements of operations for the years ended July 31, 2004, 2003 and 2002 and consolidated balance sheets as of July 31, 2004 and 2003:

	Year ended July 31,
	2004	2003	2002
	In thousands
Stock Compensation Expense
As Previously Reported	$5,775	$8,039	$24,627
As Restated	$5,705	$8,864	$26,216

Gross profit (loss)
As Previously Reported	$15,439	$3,172	$(87,530)
As Restated	$15,314	$3,040	$(87,680)

Loss from operations
As Previously Reported	$(60,802)	$(78,448)	$(394,839)
As Restated	$(60,732)	$(79,273)	$(396,428)

Net income (loss)
As Previously Reported	$(44,912)	$(55,106)	$(379,657)
As Restated	$(44,842)	$(55,931)	$(381,246)

Basic and diluted net loss per share
As Previously Reported	$(0.17)	$(0.21)	$(1.49)
As Restated	$(0.17)	$(0.21)	$(1.50)

	As of July 31,
	2004	2003
	In thousands
Additional paid-in capital
As Previously Reported	$1,740,293	$1,733,476
As Restated	$1,774,214	$1,767,516

Accumulated deficit
As Previously Reported	$(781,104)	$(736,192)
As Restated	$(814,744)	$(769,902)

Deferred compensation
As Previously Reported	$(1,279)	$(6,822)
As Restated	$(1,560)	$(7,152)

In connection with the preparation of the Company’s amended Form 10-K/A for the year ended July 31, 2004, the Company determined that the pro forma disclosures for stock-based compensation expense required under Statement of Financial Accounting Standards No. 123 (“SFAS 123”) included in Note 2 to the consolidated financial statements included in the original filing of the Company’s Annual Report on Form 10-K filed on August 23, 2004 for the year ended July 31, 2004 were incorrect due to errors related to the calculation of the effect of a stock option exchange program that took place on June 20, 2001. When the original stock options were exchanged and cancelled under the exchange program, the Company stopped recognizing compensation cost on those options for SFAS 123 disclosure purposes. The fair value of the restricted stock and the fair value of the new options were calculated as of their respective grant dates, and recognized over the respective vesting period of each instrument. This treatment was incorrect since it failed to also include the unamortized stock compensation balance that remained on the original stock options. The Company has incorporated these corrections to its disclosure for stock-based compensation expense included in Note 2, “Stock-Based Compensation” to these consolidated financial statements. Additionally, the Company determined that the disclosure of the components of its net deferred tax assets were incorrect due to miscalculation of its net operating loss carryforwards, and an offsetting impact on its valuation allowance and accordingly such disclosures should be restated. The Company has also incorporated these corrections to its disclosure for net deferred tax assets included in Note 7 “Income Taxes” to these consolidated financial statements. These errors do not have any impact on the Company’s consolidated statements of operations, consolidated balance sheets or consolidated statements of cash flows for any period.

The following is a summary of the effect of these corrections on the Company’s pro forma calculation of its net loss per share for the years ended July 31, 2004, 2003 and 2002:

	2004	2004
	(as previously reported)	(as restated)
Net loss:
As reported	$(44,912)	$(44,842)
Stock-based compensation expense included in reported net loss under APB 25	5,775	5,705
Stock-based compensation expense that would have been included in reported net loss if the fair value provisions of SFAS 123 had been applied to all awards	(38,591)	(132,977)

Pro forma	$(77,728)	$(172,114)

Basic and diluted net loss per share:
As reported	$(0.17)	$(0.17)
Pro forma	$(0.29)	$(0.63)

	2003	2003
	(as previously reported)	(as restated)
Net loss:
As reported	$(55,106)	$(55,931)
Stock-based compensation expense included in reported net loss under APB 25	8,039	8,864
Stock-based compensation expense that would have been included in reported net loss if the fair value provisions of SFAS 123 had been applied to all awards	(49,714)	(159,863)

Pro forma	$(96,781)	$(206,930)

Basic and diluted net loss per share:
As reported	$(0.21)	$(0.21)
Pro forma	$(0.36)	$(0.78)

	2002	2002
	(as previously reported)	(as restated)
Net loss:
As reported	$(379,657)	$(381,246)
Stock-based compensation expense included in reported net loss under APB 25	24,627	26,216
Stock-based compensation expense that would have been included in reported net loss if the fair value provisions of SFAS 123 had been applied to all awards	(141,095)	(328,608)

Pro forma	$(496,125)	$(683,638)

Basic and diluted net loss per share:
As reported	$(1.50)	$(1.50)
Pro forma	$(1.95)	$(2.68)

4.	Inventories

Inventories consisted of the following at July 31, 2004 and 2003 (in thousands):

	2004	2003
Raw materials	$702	$861
Work in process	1,405	498
Finished goods	2,187	3,758

Total	$4,294	$5,117

5.	Property and Equipment

Property and equipment consisted of the following at July 31, 2004 and 2003 (in thousands):

	2004	2003
Computer software and equipment	$63,300	$59,380
Land	3,000	3,000
Furniture and office equipment	1,443	1,443
Leasehold improvements	2,834	2,765

	70,577	66,588
Less accumulated depreciation and amortization	(61,158)	(51,999)

Total	$9,419	$14,589

Depreciation and amortization expense was $9.6 million, $21.1 million and $41.9 million for the years ended July 31, 2004, 2003 and 2002, respectively.

6.	Lease Commitments

Operating Leases

Rent expense under operating leases was $2.5 million, $2.3 million and $4.0 million for the years ended July 31, 2004, 2003 and 2002, respectively. At July 31, 2004, future minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

2005	$5,372
2006	7,080
2007	2,848

Total future minimum lease payments	$15,300

The amounts shown above include future lease payments relating to excess facilities for which the Company has abandoned and recorded charges for lease terminations and non-cancelable lease costs as part of its restructuring programs (Note 11). At July 31, 2004, $11.5 million is included as part of the restructuring liability relating to these facilities.

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

7.	Income Taxes

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

A reconciliation between the statutory federal income tax rate and the Company’s effective tax is as follows (in thousands):

	July 31,
	2004	2003	2002
	(as restated)	(as restated)	(as restated)
Statutory federal income tax (benefit)	$(15,695)	$(19,576)	$(133,436)
State taxes, net of federal benefit	(1,283)	(1,630)	(11,865)
Non-deductible stock compensation	1,796	1,963	6,557
Valuation allowance	18,419	19,871	142,697
Other	(3,237)	(628)	(3,953)

	$—	$—	$—

The significant components of the Company’s net deferred tax assets as of July 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
	(as restated)	(as restated)
Assets:
Net operating loss and credit carryforwards	$285,059	$263,531
Restructuring and related accruals	24,905	27,408
Accruals	3,346	4,539
Depreciation	592	3,105
Other, net	2,698	3,415

Total net deferred tax assets	316,600	301,998
Valuation allowance	(316,600)	(301,998)

	$—	$—

The Company recorded increases to the valuation allowance of $18.4 million and $19.9 million, respectively, to offset the increase in the net deferred tax assets, since the Company believes it is more likely than not that the net deferred tax assets will not be realized. No tax benefits associated with the Company’s stock plans were recorded during the years ended July 31, 2004 and 2003. The amounts previously reported for the deferred tax asset related to the net operating loss and credit carryforwards were $314.6 million and $289.2 million at July 31, 2004 and 2003, respectively.

The Company had federal and state tax net operating loss carryforwards at July 31, 2004 of approximately $755.9 million and $165.1 million, respectively. The federal and state tax loss carryforwards will begin to expire in 2018 and 2004, respectively. Included in the net operating loss carryforwards are stock option deductions of approximately $49.9 million. The benefits of these stock option deductions approximate $17.3 million and will be credited to additional paid-in capital when realized or recognized. The Company also has federal and state research tax credit carryforwards of approximately $9.4 million and $4.2 million respectively, which will begin to expire in 2018 and 2013, respectively. Under provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership over a three year period may significantly limit the amount of the net operating loss carryforwards and research and development credit carryforwards, which can be utilized each year in future periods to offset taxable income.

8.	Stockholders’ Equity

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

Deferred Stock Compensation (as restated)

In connection with the grant of certain stock options and restricted shares to employees through the year ended July 31, 2001, the Company recorded deferred stock compensation equal to the difference between the deemed fair market value of the common stock on the date of grant and the exercise price. Deferred compensation related to options and restricted shares which vest over time is recorded as a component of stockholders’ equity and is amortized over the vesting periods of the related options and restricted shares. During the years ended July 31, 2004, 2003 and 2002, the Company recorded stock-based compensation expense relating to these options and restricted shares totaling $5.7 million, $8.8 million and $26.2 million, respectively. During the years ended July 31, 2004, 2003 and 2002, the Company reversed deferred stock compensation of $0.4 million, $3.9 million and $14.4 million, respectively, relating to former employees that had terminated prior to vesting in the stock options and restricted shares.

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

A total of 17.6 million options were accepted for exchange under the Exchange Offer and accordingly, were canceled in June 2001. A total of 1.7 million shares of restricted stock were issued in June 2001 and the Company recorded deferred compensation of $12.6 million related to these grants at that time. Due to cancellations of restricted stock relating to employee terminations, which were primarily due to the Company’s fiscal 2002 restructuring programs as described in Note 11, the total deferred compensation relating to the Exchange Offer was reduced to approximately $7.3 million. The deferred compensation costs will be amortized ratably over the vesting periods of the restricted stock, generally over a four year period, with 25% of the shares vesting one year after the date of grant and the remaining 75% vesting quarterly thereafter. Until the restricted stock vests, such shares are subject to forfeiture in the event the employee leaves the Company.

Upon the completion of the Exchange Offer, options to purchase approximately 15.9 million shares were originally expected to be granted in the second quarter of fiscal 2002, no sooner than six months and one day from June 20, 2001. However, due to the effect of employee terminations, which were primarily due to the Company’s fiscal 2002 restructuring programs as described in Note 11, the number of options which were granted in the second quarter of fiscal 2002 related to the Exchange Offer was approximately 12.6 million shares. The new options will generally vest over three years, with 8.34% of the options vesting on the date of grant and the remaining 91.66% vesting quarterly thereafter subject to forfeiture in the event the employee leaves the Company. The new options were granted with an exercise price of $4.89 per share, equal to the fair market value of the Company’s common stock on the date of grant.

Stock Option Activity

Stock option activity under all of the Company’s stock plans during the three years ended July 31, 2004 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at July 31, 2001	19,516,902	$15.87
Options granted	23,503,385	4.27
Options exercised	(1,382,738)	1.18
Options canceled	(5,585,817)	19.40

Outstanding at July 31, 2002	36,051,732	$8.33

Options granted	5,782,139	3.35
Options exercised	(1,196,128)	1.36
Options canceled	(10,449,415)	8.93

Outstanding at July 31, 2003	30,188,328	$7.44

Options granted	4,191,700	3.80
Options exercised	(1,582,635)	3.00
Options canceled	(1,950,921)	11.04

Outstanding at July 31, 2004	30,846,472	$6.95

The following table summarizes information about stock options outstanding at July 31, 2004:

	Options Outstanding			Vested Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.11 - $ 3.34	10,629,820	7.3	$2.90	7,550,601	$2.84
$ 3.37 - $ 4.59	8,139,215	8.9	$3.83	2,011,320	$3.98
$ 4.60 - $ 4.89	6,436,284	7.4	$4.88	5,831,161	$4.88
$ 4.91 - $ 12.67	4,492,773	6.0	$9.24	4,231,948	$9.26
$15.63 - $154.00	1,148,380	6.0	$69.08	935,467	$70.99

$ 0.11 - $154.00	30,846,472	7.5	$6.95	20,560,497	$7.96

At July 31, 2003 and 2002, approximately 14.6 million and 10.3 million outstanding options were vested and exercisable, respectively. The weighted average exercise prices for vested and exercisable outstanding options were $9.08 and $10.95 at July 31, 2004 and 2003, respectively.

Treasury Stock

At July 31, 2003, the Company held 147,000 shares of treasury stock, recorded at the acquisition cost of $11,000. Treasury stock relates to the repurchase upon employee terminations of unvested shares of restricted stock and options exercised prior to vesting. The shares of treasury stock held are either retired or reissued upon the exercise of options or the issuance of other stock-based equity awards. During the years ended July 31, 2004 and 2003, the Company retired 0.4 million and 2.9 million shares of treasury stock at its acquisition cost of approximately $ 36,000 and $246,000, respectively.

9.	Employee Benefit Plan

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

10.	Related Party Transactions

In July 2000, the Company and the Chairman of the Company’s Board of Directors (the “Chairman”), entered into an Investor Agreement with Tejas Networks India Private Limited, a private company incorporated in India (“Tejas”), pursuant to which the Company and the Chairman each invested $2.2 million in Tejas in exchange for equity shares of Tejas. The Chairman also serves as the Chairman of the Board of Directors of Tejas. An executive officer of the Company also attends meetings of the Board of Directors of Tejas for the sole purpose of representing the Company’s business interests, if any. The Company has entered into various agreements with Tejas under which the Company has licensed certain proprietary software development tools to Tejas, and Tejas will assist the Company’s business development efforts in India and also provide maintenance and other services to the Company’s customers in India. During the years ended July 31, 2004 and 2002, the Company did not engage in any material transactions with Tejas. During the year ended July 31, 2003, the Company recognized revenue relating to transaction with Tejas of $0.2 million

11.	Restructuring Charges and Related Asset Impairments

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

The restructuring charges and related asset impairments recorded in the fiscal 2001 restructuring program and the first quarter fiscal 2002 program, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2003	Payments	Adjustments	Accrual Balance at July 31, 2004
Workforce reduction	$11,280	$1,002	$9,309	$969	$—	$—	$—	$—
Facility consolidations and certain other costs	41,618	9,786	14,180	2,942	14,710	4,496	(260)	10,474
Inventory and asset write-downs	292,736	187,512	94,420	10,804	—	—	—	—
Losses on investments	22,737	22,737	—	—	—	—	—	—

Total	$368,371	$221,037	$117,909	$14,715	$14,710	$4,496	$(260)	$10,474

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

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2003	Payments	Accrual Balance at July 31, 2004
Workforce reduction	$8,713	$814	$7,129	$770	$—	$—	$—
Facility consolidations and certain other costs	20,132	—	12,116	3,640	4,376	2,845	1,531
Asset write-downs	22,637	22,637	—	—	—	—	—
Losses on investments	2,108	2,108	—	—	—	—	—

Total	$53,590	$25,559	$19,245	$4,410	$4,376	$2,845	$1,531

12.	Commitments and Contingencies

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

The following table summarizes the activity related to the product warranty liability (in thousands):

	Year Ended July 31,
	2004	2003
Beginning Balance	$4,651	$5,499
Adjustments relating to preexisting warranties	(2,100)	—
Accruals for warranties during the period	654	537
Settlements	(1,188)	(1,385)

Ending Balance	$2,017	$4,651

13.	Selected Quarterly Financial Data (Unaudited)

Consolidated Statement of Operations Data:	October 25, 2003	October 25, 2003	January 24, 2004	January 24, 2004	April 24, 2004	April 24, 2004	July 31, 2004	July 31, 2004
(in thousands, except per share amounts)	(as previously reported)	(as restated)	(as previously reported)	(as restated)	(as previously reported)	(as restated)	(as previously reported)	(as restated)
Revenue	$8,441	$8,441	$6,875	$6,875	$14,718	$14,718	$14,513	$14,513
Cost of revenue	5,904	5,933	4,423	4,455	9,899	9,930	8,882	8,915

Gross profit	2,537	2,508	2,452	2,420	4,819	4,788	5,631	5,598

Operating expenses:
Research and development	11,298	11,298	11,751	11,751	11,257	11,257	11,386	11,386
Sales and marketing	4,411	4,411	4,345	4,345	4,896	4,896	4,456	4,456
General and administrative	1,968	1,968	1,482	1,482	1,642	1,642	2,274	2,274
Stock-based compensation	1,305	1,250	1,768	1,709	1,082	1,040	920	881

Total operating expenses	18,982	18,927	19,346	19,287	18,877	18,835	19,036	18,997

Loss from operations	(16,445)	(16,419)	(16,894)	(16,867)	(14,058)	(14,047)	(13,405)	(13,399)
Interest and other income, net	4,268	4,268	3,895	3,895	3,485	3,485	4,242	4,242

Loss before income taxes	(12,177)	(12,151)	(12,999)	(12,972)	(10,573)	(10,562)	(9,163)	(9,157)
Income tax expense	—	—	—	—	—	—	—	—

Net loss	$(12,177)	$(12,151)	$(12,999)	$(12,972)	$(10,573)	$(10,562)	$(9,163)	$(9,157)

Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.05)	$(0.05)	$(0.04)	$(0.04)	$(0.03)	$(0.03)

Consolidated Statement of Operations Data:	October 26, 2002	October 26, 2002	January 25, 2003	January 25, 2003	April 26, 2003	April 26, 2003	July 31, 2003	July 31, 2003
(in thousands, except per share amounts)	(as previously reported)	(as restated)	(as previously reported)	(as restated)	(as previously reported)	(as restated)	(as previously reported)	(as restated)
Revenue	$5,938	$5,938	$10,825	$10,825	$10,601	$10,601	$10,912	$10,912
Cost of revenue	7,499	7,533	10,944	10,978	9,043	9,074	7,618	7,651

Gross profit (loss)	(1,561)	(1,595)	(119)	(153)	1,558	1,527	3,294	3,261

Operating expenses:
Research and development	13,927	13,927	13,432	13,432	12,679	12,679	12,400	12,400
Sales and marketing	4,942	4,942	5,070	5,070	4,884	4,884	4,867	4,867
General and administrative	1,658	1,658	1,751	1,751	1,852	1,852	1,978	1,978
Stock-based compensation	2,017	2,849	1,747	1,701	1,656	1,608	1,207	1,162
Restructuring charges and related asset impairments	—	—	—	—	(2,193)	(2,193)	(2,254)	(2,254)

Total operating expenses	22,544	23,376	22,000	21,954	18,878	18,830	18,198	18,153

Loss from operations	(24,105)	(24,971)	(22,119)	(22,107)	(17,320)	(17,303)	(14,904)	(14,892)
Interest and other income, net	6,743	6,743	6,002	6,002	5,426	5,426	5,171	5,171

Loss before income taxes	(17,362)	(18,228)	(16,117)	(16,105)	(11,894)	(11,877)	(9,733)	(9,721)
Income tax expense	—	—	—	—	—	—	—	—

Net loss	$(17,362)	$(18,228)	$(16,117)	$(16,105)	$(11,894)	$(11,877)	$(9,733)	$(9,721)

Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.06)	$(0.05)	$(0.04)	$(0.05)	$(0.04)	$(0.04)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 31, 2004. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. These inherent limitations include the fact that there are resource constraints, and that the benefits of controls must be considered relative to their costs.

At the time of the Original Filing, the Chief Executive Officer and the then Chief Financial Officer concluded that the Company’s disclosure controls were effective as of July 31, 2004, which conclusion they believed was accurate at that time. On August 25, 2005, subsequent to this evaluation, the Company determined that certain stock option grants were accounted for and disclosed erroneously as described below.

In June 2005, the Company announced that the Audit Committee of its Board of Directors had initiated an independent investigation into the accounting for stock options. The independent investigation identified certain stock options granted during calendar years 1999 to 2001 that were erroneously accounted for under generally accepted accounting principles (“GAAP”). The options identified consisted of (i) six new employee stock option grants in which employment start date records were deliberately modified and six existing stock option grants that were deliberately cancelled and reissued, in both cases, to provide a lower exercise price for these stock options, (ii) options granted under the April 14, 2000 broad based stock option grant program, where from a review of supporting records it appeared that the number of options granted likely was not ultimately determined until April 26, 2000, (iii) three stock option grants that continued to vest following a change in the grantees’ employment status without the Company recording an appropriate corresponding stock compensation charge, and (iv) one stock option grant that was improperly accounted for due to an inadvertent recording error. The employees directing the stock option program in the period from 1999 to 2001 are no longer employed by the Company.

As a result of these findings, the Company determined that it had erroneously accounted for non-cash stock-based compensation charges associated with such stock option grants. Accordingly, on August 25, 2005, the Company’s Board of Directors, upon the recommendation of Sycamore’s management, concluded that the Company’s financial statements for the years ended July 31, 2004, 2003 and 2002, and for the first and second quarters of the year ended July 31, 2005 should be restated to reflect the additional non-cash stock compensation expense amortized over the vesting period of the identified stock options.

In connection with the preparation of the Company’s amended Form 10-K/A for the year ended July 31, 2004, the Company determined that the pro forma disclosures for stock-based compensation expense required under Statement of Financial Accounting Standards No. 123 (“SFAS 123”) included in Note 2 to its Original Filing of its Form 10-K for the year ended July 31, 2004 were incorrect due to errors related to the calculation of the effect of a stock option exchange program that took place on June 20, 2001 and accordingly such disclosures should be restated. In addition, the Company determined that the disclosures of its net deferred tax assets included in Note 7 “Income Taxes” to its Original Filing of its Form 10-K for the year ended July 31, 2004 were incorrect due to a miscalculation of its net operating loss carryforwards and accordingly such disclosures should be restated. These errors do not have any impact on the Company’s consolidated statements of operations, consolidated balance sheets or consolidated statements of cash flows for any period.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company determined that a material weakness in its internal control over financial reporting existed as of July 31, 2004. Specifically, as a result of the independent investigation into the Company’s stock option accounting practices, management determined that the Company did not maintain effective controls over the completeness and accuracy of its accounting for and monitoring of its non-cash stock-based accounting and related financial statement disclosures, including the validity of its recording of various stock option transactions. This control deficiency resulted in management’s failure to detect errors as a result of both deliberate and inadvertent actions by certain employees with regard to stock option accounting and resulted in the restatement of the Company’s consolidated financial statements for the years ended July 31, 2004, 2003, 2002 and for the first and second quarters of the year ended July 31, 2005. In addition, the restatement will include the selected financial data for the years ended July 31, 2001 and 2000 and adjustments to the consolidated financial statements for the third quarter for the year ended July 31, 2005 prior to its issuance. Additionally, this control deficiency could result in a misstatement of non-cash stock-based compensation expense, additional paid-in capital, accumulated deficit and deferred compensation and financial statement disclosures related to stock options that could result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, the Company has determined that this control deficiency constitutes a material weakness.

Therefore, the Company’s Chief Executive Officer and current Chief Financial Officer have concluded that, as of July 31, 2004, our disclosure controls and procedures were not effective for the reasons described in the preceding paragraphs.

Remediation of Material Weakness in Internal Control over Financial Reporting

To address the findings of the independent investigation and the Company’s subsequent analysis which led to the determination of the existence of a material weakness in the Company’s internal control over financial reporting related to non-cash stock-based accounting, the Company implemented a series of remedial actions during the fourth quarter of fiscal year 2005, including a) an improved process to certify employee start dates, b) the stock administration group no longer having system administrator access to the Company’s stock option database, and c) a resolution of the Compensation Committee of the Board of Directors rescinding previously delegated power for executive officers to authorize broad based stock option grants. These actions were in addition to an organizational change that took effect in July 2003, in which the stock administration function was placed under the direct supervision of the corporate controller. In addition, as a result of the knowledge gained during the independent investigation and the Company’s preparation for the adoption of SFAS 123R, the Company implemented a more detailed and thorough review of the calculation of its pro forma stock-based compensation expense and related disclosures required under SFAS 123. Management believes that these corrective actions, taken as a whole, will mitigate the material weakness described above.

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

The Company hereby files as part of this Form 10-K the exhibits listed in the Exhibit Index beginning on page 70.

(c)	Financial Statement Schedules:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chelmsford, Commonwealth of Massachusetts, on this 12th day of September, 2005.

SYCAMORE NETWORKS, INC.

By:	/s/ DANIEL E. SMITH
Daniel E. Smith
President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Gururaj Deshpande, Daniel E. Smith and Richard J. Gaynor, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K/A has been signed below by the following persons in the capacities indicated on this 12th day of September, 2005.

/S/ GURURAJ DESHPANDE	Chairman of the Board of Directors
Gururaj Deshpande

/S/ DANIEL E. SMITH	President, Chief Executive Officer and Director
Daniel E. Smith

/S/ RICHARD J. GAYNOR	Chief Financial Officer, Vice President,
Richard J. Gaynor	Finance and Administration, Secretary
and Treasurer
(Principal Financial and Accounting Officer)

/S/ TIMOTHY A. BARROWS	Director
Timothy A. Barrows

/S/ PAUL W. CHISHOLM	Director
Paul W. Chisholm

/S/ PAUL J. FERRI	Director
Paul J. Ferri

/S/ JOHN W. GERDELMAN	Director
John W. Gerdelman