Form 10-Q/A
period 2004-10-30
SYCAMORE NETWORKS INC
filed 2005-09-12
CIK 1092367

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

Explanatory Note

Restatement of Consolidated Financial Statements

We are amending our Form 10-Q for the three months ended October 30, 2004, originally filed with the Securities and Exchange Commission (“SEC”) on November 18, 2004 (the “Original Filing”), to restate the Company’s consolidated financial statements and related disclosures.

On August 25, 2005, and subsequently on August 31, 2005, the Company’s Board of Directors, upon the recommendation of Sycamore’s management, concluded that the Company’s consolidated financial statements for the years ended July 31, 2004, 2003, 2002, 2001, 2000 and the first and second quarters of the year ended July 31, 2005 should be restated to reflect the effects of additional non-cash stock compensation expense resulting from certain identified stock options granted during calendar years 1999 to 2001 that were erroneously accounted for under generally accepted accounting principles (“GAAP”). The Company’s decision to restate these financial statements was based on the findings of an independent investigation into the Company’s stock option accounting that was conducted under the direction of the Audit Committee of its Board of Directors.

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

The following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby as a result of the restatement:

Part I – Item 1 – Financial Information;

Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part I – Item 4 – Controls and Procedures;

Part II – Item 6 – Exhibits;

This Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing), affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the Original Filing, including any amendments to those filings. In addition, in accordance with applicable SEC rules, this Form 10-Q/A includes updated certifications from the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as Exhibits 31.1, 31.2, 32.1 and 32.2.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	October 30, 2004	July 31, 2004
	(as restated)	(as restated)
Assets
Current assets:
Cash and cash equivalents	$186,281	$45,430
Short-term investments	527,135	482,274
Accounts receivable, net of allowance for doubtful accounts of $4,132 at October 30, 2004 and July 31, 2004	6,279	10,605
Inventories	4,697	4,294

Prepaids and other current assets	4,675	3,611

Total current assets	729,067	546,214

Property and equipment, net	9,080	9,419
Long-term investments	244,351	433,621
Other assets	1,645	1,664

Total assets	$984,143	$990,918

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,078	$5,602
Accrued compensation	2,941	2,071
Accrued warranty	1,978	2,017
Accrued expenses	3,517	3,077
Accrued restructuring costs	10,926	12,005
Deferred revenue	5,033	7,226
Other current liabilities	2,085	2,554

Total current liabilities	31,558	34,552

Deferred revenue	1,307	926

Total liabilities	32,865	35,478

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 2,500,000 shares authorized, 274,683 and 273,887 shares issued at October 30, 2004 and July 31, 2004, respectively	275	274
Additional paid-in capital	1,776,549	1,774,214
Accumulated deficit	(822,607)	(814,744)
Deferred compensation	(1,005)	(1,560)
Accumulated other comprehensive loss	(1,934)	(2,744)

Total stockholders’ equity	951,278	955,440

Total liabilities and stockholders’ equity	$984,143	$990,918

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	October 30, 2004	October 25, 2003
	(as restated)	(as restated)
Revenue:
Product	$10,939	$6,156
Service	3,276	2,285

Total revenue	14,215	8,441

Cost of revenue:
Product	6,623	3,608
Service	1,917	2,116
Stock-based compensation:
Product	64	86
Service	60	123

Total cost of revenue	8,664	5,933

Gross profit	5,551	2,508

Operating expenses:
Research and development	11,672	11,298
Sales and marketing	3,144	4,411
General and administrative	2,248	1,968
Stock-based compensation:
Research and development	287	673
Sales and marketing	48	284
General and administrative	213	293

Total operating expenses	17,612	18,927

Loss from operations	(12,061)	(16,419)
Interest and other income, net	4,198	4,268

Loss before income taxes	(7,863)	(12,151)
Provision for income taxes	—	—

Net loss	$(7,863)	$(12,151)

Basic and diluted net loss per share	$(0.03)	$(0.04)
Weighted-average shares used in computing basic and diluted net loss per share	274,030	270,474

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	October 30, 2004	October 25, 2003
	(as restated)	(as restated)
Cash flows from operating activities:
Net loss	$(7,863)	$(12,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,377	3,347
Stock-based compensation	672	1,459
Provision for doubtful accounts	—	(52)
Changes in operating assets and liabilities:
Accounts receivable	4,326	3,447
Inventories	(403)	(2,194)
Prepaids and other current assets	(1,064)	(811)
Deferred revenue	(1,812)	(48)
Accounts payable	(524)	766
Accrued expenses and other current liabilities	802	(263)
Accrued restructuring costs	(1,079)	(1,853)

Net cash used in operating activities	(5,568)	(8,353)

Cash flows from investing activities:
Purchases of property and equipment	(1,038)	(934)
Purchases of investments	(72,553)	(240,341)
Maturities of investments	217,772	271,988
Decrease in other assets	19	323

Net cash provided by (used in) investing activities	144,200	31,036

Cash flows from financing activities:
Proceeds from issuance of common stock	2,219	1,140
Purchase of treasury stock	—	(5)

Net cash provided by financing activities	2,219	1,135

Net increase (decrease) in cash and cash equivalents	140,851	23,818
Cash and cash equivalents, beginning of period	45,430	197,721

Cash and cash equivalents, end of period	$186,281	$221,539

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

2. Basis of Presentation

The accompanying financial data as of October 30, 2004 and for the three months ended October 30, 2004, as restated and October 25, 2003, as restated has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2004, as restated filed with the SEC.

Certain previously reported amounts have been reclassified. The Company concluded that it was appropriate to classify certain auction rate securities as long-term investments. Previously, such investments had been classified as cash and cash equivalents and short-term investments. The Company has reclassified certain auction rate securities from cash and cash equivalents and short-term investments to long-term investments as of October 30, 2004 and for all prior periods. The Company also made corresponding adjustments to its Consolidated Statements of Cash Flows. As of October 30, 2004 and July 31, 2004, the Company held approximately $14.8 million and $107.3 million, respectively, of these auction rate securities, which were reclassified. These reclassifications had no impact on the results of operations of the Company.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of October 30, 2004, as restated, and results of operations and cash flows for the three months ended October 30, 2004, as restated and October 25, 2003, as restated have been made. The results of operations and cash flows for the three months ended October 30, 2004, as restated are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

3. Restatement of Previously Issued Financial Statements

On August 25, 2005, and subsequently on August 31, 2005, the Company concluded that its financial statements and related disclosures should be restated for the years ended July 31, 2004, 2003, 2002, 2001, 2000, and for the three months ended October 30, 2004 and January 29, 2005, to reflect the effects of additional non-cash stock compensation expense resulting from certain identified stock options granted during calendar years 1999 to 2001 that were erroneously accounted for. In addition, as a result of the Company’s subsequent analysis, on August 31, 2005, the Company concluded that its SFAS 123 pro forma disclosures related to the 2001 stock exchange program were incorrect and accordingly such disclosures should be restated.

The Company’s decision to restate these financial statements was based on the findings of an independent investigation into the Company’s stock option accounting that was conducted under the direction of the Audit Committee of its Board of Directors. The independent investigation identified certain stock options granted during calendar years 1999 to 2001 that were erroneously accounted for under generally accepted accounting principles (GAAP). The options identified consisted of: (i) six new employee stock option grants in which employment start date records were deliberately modified and six existing stock option grants that were deliberately cancelled and reissued, in both cases, to provide a lower exercise price for these options, (ii) options granted under the April 14, 2000 broad based stock option grant program, where from a review of supporting records it appeared that the number of options granted likely was not ultimately determined until April 26, 2000, (iii) three stock option grants that continued to vest following a change in employment status without the Company recording an appropriate corresponding stock compensation charge, and (iv) one stock option grant was improperly accounted for due to an inadvertent recording error.

The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated statements of operations for the three months ended October 30, 2004 and October 25, 2003 and consolidated balance sheet as of October 30, 2004:

	Three Months Ended
	October 30, 2004	October 25, 2003
	In thousands
Stock Compensation Expense
As Previously Reported	$601	$1,485
As Restated	$672	$1,459

Gross profit
As Previously Reported	$5,582	$2,537
As Restated	$5,551	$2,508

Loss from operations
As Previously Reported	$(11,990)	$(16,445)
As Restated	$(12,061)	$(16,419)

Net loss
As Previously Reported	$(7,792)	$(12,177)
As Restated	$(7,863)	$(12,151)

Basic and diluted net loss per share
As Previously Reported	$(0.03)	$(0.05)
As Restated	$(0.03)	$(0.04)

	October 30, 2004	July 31, 2004
	In thousands
Additional paid-in capital
As Previously Reported	$1,742,631	$1,740,293
As Restated	$1,776,549	$1,774,214

Accumulated deficit
As Previously Reported	$(788,896)	$(781,104)
As Restated	$(822,607)	$(814,744)

Deferred compensation
As Previously Reported	$(798)	$(1,279)
As Restated	$(1,005)	$(1,560)

In connection with the preparation of the Company’s amended Form 10-K/A for the year ended July 31, 2004, the Company determined that the pro forma disclosures for stock-based compensation expense required under Statement of Financial Accounting Standards No. 123 (“SFAS 123”) included in Note 2 to the consolidated financial statements included in the Original Filing of the Company’s Annual Report on Form 10-K filed on August 23, 2004 for the year ended July 31, 2004 were incorrect due to errors related to the calculation of the effect of a stock option exchange program that took place on June 20, 2001. When the original stock options were exchanged and cancelled under the exchange program, the Company stopped recognizing compensation cost on those options for SFAS 123 disclosure purposes. The fair value of the restricted stock and the fair value of the new options were calculated as of their respective grant dates, and recognized over the respective vesting period of each instrument. This treatment was incorrect since it failed to also include the unamortized stock compensation balance that remained on the original stock options. The Company has incorporated these corrections to its disclosure for stock-based compensation expense included in Note 4, “Stock-Based Compensation” to these consolidated financial statements. Additionally, the Company determined that the disclosure of the components of its net deferred tax assets were incorrect due to miscalculation of its net operating loss carryforwards, and an offsetting impact on its valuation allowance and accordingly such disclosures should be restated. These errors do not have any impact on the Company’s consolidated statements of operations, consolidated balance sheets or consolidated statements of cash flows for any period.

The following is a summary of the effect of these corrections on the Company’s pro forma calculation of its net loss per share for the three months ended October 30, 2004 and October 25, 2003:

	Three Months Ended
	October 30, 2004	October 30, 2004
	(as previously reported)	(as restated)
Net loss:

As reported	$(7,792)	$(7,863)
Stock-based compensation expense included in reported net loss under APB 25	601	672
Stock-based compensation expense that would have been included in reported net loss if the fair value provisions of SFAS 123 had been applied to all awards	(7,284)	(28,753)

Pro forma	$(14,475)	$(35,944)

Basic and diluted net loss per share:

As reported	$(0.03)	$(0.03)
Pro forma	$(0.05)	$(0.13)

	Three Months Ended
	October 25, 2003	October 25, 2003
	(as previously reported)	(as restated)
Net loss:

As reported	$(12,177)	$(12,151)
Stock-based compensation expense included in reported net loss under APB 25	1,485	1,459
Stock-based compensation expense that would have been included in reported net loss if the fair value provisions of SFAS 123 had been applied to all awards	(9,222)	(33,266)

Pro forma	$(19,914)	$(43,958)

Basic and diluted net loss per share:

As reported	$(0.05)	$(0.05)
Pro forma	$(0.07)	$(0.16)

4. Stock-Based Compensation

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

The Company is required under SFAS 123 to disclose pro forma information regarding the stock awards made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per share data):

	Three Months Ended
	October 30, 2004	October 25, 2003
	(as restated)	(as restated)
Net loss:
As reported	$(7,863)	$(12,151)
Stock-based compensation expense included in reported net loss under APB 25	672	1,459

Stock-based compensation expense that would have been included in reported net loss if the fair value provisions of FAS 123 had been applied to all awards	(28,753)	(33,266)

Pro forma	$(35,944)	$(43,958)

Basic and diluted net loss per share:
As reported	$(0.03)	$(0.05)
Pro forma	$(0.13)	$(0.16)

The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future periods. The fair value of the stock options at the date of grant was estimated using the Black-Scholes model.

5. Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	October 30, 2004	October 25, 2003
	(as restated)	(as restated)
Numerator:
Net loss	$(7,863)	$(12,151)

Denominator:
Weighted-average shares of common stock outstanding	274,149	272,026
Weighted-average shares subject to repurchase	(119)	(1,552)

Shares used in per-share calculation – basic and diluted	274,030	270,474

Net loss per share:
Basic and diluted	$(0.03)	$(0.04)

Options to purchase 30.6 million and 29.4 million shares of common stock, at respective average exercise prices of $6.83 and $7.48, have not been included in the computation of diluted net loss per share for the three months ended October 30, 2004, as restated and October 25, 2003, as restated, respectively, as their effect would have been anti-dilutive.

6. Inventories

Inventories consisted of the following (in thousands):

	October 30, 2004	July 31, 2004
Raw materials	$1,072	$702
Work in process	1,480	1,405
Finished goods	2,145	2,187

	$4,697	$4,294

7. Comprehensive Loss

The components of comprehensive loss consisted of the following (in thousands):

	Three Months Ended
	October 30, 2004	October 25, 2003
	(as restated)	(as restated)
Net loss	$(7,863)	$(12,151)
Unrealized gain (loss) on investments	810	(905)

Comprehensive loss	$(7,053)	$(13,056)

8. Restructuring Charges and Related Asset Impairments

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, we wish to caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including, without limitation, those risks and uncertainties discussed under the heading “Factors That May Affect Future Results” contained in this Form 10-Q/A. The information discussed in this report should be read in conjunction with our Annual Report on Form 10-K/A and other reports we file from time to time with the SEC. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.

Restatement of Consolidated Financial Statements

On August 25, 2005, and subsequently on August 31, 2005, the Company’s Board of Directors, upon the recommendation of Sycamore’s management, concluded that the Company’s consolidated financial statements for the years ended July 31, 2004, 2003, 2002, 2001, 2000 and the first and second quarters of the year ended July 31, 2005 should be restated to reflect the effects of additional non-cash stock compensation expense resulting from certain identified stock options granted during calendar years 1999 to 2001 that were erroneously accounted for under generally accepted accounting principles (“GAAP”). The Company’s decision to restate these financial statements was based on the findings of an independent investigation into the Company’s stock option accounting that was conducted under the direction of the Audit Committee of its Board of Directors. The following discussion and analysis has been amended to reflect the restatement described above in the “Restatement of Consolidated Financial Statements” Explanatory Note to this Amendment No. 1 to Form 10-Q/A and in Note 3 to our consolidated financial statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Form 10-Q.

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

Our business has been adversely affected by the decline in the telecommunications industry which began in 2001. During this period, our revenue decreased significantly and we enacted three separate restructuring programs in order to reduce our cost structure and focus our business on the optical switching market. As part of our strategy, however, we continue to maintain a significant cost structure, particularly within the research and development, sales and customer service organizations. We believe this cost structure is necessary to develop, market and sell our products to current and prospective customers. Due to our decreased revenues, our restructuring programs and our decision to maintain a significant cost structure, we have incurred a cumulative net loss of $822.6 million at October 30, 2004.

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

Our total cash, cash equivalents and investments were $957.8 million at October 30, 2004. Included in this amount were cash and cash equivalents of $186.3 million. We intend to fund our operations, including fixed commitments under operating leases, and any required capital expenditures over the next few years using our existing cash, cash equivalents and investments. We believe that, based on our business plans and current conditions, our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for the next twelve months. We also believe that our current cash, cash equivalents and investments will enable us to pursue the strategic and financial alternatives discussed above.

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

Gross profit

The following table presents gross profit for product and services, including non-cash stock-based compensation expense (in thousands, except percentages):

	Three Months Ended
	October 30, 2004	October 25, 2003
	(as restated)	(as restated)
Gross profit:
Product	$4,252	$2,462
Service	1,299	46

Total	$5,551	$2,508

Gross profit:
Product	38.9%	40.0%
Service	39.7%	2.0%
Total	39.1%	29.7%

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

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended,
	October 30, 2004	October 25, 2003	Variance in Dollars	Variance in Percent
	(as restated)	(as restated)	(as restated)	(as restated)
Research and development	$11,672	$11,298	$374	3.3%
Sales and marketing	3,144	4,411	(1,267)	(28.7)%
General and administrative	2,248	1,968	280	14.2%
Stock-based compensation	548	1,250	(702)	(56.2)%

Total operating expenses	$17,612	$18,927	$(1,315)	(6.9)%

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

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages): 2004. The decrease was primarily due to lower invested cash balances.

	Three Months Ended,		Variance in Dollars	Variance in Percent
	October 30, 2004	October 25, 2003
Interest and other income, net	$4,198	$4,268	$(70)	(1.6)%

Provision for Income Taxes

We did not provide for income taxes for the first quarter of fiscal 2004, or the first quarter of fiscal 2003, due to our cumulative taxable losses in recent years and the net losses incurred during each period. We did not record any tax benefits relating to these losses due to the uncertainty surrounding the realization of these deferred tax assets.

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $957.8 million at October 30, 2004. Included in this amount were cash and cash equivalents of $186.3 million, compared to $45.4 million at July 31, 2004. The decrease in cash and cash equivalents of $140.9 million for the first quarter of fiscal 2005 was due to cash provided by investing activities of $144.2 million and cash provided by financing activities of $2.2 million partially offset by cash used in operating activities of $5.6 million.

Cash provided by investing activities of $144.2 million consisted primarily of net maturities of investments of $145.2 million. Cash provided by financing activities of $2.2 million consisted of proceeds from employee stock plan activity. Cash used in operating activities of $5.6 million consisted of the net loss for the period of $7.9 million, adjusted for net non-cash charges totaling $2.0 million and changes to working capital totaling $0.3 million. The most significant changes to working capital were a decrease in accounts receivable of $4.3 million, a decrease in deferred revenue of $1.8 million, a decrease in accrued restructuring costs of $1.1 million and an increase in prepaids and other current assets of $1.1 million. Non-cash charges include depreciation and amortization and stock-based compensation.

Our primary source of liquidity comes from our cash and cash equivalents and investments, which totaled $957.8 million at October 30, 2004. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities at the date of acquisition ranging from 90 days to three years. At October 30, 2004, $527.1 million of investments with maturities of less than one year were classified as short-term investments and $244.3 million of investments with maturities of greater than one year were classified as long-term investments. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and investments will continue to be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At October 30, 2004, more than 75% of our accounts receivable balance was attributable to three customers.

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

Our business has been adversely affected by the decline in the telecommunications industry which began in 2001. During this period, our revenue has decreased significantly and we enacted three separate restructuring programs which have reduced our cost structure and focused our business on the optical switching market. In order to remain competitive, we continue to maintain a significant cost structure, particularly within the research and development, sales and customer support organizations. We believe this cost structure is necessary to develop, market and sell our products to current and prospective customers. Due to our decreased revenues, our restructuring programs and our decision to maintain a significant cost structure, we have incurred a net loss for the first quarter of fiscal 2005 of $7.9 million and a cumulative net loss of $822.6 million at October 30, 2004. We expect that our decision to maintain a significant cost structure will require us to generate significantly higher revenue over current levels in order to achieve and maintain profitability. As a result, we expect to continue to incur net losses. We cannot assure you that our revenue will increase or that we will generate sufficient revenue to achieve or sustain such profitability.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer ) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 30, 2004. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. These inherent limitations include the fact that there are resource constraints, and that the benefits of controls must be considered relative to their costs.

At the time of the Original Filing, the Chief Executive Officer and the then Chief Financial Officer concluded that the Company’s disclosure controls were effective as of October 30, 2004, which conclusion they believed was accurate at that time. On August 25, 2005, subsequent to this evaluation, the Company determined that certain stock option grants were accounted for and disclosed erroneously as described below.

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

The Company determined that a material weakness in its internal control over financial reporting existed as of October 30, 2004. Specifically, as a result of the independent investigation into the Company’s stock option accounting practices, management determined that the Company did not maintain effective controls over the completeness and accuracy of its accounting for and monitoring of its non-cash stock-based accounting and related financial statement disclosures, including the validity of its recording of various stock option transactions. This control deficiency resulted in management’s failure to detect errors as a result of both deliberate and inadvertent actions by certain employees with regard to stock option accounting resulted in the restatement of the Company’s consolidated financial statements for the years ended July 31, 2004, 2003, 2002 and for the first and second quarters of the year ended July 31, 2005. In addition, the restatement will include the selected financial data for the years ended July 31, 2001 and 2000 and adjustments to the consolidated financial statements for the third quarter for the year ended July 31, 2005 prior to its issuance. Additionally, this control deficiency could result in a misstatement of non-cash stock-based compensation expense, additional paid-in capital, accumulated deficit and deferred compensation and financial statement disclosures related to stock options that could result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, the Company has determined that this control deficiency constitutes a material weakness.

Therefore, the Company’s Chief Executive Officer and current Chief Financial Officer have concluded that, as of October 30, 2004, our disclosure controls and procedures were not effective for the reasons described in the preceding paragraphs.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In the three months ended October 30, 2004, the following shares of common stock were surrendered to the Company:

	Total shares purchased *	Average price paid per share
August 1, 2004 – August 28, 2004	4,827	$—
August 29, 2004 – September 25, 2004	263	—
September 26, 2004 – October 30, 2004	188	—

Total	5,278	$—

*	Purchased from departing employees pursuant to preexisting contractual rights.

The Company has not publicly announced any programs to repurchase shares of common stock.

Item 6. Exhibits

Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (2)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

10.1	Letter Agreement between Sycamore Networks, Inc. and Richard J. Gaynor.

10.2	Form of Indemnification Agreement between Sycamore Networks, Inc. and executive officers of Sycamore, including Richard J. Gaynor (4)

10.3	Form of Change in Control Agreement between Sycamore Networks, Inc. and executive officers of Sycamore, including Richard J. Gaynor (4)

10.4	Agreement and Release dated November 2, 2004 between Sycamore Networks, Inc. and Frances M. Jewels.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 1999 filed with the Commission on December 13, 1999.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sycamore Networks, Inc.

/s/ Richard J. Gaynor
Richard J. Gaynor
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: September 12, 2005