Form 10-Q/A
period 2005-01-29
SYCAMORE NETWORKS INC
filed 2005-09-12
CIK 1092367

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐ .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock as of February 14, 2005 was 275,326,704.

Explanatory Note

Restatement of Consolidated Financial Statements

We are amending our Form 10-Q for the three months ended January 29, 2005, originally filed with the Securities and Exchange Commission (“SEC”) on February 25, 2005 (the “Original Filing”), to restate the Company’s consolidated financial statements and related disclosures.

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

Sycamore Networks, Inc.

Part I. Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	January 29, 2005	July 31, 2004
	(as restated)	(as restated)
Assets
Current assets:
Cash and cash equivalents	$373,172	$45,430
Short-term investments	396,187	482,274
Accounts receivable, net of allowance for doubtful accounts of $4,132 at January 29, 2005 and July 31, 2004	10,074	10,605
Inventories	4,148	4,294
Prepaids and other current assets	4,686	3,611

Total current assets	788,267	546,214

Property and equipment, net	8,412	9,419
Long-term investments	179,613	433,621
Other assets	1,585	1,664

Total assets	$977,877	$990,918

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,140	$5,602
Accrued compensation	2,254	2,071
Accrued warranty	2,086	2,017
Accrued expenses	3,600	3,077
Accrued restructuring costs	10,276	12,005
Deferred revenue	3,721	7,226
Other current liabilities	2,637	2,554

Total current liabilities	29,714	34,552

Deferred revenue	1,427	926

Total liabilities	31,141	35,478

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 2,500,000 shares authorized; 275,312 and 273,887 shares issued at January 29, 2005 and July 31, 2004, respectively	275	274
Additional paid-in capital	1,778,244	1,774,214
Accumulated deficit	(827,989)	(814,744)
Deferred compensation	(591)	(1,560)
Accumulated other comprehensive loss	(3,203)	(2,744)

Total stockholders’ equity	946,736	955,440

Total liabilities and stockholders’ equity	$977,877	$990,918

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
	(as restated)	(as restated)	(as restated)	(as restated)
Revenue:
Product	$11,225	$3,673	$22,164	$9,829
Service	3,667	3,202	6,943	5,487

Total revenue	14,892	6,875	29,107	15,316
Cost of revenue:
Product	6,565	2,152	13,188	5,760
Service	1,837	2,094	3,754	4,210
Stock-based compensation:
Product	37	84	102	171
Service	41	124	100	247

Total cost of revenue	8,480	4,454	17,144	10,388

Gross profit .	6,412	2,421	11,963	4,928

Operating expenses:
Research and development	11,217	11,751	22,889	23,049
Sales and marketing	3,011	4,345	6,155	8,756
General and administrative	1,932	1,482	4,180	3,450
Stock-based compensation:
Research and development	229	1,096	516	1,769
Sales and marketing	32	273	81	557
General and administrative	45	341	257	633

Total operating expenses	16,466	19,288	34,078	38,214

Loss from operations	(10,054)	(16,867)	(22,115)	(33,286)
Interest and other income, net	4,672	3,895	8,870	8,163

Loss before income taxes	(5,382)	(12,972)	(13,245)	(25,123)
Provision for income taxes	—	—	—	—

Net loss	$(5,382)	$(12,972)	$(13,245)	$(25,123)

Basic and diluted net loss per share	$(0.02)	$(0.05)	$(0.05)	$(0.09)
Weighted-average shares used in computing basic and diluted net loss per share	274,963	271,801	274,497	271,138

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	January 29, 2005	January 24, 2004
	(as restated)	(as restated)
Cash flows from operating activities:
Net loss	$(13,245)	$(25,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,522	5,982
Stock-based compensation	1,056	3,377
Provision for doubtful accounts	—	(52)
Changes in operating assets and liabilities:
Accounts receivable	531	6,827
Inventories	146	(5,593)
Prepaids and other current assets	(1,075)	(709)
Deferred revenue	(3,004)	(310)
Accounts payable	(462)	871
Accrued expenses and other current liabilities	858	(1,127)
Accrued restructuring costs	(1,729)	(3,465)

Net cash used in operating activities	(14,402)	(19,322)

Cash flows from investing activities:
Purchases of property and equipment	(1,515)	(2,702)
Purchases of investments	(102,779)	(395,211)
Maturities of investments	442,415	461,817
Decrease in other assets	79	354

Net cash provided by investing activities	338,200	64,258

Cash flows from financing activities:
Proceeds from issuance of common stock	3,944	4,112
Purchase of treasury stock	—	(23)

Net cash provided by financing activities	3,944	4,089

Net increase in cash and cash equivalents	327,742	49,025
Cash and cash equivalents, beginning of period	45,430	182,640

Cash and cash equivalents, end of period	$373,172	$231,665

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

2. Basis of Presentation

The accompanying financial data as of January 29, 2005 and for the three and six months ended January 29, 2005 and January 24, 2004 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2004 filed with the SEC.

Certain previously reported amounts have been reclassified to conform to the current period presentation. In connection with the preparation of this report, the Company concluded that it was appropriate to classify certain auction rate securities as long-term investments. Previously, such investments had been classified as cash and cash equivalents. At January 29, 2005 the Company reclassified certain auction rate securities from cash and cash equivalents to long-term investments as of January 29, 2005 and for all prior periods. The Company also made corresponding adjustments to its Consolidated Statements of Cash Flows. As of January 29, 2005 and July 31, 2004 the Company held approximately $14.8 million and $107.3 million, respectively, of these auction rate securities, which were reclassified. These reclassifications had no impact on the results of operations of the Company.

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

The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated statements of operations for the three and six months ended January 29, 2005 and January 24, 2004 and consolidated balance sheet as of January 29, 2005:

	Three Months Ended		Six Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
	In thousands		In thousands
Stock Compensation Expense
As Previously Reported	$313	$1,945	$914	$3,430
As Restated	$384	$1,918	$1,056	$3,377

Gross profit
As Previously Reported	$6,443	$2,452	$12,025	$4,989
As Restated	$6,412	$2,421	$11,963	$4,928

Loss from operations
As Previously Reported	$(9,983)	$(16,894)	$(21,973)	$(33,339)
As Restated	$(10,054)	$(16,867)	$(22,115)	$(33,286)

Net loss
As Previously Reported	$(5,311)	$(12,999)	$(13,103)	$(25,176)
As Restated	$(5,382)	$(12,972)	$(13,245)	$(25,123)

Basic and diluted net loss per share
As Previously Reported	$(0.02)	$(0.05)	$(0.05)	$(0.09)
As Restated	$(0.02)	$(0.05)	$(0.05)	$(0.09)

	January 29, 2005	July 31, 2004
	In thousands
Additional paid-in capital
As Previously Reported	$1,744,327	$1,740,293
As Restated	$1,778,244	$1,774,214

Accumulated deficit
As Previously Reported	$(794,207)	$(781,104)
As Restated	$(827,989)	$(814,744)

Deferred compensation
As Previously Reported	$(456)	$(1,279)
As Restated	$(591)	$(1,560)

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

The following is a summary of the effect of these corrections on the Company’s pro forma calculation of its net loss per share for the three and six months ended January 29, 2005 and January 24, 2004:

	Three Months Ended		Six Months Ended
	January 29, 2005	January 29, 2005	January 29, 2005	January 29, 2005
	(as previously reported)	(as restated)	(as previously reported)	(as restated)
Net loss:

As reported	$(5,311)	$(5,382)	$(13,103)	$(13,245)
Stock-based compensation expense included in reported net loss under APB 25	313	384	914	1,056
Stock-based compensation expense that would have been included in reported net loss if the fair value provisions of SFAS 123 had been applied to all awards	(5,265)	(17,806)	(12,549)	(46,559)

Pro forma	$(10,263)	$(22,804)	$(24,738)	$(58,748)

Basic and diluted net loss per share:

As reported	$(0.02)	$(0.02)	$(0.05)	$(0.05)
Pro forma	$(0.04)	$(0.08)	$(0.09)	$(0.21)

	Three Months Ended		Six Months Ended
	January 24, 2004	January 24, 2004	January 24, 2004	January 24, 2004
	(as previously reported)	(as restated)	(as previously reported)	(as restated)
Net loss:

As reported	$(12,999)	$(12,972)	$(25,176)	$25,123)
Stock-based compensation expense included in reported net loss under APB 25	1,945	1,918	3,430	3,377
Stock-based compensation expense that would have been included in reported net loss if the fair value provisions of SFAS 123 had been applied to all awards	(9,875)	(33,584)	(19,097)	(66,850)

Pro forma	$(20,929)	$(44,638)	$(40,843)	$(88,596)

Basic and diluted net loss per share:

As reported	$(0.05)	$(0.05)	$(0.09)	$(0.09)
Pro forma	$(0.08)	$(0.16)	$(0.15)	$(0.33)

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

The Company is required under SFAS 123 to disclose pro forma information regarding the stock awards made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
	(as restated)	(as restated)	(as restated)	(as restated)
Net loss:

As reported	$(5,382)	$(12,972)	$(13,245)	$(25,123)
Stock-based compensation expense included in reported net loss under APB 25	384	1,918	1,056	3,377
Stock-based compensation expense that would have been included in reported net loss if the fair value provisions of FAS 123 had been applied to all awards	(17,806)	(33,584)	(46,559)	(66,850)

Pro forma	$(22,804)	$(44,638)	$(58,748)	$(88,596)

Basic and diluted net loss per share:

As reported	$(0.02)	$(0.05)	$(0.05)	$(0.09)
Pro forma	$(0.08)	$(0.16)	$(0.21)	$(0.33)

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
	(as restated)	(as restated)	(as restated)	(as restated)
Numerator:
Net loss	$(5,382)	$(12,972)	$(13,245)	$(25,123)

Denominator:
Weighted-average shares of common stock outstanding	275,037	272,666	274,593	272,346
Weighted-average shares subject to repurchase	(74)	(865)	(96)	(1,208)

Shares used in per-share calculation – basic and diluted	274,963	271,801	274,497	271,138

Net loss per share:
Basic and diluted	$(0.02)	$(0.05)	$(0.05)	$(0.09)

Options to purchase 29.4 million and 28.8 million shares of common stock, at respective average exercise prices of $6.86 and $7.43, have not been included in the computation of diluted net loss per share for the three and six months ended January 29, 2005 and January 24, 2004, respectively, as their effect would have been anti-dilutive.

6. Inventories

Inventories consisted of the following (in thousands):

	January 29, 2005	July 31, 2004
Raw materials	$1,022	$702
Work in process	1,288	1,405
Finished goods	1,838	2,187

Total	$4,148	$4,294

7. Comprehensive Loss

The components of comprehensive loss consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
	(as restated)	(as restated)	(as restated)	(as restated)
Net loss	$(5,382)	$(12,972)	$(13,245)	$(25,123)
Unrealized gain (loss) on investments	(1,269)	849	(459)	(56)

Comprehensive loss	$(6,651)	$(12,123)	$(13,704)	$(25,179)

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

9. Recent Accounting Pronouncements

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

10. Commitments and Contingencies

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

Our business has been adversely affected by the decline in the telecommunications industry which began in 2001. During this period, our revenue decreased significantly and we enacted three separate restructuring programs in order to reduce our cost structure and focus our business on the optical switching market. As part of our strategy, however, we continue to maintain a significant cost structure, particularly within the research and development, sales and customer service organizations. We believe this cost structure is necessary to develop, market and sell our products to current and prospective customers. Due to our decreased revenues, our restructuring programs and our decision to maintain a significant cost structure, we have incurred a cumulative net loss of $828.0 million at January 29, 2005.

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

Gross profit

The following table presents gross profit for product and services, including non-cash stock-based compensation expense (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	January 29, 2005	January 24, 2004	January 29, 2005	January 24, 2004
	(as restated)	(as restated)	(as restated)	(as restated)
Gross profit :
Product	$4,623	$1,437	$8,874	$3,898
Service	1,789	984	3,089	1,030

Total	$6,412	$2,421	$11,963	$4,928

Gross profit :
Product	41.2%	39.1%	40.0%	39.7%
Service	48.8%	30.7%	44.5%	18.8%
Total	43.1%	35.2%	41.1%	32.2%

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

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	January 29, 2005	January 24, 2004	Variance in Dollars	Variance in Percent	January 29, 2005	January 24, 2004	Variance in Dollars	Variance in Percent
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Research and development	$11,217	$11,751	$(534)	(4.5)%	$22,889	$23,049	$(160)	(0.7)%
Sales and marketing	3,011	4,345	(1,334)	(30.7)%	6,155	8,756	(2,601)	(29.7)%
General and administrative	1,932	1,482	450	30.4%	4,180	3,450	730	21.2%
Stock-based compensation	306	1,710	(1,404)	(82.1)%	854	2,959	(2,105)	(71.1)%

Total operating expenses	$16,466	$19,288	$(2,822)	(14.6)%	$34,078	$38,214	$(4,136)	(10.8)%

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

Cash provided by investing activities of $338.2 million consisted primarily of net maturities of investments of $339.6 million. Cash provided by financing activities of $3.9 million consisted of proceeds from employee stock plan activity. Cash used in operating activities of $14.4 million consisted of the net loss for the period of $13.2 million, adjusted for net non-cash charges totaling $3.6 million and changes to working capital totaling $4.7 million. The most significant changes to working capital were a decrease in deferred revenue of $3.0 million, a decrease in accrued restructuring costs of $1.7 million, a decrease in prepaids and other current assets of $1.1 million and an increase in accrued expenses and other current liabilities of $0.9 million. Non-cash charges include depreciation and amortization and stock-based compensation.

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

Our business has been adversely affected by the decline in the telecommunications industry which began in 2001. During this period, our revenue has decreased significantly and we enacted three separate restructuring programs which have reduced our cost structure and focused our business on the optical switching market. In order to remain competitive, we continue to maintain a significant cost structure, particularly within the research and development, sales and customer support organizations. We believe this cost structure is necessary to develop, market and sell our products to current and prospective customers. Due to our decreased revenues, our restructuring programs and our decision to maintain a significant cost structure, we have incurred a net loss for the second quarter of fiscal 2005 of $5.4 million and a cumulative net loss of $828.0 million at January 29, 2005. We expect that our decision to maintain a significant cost structure will require us to generate significantly higher revenue over current levels in order to achieve and maintain profitability. As a result, we expect to continue to incur net losses. We cannot assure you that our revenue will increase or that we will generate sufficient revenue to achieve or sustain such profitability.

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

The Sarbanes-Oxley Act of 2002, in particular Section 404, requires our management to report on the effectiveness of our internal controls over financial reporting. Beginning with our Form 10-K/A for our fiscal year ending July 31, 2005, our independent auditors will be required to attest to and report on the evaluation by our management. We are currently undergoing a review of our internal control systems and procedures and are considering improvements that will be necessary in order for us to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Although we believe that our efforts will enable us to provide the required management report and enable our independent auditors to provide their attestation report concerning our assessment and the effectiveness of our internal controls over financial reporting as of our fiscal year end, we can give no assurances that such efforts will be completed in a timely manner and on a successful basis, which could adversely affect the market price of our common stock.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer ) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 29, 2005. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. These inherent limitations include the fact that there are resource constraints, and that the benefits of controls must be considered relative to their costs.

At the time of the Original Filing, the Chief Executive Officer and the then Chief Financial Officer concluded that the Company’s disclosure controls were effective as of January 29, 2005, which conclusion they believed was accurate at that time. On August 25, 2005, subsequent to this evaluation, the Company determined that certain stock option grants were accounted for and disclosed erroneously as described below.

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

As a result of these findings, the Company determined that it had erroneously accounted for non-cash stock-based compensation charges associated with such stock option grants. Accordingly, on August 25, 2005, and subsequently on August 31, 2005, the Company’s Board of Directors, upon the recommendation of Sycamore’s management, concluded that the Company’s financial statements for the years ended July 31, 2004, 2003 and 2002, and for the first and second quarters of the year ended July 31, 2005 should be restated to reflect the additional non-cash stock compensation expense amortized over the vesting period of the identified stock options.

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

The Company determined that a material weakness in its internal control over financial reporting existed as of January 29, 2005. Specifically, as a result of the independent investigation into the Company’s stock option accounting practices, management determined that the Company did not maintain effective controls over the completeness and accuracy of its accounting for and monitoring of its non-cash stock-based accounting and related financial statement disclosures, including the validity of its recording of various stock option transactions. This control deficiency resulted in management’s failure to detect errors as a result of both deliberate and inadvertent actions by certain employees with regard to stock option accounting and resulted in the restatement of the Company’s consolidated financial statements for the years ended July 31, 2004, 2003, 2002 and for the first and second quarters of the year ended July 31, 2005. In addition, the restatement will include the selected financial data for the years ended July 31, 2001 and 2000 and adjustments to the consolidated financial statements for the third quarter for the year ended July 31, 2005 prior to its issuance. Additionally, this control deficiency could result in a misstatement of non-cash stock-based compensation expense, additional paid-in capital, accumulated deficit and deferred compensation and financial statement disclosures related to stock options that could result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, the Company has determined that this control deficiency constitutes a material weakness.

Therefore, the Company’s Chief Executive Officer and current Chief Financial Officer have concluded that, as of January 29, 2005, our disclosure controls and procedures were not effective for the reasons described in the preceding paragraphs.

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