Form 10-Q
period 2005-04-30
SYCAMORE NETWORKS INC
filed 2005-09-19
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

The number of shares outstanding of the Registrant’s Common Stock as of September 9, 2005 was 276,230,607.

Sycamore Networks, Inc.

Part I.  Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	April 30, 2005	July 31, 2004
		(as restated)
Assets
Current assets:
Cash and cash equivalents	$522,244	$45,430
Short-term investments	351,067	482,274
Accounts receivable, net of allowance for doubtful accounts of $4,132 at April 30, 2005 and July 31, 2004 respectively	14,491	10,605
Inventories	4,709	4,294
Prepaids and other current assets	4,101	3,611

Total current assets	896,612	546,214
Property and equipment, net	7,878	9,419
Long-term investments	75,547	433,621
Other assets	989	1,664

Total assets	$981,026	$990,918

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,836	$5,602
Accrued compensation	2,302	2,071
Accrued warranty	1,989	2,017
Accrued expenses	3,469	3,077
Accrued restructuring costs	9,820	12,005
Reserve for contingencies	10,282	—
Deferred revenue	10,419	7,226
Other current liabilities	2,012	2,554

Total current liabilities	43,129	34,552
Deferred revenue	1,530	926

Total liabilities	44,659	35,478

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 2,500,000 shares authorized; 275,693 and 273,887 shares issued at April 30, 2005 and July 31, 2004, respectively	276	274
Additional paid-in capital	1,779,311	1,774,214
Accumulated deficit	(839,969)	(814,744)
Deferred compensation	(239)	(1,560)
Accumulated other comprehensive loss	(3,012)	(2,744)

Total stockholders’ equity	936,367	955,440

Total liabilities and stockholders’ equity	$981,026	$990,918

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 30, 2005	April 24, 2004	April 30, 2005	April 24, 2004
		(as restated)		(as restated)
Revenue:
Product	$14,314	$11,355	$36,478	$21,184
Service	3,534	3,363	10,477	8,850

Total revenue	17,848	14,718	46,955	30,034
Cost of revenue:
Product	7,043	7,649	20,231	13,409
Service	1,761	2,074	5,515	6,284
Stock-based compensation:
Product	37	123	138	369
Service	40	83	141	255

Total cost of revenue	8,881	9,929	26,025	20,317

Gross profit	8,967	4,789	20,930	9,717
Operating expenses:
Research and development	10,676	11,257	33,565	34,306
Sales and marketing	2,630	4,896	8,785	13,652
General and administrative	2,013	1,642	6,193	5,092
Stock-based compensation:
Research and development	191	538	707	2,307
Sales and marketing	28	263	108	820
General and administrative	43	239	301	872
Reserve for contingencies	10,282	—	10,282	—
Restructuring charges and related asset impairments	679	—	679	—

Total operating expenses	26,542	18,835	60,620	57,049

Loss from operations	(17,575)	(14,046)	(39,690)	(47,332)
Interest and other income, net	5,595	3,485	14,465	11,648

Loss before income taxes	(11,980)	(10,561)	(25,225)	(35,684)
Provision for income taxes	—	—	—	—

Net loss	$(11,980)	$(10,561)	$(25,225)	$(35,684)

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.09)	$(0.13)
Weighted-average shares used in computing basic and diluted net loss per share	275,325	272,652	274,773	271,642

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited )

	Nine Months Ended
	April 30, 2005	April 24, 2004
		(as restated)
Cash flows from operating activities:
Net loss	$(25,225)	$(35,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,480	8,005
Stock-based compensation	1,395	4,623
Provision for doubtful accounts	—	(52)
Restructuring charges and related asset impairment	169	—
Changes in operating assets and liabilities:
Accounts receivable	(3,886)	(3,443)
Inventories	(415)	1,100
Prepaids and other current assets	(499)	(72)
Deferred revenue	3,797	4,233
Accounts payable	(2,766)	(1,187)
Accrued expenses and other current liabilities	10,335	(1,975)
Accrued restructuring costs	(2,185)	(4,787)

Net cash used in operating activities	(15,800)	(29,239)

Cash flows from investing activities:
Purchases of property and equipment	(2,100)	(3,463)
Purchases of investments	(102,779)	(633,151)
Maturities of investments	591,792	616,094
Decrease in other assets	675	515

Net cash provided by (used in) investing activities	487,588	(20,005)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,026	4,542
Purchase of treasury stock	—	(25)

Net cash provided by financing activities	5,026	4,517

Net increase (decrease) in cash and cash equivalents	476,814	(44,727)
Cash and cash equivalents, beginning of period	45,430	197,721

Cash and cash equivalents, end of period	$522,244	$152,994

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

2. Basis of Presentation

The accompanying financial data as of April 30, 2005 and for the three and nine months ended April 30, 2005 and April 24, 2004 (as restated) has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2004 filed with the SEC.

In the opinion of management, all adjustments necessary to present a fair statement of financial position as of April 30, 2005 and results of operations and cash flows for the periods ended April 30, 2005 and April 24, 2004 (as restated) have been made. The results of operations and cash flows for the periods ended April 30, 2005 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

3. Restatement of Previously Issued Financial Statements

As reported in Sycamore’s 2004 Annual Report on Form 10-K/A and in its quarterly report on Form 10-Q/A for the quarter ended October 30, 2004 and January 29, 2005, each as filed with the SEC on September 12, 2005, the Company has restated its consolidated financial statements for the years ended July 31, 2004, 2003, 2002, 2001 and 2000 and for the three months ended October 30, 2004 and January 29, 2005, to reflect the effects of additional non-cash stock compensation expense resulting from certain identified stock options granted during calendar years 1999 to 2001 that were erroneously accounted for. In addition, as a result of the Company’s subsequent analysis, the Company concluded that its SFAS 123 pro forma disclosures related to the 2001 stock exchange program were incorrect and accordingly such disclosures should be restated.

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

The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated statements of operations for the three and nine months ended April 24, 2004 and consolidated balance sheet as of July 31, 2004:

	Three Months Ended April 24, 2004	Nine Months Ended April 24, 2004
	In thousands
Stock Compensation Expense
As Previously Reported	$1,258	$4,688
As Restated	$1,246	$4,623
Gross profit
As Previously Reported	$4,819	$9,808
As Restated	$4,789	$9,717
Loss from operations
As Previously Reported	$(14,058)	$(47,397)
As Restated	$(14,046)	$(47,332)
Net loss
As Previously Reported	$(10,573)	$(35,749)
As Restated	$(10,561)	$(35,684)
Basic and diluted net loss per share
As Previously Reported	$(0.04)	$(0.13)
As Restated	$(0.04)	$(0.13)

July 31, 2004
In thousands
Additional paid-in capital
As Previously Reported	$1,740,293
As Restated	$1,774,214
Accumulated deficit
As Previously Reported	$(781,104)
As Restated	$(814,744)
Deferred compensation
As Previously Reported	$(1,279)
As Restated	$(1,560)

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

The following is a summary of the effect of these corrections on the Company’s pro forma calculation of its net loss per share for the three and nine months ended April 24, 2004:

	Three Months Ended		Nine Months Ended
	April 24, 2004	April 24, 2004	April 24, 2004	April 24, 2004
	(as previously reported)	(as restated)	(as previously reported)	(as restated)
Net loss:
As reported	$(10,573)	$(10,561)	$(35,749)	$(35,684)
Stock-based compensation expense included in reported net loss under APB 25	1,258	1,246	4,688	4,623
Stock-based compensation expense that would have been included in reported net loss if the fair value provisions of SFAS 123 had been applied to all awards	(9,732)	(32,233)	(28,829)	(99,083)

Pro forma	$(19,047)	$(41,548)	$(59,890)	$(130,144)

Basic and diluted net loss per share:
As reported	$(0.04)	$(0.04)	$(0.13)	$(0.13)
Pro forma	$(0.07)	$(0.15)	$(0.22)	$(0.48)

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

The Company is required under SFAS 123 to disclose pro forma information regarding the stock awards made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	April 30, 2005	April 24, 2004	April 30, 2005	April 24, 2004
		(as restated)		(as restated)
Net loss:
As reported	$(11,980)	$(10,561)	$(25,225)	$(35,684)
Stock-based compensation expense included in reported net loss under APB 25	339	1,246	1,395	4,623
Stock-based compensation expense that would have been included in reported net loss if the fair value provisions of FAS 123 had been applied to all awards	(6,036)	(32,233)	(52,595)	(99,083)

Pro forma	$(17,677)	$(41,548)	$(76,425)	$(130,144)

Basic and diluted net loss per share:
As reported	$(0.04)	$(0.04)	$(0.09)	$(0.13)
Pro forma	$(0.06)	$(0.15)	$(0.28)	$(0.48)

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	April 30, 2005	April 24, 2004	April 30, 2005	April 24, 2004
		(as restated)		(as restated)
Numerator:
Net loss	$(11,980)	$(10,561)	$(25,225)	$(35,684)

Denominator:
Weighted-average shares of common stock outstanding	275,362	273,103	274,849	272,598
Weighted-average shares subject to repurchase	(37)	(451)	(76)	(956)

Shares used in per-share calculation – basic and diluted	275,325	272,652	274,773	271,642

Net loss per share:
Basic and diluted	$(0.04)	$(0.04)	$(0.09)	$(0.13)

Options to purchase 28.2 million and 28.3 million shares of common stock, at respective average exercise prices of $6.89 and $7.45, have not been included in the computation of diluted net loss per share for the three and nine months ended April 30, 2005 and April 24, 2004 (as restated), respectively, as their effect would have been anti-dilutive.

6. Inventories

Inventories consisted of the following (in thousands):

	April 30, 2005	July 31, 2004
		(as restated)
Raw materials	$687	$702
Work in process	1,293	1,405
Finished goods	2,729	2,187

Total	$4,709	$4,294

7. Comprehensive Loss

The components of comprehensive loss consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	April 30, 2005	April 24, 2004	April 30, 2005	April 24, 2004
		(as restated)		(as restated)
Net loss	$(11,980)	$(10,561)	$(25,225)	$(35,684)
Unrealized gain (loss) on investments	191	(2,230)	(268)	(2,286)

Comprehensive loss	$(11,789)	$(12,791)	$(25,493)	$(37,970)

8. Restructuring Charges and Related Asset Impairments

In fiscal 2001, the telecommunications industry began a severe decline which has impacted equipment suppliers, including the Company. In response to the telecommunications industry downturn, the Company has enacted four separate restructuring programs: the first in the third quarter of fiscal 2001 (the “fiscal 2001 restructuring”), the second in the first quarter of fiscal 2002 (the “first quarter fiscal 2002 restructuring”), the third in the fourth quarter of fiscal 2002 (the “fourth quarter fiscal 2002 restructuring”), and the fourth in the third quarter of fiscal 2005 (the “third quarter fiscal 2005 restructuring”).

As of April 30, 2005, the future restructuring cash payments of $9.8 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007, potential legal matters and contractual commitments associated with the restructuring programs and expenses related to the workforce reduction which will be paid in the fourth quarter of fiscal 2005.

In the event that contingencies associated with the restructuring programs occur, or the estimates associated with the restructuring programs are revised, the Company may be required to record additional charges or credits against the reserves previously recorded for its restructuring programs.

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

As of April 30, 2005, the future restructuring cash payments for the fiscal 2001, the first quarter fiscal 2002 and the fourth quarter fiscal 2002 restructuring programs of $9.1 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and certain other costs.

The restructuring charges and related asset impairments recorded in the fiscal 2001, the first quarter fiscal 2002 and the fourth quarter fiscal 2002 restructuring programs, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2004	Payments	Adjustments	Accrual Balance at April 30, 2005
Workforce reduction	$19,993	$1,816	$16,438	$1,739	$—	$—	$—	$—
Facility consolidations and certain other costs	61,750	9,786	33,637	6,322	12,005	3,252	(353)	9,106
Inventory and asset write-downs	315,373	210,149	94,420	10,804	—	—	—	—
Losses on investments	24,845	24,845	—	—	—	—	—	—

Total	$421,961	$246,596	$144,495	$18,865	$12,005	$3,252	$(353)	$9,106

Third Quarter Fiscal 2005 Restructuring:

During the third quarter of fiscal 2005, the Company enacted a fourth restructuring plan and reduced its workforce by approximately 20 employees due to a rationalization of certain R&D initiatives. The Company recorded a restructuring charge of $0.7 million that was comprised of expenses related to the workforce reduction and contract termination costs. As a result of the third quarter fiscal 2005 restructuring, the Company wrote down $0.2 million of certain development assets to their fair value based on the expected discounted cash flows they would generate over their remaining economic life. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets was estimated to be zero.

As of April 30, 2005, the future restructuring cash payments of $0.7 million consist primarily of expenses related to the workforce reduction and contract termination costs which will be paid in the fourth quarter of fiscal 2005.

The restructuring charges for the third quarter fiscal 2005 restructuring plan and the reserve activity as of April 30, 2005 are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Accrual Balance at April 30, 2005
Workforce reduction	$445	$—	$—	$445
Contract termination costs	278	9	—	269

Total	$723	$9	$—	$714

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard is effective for public companies at the beginning of the first annual period beginning after June 15, 2005 and companies may elect to use either the modified-prospective or modified- retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123, except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) to assist preparers by simplifying some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management’s Discussion of and Analysis and several other issues. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123R. Effective August 1, 2005, the Company adopted FAS 123(R) utilizing the “modified prospective” method.

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

The Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately three hundred issuer defendants and the individual defendants currently or formerly associated with those companies approved a settlement and related agreements (the “Settlement Agreement”) which set forth the terms of a settlement between these parties. Among other provisions, the Settlement Agreement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful and for the Company to undertake certain responsibilities, including agreeing to assign away, not assert, or release, certain potential claims the Company may have against its underwriters. In addition, no payments will be required by the issuer defendants under the Settlement Agreement to the extent plaintiffs recover at least $1 billion from the underwriter defendants, who are not parties to the Settlement Agreement and have filed a memorandum of law in opposition to the approval of the Settlement Agreement. To the extent that plaintiffs recover less than $1 billion from the underwriter defendants, the approximately three-hundred issuer defendants are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the Settlement Agreement will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers. The Company’s insurance carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by the plaintiffs. Therefore, we do not expect that the Settlement Agreement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers should arise, the Company’s maximum financial obligation to plaintiffs pursuant to the Settlement Agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. There is no assurance that the court will grant final approval to the settlement. If the Settlement Agreement is not approved and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

On April 1, 2003, a complaint was filed against the Company in the United States Bankruptcy Court for the Southern District of New York by the creditors’ committee (the “Committee”) of 360networks (USA), inc. and 360networks services inc. (the “Debtors”). The Debtors are the subject of a Chapter 11 bankruptcy proceeding but are not plaintiffs in the complaint filed by the Committee. The complaint seeks recovery of alleged preferential payments in the amount of approximately $16.1 million, plus interest. The Committee alleges that the Debtors made the preferential payments under Section 547(b) of the Bankruptcy Code to the Company during the 90-day period prior to the Debtors’ bankruptcy filings. The Company believes that the claims against it are mostly without merit and has been defending against the complaint vigorously.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. On a quarterly basis, the Company reviews its commitments and contingencies to reflect the effect of ongoing negotiations, settlements, rulings, advice of counsel, and other information and events pertaining to a particular case. We are also subject to potential tax liabilities associated with ongoing tax audits by various tax authorities. As a result, during the third quarter of fiscal 2005, the Company accrued $10.3 million associated with contingencies related to claims, litigation and other disputes and tax matters as discussed above. While we believe the amounts accrued are adequate, any subsequent change in our estimates will be recorded at such time the change is probable and estimable.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation assumed under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002 only for those items that require disclosure. As of April 30, 2005, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations and indemnifications for intellectual property infringement claims.

In the normal course of business, the Company may agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has also agreed to indemnify certain officers and directors. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company, if any, under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements as the Company believes the fair value is not material.

Warranty liability

The Company records a warranty liability for parts and labor on its products at the time revenue is recognized. Warranty periods are generally three years from installation date. The estimate of the warranty liability is based primarily on the Company’s historical experience in product failure rates and the expected material and labor costs to provide warranty services.

The following table summarizes the activity related to product warranty liability (in thousands):

	Three Months Ended		Nine Months Ended
	April 30, 2005	April 24, 2004	April 30, 2005	April 24, 2004
Beginning balance	$2,086	$3,896	$2,017	$4,651
Accruals for warranties during the period	286	227	730	424
Settlements	(151)	53	(674)	(446)
Adjustments related to preexisting warranties	(232)	(580)	(84)	(1,033)

Ending balance	$1,989	$3,596	$1,989	$3,596

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

Restatement of Previously Issued Financial Statements

The Company has restated its consolidated financial statements for the years ended July 31, 2004, 2003, 2002, 2001 and 2000 and for the first and second quarters of the year ended July 31, 2005. The restated financial statements reflect additional non-cash stock compensation expense resulting from certain identified stock options granted during calendar years 1999 to 2001 that were erroneously accounted for and adjustments to both the Company’s Statement of Financial Accounting Standards No. 123 (SFAS 123) pro forma disclosures and to its disclosure for net deferred tax assets. These errors did not have any impact on the Company’s historical revenues, cash or non-stock option related expenses for any prior periods. The Company’s decision to restate these financial statements was based on the findings of an independent investigation into the Company’s stock option accounting that was conducted under the direction of the Audit Committee of its Board of Directors. The following discussion and analysis has been amended to reflect the restatement described above in the “Restatement of Previously Issued Financial Statements” in Note 3 to our consolidated financial statements.

Executive Summary

Sycamore develops and markets optical networking products for telecommunications service providers worldwide. Our current and prospective customers include large, established, domestic and international telecommunications service providers (sometimes referred to as incumbent service providers), non-traditional telecommunications service providers, newer start-up service providers (sometimes referred to as emerging service providers) and government entities with private fiber networks (collectively referred to as “service providers”). We believe that our products enable service providers to cost-effectively and easily transition their existing fiber optic network into a network infrastructure that can provision, manage and deliver economic, high-bandwidth services to their customers.

Our business has been adversely affected by the decline in the telecommunications industry which began in 2001. During this period, our revenue decreased significantly and we enacted several restructuring programs in order to reduce our cost structure and focus our business on the optical switching market. As part of our strategy, however, we continue to maintain a significant cost structure, relative to the size of our business, particularly within the research and development, sales and customer service organizations. We believe this cost structure is necessary to develop, market and sell our products to current and prospective customers. Due to our decreased revenues, our restructuring programs and our decision to maintain a significant cost structure, we have incurred a cumulative net loss of $839.9 million at April 30, 2005.

We reported revenues of $17.8 million and $47.0 million for the three and nine months ended April 30, 2005. While our operating results for the first nine months of fiscal 2005 improved over the first nine months of fiscal 2004, we expect that current market conditions will continue to have an adverse impact on our business. We anticipate that we will continue to generate operating losses and may consume cash for at least the next several quarters.

In particular, as service providers limit their capital spending, competition for optical switching opportunities is intense and continues to be dominated by large, incumbent equipment suppliers. We believe that large incumbent suppliers have numerous competitive advantages including, but not limited to, pricing leverage, established customer relationships, broad product portfolios, ability to penetrate emerging markets and large service and support teams. In addition, industry reports continue to be very cautious regarding the optical networking environment. Sycamore’s target market, the optical switching segment, remains a very small percentage of the total optical networking market.

We continue to review the strategic and financial alternatives available to Sycamore including, but not limited to: (i) a sale to another entity; (ii) acquisitions of, or mergers or other combinations with, companies with either complementary technologies or in other market segments; (iii) remaining a stand-alone entity; (iv) additional restructurings of our operations or business and (v) recapitalization alternatives, such as stock buybacks and cash distributions or cash dividends. Changes, if any, implemented as a result of the strategic alternatives review could affect the basic nature of our Company. During the course of this review, we intend to continue to follow our existing strategy and objectives as a stand-alone provider of optical networking equipment. As reported previously, we have engaged Morgan Stanley to assist us in identifying and assessing available alternatives to maximize shareholder value.

Our total cash, cash equivalents and investments were $948.9 million at April 30, 2005. Included in this amount were cash and cash equivalents of $522.2 million. We intend to fund our operations, including fixed commitments under operating leases, and any required capital expenditures over the next few years using our existing cash, cash equivalents and investments. We believe that, based on our business plans and current conditions, our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for the next twelve months. We also believe that our current cash, cash equivalents and investments will enable us to pursue the strategic and financial alternatives discussed above.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. The most significant revenue recognition judgments typically involve customer acceptance, whether collection is reasonably assured and multiple element arrangements. In instances where customer acceptance is specified, revenue is deferred until all acceptance criteria have been met. We determine collectibility based on the creditworthiness of customer and customer’s payment history. Service revenue is recognized as the services are performed or ratably over the service period. Some of our transactions involve the sale of products and services under multiple element arrangements. While each individual transaction varies according to the terms of the purchase order or sales agreement, a typical multiple element arrangement may include some or all of the following components: product shipments, installation services, maintenance and training. The total sales price is allocated based on the relative fair value of each component, which generally is the price charged for each component when sold separately and recognized when revenue recognition criteria for each element is met.

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

Restructuring Liabilities and Asset Impairments

We enacted several restructuring programs during the last four years in response to the decline in the telecommunications industry which began in 2001. These restructuring programs required us to make numerous assumptions and estimates such as future revenue levels and product mix, the timing of and the amounts received for subleases of excess facilities, the fair values of impaired assets, the amounts of other than temporary impairments of strategic investments, and the potential legal matters, administrative expenses and professional fees associated with the restructuring programs.

We continuously monitor the judgments, assumptions and estimates relating to the restructuring programs and, if these judgments, assumptions and estimates change, we may be required to record additional charges or credits against the reserves previously recorded for these restructuring programs. As of April 30, 2005, we had $9.8 million in accrued restructuring costs, consisting primarily of $8.7 million of accrued liabilities for facility consolidations that will be paid over the respective lease terms through 2007.

Segment Information

The Company has determined that it conducts its operations in one business segment.

Results of Operations

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2005	April 24, 2004	Variance in Dollars	Variance in Percent	April 30, 2005	April 24, 2004	Variance in Dollars	Variance in Percent
		(as restated)				(as restated)
Revenue
Product	$14,314	$11,355	$2,959	26.1%	$36,478	$21,184	$15,294	72.2%
Service	3,534	3,363	171	5.1%	10,477	8,850	1,627	18.4%

Total revenue	$17,848	$14,718	$3,130	21.3%	$46,955	$30,034	$16,921	56.3%

Total revenue increased for the three and nine months ended April 30, 2005 compared to the same periods ended April 24, 2004. The increase for the three and nine months ended April 30, 2005 was due to an increase in both product and service revenue. Product revenue consists primarily of sales of our optical networking products including the SN3000 and SN16000 optical switches. Product revenue increased for the three and nine months ended April 30, 2005 compared to the same periods ended April 24, 2004. The increase for the three and nine months ended April 30, 2005 was primarily due to a higher level of product shipments. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue increased for the three and nine months ended April 30, 2005 compared to the same periods ended April 24, 2004. The increase for the three and nine months ended April 30, 2005 was primarily due to a higher level of maintenance revenue.

During fiscal 2004, the Defense Information Systems Agency (DISA) selected our products to serve as the Optical Digital Cross Connect platform for the Global Information Grid Bandwidth Expansion (GIG-BE) project. During fiscal 2004, through our distribution partner, Sprint Government Systems Division, DISA purchased certain evaluation equipment and began accepting GIG-BE product shipments.

For the third quarter of fiscal 2005, our top four customers, including GIG-BE, accounted for 89.3% of our total revenue. International revenue represented 62.7% of our total revenue for the third quarter of fiscal 2005. For the third quarter of fiscal 2004, GIG-BE product revenue accounted for the majority of revenue and domestic revenue represented 70.1% of total revenue. We expect future revenue will continue to be highly concentrated in a relatively small number of customers and that international revenue may continue to represent a significant percentage of future revenue. Customer deployments in any given quarter may cause shifts in the percentage mix of domestic and international revenue. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially and adversely affect our business, financial condition and results of operations.

Gross profit

The following table presents gross profit for product and services, including non-cash stock-based compensation expense (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	April 30, 2005	April 24, 2004	April 30, 2005	April 24, 2004
		(as restated)		(as restated)
Gross profit:
Product	$7,234	$3,583	$16,109	$7,406
Service	1,733	1,206	4,821	2,311

Total	$8,967	$4,789	$20,930	$9,717

Gross profit:
Product	50.5%	31.6%	44.2%	35.0%
Service	49.0%	35.9%	46.0%	26.1%
Total	50.2%	32.5%	44.6%	32.4%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services and other fixed manufacturing costs. Product gross profit increased for the three and nine months ended April 30, 2005 compared to same periods ended April 24, 2004. The increase for the three and nine months ended April 30, 2005 was primarily the result of higher product revenue and a favorable product and customer mix. In the future, we believe that product gross profit may fluctuate due to pricing pressures resulting from intense competition for limited optical switching opportunities worldwide. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, shipment volume, overhead absorption, sales discounts, increases in material or labor costs, excess inventory and obsolescence charges, increases in component pricing, the introduction of new products or the entering into new markets with different pricing and cost structures.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit increased for the three and nine months ended April 30, 2005 compared to the same periods ended April 24, 2004. The increase for the three and nine months ended April 30, 2005 was primarily due to increased revenues and a reduction in service delivery costs primarily as a result of lower fixed support costs. Service gross profit may be affected in future periods by various factors including, but not limited to, the change in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2005	April 24, 2004	Variance in Dollars	Variance in Percent	April 30, 2005	April 24, 2004	Variance in Dollars	Variance in Percent
		(as restated)				(as restated)
Research and development	$10,676	$11,257	$(581)	(5.2)%	$33,565	$34,306	$(741)	(2.2)%
Sales and marketing	2,630	4,896	(2,266)	(46.3)%	8,785	13,652	(4,867)	(35.7)%
General and administrative	2,013	1,642	371	22.6%	6,193	5,092	1,101	21.6%
Stock-based compensation	262	1,040	(778)	(75.0)%	1,116	3,999	(2,883)	(72.1)%
Reserve for contingencies	10,282	—	10,282	—	10,282	—	10,282	—
Restructuring charges and related asset impairments	679	—	679	—	679	—	679	—

Total operating expenses	$26,542	$18,835	$7,707	40.9%	$60,620	$57,049	$3,571	6.3%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses decreased for the three and nine months ended April 30, 2005 compared to the same periods ended April 24, 2004. The decrease in expenses for the three months ended April 30, 2005 was primarily due to lower fixed expenses and lower project materials costs partially offset by an increase in personnel-related expenses. The decrease in expenses for the nine months ended April 30, 2005 was primarily due to lower fixed expenses, partially offset by higher project materials costs and personnel-related expenses.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, customer evaluation inventory and other sales and marketing support expenses. Sales and marketing expenses decreased for the three and nine months ended April 30, 2005 compared to the same periods ended April 24, 2004. The decrease in expenses for the three and nine months ended April 30, 2005 was primarily due to lower personnel-related expenses and lower evaluation equipment expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased for the three and nine months ended April 30, 2005 compared to the same periods ended April 24, 2004. The increase for the three and nine months ended April 30, 2005 was primarily due to increased professional and advisory fee expenses related to the independent investigation conducted by the Audit Committee.

Stock-Based Compensation Expense

Stock-based compensation expense primarily resulted from the granting of stock options and restricted shares with exercise or sale prices that were deemed to be below fair market value. Total stock-based compensation expense decreased for the three and nine months ended April 30, 2005 compared the same periods ended April 24, 2004. The decrease for the three and nine months ended April 30, 2005 was primarily due to lower deferred compensation balances resulting from the ongoing vesting of stock options and restricted shares with exercise or sales prices that were deemed to be below fair market value.

Reserve for Contingencies

During the third quarter of fiscal 2005, the Company accrued $10.3 million associated with contingencies related to claims, litigation and other disputes and potential liabilities associated with various tax matters. In accordance with SFAS No. 5, a liability is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such provision on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. We are subject to tax audits by various tax authorities. Management has recorded its best estimate of the probable liability resulting from these audits as of April 30, 2005. While we believe that the amounts accrued are adequate, any subsequent change in our estimates will be recorded at such time the change is probable and estimable.

Restructuring Charges and Related Asset Impairments

During the third quarter of fiscal 2005, the Company reduced its workforce by approximately 20 employees as a result of the rationalization of certain R&D initiatives. The Company recorded a restructuring charge of $0.9 million that was comprised of workforce reduction, impairment charges for inventory and fixed assets and other costs. As of April 30, 2005, we had $9.8 million in accrued restructuring costs, consisting primarily of $8.7 million of accrued liabilities for facility consolidations that will be paid over the respective lease terms through 2007.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2005	April 24, 2004	Variance in Dollars	Variance in Percent	April 30, 2005	April 24, 2004	Variance in Dollars	Variance in Percent
Interest and other income, net	$5,595	$3,485	$2,110	60.5%	$14,465	$11,648	$2,817	24.2%

Interest and other income, net increased for the three and nine months ended April 30, 2005 compared to the same periods ended April 24, 2004. The increase was primarily due to higher interest rates.

Provision for Income Taxes

We did not provide for income taxes for the three and nine months ended April 30, 2005, or for the same periods in fiscal 2004, due to our cumulative tax losses in recent years and the net losses incurred during each period. We did not record any tax benefits relating to these losses due to the uncertainty surrounding the realization of these deferred tax assets. Under the provisions of the Internal Revenue Code of 1986, as amended, if certain substantial changes in our ownership were to occur, we could be limited in the future in the amount of net operating losses and other tax attributes that could be utilized annually to offset future taxable income. Future tax benefits have not been recognized in the financial statements, as their utilization is considered uncertain based on the weight of available information.

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $948.9 million at April 30, 2005. Included in this amount were cash and cash equivalents of $522.2 million, compared to $45.4 million at July 31, 2004. The increase in cash and cash equivalents for the nine months ended April 30, 2005 was due to cash provided by investing activities of $487.6 million and cash provided by financing activities of $5.0 million, partially offset by cash used in operating activities of $15.8 million.

Cash provided by investing activities of $487.6 million consisted primarily of net maturities of investments of $489.0 million. Cash provided by financing activities of $5.0 million consisted of proceeds from employee stock plan activity. Cash used in operating activities of $15.8 million consisted of the net loss for the period of $25.2 million, adjusted for net non-cash charges totaling $5.0 million and changes to working capital totaling $4.4 million. The most significant changes to working capital were an increase in accrued expenses and other current liabilities of $10.3 million, an increase in accounts receivable of $3.9 million, an increase in deferred revenue of $3.8 million and a decrease in accounts payable of $2.8 million and a decrease in accrued restructuring costs of $2.2 million. Non-cash charges include depreciation and amortization, provision for doubtful accounts and stock-based compensation.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $948.9 million at April 30, 2005. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities at the date of acquisition ranging from 90 days to two years. At April 30, 2005, $351.1 million of investments with maturities of less than one year were classified as short-term investments, and $75.5 million of investments with maturities of greater than one year were classified as long-term investments. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and investments will continue to be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At April 30 2005, more than 80% of our accounts receivable balance was attributable to 2 of our customers. As of April 30, 2005, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. We currently intend to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures over the next few years using our existing cash, cash equivalents and investments.

As of April 30, 2005, the future restructuring cash payments of $9.8 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007, potential legal matters and contractual commitments associated with the restructuring programs and expenses related to the workforce reduction which will be paid in the fourth quarter of fiscal 2005.

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

At April 30, 2005, our off-balance sheet arrangements, which consist entirely of contractual commitments for operating leases and inventory purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years
Operating Leases	$11,133	$3,274	$7,859	—
Inventory Purchase Commitments	5,727	5,727	—	—

Total	$16,860	$9,001	$7,859	—

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

We cannot anticipate that our current and prospective customers will increase their optical switching capital spending with us in the near future. As a result, we anticipate that our revenue, cost of revenue, gross profit and operating results will continue to be adversely affected by these market conditions.

We expect the trends described above to continue to affect our business in many ways, including the following:

•	our current and prospective customers will continue to make limited capital expenditures;

•	consolidation of our customers may cause delays, disruptions or reductions in their optical switching capital spending plans;

•	we will continue to have limited ability to forecast the volume and product mix of our sales;

•	we will experience increased competition as a result of limited demand and we may experience downward pressure on the pricing of our products which reduces gross margins and constrains revenue growth;

•	the increased competition may enable customers to demand more favorable terms and conditions of sales including extended payment terms; and

•	any bankruptcies or weakening financial condition of any of our customers may require us to write off amounts due from prior sales.

These factors could lead to further reduced revenues and gross margins and increased operating losses.

Consolidation in the industry may lead to increased competition and harm our business.

The telecommunications industry has experienced consolidation and we expect this trend to continue. Consolidation among our customers may cause delays or reductions in their capital expenditure plans and may cause increased competitive pricing pressures as the number of available customers declines and their relative purchasing power increases in relation to suppliers. Consolidation may also result in a combined entity choosing to standardize on a certain vendors’ optical networking platform. Any of these factors could adversely affect our business.

Our strategy to pursue strategic and financial alternatives may not be successful.

We face numerous challenges as a vendor focused exclusively on the optical switching market segment of the overall optical networking market. In order to address these challenges we continue to pursue alternatives available to us, including but not limited to: (i) a sale to another entity; (ii) acquisitions of, or mergers or other combinations with, companies with either complementary technologies or in adjacent market segments; (iii) remaining a stand-alone entity; (iv) additional restructurings of our operations or business and (v) recapitalization alternatives, such as stock buybacks and cash distributions or cash dividends. During the course of this review, we intend to continue to follow our existing strategy and objectives as a stand-alone provider of optical networking equipment. Any decision regarding strategic alternatives would be subject to inherent risk, and we cannot guarantee that we will be able to identify the appropriate opportunities, successfully negotiate economically beneficial terms, successfully integrate any acquired business, retain key employees or achieve the anticipated synergies or benefits of the strategic alternative selected. Additionally, we may issue additional shares in connection with a strategic transaction that could dilute the holdings of existing common stockholders, or we may utilize cash in such a strategic transaction. In implementing our strategy, we may enter markets in which we have little or no prior experience and there can be no assurance that we will be successful.

Further, we may consider appropriate action with respect to our cash position in light of present and anticipated business needs including, but not limited to, stock buybacks, cash distributions or cash dividends. As reported previously, we have engaged Morgan Stanley to assist us in the review of strategic and financial alternatives for our Company. There can be no assurances that any transaction or other corporate action will result from our review of strategic and financial alternatives. Further, there can be no assurance concerning the success, type, form, structure, nature, results, timing or terms and conditions of any such potential action, even if such an action does result from this review.

Whether or not we pursue any specific strategic alternative, the value of your shares may decrease.

The Company continues to review various strategic alternatives, including, but not limited to: (i) a sale to another entity; (ii) acquisitions of, or mergers or other combinations with, companies with either complementary technologies or in adjacent market segments; (iii) remaining a stand-alone entity; (iv) additional restructurings of our operations or business and (v) recapitalization alternatives, such as stock buybacks and cash distributions or cash dividends. We cannot predict whether, or when, such review may result in the Company entering into any transaction or transactions with respect to any specific strategic alternative, and we cannot assure you that we would be able to consummate any transaction or transactions or that any transaction or transactions would provide you with a positive return on your investment. Accordingly, notwithstanding such review or any outcome thereof, and whether or not we pursue any specific strategic alternative, the value of your shares may decrease.

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

Current economic and market conditions makes forecasting difficult.

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

Our business has been adversely affected by the decline in the telecommunications industry which began in 2001. During this period, our revenue has decreased significantly and we enacted four separate restructuring programs which have reduced our cost structure and focused our business on the optical switching market. In order to remain competitive, we continue to maintain a significant cost structure relative to the size of our business, particularly within the research and development, sales and customer support organizations. We believe this cost structure is necessary to develop, market and sell our products to current and prospective customers. Due to our decreased revenues, our restructuring programs and our decision to maintain a significant cost structure, we have incurred a net loss for the third quarter of fiscal 2005 of $12.0 million and a cumulative net loss of $840.0 million at April 30, 2005. We expect that our decision to maintain a significant cost structure will require us to generate significantly higher revenue above current levels in order to achieve and maintain profitability. As a result, we expect to continue to incur net losses. We cannot assure you that our revenue will increase or that we will generate sufficient revenue to achieve or sustain such profitability.

We face intense competition that could adversely affect our sales and profitability.

Service providers continue to limit their capital spending. Competition for limited optical switching opportunities is intense and continues to be dominated by large, incumbent equipment suppliers. Competition is based upon a combination of price, established customer relationships, broad product portfolios, large service and support teams, functionality and scalability. Large companies, such as Nortel, Lucent, Alcatel, Cisco, Tellabs and Ciena, have historically dominated this market. Many of our competitors have longer operating histories and greater financial, technical, sales, marketing and manufacturing resources than we do and are able to devote greater resources to the research and development of new products. These competitors also have long standing existing relationships with our current and prospective customers. To a lesser extent, new competitors have entered the optical networking market using the latest available technology in order to compete with our products. Our competitors may forecast market developments more accurately and could develop new technologies that compete with our products or even render our products obsolete.

The decline in the telecommunications industry beginning in early 2001 has reduced demand for our products and resulted in intensified competitive pressures. We expect to encounter aggressive tactics such as the following:

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

If we are unable to compete successfully against our current and future competitors, we could experience revenue reductions, order cancellations and reduced gross margins, any one of which could have a material adverse effect on our business, results of operations and financial condition.

Substantially all of our revenue is generated from a limited number of customers, and our success depends on increasing both direct sales and indirect sales through distribution channels to a limited number of incumbent service providers and the federal government.

There are limited optical switching opportunities since our current and prospective customers have reduced their capital expenditures. Competition for these opportunities is intense. In recent quarters our revenue has been concentrated among a limited number of customers. None of our customers are contractually committed to purchase any minimum quantities of products from us and orders are generally cancelable prior to shipment. We expect that our revenue will continue to depend on sales of our products to a limited number of customers. While expanding our customer base is a key objective, at the present time, the number of prospective customer opportunities for our products is limited. In addition, we believe that our industry will continue in a consolidation phase which may further reduce the number of prospective customers, slow purchases and delay optical switching deployment decisions.

Our direct sales efforts primarily target incumbent service providers, many of which have already made significant investments in traditional optical networking infrastructures. In addition we are utilizing established channel relationships with distribution partners including resellers, distributors and systems integrators for the sale of our products to the federal government and some commercial customers. We have entered into agreements with several distribution partners, some of who also sell products that compete with our products. We cannot be certain that we will be able to retain or attract distribution partners on a timely basis or at all, or that the distribution partners will devote adequate resources to selling our products. Since we have only limited experience in developing and managing such channels, the extent we will be successful is uncertain. If we are unable to develop and manage new channels of distribution to sell our products to incumbent service providers and the federal government, or if our distribution partners are unable to convince incumbent service providers or the federal government to deploy our optical networking solutions, our business, financial condition and results of operations will be materially adversely affected.

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

For the nine months of fiscal 2005, a material percentage of our revenue was derived from a United States government agency through our reseller. This government agency (DISA) may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause the agency to terminate the projects, divert funds or delay implementation. As with most government contracts, the agency may terminate the contract at any time without cause. A significant reduction in funds available for the agency to purchase equipment would significantly reduce our revenue and cash flows. The significant reduction or delay in orders by the agency would also significantly reduce our revenue and cash flows. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the results of these audits or investigations are negative, our reputation could be damaged, contracts could be terminated or significant penalties could be assessed. If a contract is terminated for any reason, our ability to fully recover certain amounts may be impaired resulting in a material adverse impact on our financial condition and results of operations.

Certain larger customers may have substantial negotiating leverage, which may require that we agree to terms and conditions that may have an adverse effect on our business.

The federal government and large telecommunications providers that make up a large part of our target market have substantial purchasing power and potential leverage in negotiating contractual arrangements with us. These customers and prospects may require us to develop additional features and require penalties for failure to deliver such features. As we seek to increase sales into our target markets, we may be required to agree to such terms and conditions, which may affect the timing of revenue recognition and amount of deferred revenues and may have other unfavorable effects on our business and financial condition.

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

In general, our revenue and operating results in any reporting period may fluctuate significantly due to a variety of factors including, but not limited to:

•	fluctuation in demand for our products;

•	the timing and amount of sales of our products;

•	changes in customer requirements, including delays or order cancellations;

•	the introduction of new products by us or our competitors;

•	changes in the price or availability of components for our products;

•	the timing of revenue recognition and deferred revenue;

•	readiness of customer sites for installation;

•	changes in our pricing policies or the pricing policies of our competitors;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	manufacturing and shipment delays and deferrals;

•	the timing and amount of employer payroll tax to be paid on employee gains on stock options exercised;

•	changes in accounting rules, such as any future requirement to record stock-based compensation expense for employee stock option grants made at fair market value; and

•	general economic conditions as well as those specific to the telecommunications, optical networking and related industries.

We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. You should not rely on our results for one quarter as any indication of our future performance. The factors discussed above are extremely difficult to predict and impact our revenue and operating results. In addition, our ability to forecast our future business has been significantly impaired by the ongoing difficult economic and market conditions. As a result, we believe that our revenue and operating results are likely to continue to vary significantly from quarter to quarter and may cause our stock price to fluctuate.

Customer purchase decisions can take a long period of time. We believe that customers who make a decision to deploy our products will expand their networks slowly and deliberately. In addition, we could receive purchase orders on an irregular and unpredictable basis. Because of the nature of our business, we cannot predict these sales and deployment cycles. The long sales cycles, as well as our expectation that customers may tend to issue large purchase orders sporadically with short lead times, may cause our revenue and results of operations to vary significantly and unexpectedly from quarter to quarter. As a result, our future operating results may be below our expectations or those of public market analysts and investors, and our revenue may decline or recover at a slower rate than anticipated by us or analysts and investors. In either event, the price of our common stock could decrease.

We utilize contract manufacturers and any disruption in these relationships may cause us to fail to meet our customer’s demands and may damage our customer relationships.

We have limited internal manufacturing capabilities. We outsource the manufacturing of our products to contract manufacturers who manufacture our products in accordance with our specifications and fill orders on a timely basis. We may not be able to manage our relationships with our contract manufacturers effectively, and our contract manufacturers may not meet our future requirements for timely delivery. Our contract manufacturers also build products for other companies, and we cannot be assured that they will have sufficient quantities of inventory available to fill our customer orders or that they will allocate their internal resources or capacity to fill our orders on a timely basis. In addition, our utilization of contract manufacturers limits our ability to control the manufacturing processes of our products, which exposes us to risks including the unpredictability of manufacturing yields and a reduced ability to control the quality of finished products. Unforecasted customer demand may increase the cost to build our products due to fees charged to expedite production and other related charges.

The contract manufacturing industry is a highly competitive, capital-intensive business with relatively low profit margins, and in which acquisition activity is relatively common. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming, and could result in a significant interruption in the supply of our products. If we are required or choose to change contract manufacturers for any reason, our revenue, gross margins and customer relationships could be adversely affected.

We and our contract manufacturers rely on single or limited sources for supply of certain components and our business may be seriously harmed if our supply of any of these components is disrupted.

We and our contract manufacturers purchase several key components from single or limited sources. These key components include commercial digital signal processors, central processing units, field programmable gate arrays, switch fabric, and optical transceivers. We generally purchase our key components on a purchase order basis and have no long-term contracts for these components. In the event of a disruption in supply of key components including, but not limited to, production disruptions, low yield or discontinuance of manufacture, we may not be able to develop an alternate source in a timely manner or on acceptable terms. Any such failure could impair our ability to deliver products to customers, which would adversely affect our revenue and operating results.

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

International sales represented 56% of total revenue for the first nine months of fiscal 2005 and we have a substantial international customer base. We are subject to foreign exchange translation risk to the extent that our revenue is denominated in currencies other than the U.S. dollar. Doing business internationally requires significant management attention and financial resources to successfully develop direct and indirect sales channels and to support customers in international markets. We may not be able to maintain or expand international market demand for our products.

In addition, international operations are subject to other inherent risks, including:

•	greater difficulty in accounts receivable collection and longer collection periods;

•	difficulties and costs of staffing and managing foreign operations in compliance with local laws and customs;

•	reliance on distribution partners for the resale of our products in certain markets and for certain types of product offerings, such as the integration of our products into third-party product offerings;

•	necessity to work with third parties in certain countries to perform installation and obtain customer acceptance, and may impact the timing of revenue recognition;

•	necessity to maintain staffing, or to work with third parties, to provide service and support in international locations;

•	the impact of slowdowns or recessions in economies outside the United States;

•	unexpected changes in regulatory requirements, including trade protection measures and import and licensing requirements;

•	certification requirements;

•	currency fluctuations;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences; and

•	political and economic instability, particularly in emerging markets.

These factors may adversely impact our revenue, operating results and financial condition.

If we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.

We depend on the continued services of our executive officers and other key engineering, sales, marketing and support personnel, who have critical industry experience and relationships that we rely on to implement our business strategy, many of whom would be difficult to replace. None of our officers or key employees is bound by an employment agreement for any specific term. We do not have “key person” life insurance policies covering any of our employees.

All of our key employees have been granted stock-based awards that are intended to represent an integral component of their compensation package. These stock-based awards may not provide the intended incentive to our employees if our stock price declines or experiences significant volatility. The loss of the services of any of our key employees, the inability to attract and retain qualified personnel in the future, or delays in hiring qualified personnel could delay the development and introduction of our products, and negatively impact our ability to sell and support our products.

We face certain litigation risks.

We are the defendant in a class action securities lawsuit and a party to other litigation and claims in the normal course of our business. Litigation is by its nature uncertain and there can be no assurance that the ultimate resolution of such claims will not exceed the amounts accrued for such claims, if any. Litigation can be expensive, lengthy, and disruptive to normal business operations. An unfavorable resolution of a legal matter could have a material adverse affect on our business, operating results, or financial condition. For additional information regarding certain lawsuits in which we are involved, see Part II, Item 1 - “Legal Proceedings”.

Our common stock may be delisted from the Nasdaq National Market and transferred to the National Quotation Service Bureau, or “Pink Sheets,” which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

On June 7, 2005 the Company announced an independent investigation being conducted under the direction of the Audit Committee of its Board of Directors. The investigation related to certain stock options granted during the calendar years 1999 to 2001 that were erroneously accounted for under GAAP. On June 10, 2005, we filed a Form 12b-25 stating that we would not be able to file our Form 10-Q on a timely basis for the quarter ended April 30, 2005. On June 16, 2005, we received notice from Nasdaq stating that we were not in compliance with Nasdaq’s Marketplace Rule 4310(c)(14), and thus our securities were subject to delisting because we had not yet filed our Report on Form 10-Q for the quarter ended April 30, 2005. We appealed this determination, and requested a hearing with a Nasdaq Listings Qualifications Panel (“Panel”). On August 12, 2005, the Company was notified that the Panel has granted the Company’s request for continued listing of the Company’s securities on The Nasdaq National Market subject to the Company filing its Form 10-Q for the period ended April 30, 2005 with the Securities and Exchange Commission on or before September 23, 2005.

If Nasdaq determines that we are not in compliance with all requirements for continued listing on Nasdaq, then our securities may be delisted from Nasdaq. If our securities are delisted from Nasdaq, they would subsequently trade on the Pink Sheets. The trading of our common stock on the Pink Sheets may reduce the price of the Company’s common stock and the levels of liquidity available to its stockholders. In addition, the trading of the Company’s common stock on the Pink Sheets will materially adversely affect its access to the capital markets, and the limited liquidity and potentially reduced price of its common stock could materially adversely affect its ability to raise capital through alternative financing sources on terms acceptable to the Company or at all. Stocks that trade on the Pink Sheets are no longer eligible for margin loans, and a company trading on the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If the Company is delisted in the future from the Nasdaq National Market and transferred to the Pink Sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees and the loss of institutional investor interest in our company.

If we are not current in our SEC filings, we will face several adverse consequences.

If the Company is unable to remain current in its financial filings, investors in its securities will not have information regarding the Company’s business and financial condition with which to make decisions regarding investment in its securities. In addition, the Company will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and will not be able to make offerings pursuant to existing registration statements pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors.” The Company also will not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months after the time we become current in its filings. These restrictions could adversely affect our financial condition or our ability to pursue specific strategic alternatives.

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

Any parties asserting that our products infringe upon their proprietary rights would require us to defend ourselves, and possibly our customers, manufacturers or suppliers against the alleged infringement. Regardless of their merit, these claims could result in costly litigation and subject us to the risk of significant liability for damages. Such claims would likely be time consuming and expensive to resolve, would divert management time and attention and would put us at risk to:

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

We currently account for the issuance of stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The FASB has issued SFAS 123R, “Share-Based Payment” that changes the accounting treatment for grants of options, sale of shares under our employee stock purchase plan and other equity instruments issued to employees. The provisions of SFAS 123R will require companies to record a charge to earnings for employee stock option grants and other equity incentives at the beginning of the first annual period beginning after June 15, 2005. SFAS 123R will be effective for our first quarter of fiscal 2006 and thereafter. Management is assessing the implications of this revised standard, which is likely to materially impact the Company’s results of operations in the first quarter of fiscal 2006 and thereafter.

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

As of April 30, 2005, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 36% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at April 30, 2005, the fair value of the portfolio would decline by approximately $1.2 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business has become increasingly global, with international revenue representing 59% of total revenue in fiscal 2004, and 56% of revenue in the first nine months of fiscal 2005. We expect that international sales may continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our financial results, although to date the impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 30, 2005. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. These inherent limitations include the fact that there are resource constraints, and that the benefits of controls must be considered relative to their costs.

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

As a result of these findings, the Company determined that it had erroneously accounted for non-cash stock-based compensation charges associated with such stock option grants. Accordingly, on August 25, 2005 and subsequently on August 31, 2005, the Company’s Board of Directors, upon the recommendation of Sycamore’s management, concluded that the Company’s financial statements for the years ended July 31, 2004, 2003 and 2002, and for the first and second quarters of the year ended July 31, 2005 should be restated to reflect the additional non-cash stock compensation expense amortized over the vesting period of the identified stock options.

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

The Company determined that a material weakness in its internal control over financial reporting existed as of April 30, 2005. Specifically, as a result of the independent investigation into the Company’s stock option accounting practices, management determined that the Company did not maintain effective controls over the completeness and accuracy of its accounting for and monitoring of its non-cash stock-based accounting and related financial statement disclosures, including the validity of its recording of various stock option transactions. This control deficiency resulted in management’s failure to detect errors as a result of both deliberate and inadvertent actions by certain employees with regard to stock option accounting and resulted in the restatement of the Company’s consolidated financial statements for the years ended July 31, 2004, 2003, 2002 and for the first and second quarters of the year ended July 31, 2005. In addition, the restatement will include the selected financial data for the years ended July 31, 2001 and 2000 and adjustments to the consolidated financial statements for the third quarter for the year ended July 31, 2005 prior to its issuance. Additionally, this control deficiency could result in a misstatement of non-cash stock-based compensation expense, additional paid-in capital, accumulated deficit and deferred compensation and financial statement disclosures related to stock options that could result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, the Company has determined that this control deficiency constitutes a material weakness.

Therefore, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2005, our disclosure controls and procedures were not effective for the reasons described in the preceding paragraphs.

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

The Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately three hundred issuer defendants and the individual defendants currently or formerly associated with those companies approved a settlement and related agreements (the “Settlement Agreement”) which set forth the terms of a settlement between these parties. Among other provisions, the Settlement Agreement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful and for the Company to undertake certain responsibilities, including agreeing to assign away, not assert, or release, certain potential claims the Company may have against its underwriters. In addition, no payments will be required by the issuer defendants under the Settlement Agreement to the extent plaintiffs recover at least $1 billion from the underwriter defendants, who are not parties to the Settlement Agreement and have filed a memorandum of law in opposition to the approval of the Settlement Agreement. To the extent that plaintiffs recover less than $1 billion from the underwriter defendants, the approximately three-hundred issuer defendants are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the Settlement Agreement will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers. The Company’s insurance carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by the plaintiffs. Therefore, we do not expect that the Settlement Agreement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers should arise, the Company’s maximum financial obligation to plaintiffs pursuant to the Settlement Agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. There is no assurance that the court will grant final approval to the settlement. If the Settlement Agreement is not approved and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

On April 1, 2003, a complaint was filed against the Company in the United States Bankruptcy Court for the Southern District of New York by the creditors’ committee (the “Committee”) of 360networks (USA), inc. and 360networks services inc. (the “Debtors”). The Debtors are the subject of a Chapter 11 bankruptcy proceeding but are not plaintiffs in the complaint filed by the Committee. The complaint seeks recovery of alleged preferential payments in the amount of approximately $16.1 million, plus interest. The Committee alleges that the Debtors made the preferential payments under Section 547(b) of the Bankruptcy Code to the Company during the 90-day period prior to the Debtors’ bankruptcy filings. The Company believes that the claims against it are mostly without merit and has been defending against the complaint vigorously.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. On a quarterly basis, the Company reviews its commitments and contingencies to reflect the effect of ongoing negotiations, settlements, rulings, advice of counsel, and other information and events pertaining to a particular case. We are also subject to potential tax liabilities associated with ongoing tax audits by various tax authorities. As a result, during the third quarter of fiscal 2005, the Company accrued $10.3 million associated with contingencies related to claims, litigation and other disputes and tax matters as discussed above. While we believe the amounts accrued are adequate, any subsequent change in our estimates will be recorded at such time the change is probable and estimable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended April 30, 2005, the following shares of common stock were surrendered to the Company:

	Total shares purchased *	Average price paid per share
January 30, 2005 – February 26, 2005	313	$—
February 27, 2005 – March 26, 2005	263	—
March 27, 2005 – April 30, 2005	601	—

Total	1,177	$—

*	Purchased from departing employees pursuant to preexisting contractual rights.

The Company has not publicly announced any programs to repurchase shares of common stock.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits:

(a) List of Exhibits

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (2)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

*10.2	Amendment No. 2 dated March 29, 2005 to the Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).

(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).

(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.

*	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sycamore Networks, Inc.

/s/ Richard J. Gaynor
Richard J. Gaynor Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: September 19, 2005