Form 10-K
period 2005-07-31
SYCAMORE NETWORKS INC
filed 2005-10-11
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2005
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

As of July 31, 2005 there were 276,046,565 shares outstanding of the registrant’s common stock, $0.001 par value. As of January 29, 2005 the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $608,183,185.

DOCUMENTS INCORPORATED BY REFERENCE

PART III—Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 19, 2005 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) to this Form 10-K.

PART I

ITEM 1.	BUSINESS

We incorporated under the laws of the State of Delaware on February 17, 1998 and shipped our first product in May 1999. We completed our initial public offering on October 21, 1999 and a follow-on public offering on March 14, 2000. Our principal executive offices are located at 220 Mill Road, Chelmsford, Massachusetts 01824. Our telephone number is (978) 250-2900, and our website address is www.sycamorenet.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available through the Securities and Exchange Commission’s (“SEC”) website at www.sec.gov or free of charge on our website as soon as reasonably practicable after we file these reports with the SEC.

Overview

Sycamore develops and markets optical networking products for telecommunications service providers worldwide. Sycamore also offers services relating to such products such as installation, maintenance, technical assistance, and customer training. Our current and prospective customers include domestic and international wireline and wireless network service providers and government entities with private fiber networks (collectively referred to as “service providers”). Our optical networking product portfolio includes fully integrated edge-to-core optical switching products, network management products and design and planning tools. We believe that our products enable network operators to efficiently and cost-effectively provision and manage optical network capacity to support a wide range of voice, video and data services.

In early 2001, the telecommunications industry began a severe decline which had a significant impact on our business. This decline and the resulting spending constraints by service providers in the optical networking market, which continued for several years, caused a decrease in the demand for our products which had an adverse impact on our revenue and profitability. In response to these adverse market conditions and to reposition the Company to changing market requirements, we enacted four separate restructuring programs through the third quarter of fiscal 2005, which reduced our cost structure and focused our business on our optical switching product portfolio. As a result of these restructuring programs we incurred net charges totaling $403.6 million, comprised as follows: $175.4 million of net charges related to excess inventory, $203.4 million of net charges for restructuring and related asset impairments, and $24.8 million of losses on investments, as described in detail in Note 10 to our consolidated financial statements.

While we do not anticipate dramatic changes taking place in the optical market in the short term, industry trends such as the consolidation of service providers and the promise of a more favorable regulatory environment in the U.S. could, we believe, serve to ease some of the barriers that have hindered investments in optical networks during the past several years. In addition, continued growth in broadband access and next-generation wireless applications may result in increased demand for bandwidth in optical networks over time.

Recently, spending constraints in the optical networking market may be beginning to ease modestly as service providers respond to increased market demand for broadband network services. Drivers for this demand include broadband internet access, high-speed wireless applications and other high bandwidth-intensive communications requirements. As a result, our revenues increased over the past two fiscal years as we met capacity expansion requirements for existing customers and introduced our products and services to new customers.

Total revenue for fiscal 2005 was $65.4 million, an increase of 46.9% compared to fiscal 2004. Total revenue for fiscal 2004 was $44.5 million, an increase of 16.4% compared to fiscal 2003. Our net losses for fiscal 2005 and 2004 were $23.8 million and $44.8 million, respectively, and we have incurred a cumulative net loss of $838.5 million as of July 31, 2005. See our consolidated financial statements for additional details.

We continue to maintain a significant cost structure relative to our revenue, particularly within the research and development organization, which we believe is necessary to continue to provide innovative optical networking solutions to meet our current and prospective customers’ needs. We believe that these investments have enabled us to advance our technology and secure new business. In addition, we have made investments in our general and administration organization to respond to changes in regulatory requirements, specifically the Sarbanes-Oxley Act of 2002.

While projecting a return to modest growth, industry reports remain cautious regarding capital spending in the optical networking market. Moreover, Sycamore’s target market, the optical switching segment, remains a very small percentage of the total market and the number of optical switching opportunities worldwide is limited. Competition for these opportunities is intense and includes considerable pricing pressure. We believe that market trends will continue to shift toward fewer suppliers in the network and a greater emphasis on strategic vendor relationships, in which a single vendor will provide a broad set of networking solutions to the customer. As a result, we believe that large incumbent suppliers will continue to have certain competitive advantages for the foreseeable future. These competitive advantages include well-established customer relationships, broad product portfolios, pricing leverage and large service and support teams.

Despite the challenges we face as a vendor focused exclusively on optical switching, we have made progress in improving our operating performance and securing new business in a difficult market environment. As we remain focused on improvements in the performance of our stand-alone optical switching business, our management and Board will continue to consider other strategic options that may serve to maximize shareholder value. These options include, but are not limited to: (i) acquisitions of, or mergers or other combinations with, companies with either complementary technologies or in adjacent market segments, (ii) alliances with or a sale to another entity, and (iii) recapitalization alternatives, including stock buybacks, cash distributions or cash dividends.

Industry Background

Industry Trends

The world’s telecommunications infrastructure is largely supported by fiber optic networks primarily owned and operated by service providers. Following deregulation and privatization in the global telecommunications industry during the late 1990’s, there were many new entrants into the service provider market. Emerging service providers built networks and began competing with incumbent service providers in an effort to accommodate rapid traffic growth and projected growth in demand for bandwidth and telecommunication services. In early 2001, however, due to excess capacity resulting from the over building of the telecommunications infrastructure, service providers began curtailing their capital spending for network build-outs. As a result, there was a slowdown in service provider equipment purchases and a sharp decline in demand for networking equipment. During this time period, numerous service providers failed and sought bankruptcy protection.

Despite the decline in the telecommunications industry discussed above, overall data traffic on service provider networks continued to grow as consumers and businesses increasingly used these networks for applications such as electronic mail, web browsing, electronic commerce, and other voice, video and data services. During the past two years, the telecommunications industry as a whole began to emerge from this period of decline. In response to increased demand for broadband services by consumers and businesses, wireline and wireless service providers began to increase capital spending in certain segments of their service networks.

Optical networking

Optical networks are high-capacity telecommunications networks based on optical technologies and components that enable service providers to create and distribute high-speed bandwidth to support their network services.

Although the decline in the telecommunications industry discussed above directly impacted investments in optical networks during this period, some service providers continued to adopt new optical networking products in their core networks to help them more efficiently utilize existing bandwidth and cost-effectively expand capacity to support new service and application requirements. During the past two years, as demand for broadband services by consumers and businesses increased, wireline and wireless service providers began to modestly increase capital spending in their infrastructure networks, including certain segments of the optical network.

We believe that a service provider’s competitive advantage and differentiation comes from its ability to provide bandwidth when and where needed and to create and offer new services quickly and cost-effectively. Given the global competitive landscape within the telecommunications industry, we believe that many service providers will want to optimize their capital expenditures, lower their operating costs and improve the profitability of their voice and data services.

Most service providers own and operate traditional optical networks that originally were designed primarily to support voice traffic. These traditional optical networks impose a number of limitations on a service provider’s ability to offer services which provide a competitive advantage due to the following factors:

•	Networks initially designed for voice traffic. Service providers initially built and operated their traditional optical networks to transmit voice traffic using specialized equipment and sophisticated operational processes. As a result, these traditional optical networks cannot easily or cost-effectively accommodate the growing levels of data traffic across the network.

•	Inefficient utilization of network capacity. In traditional optical networks, at most one half of the available capacity is used for delivering services. The other portion remains idle in the event of a network failure. This traditional architecture supports the high-availability requirements of traditional voice services, but is inefficient for data traffic, which is more dynamic in nature and does not always require the same level of protection.

•	Expensive to build and operate. Building traditional optical networks is a capital-intensive process, and requires the interconnection and management of multiple network devices. These separate devices require substantial space and power, and increase the cost and complexity of network operations.

•	Time consuming, complex service delivery. In traditional optical networks, the delivery of high-speed services is a highly complex, labor-intensive process that requires a highly skilled workforce and can take months to complete.

•	Difficult and expensive network expansion. Adding or changing high-speed services in traditional optical networks is difficult and expensive. As a result, service providers cannot quickly or cost-effectively respond to unplanned changes in their customers’ demand or accommodate rapid increases in data network traffic.

•	Limited ability to offer new services. Traditional optical network services are optimized for voice, not data. The inefficient nature of traditional optical networks limits the types of high-speed services that can be offered to customers. In addition, the high cost of creating and managing high-speed services in traditional optical networks impacts a service provider’s market competitiveness.

The Sycamore Solution

Sycamore’s optical switching solutions enable service providers to transition from inefficient, voice-centric networks to more efficient, data-optimized networks. We believe that our advanced hardware capabilities and software allow service providers to transform their existing network infrastructure into a more flexible network that enables them to efficiently and cost-effectively provision and manage optical network capacity to support business and consumer voice and data services to their customers. We believe that our fully integrated, edge-to-core optical switching products reduce service providers’ capital and operating costs, simplify network operations, and provide the foundation for a new generation of optical network services. Key benefits of Sycamore’s optical switching solutions include:

•	Improved network design. Using our expertise in optical technology, network management, data networking, and advanced hardware and software systems design, we develop innovative optical switching products that lower the costs of building and managing optical networks, and optimize the network for the growing level of data traffic.

•	Improved utilization of network capacity. Our fully integrated optical switching products exchange real-time information about network traffic to enable better utilization of otherwise idle capacity, improve network efficiencies, and adapt more dynamically to data traffic patterns.

•	Cost-effective solution. Our products replace multiple traditional networking devices with a single, compact optical switching system which simplifies the network architecture. Our products are designed to reduce initial capital expenditures and ongoing operating costs and simplify the management of network services.

•	Rapid service delivery. Our optical switching products enable service providers to rapidly deliver high-speed services, simplify operational procedures and automate labor-intensive provisioning and network management processes. In some cases the time it takes service providers to deliver revenue-generating services to their customers is decreased from months to nearly real-time.

•	Easy network expansion. Our optical switching products enable service providers to easily and cost-effectively increase bandwidth when and where needed. In addition, the ability of our optical switches to communicate real-time information enables the network to quickly respond to rapid increases in data-oriented network traffic.

•	Creation of new services. Our products enable service providers to create new high-speed services and deliver such services more efficiently and cost-effectively. As a result, service providers can generate new sources of revenue and further differentiate their high-speed service offerings.

•	Compatible with existing network devices. We designed our standards-based products to be compatible with existing network devices, enabling service providers to protect their traditional network investments while easily and cost-effectively transitioning to a more flexible and efficient high-speed service infrastructure. In addition, we offer comprehensive network management, planning and administration software that communicates with existing network management systems through common standards and interfaces.

•	Edge-to-core optical switching. Our optical switching product portfolio, along with our comprehensive management capabilities, is designed to enable service providers to extend the benefits of optical networking from the edge to the core of the optical network.

Sycamore’s Strategy

Despite the challenges we face as a vendor focused exclusively on optical switching, we have made progress in improving our operating performance and securing new business in a difficult market environment. While we remain focused on improvements in the performance of our stand-alone optical switching business, management and the Board will continue to consider other strategic options that may serve to maximize shareholder value. These options include, but are not limited to (i) acquisitions of, or mergers or other combinations with, companies with either complementary technologies or in adjacent market segments, (ii) alliances with or a sale to another entity, and (iii) recapitalization alternatives, including stock buybacks, cash distributions or cash dividends.

Key elements of our strategy include the following:

•	Expand our customer base. We intend to actively pursue additional new customers both domestically and internationally, while continuing to expand our relationships with existing customers. We intend to pursue new customers via direct sales efforts as well as through strategic partners. We believe that data traffic growth will cause service providers to seek optical networking solutions that will optimize network capacity and transition their networks toward a more flexible and data-optimized infrastructure.

•

Expand strategic relationships including resellers. Our sales and marketing efforts involve building and broadening strategic relationships, particularly with resellers, to expand our access to a broader set of customers around the world. We believe that such strategic relationships may address portions of the market, such as the government market or certain international markets, that we cannot reach with our own sales force without a significant investment of time and resources.

•	Target incumbent service providers. We will target sales to incumbent service providers. Since incumbent service providers have the largest fiber optic infrastructure, we believe that our optical networking solutions offer them the most cost-effective way to expand and operate their networks and offer new revenue-generating services.

•	Maintain research and development investment. We believe that continued investment in research and development is necessary in order to continue to provide innovative optical networking solutions that meet our current and prospective customers’ needs. In order to provide such products to our customers, we believe we must make significant and sustained investment in research and development. We believe that this investment in research and development was necessary even during periods when our revenue declined as a result of the decreased demand for our optical networking products.

•	Maintain sales and customer service investment. We believe that continued investment in sales and customer service is necessary in order to expand and support our customer base both domestically and internationally. We believe that ongoing sales and customer service is critical to successful long-term relationships with, and follow-on sales to, our current and prospective customers.

•	Manage costs and preserve cash. We believe that our cash position coupled with no long-term debt differentiates us from our competition. While we continue to invest in strategic areas of the business, we also continue to focus on cost management and cash preservation.

•	Outsource manufacturing. We outsource the manufacturing of our products and purchase key components from third parties. Outsourcing enables us to reduce expenses and focus on our core competencies such as product development, sales and customer service.

•	Drive demand for new services. We work collaboratively with our customers to help them identify and create new services for their end-user customers. Our professional and customer service teams provide assistance in such areas as network planning, design and implementation to facilitate the introduction of these services. By helping our customers to create new services, we help generate additional revenue opportunities for our customers and enhance the value proposition of our products.

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

Network management. SILVX®, our optical network management system, provides end-to-end management of services across a service provider’s optical switched network. SILVX provides comprehensive network management, planning and administration tools that communicate with existing network management systems through common standards. SILVX simplifies network configuration, service provisioning and network management by automating many labor-intensive operational processes. The combination of SILVX and our sophisticated networking software allows the SN 3000, SN 16000 SC and SN 16000 to exchange real-time information about network traffic, thereby enabling service providers to quickly provision services and more efficiently manage network capacity. In addition, SILVX allows service providers to model a broad range of optical network architectures, forecast and plan for capacity expansion, and analyze network traffic.

Services. We offer complete engineering, furnishing, installation and testing services as well as comprehensive customer support from multiple locations worldwide.

Customers

Our current and prospective customers include domestic and international wireline and wireless network service providers and government entities with private fiber networks (collectively referred to as “service providers”). We expect that substantially all of our revenue will continue to be generated from a limited number of customers. We had eight product revenue customers as of July 31, 2005.

During the year ended July 31, 2005, four customers, Vodafone Group PLC, Sprint Government Systems Division (as a reseller to the federal government), Sprint Corporation and NTT Communications, a subsidiary of Nippon Telephone and Telegraph Corporation accounted for 36%, 24%, 12% and 11% of our revenue, respectively. During the year ended July 31, 2004, four customers, Sprint Government Systems Division, Vodafone Group PLC, Neuf Telecom and NTT Communications accounted for 41%, 27%, 13% and 13% of our revenue, respectively. During the year ended July 31, 2003, three customers, Vodafone Group PLC, Neuf Telecom and NTT Communications accounted for 43%, 22% and 14% of our revenue, respectively. International revenue was 63% of total revenue during the year ended July 31, 2005, compared to 59% of total revenue during the year ended July 31, 2004, and 91% of total revenue during the year ended July 31, 2003. See “Concentrations and Significant Customer Information” and “Segment Information” in Note 2 to our consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Future Results—Our business is subject to risks from international operations” for additional details.

Our contracts with customers typically include the purchase of our hardware products, right to use fees, the license of our SILVX network management system, and in some cases, maintenance and support services. These contracts include terms and arrangements, including payment, delivery and termination that we believe are customary and standard in our industry. None of our customers are contractually committed to purchase any minimum quantities of products from us and orders are generally cancelable prior to shipment. In addition, the federal government may terminate their contracts with any party at any time. As a result, we do not disclose our order backlog, since we believe that our order backlog at any particular date is not necessarily indicative of actual revenue for any future period.

Sales and Marketing

There are a limited number of current and prospective optical switch customers in each geographic market. Each service provider owns and operates a unique fiber optic network. The network complexity affects the integration of our optical networking products into each service providers network. As a result, sales are made on a customer-by-customer basis and the sales cycle may extend beyond one year.

We sell our products worldwide through a direct sales force with a local presence in several locations around the world. In certain markets, we also have strategic distribution partners, independent marketing representatives or independent sales consultants. We intend to further establish relationships with select distribution and marketing partners to extend our reach to serve new markets.

The primary focus of our sales efforts is to continue to develop strong relationships with incumbent service providers and resellers. Our sales and presales engineering organizations work collaboratively with both current and prospective customers to identify optical switching applications that help optimize their network as well as create new services that they can offer to their customers. We also provide comprehensive post-sales customer support including network planning and deployment, technical assistance centers and logistics support. Our customer support organization leverages a network of highly qualified service partners to extend our reach and capabilities.

In support of our sales efforts, we conduct marketing programs to position and promote market awareness of Sycamore and our products. We also participate in conferences, trade shows and provide marketing information on our website. In addition, we conduct public relations activities, including interviews and demonstrations for the business and trade media, and industry analysts.

Research and Development

We believe that ongoing investment in research and development is necessary in order to continue to provide innovative optical networking solutions that meet our current and prospective customers’ needs. We believe that our current and prospective customers can utilize optical networking solutions that will allow them to optimize bandwidth and capacity management while also allowing them to reduce their capital expenditures and operating costs. In order to provide such products to our customers, we believe we must make significant and sustained investment in research and development. Our research and development effort focuses primarily on improvements to the features and functionality of existing products and the development of new products. Sycamore intends to focus its research and development efforts on optical switching and may pursue strategic alliances or acquisitions to address current and prospective customers’ needs.

Our research and development expenditures were $42.7 million, $45.7 million and $52.4 million for the years ended July 31, 2005, 2004 and 2003, respectively. All of our expenditures for research and development, as well as stock-based compensation expense relating to research and development of $0.8 million, $2.8 million and $3.0 million, for the years ended July 31, 2005, 2004 and 2003, respectively, have been expensed as incurred. As of July 31, 2005, we had approximately 162 employees involved in research and development.

Competition

The number of optical switching opportunities worldwide is limited. Competition for these opportunities is intense and includes considerable pricing pressure. Based on the current level of spending by telecommunications service providers, we expect that competition will continue to be very intense.

Sycamore’s competition includes large incumbent suppliers of network infrastructure equipment and optical networking equipment, such as Alcatel, Ciena, Cisco, Huawei, Lucent, Nortel, Tellabs, and ZTE. Many of our established competitors have longer operating histories and greater financial, technical, sales, marketing, manufacturing and field resources and are able to devote greater resources to the research and development of new products than we do. In addition, these competitors generally have more diverse product lines which allow them the flexibility to price their products more aggressively and absorb the significant cost structure associated with optical switching research and development across their entire business. Most of our competitors also have more extensive customer bases and broader customer relationships than us, including relationships with our prospective customers in their local geographies. In addition, we continue to see new entrants into the optical networking market with new products that compete with our products. Some of these new entrants are located in geographies with lower cost infrastructures than ours. In order to compete effectively in the optical switching market, we must deliver products that:

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

Proprietary Rights and Licensing

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and to operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. We license software to our customers pursuant to signed or shrink-wrapped license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. Our practice is to require employees and consultants to execute non-disclosure and proprietary rights agreements upon commencing employment or consulting with us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. We enforce our intellectual property rights vigorously against infringement or misappropriation.

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

As of July 31, 2005, we had received 36 United States patents and had pending 21 United States patent applications. Of the United States patents that have been issued, the earliest any will expire is February 2019. As of July 31, 2005, we had 8 allowed or registered United States trademarks and 17 allowed or registered foreign trademarks. All of the registered United States trademarks have a duration of ten years from the date of application, the earliest of which will expire in February 2011.

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

We have limited internal manufacturing operations. Our internal manufacturing operations primarily consist of quality assurance for materials and components, and final testing, assembly and shipment of our existing products. We also use a limited number of other manufacturers to supply certain non-significant product sub-assemblies and components.

Our optical networking products utilize hundreds of individual component parts, some of which are customized for our products. Component suppliers in the specialized, high technology end of the optical communications industry are generally not as plentiful or, in some cases, as reliable, as component suppliers in more mature industries. We work closely with our strategic component suppliers to pursue new component technologies that could either reduce cost or enhance the performance of our products.

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

Throughout the downturn in the telecommunications industry and the continued spending constraints in the optical networking market, the optical component industry has been downsizing manufacturing capacity while consolidating product lines from earlier acquisitions. Several suppliers have exited the optical components market, and others have announced reductions of their product offerings. These announcements, or similar decisions by other suppliers, could result in reduced competition and higher prices for the components we purchase. In addition, the loss of a source of supply for key components could require us to incur additional costs to redesign our products that use those components.

Employees

As of July 31, 2005, we employed approximately 276 persons of which 162 were primarily engaged in research and development, 26 in sales and marketing, 24 in customer service and support, 26 in manufacturing, and 38 in general and administration. None of our employees are currently represented by a collective bargaining unit. We believe our relations with our employees are good.

Executive Officers of the Registrant

Set forth below is information concerning our current executive officers and their ages as of August 15, 2005.

Name	Age	Position
Daniel E. Smith	55	President, Chief Executive Officer and Director
Richard J. Gaynor	45	Chief Financial Officer, Vice President, Finance and Administration, Treasurer and Secretary
John E. Dowling	52	Vice President, Operations
Araldo Menegon	46	Vice President, Worldwide Sales and Support
Kevin J. Oye	47	Vice President, Systems and Technology

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

Richard J. Gaynor has served as our Chief Financial Officer, Vice President of Finance and Administration, Treasurer and Secretary since October 2004. From January 2001 to September 2004, Mr. Gaynor was Vice President, Corporate Controller and Principal Accounting Officer of Manufacturers Services Ltd., a global provider of sub-contract electronic manufacturing services. From January 2000 to January 2001, Mr. Gaynor was Chief Financial Officer of Evans and Sutherland Computer Corporation, a developer and manufacturer of flight simulation hardware and software. From March 1994 to December 1999, Mr. Gaynor was Vice President of Finance and Operations Controller at Cabletron Systems, Inc., a global provider of enterprise networking products.

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

We currently lease two facilities in Chelmsford, Massachusetts, containing approximately 225,000 square feet in the aggregate. In Wallingford, Connecticut, we currently lease one facility containing a total of approximately 30,000 square feet. These facilities consist of offices and engineering laboratories used for research and development, administration, sales and customer support, ancillary light manufacturing, storage and shipping activities. We also maintain smaller offices to provide sales and customer support at various domestic and international locations. These facilities are presently adequate and suitable for our needs, and we do not expect to require additional space during fiscal 2006. We own a parcel of undeveloped land, containing approximately 102 acres, in Tyngsborough, Massachusetts. This parcel of land is currently for sale.

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

On April 1, 2003, a complaint was filed against the Company in the United States Bankruptcy Court for the Southern District of New York by the creditors’ committee (the “Committee”) of 360networks (USA), inc. and

360networks services inc. (the “Debtors”). The Debtors are the subject of a Chapter 11 bankruptcy proceeding but are not plaintiffs in the complaint filed by the Committee. The complaint seeks recovery of alleged preferential payments in the amount of approximately $16.1 million, plus interest. The Committee alleges that the Debtors made the preferential payments under Section 547(b) of the Bankruptcy Code to the Company during the 90-day period prior to the Debtors’ bankruptcy filing. The Company believes that the claims against it are mostly without merit and has been defending against the complaint vigorously.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. On a quarterly basis, the Company reviews its commitments and contingencies to reflect the effect of ongoing negotiations, settlements, rulings, advice of counsel, and other information and events pertaining to a particular case. We are also subject to potential tax liabilities associated with ongoing tax audits by various tax authorities. As a result, during the third quarter of fiscal 2005, the Company accrued $10.3 million associated with contingencies related to claims, litigation and other disputes and tax matters. While we believe the total amounts accrued are adequate, any subsequent change in our estimates will be recorded at such time the change is probable and estimable.

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

	High	Low
Fiscal year 2005:
Fourth Quarter ended July 31, 2005	$3.62	$3.22
Third Quarter ended April 30, 2005	3.62	3.35
Second Quarter January 29, 2005	4.10	3.46
First Quarter ended October 30, 2004	3.92	3.38

	High	Low
Fiscal year 2004:
Fourth Quarter ended July 31, 2004	$4.41	$3.49
Third Quarter ended April 24, 2004	5.81	3.91
Second Quarter ended January 24, 2004	6.29	4.36
First Quarter ended October 25, 2003	5.36	3.75

As of July 31, 2005, there were approximately 1,020 stockholders of record.

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

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In the three months ended July 31, 2005, the Company purchased the following shares of common stock (in thousands, except per share data):

	Total shares purchased *	Average price paid per share
May 1, 2005 – May 28, 2005	0	$0.00

May 29, 2005 – June 25, 2005	2	0.00

June 26, 2005 – July 31, 2005	0	0.00

Total	2	$0.00

*	Purchased from departing employees pursuant to preexisting contractual rights.

The Company has not publicly announced programs to repurchase shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA

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

	For the years ended July 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$65,434	$44,547	$38,276	$65,174	$374,746
Cost of revenue	33,937	29,233	35,236	152,854	319,812

Gross profit (loss)	31,497	15,314	3,040	(87,680)	54,934
Operating expenses:
Research and development	42,659	45,692	52,438	109,654	159,607
Sales and marketing	11,825	18,108	19,763	39,687	83,478
General and administrative	9,160	7,366	7,239	10,166	16,820
Stock-based compensation	1,266	4,880	7,320	24,251	89,958
Restructuring charges and related asset impairments	679	—	(4,447)	124,990	81,926
Reserve for contingencies	10,282	—	—	—	—
Acquisition costs	—	—	—	—	4,948

Total operating expenses	75,871	76,046	82,313	308,748	436,737

Loss from operations	(44,374)	(60,732)	(79,273)	(396,428)	(381,803)
Losses on investments	—	—	—	(24,845)	—
Interest and other income, net	20,648	15,890	23,342	40,027	85,299

Loss before income taxes	(23,726)	(44,842)	(55,931)	(381,246)	(296,504)
Income tax expense	63	—	—	—	13,132

Net loss	$(23,789)	$(44,842)	$(55,931)	$(381,246)	$(309,636)

Basic net loss per share	$(0.09)	$(0.17)	$(0.21)	$(1.50)	$(1.30)
Diluted net loss per share	$(0.09)	$(0.17)	$(0.21)	$(1.50)	$(1.30)
Shares used in per-share calculation—basic	275,023	272,123	265,702	254,663	237,753
Shares used in per-share calculation—diluted	275,023	272,123	265,702	254,663	237,753

	As of July 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$955,035	$961,325	$995,583	$1,043,545	$1,248,549
Working capital	931,246	511,662	583,877	588,582	731,114
Total assets	982,063	990,918	1,032,628	1,118,575	1,551,321
Total stockholders’ equity	$939,545	$955,440	$992,515	$1,038,523	$1,387,860

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

Sycamore develops and markets optical networking products for telecommunications service providers worldwide. Sycamore also offers services such as installation, maintenance, technical assistance, and customer training. Our current and prospective customers include domestic and international wireline and wireless network service providers and government entities with private fiber networks (collectively referred to as “service providers”). Our optical networking product portfolio includes fully integrated edge-to-core optical switching products, network management products and design and planning tools. We believe that our products enable network operators to efficiently and cost-effectively provision and manage optical network capacity to support a wide range of voice, video and data services.

Our business has been significantly impacted by the decline in the telecommunications industry which began in 2001 and continued for several years. As a result of this decline, service providers decreased their capital spending, resulting in a reduction in demand for our products. In response to these adverse market conditions and to reposition the Company to changing market requirements, we enacted four separate restructuring programs to reduce our cost structure and focus our business on the optical switching market. We incurred net restructuring charges of $403.6 million, comprised as follows: $175.4 million of net charges related to excess inventory, $203.4 million of net charges for restructuring and related asset impairments, and $24.8 million of losses on investments, as described in detail in Note 10 to our consolidated financial statements.

Total revenue for fiscal 2005 was $65.4 million, an increase of 46.9% compared to fiscal 2004. Total revenue for fiscal 2004 was $44.5 million, an increase of 16.4% compared to fiscal 2003. Our net losses for fiscal 2005 and 2004 were $23.8 million and $44.8 million, respectively, and we incurred a cumulative net loss of $838.5 million as of July 31, 2005. We continue to maintain a significant cost structure, relative to our revenue, particularly within the research and development organization. We believe that these investments have enabled us to advance our technology and secure new business. While our fiscal 2005 operating results improved over fiscal 2004, we expect that market conditions will remain challenging. We anticipate that we will continue to generate operating losses and consume cash for at least the next fiscal year.

Despite the challenges we face as a vendor focused exclusively on optical switching, we have made progress in improving our operating performance and securing new business in a difficult market environment. As we remain focused on improvements in the performance of our stand-alone optical switching business, our management and Board will continue to consider other strategic options that may serve to maximize shareholder value. These options include, but are not limited to (i) acquisitions of, or mergers or other combinations with, companies with either complementary technologies or in adjacent market segments, (ii) alliances with or a sale to another entity, and (iii) recapitalization alternatives, including stock buybacks, cash distributions or cash dividends.

Our total cash, cash equivalents and investments were $955.0 million at July 31, 2005. Included in this amount were cash and cash equivalents of $508.3 million. We intend to fund our operations, including fixed commitments under operating leases, and any required capital expenditures over the next few years using our existing cash, cash equivalents and investments. We believe that, based on our business plans and current conditions, our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for the next twelve months. We also believe that our current cash, cash equivalents and investments will enable us to pursue the strategic and financial alternatives discussed above.

As of July 31, 2005, Sycamore and its subsidiaries employed approximately 276 persons, which was a net reduction of 77 persons from the approximately 353 persons employed on July 31, 2004.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. The most significant revenue recognition judgments typically involve customer acceptance, whether collection is reasonably assured and multiple element arrangements. In instances where customer acceptance is specified, revenue is deferred until all acceptance criteria have been met. We determine collectibility based on creditworthiness of customer and customer’s payment history. Service revenue is recognized as the services are performed or ratably over the service period. Some of our transactions involve the sale of products and services under multiple element arrangements. While each individual transaction varies according to the terms of the purchase order or sales agreement, a typical multiple element arrangement may include some or all of the following components: product shipments, installation services, maintenance and training. The total sales price is allocated based on the relative fair value of each component, which generally is the price charged for each component when sold separately and recognized when revenue recognition criteria for each element is met.

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

Restructuring Liabilities and Asset Impairments

We enacted several restructuring programs during the last four years to respond to the decline in the telecommunications industry which began in 2001 and to reposition the Company to changing market requirements. These restructuring programs required us to make numerous assumptions and estimates such as future revenue levels and product mix, the timing of and the amounts received for subleases of excess facilities, the fair values of impaired assets, the amounts of other than temporary impairments of strategic investments, and the potential legal matters, administrative expenses and professional fees associated with the restructuring programs.

We continuously monitor the judgments, assumptions and estimates relating to the restructuring programs and, if these judgments, assumptions and estimates change, we may be required to record additional charges or credits against the reserves previously recorded for these restructuring programs. As of July 31, 2005, we had $8.5 million in accrued restructuring costs, consisting primarily of $8.0 million of accrued liabilities for facility consolidations, based on our best estimate of the available sublease rates and terms at the present time.

Reserve for Contingencies

We are subject to various claims, litigation and other disputes, as well as potential liabilities associated with various tax matters. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals, if any, are based only on the most current and dependable information available at any given time. As additional information becomes available, we may reassess the potential liability from pending claims and litigation and the probability of claims being successfully asserted against us. As a result, we may revise our estimates related to these pending claims, litigation and other disputes and potential liabilities associated with various tax matters. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations, financial position and cash flows in the future. For further detail, see Note 11 of Notes to Consolidated Financial Statements for a description of legal proceedings.

Results of Operations

Fiscal Years ended July 31, 2005 and 2004

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2005	2004
Revenue
Product	$49,922	$32,729	$17,193	52.5%
Service	15,512	11,818	3,694	31.3%

Total revenue	$65,434	$44,547	$20,887	46.9%

Total revenue increased in fiscal 2005 compared to fiscal 2004. The increase was due to an increase in both product revenue and service revenue. Product revenue consists primarily of sales of our optical networking products including the SN 3000 and SN 16000 optical switching platforms. Product revenue increased in fiscal 2005 compared to fiscal 2004. The increase was primarily due to existing customers increasing the capacity of their networks and product sales to new customers. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue increased in fiscal 2005 compared to fiscal 2004. The increase was primarily due to a higher level of maintenance contracts and a higher level of installation services associated with product deployments.

For fiscal 2005, four customers accounted for 36%, 24%, 12% and 11% of revenue or 83% of our total revenue. Four customers accounted for 41%, 27%, 13% and 13% of revenue in fiscal 2004 or 94% of our total revenue. International revenue represented 63% of revenue in fiscal 2005, compared to 59% of revenue in fiscal 2004. We expect future revenue to continue to be highly concentrated in a relatively small number of customers and that international revenue may continue to represent a significant percentage of future revenue. Customer deployments in any given quarter may cause significant shifts in the percentage mix of domestic and international revenue. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially adversely affect our business, financial condition and results of operations.

Gross profit

The following table presents gross profit (loss) for product and services, including non-cash stock-based compensation expense (in thousands, except percentages):

	Year Ended July 31,
	2005	2004
Gross profit:
Product	$24,198	$12,130
Service	7,299	3,184

Total	$31,497	$15,314

Gross profit:
Product	48.5%	37.1%
Service	47.0%	26.9%
Total	48.1%	34.4%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services and other fixed manufacturing costs. Product gross profit increased in fiscal

2005 compared to fiscal 2004. The increase was primarily the result of a favorable product and customer mix and cost efficiencies associated with increased product revenue. In the future, we believe that product gross profit may fluctuate due to pricing pressures resulting from intense competition for limited optical switching opportunities worldwide. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution used, shipment volume, overhead absorption, sales discounts, increases in material or labor costs, excess inventory and obsolescence charges or credits, increases in component pricing, product redesigns, the introduction of new products or product features or entering new markets with different pricing and cost structures.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit increased in fiscal 2005 compared to fiscal 2004. The increase was primarily due to reduced fixed support costs and lower personnel-related expenses and higher revenue levels. Service gross profit may be affected in future periods by various factors such as the change in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2005	2004
Research and development	$42,659	$45,692	$(3,033)	(6.6)%
Sales and marketing	11,825	18,108	(6,283)	(34.7)%
General and administrative	9,160	7,366	1,794	24.4%
Stock-based compensation	1,266	4,880	(3,614)	(74.1)%
Reserve for contingencies	10,282	—	10,282	—
Restructuring charges and related asset impairments	679	—	679	—

Total operating expenses	$75,871	$76,046	$(175)	—

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses decreased in fiscal 2005 compared to fiscal 2004. The decrease was primarily due to reduced fixed overhead costs and lower project related costs partially offset by higher personnel-related expenses.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, customer evaluations inventory and other sales and marketing support expenses. Sales and marketing expenses decreased in fiscal 2005 compared to fiscal 2004. The decrease was primarily due to lower personnel-related expenses, a reduction in the cost of evaluation equipment and reduced fixed overhead costs.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased in fiscal 2005 compared to fiscal 2004. The increase was primarily due to costs associated with the independent investigation, as previously disclosed in our Form 10-Q for the period ended April 30, 2005, and increased expenses resulting from activities required to meet the requirements of the Sarbanes-Oxley Act, partially offset by lower personnel-related expenses.

Stock-Based Compensation Expense

Stock-based compensation expense primarily resulted from the granting of stock options and restricted shares with exercise or sale prices that were deemed to be below fair market value. Total stock-based compensation expense decreased in fiscal 2005 compared to fiscal 2004. The decrease was primarily due to lower deferred compensation balances resulting from the ongoing vesting of stock options and restricted shares with exercise or sales prices that were deemed below fair market value.

Reserve for Contingencies

During the third quarter of fiscal 2005, the Company accrued $10.3 million associated with contingencies related to claims, litigation and other disputes, as well as potential liabilities associated with various tax matters. In accordance with SFAS No. 5, a liability is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such provision on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. We are subject to tax audits by various tax authorities. Management has recorded its best estimate of the probable liability resulting from these audits as of July 31, 2005. While we believe that the amounts accrued are adequate, any subsequent change in our estimates will be recorded at such time the change is probable and estimable.

Restructuring Charges and Related Asset Impairments

During the third quarter of fiscal 2005, the Company reduced its workforce by approximately 20 employees as a result of the rationalization of certain R&D initiatives. The Company recorded a restructuring charge of $0.7 million that was comprised of expenses related to the workforce reduction and contract termination costs. As a result of the third quarter fiscal 2005 restructuring, the Company wrote down $0.2 million of certain development assets to their fair value based on the expected discounted cash flows they would generate over their remaining economic life. As of July 31, 2005, we had $8.5 million in accrued restructuring costs, consisting primarily of $8.0 million of accrued liabilities for facility consolidations that will be paid over the respective lease terms through 2007.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2005	2004
Interest and other income, net	$20,648	$15,890	$4,758	29.9%

Interest and other income, net increased for fiscal 2005 compared to fiscal 2004. The increase was due to higher interest rates.

Provision for Income Taxes

The provision for income taxes of $0.1 million for fiscal 2005 was recorded for taxes due on income generated in foreign tax jurisdictions and certain states. We did not record any net tax benefits relating to our net losses due to the uncertainty surrounding the realization of these future tax benefits.

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

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $955.0 million at July 31, 2005. Included in this amount were cash and cash equivalents of $508.3 million, compared to $45.4 million at July 31, 2004. The increase in cash and cash equivalents of $462.9 million was attributable to cash provided by investing activities of $466.6 million and cash provided by financing activities of $5.1 million, partially offset by cash used in operating activities of $8.9 million.

Cash provided by investing activities of $466.6 million consisted primarily of net proceeds of investments of $469.5 million. Cash provided by financing activities of $5.1 million consisted of the proceeds received from employee stock plan activity. Cash used in operating activities of $8.9 million consisted of the net loss for the period of $23.8 million, adjusted for net non-cash charges totaling $6.2 million and changes in working capital totaling $8.7 million. The most significant changes in working capital were an increase in accrued expenses and other current liabilities of $11.9 million which resulted primarily from our $10.3 million reserve for contingencies, a decrease in accrued restructuring costs of $3.6 million resulting from payments on restructured facilities and a decrease in accounts payable of $3.5 million primarily due to timing of payments. Net non-cash charges included depreciation and amortization, provision for doubtful accounts and stock-based compensation.

Our primary source of liquidity comes from our cash and cash equivalents and investments, which totaled $955.0 million at July 31, 2005. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities, with original maturities at the date of acquisition ranging from 90 days to two years. At July 31, 2005, $446.3 million of investments with maturities of less than one year were classified as short-term investments, and $0.5 million of investments with maturities of greater than one year were classified as long-term investments. Our portfolio is primarily invested in short maturity investments to minimize interest rate risk and to ensure cash is available to meet requirements as needed. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and investments will continue to be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At July 31, 2005, more than 99% of our accounts receivable balance was attributable to four customers.

As of July 31, 2005, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. As of July 31, 2005, we had $8.5 million in accrued restructuring costs, consisting primarily of $8.0 million of accrued liabilities for facility consolidations that will be paid over the respective lease terms through 2007.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment (“SFAS 123R”)”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard is effective for public companies at the beginning of the first annual period beginning after June 15, 2005 and companies may elect to use either the modified-prospective or modified-retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123, except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) to assist preparers by simplifying some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management’s Discussion of and Analysis and several other issues. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123R. Effective August 1, 2005, the Company adopted SFAS 123R utilizing the “modified prospective” method. The Company expects the adoption of SFAS 123R to have a material impact on net income and net income per share and is currently in the process of evaluating the extent of such impact. However, the pro forma disclosures in Note 2 to the Consolidated Financial Statements included in Item 8 approximate what would have been the impact of applying SFAS 123R to the historical periods presented.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 provides guidance on the accounting for, and reporting of, a change in accounting principle, in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of FAS 154 will have a material effect on our financial position on our results of operations.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

At July 31, 2005, our off-balance sheet arrangements, which consist entirely of contractual commitments for operating leases and inventory purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years
Operating leases	$10,064	$6,910	$3,154	—
Inventory purchase commitments	10,478	10,478	—	—

Total	$20,542	$17,388	$3,154	—

Payments made under operating leases will be treated as rent expense for the facilities currently being utilized, or as a reduction of the restructuring liability for payments relating to excess facilities. Payments made for inventory purchase commitments will initially be capitalized as inventory, and will then be recorded as cost of revenue as the inventory is sold or otherwise disposed of.

Related Party Transactions

In July 2000, we made an investment of $2.2 million in Tejas Networks India Private Limited (“Tejas”). The Chairman of the Board of Sycamore also serves as the Chairman of the Board of Tejas. An executive officer of our Company also attends meetings of the board of directors of Tejas for the sole purpose of representing the Company’s business interests, if any. We have no obligation to provide any additional funding to Tejas. During the years ended July 31, 2005 and 2003, we recognized revenue of $0.1 million and $0.2 million, respectively, relating to transactions with Tejas. During the year ended July 31, 2004, we did not engage in any material transactions with Tejas.

FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR BUSINESS HAS BEEN, AND IS LIKELY TO CONTINUE TO BE, ADVERSELY AFFECTED BY UNFAVORABLE CONDITIONS IN THE TELECOMMUNICATIONS INDUSTRY AND THE ECONOMY IN GENERAL.

In early 2001, the telecommunications industry began a severe decline which has had a significant impact on our business. The industry decline and the resulting spending constraints in the optical networking market, which continued for several years, caused a decrease in the demand for our products which has had an adverse impact on our revenue and profitability.

We cannot anticipate that our current and prospective customers will continue or increase their optical switching capital spending with us in the near future. As a result, we anticipate that our revenue, cost of revenue, gross profit and operating results will continue to be affected by these market conditions.

We expect the trends described above to continue to affect our business in many ways, including the following:

•	our current and prospective customers will continue to make limited capital expenditures;

•	consolidation of our customers may cause delays, disruptions or reductions in their optical switching capital spending plans as well as increase their relative purchasing power in any negotiation;

•	we will continue to have limited ability to forecast the volume and product mix of our sales;

•	we will experience increased competition as a result of limited demand and we may experience downward pressure on the pricing of our products which reduces gross margins and constrains revenue growth;

•	intense competition may enable customers to demand more favorable terms and conditions of sales including extended payment terms; and

•	any bankruptcies or weakening financial condition of any of our customers may require us to write off amounts due from prior sales.

These factors could lead to further reduced revenues and gross margins and increased operating losses.

CONSOLIDATION IN THE INDUSTRY MAY LEAD TO INCREASED COMPETITION AND HARM OUR BUSINESS.

The telecommunications industry has experienced consolidation and we expect this trend to continue. Consolidation among our customers may cause delays or reductions in their capital expenditure plans and may cause increased competitive pricing pressures as the number of available customers declines and their relative purchasing power increases in relation to suppliers. Consolidation may also result in a combined entity choosing to standardize on a certain vendors’ optical networking platform. Any of these factors could adversely affect our business

OUR STRATEGY TO PURSUE STRATEGIC AND FINANCIAL ALTERNATIVES MAY NOT BE SUCCESSFUL.

We face numerous challenges as a vendor focused exclusively on the optical switching market segment of the overall optical networking market. As we remain focused on improvements in the performance of our stand-alone optical switching business, our management and Board will continue to consider other strategic options that may serve to maximize shareholder value. These options include, but are not limited to (i) acquisitions of, or mergers or other combinations with, companies with either complementary technologies or in adjacent market segments, and (ii) alliances with or a sale to another entity. Any decision regarding strategic alternatives would be subject to inherent risk, and we cannot guarantee that we will be able to identify appropriate opportunities, successfully negotiate economically beneficial terms, successfully integrate any acquired business, retain key employees or achieve the anticipated synergies or benefits of any strategic alternative which may be selected. Additionally, in connection with a strategic transaction, we may issue additional shares that could dilute the holdings of existing common stockholders, or we may utilize cash. In implementing a strategy, we may enter markets in which we have little or no prior experience and there can be no assurance that we will be successful.

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

WHETHER OR NOT WE PURSUE ANY SPECIFIC STRATEGIC ALTERNATIVE, THE VALUE OF YOUR SHARES MAY DECREASE.

The Company continues to consider various strategic options, including, but not limited to: (i) acquisitions of, or mergers or other combinations with, companies with either complementary technologies or in adjacent market segments, (ii) alliances with or a sale to another entity, and (iii) recapitalization alternatives, including stock buybacks, cash distributions or cash dividends. We cannot predict whether, or when, such review may result in the Company entering into any transaction or transactions with respect to any specific strategic option, and we cannot assure you that we would be able to consummate any transaction or transactions or that any transaction or transactions would provide you with a positive return on your investment. Accordingly, notwithstanding such review or any outcome thereof, and whether or not we pursue any specific strategic option, the value of your shares may decrease.

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

CURRENT ECONOMIC AND MARKET CONDITIONS MAKE FORECASTING DIFFICULT.

Current economic and market conditions have limited our ability to forecast the volume and product mix of our sales, making it difficult to provide estimates of revenue and operating results. We continue to have limited visibility into the capital spending plans of our current and prospective customers. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our planned expense levels depend in part on our expectations of future revenue. Our planned expenses include significant investments, particularly within the research and development organization, which we believe is necessary to continue to provide innovative optical networking solutions to meet our current and prospective customers’ needs. As a result, it is difficult to forecast revenue and operating results. If our revenue and operating results are below the expectations of our investors and market analysts, it could cause a decline in the price of our common stock.

OUR CURRENT STRATEGY REQUIRES US TO MAINTAIN A SIGNIFICANT COST STRUCTURE AND OUR FAILURE TO INCREASE OUR REVENUES WOULD PREVENT US FROM ACHIEVING AND MAINTAINING PROFITABILITY.

In early 2001, the telecommunications industry began a severe decline which had a significant impact on our business. This decline and the resulting spending constraints in the optical networking market, which continued for several years, caused a decrease in the demand for our products which had an adverse impact on our revenue and profitability. In response to these adverse market conditions and to reposition the Company to changing market requirements, we enacted four separate restructuring programs through the third quarter of fiscal 2005, which reduced our cost structure and focused our business on our optical switching product portfolio. As a result of these restructuring programs we incurred net charges totaling $403.6 million, comprised as follows: $175.4 million of net charges related to excess inventory, $203.4 million of net charges for restructuring and related asset impairments, and $24.8 million of losses on investments. In order to remain competitive, we continue to maintain a significant cost structure relative to the size of our business, particularly within the research and development organization which we believe is necessary to continue to provide innovative optical networking solutions to meet our current and prospective customers’ needs. Due to our decreased revenues, our restructuring programs and our decision to maintain a significant cost structure, we have incurred a net loss for fiscal 2005 of $23.8 million and a cumulative net loss of $838.5 million at July 31, 2005. We expect that our decision to maintain a significant cost structure will require us to generate significantly higher revenue above current levels in order to achieve and maintain profitability. As a result, we expect to continue to incur net losses. We cannot assure you that our revenue will increase or that we will generate sufficient revenue to achieve or sustain such profitability.

WE FACE INTENSE COMPETITION THAT COULD ADVERSELY AFFECT OUR SALES AND PROFITABILITY.

Service providers continue to limit their capital spending. Competition for limited optical switching opportunities is intense and continues to be dominated by large, incumbent equipment suppliers. Competition is based upon a combination of price, established customer relationships, broad product portfolios, large service and support teams, functionality and scalability. Large companies, such as Alcatel, Ciena, Cisco, Lucent, Nortel and Tellabs have historically dominated this market. Many of our competitors have longer operating histories and greater financial, technical, sales, marketing and manufacturing resources than we do and are able to devote greater resources to the research and development of new products. These competitors also have long standing existing relationships with our current and prospective customers. New incumbent competitors, such as Huawei and ZTE, have entered the optical networking market using the latest available technology in order to compete with our products. Our competitors may forecast market developments more accurately and could develop new technologies that compete with our products or even render our products obsolete. Moreover, these competitors have more diverse product lines which allow them the flexibility to price their products more aggressively.

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

There are limited optical switching opportunities. Competition for these opportunities is intense. Our revenue is concentrated among a limited number of customers. None of our customers are contractually committed to purchase any minimum quantities of products from us and orders are generally cancelable prior to shipment. We expect that our revenue will continue to depend on sales of our products to a limited number of customers. While expanding our customer base is a key objective, at the present time, the number of prospective customer opportunities for our products is limited. In addition, we believe that the telecommunications industry will continue in a consolidation phase which may further reduce the number of prospective customers, slow purchases and delay optical switching deployment decisions.

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

WE MAY NOT BE SUCCESSFUL IN SELLING OUR PRODUCTS THROUGH ESTABLISHED CHANNELS TO THE FEDERAL GOVERNMENT.

We have a reseller agreement for the sale of our products to the federal government and our products were selected to serve as the Optical Digital Cross Connect platform for DISA’s GIG-BE project. Since we have only limited experience in developing and managing such channels, the extent to which we will be successful is uncertain. Sales to the federal government require compliance with ongoing complex procurement rules and regulations with which we have limited experience. We will not be able to succeed in the federal government market and sell our products to federal government contractors if we cannot comply with these rules and regulations. The federal government is not contractually committed to purchase our products for the GIG-BE project, and there can be no assurance that it will purchase our products in the future. Our failure to sell products to the federal government, including for use in the GIG-BE project, could adversely affect our ability to achieve our planned levels of revenue, which would affect our profitability and results of operations.

WE DEPEND ON A GOVERNMENT AGENCY, THROUGH OUR RESELLER, FOR A SIGNIFICANT AMOUNT OF OUR REVENUE AND THE LOSS OR DECLINE OF EXISTING OR FUTURE GOVERNMENT AGENCY FUNDING COULD ADVERSELY AFFECT OUR REVENUE AND CASH FLOWS.

For the year ended July 31, 2005, approximately 24% of our revenue was derived from a United States government agency through our reseller. This government agency (DISA) may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause the agency to terminate the projects, divert funds or delay implementation or expansion. As with most government contracts, the agency may terminate the contract at any time without cause. A significant reduction in funds available for the agency to purchase equipment would significantly reduce our revenue and cash flows. The significant reduction or delay in orders by the agency would also significantly reduce our revenue and cash flows. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the results of these audits or investigations are negative, our reputation could be damaged, contracts could be terminated or significant penalties could be assessed. If a contract is terminated for any reason, our ability to fully recover certain amounts may be impaired resulting in a material adverse impact on our financial condition and results of operations.

CERTAIN LARGER CUSTOMERS MAY HAVE SUBSTANTIAL NEGOTIATING LEVERAGE, WHICH MAY REQUIRE THAT WE AGREE TO TERMS AND CONDITIONS THAT MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

Large telecommunications providers, key resellers and the federal government make up a large part of our target market, have substantial purchasing power and potential leverage in negotiating contractual arrangements with us. These customers and prospects may require us to develop additional features and require penalties for failure to deliver such features. As we seek to increase sales into our target markets, we may be required to agree to such terms and conditions, which may affect the timing of revenue recognition and amount of deferred revenues and may have other unfavorable effects on our business and financial condition.

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

THE UNPREDICTABILITY OF OUR QUARTERLY RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

In general, our revenue and operating results in any reporting period may fluctuate significantly due to a variety of factors including, but not limited to:

•	fluctuation in demand for our products;

•	the timing and amount of sales of our products;

•	changes in customer requirements, including delays or order cancellations;

•	the introduction of new products by us or our competitors;

•	changes in the price or availability of components for our products;

•	the timing of revenue recognition and deferred revenue;

•	readiness of customer sites for installation;

•	changes in our pricing policies or the pricing policies of our competitors;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	manufacturing and shipment delays;

•	the timing and amount of employer payroll tax to be paid on employee gains on stock options exercised;

•	changes in accounting rules, such as the requirement to record stock-based compensation expense for employee stock option grants made at fair market value; and

•	general economic conditions as well as those specific to the telecommunications, optical networking and related industries.

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

ENVIRONMENTAL COSTS COULD HARM OUR OPERATING RESULTS.

We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union member countries. For example, the European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”). RoHS prohibits the use of certain substances, including lead, in certain products, including hard disk drives, put on the market after July 1, 2006. Similar legislation may be enacted in other locations where we sell our products. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our component suppliers also comply on a timely basis with such laws and regulations. If we are not in compliance with such legislation, our customers may refuse to purchase our products, which would have a materially adverse effect on our business, financial condition and results of operations.

We could incur substantial costs in connection with our compliance with such environmental laws and regulations, and we could also be subject to governmental fines and liability to our customers if we were found to be in violation of these laws. If we have to make significant capital expenditures to comply with environmental laws, or if we are subject to significant capital expenses in connection with a violation of these laws, our financial condition or operating results could suffer.

OUR BUSINESS IS SUBJECT TO RISKS FROM INTERNATIONAL OPERATIONS.

International sales represented 63% of total revenue for the year ended July 31, 2005 and we have a substantial international customer base. We are subject to foreign exchange translation risk to the extent that our revenue is denominated in currencies other than the U.S. dollar. Doing business internationally requires significant management attention and financial resources to successfully develop direct and indirect sales channels and to support customers in international markets. We may not be able to maintain or expand international market demand for our products.

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

WE FACE CERTAIN LITIGATION RISKS.

We are the defendant in a class action securities lawsuit and a party to other litigation and claims in the normal course of our business. Litigation is by its nature uncertain and there can be no assurance that the ultimate resolution of such claims will not exceed the amounts accrued for such claims, if any. Litigation can be expensive, lengthy, and disruptive to normal business operations. An unfavorable resolution of a legal matter could have a material adverse affect on our business, operating results, or financial condition. For additional information regarding certain lawsuits and other disputes in which we are involved, see Part I, Item 3—“Legal Proceedings”.

THE FINDINGS OF THE INDEPENDENT INVESTIGATION AND THE RESULTING RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS MAY RESULT IN SHAREHOLDER LITIGATION AND FORMAL INQUIRIES OR OTHER ACTIONS BY GOVERNMENT AGENCIES.

The independent investigation conducted under the direction of the Audit Committee of our Board of Directors has been completed and the necessary adjustments have been made in our restatements. Possible issues could arise in connection with the restatements including shareholder litigation or formal inquiries or other actions by government agencies. Such litigation or inquiries may result in considerable legal expenses, may require the utilization of significant time and resources and may adversely affect our business and the results of operations and financial condition, including the price of our common stock. The Securities and Exchange Commission has requested, and the Company has agreed, to voluntarily provide documentation gathered or created during the independent investigation. There can be no assurances as to what, if any, further action may be taken with respect to this matter by the Securities and Exchange Commission or other government agencies or what effect such actions may have on the Company.

IF WE DO NOT MAINTAIN OUR COMPLIANCE WITH THE REQUIREMENTS OF THE NASDAQ NATIONAL MARKET, OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET AND TRANSFERRED TO THE NATIONAL QUOTATION SERVICE BUREAU, OR “PINK SHEETS”, WHICH MAY, AMONG OTHER THINGS, REDUCE THE PRICE OF OUR COMMON STOCK AND THE LEVELS OF LIQUIDITY AVAILABLE TO OUR STOCKHOLDERS.

On June 7, 2005 the Company announced an independent investigation being conducted under the direction of the Audit Committee of its Board of Directors. The investigation findings related to certain stock options granted during the calendar years 1999 to 2001 that were erroneously accounted for under GAAP. On June 10, 2005, we filed a Form 12b-25 stating that we would not be able to file our Form 10-Q on a timely basis for the quarter ended April 30, 2005. On June 16, 2005, we received notice from Nasdaq stating that we were not in compliance with Nasdaq’s Marketplace Rule 4310(c)(14), and thus our securities were subject to delisting because we had not yet filed our Report on Form 10-Q for the quarter ended April 30, 2005. We appealed this determination, and requested a hearing with a Nasdaq Listings Qualifications Panel (“Panel”). On August 12,

2005, the Company was notified that the Panel had granted the Company’s request for continued listing of the Company’s securities on The Nasdaq National Market subject to the Company filing its Form 10-Q for the period ended April 30, 2005 with the Securities and Exchange Commission on or before September 23, 2005. On September 19, 2005 we filed our Report of Form 10-Q for the period ended April 30, 2005. On September 21, 2005, the Nasdaq notified us that we were in compliance with all Nasdaq’s Marketplace Rules.

If we do not maintain compliance with all requirements for continued listing on Nasdaq, then our securities may be delisted from Nasdaq. If our securities are delisted from Nasdaq, they would subsequently trade on the Pink Sheets. The trading of our common stock on the Pink Sheets may reduce the price of the Company’s common stock and the levels of liquidity available to its stockholders. In addition, the trading of the Company’s common stock on the Pink Sheets will materially adversely affect its access to the capital markets, and the limited liquidity and potentially reduced price of its common stock could materially adversely affect its ability to raise capital through alternative financing sources on terms acceptable to the Company or at all. Stocks that trade on the Pink Sheets are no longer eligible for margin loans, and a company trading on the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If the Company is delisted in the future from the Nasdaq National Market and transferred to the Pink Sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees and the loss of institutional investor interest in our company.

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

RECENTLY ENACTED AND PROPOSED CHANGES IN SECURITIES LAWS AND REGULATIONS WILL INCREASE OUR COSTS.

The Sarbanes-Oxley Act, which became law in July 2002, and rules subsequently implemented by the SEC and the Nasdaq National Market have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our annual legal and financial compliance costs, have made some activities more time-consuming and costly, and could expose us to additional liability. In our fiscal year ended July 31, 2005, we incurred approximately $0.7 million in Sarbanes-Oxley related expenses. In addition, these rules and regulations may make retention and recruitment of qualified persons to serve on our board of directors or executive management more difficult. We continue to evaluate and monitor regulatory and legislative developments and cannot reliably estimate the timing or magnitude of all costs we may incur as a result of the Sarbanes-Oxley Act or other related legislation or regulation.

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

OUR EARNINGS MAY BE IMPACTED BY THE NEW ACCOUNTING PRONOUNCEMENTS REQUIRING THE EXPENSING OF EQUITY INSTRUMENTS ISSUED TO EMPLOYEES.

We currently account for the issuance of stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The FASB has issued SFAS 123R, “Share-Based Payment” that changes the accounting treatment for grants of options, sale of shares under our employee stock purchase plan and other equity instruments issued to employees. The provisions of SFAS 123R will require companies to record a charge to earnings for employee stock option grants and other equity incentives at the beginning of the first annual period beginning after June 15, 2005. SFAS 123R will be effective for our first quarter of fiscal 2006 and thereafter. Management has determined that this revised standard, is likely to materially impact the Company’s results of operations in the first quarter of fiscal 2006 and thereafter.

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE.

Historically, the market for technology stocks has been extremely volatile. Our common stock has experienced, and may continue to experience, substantial price volatility. The occurrence of any one or more of the factors noted above could cause the market price of our common stock to fluctuate significantly. In addition, the following factors could cause the market price of our common stock to fluctuate significantly:

•	loss of a major customer;

•	significant changes or slowdowns in the funding and spending patterns of our current and prospective customers;

•	the addition or departure of key personnel;

•	variations in our quarterly operating results;

•	announcements by us or our competitors of significant contracts, new products or product enhancements;

•	failure by us to meet product milestones;

•	acquisitions, distribution partnerships, joint ventures or capital commitments;

•	regulatory changes in telecommunications;

•	variations between our actual results and the published expectations of securities analysts;

•	changes in financial estimates by securities analysts;

•	sales of our common stock or other securities in the future;

•	changes in market valuations of networking and telecommunications companies;

•	fluctuations in stock market prices and volumes and;

•	announcements or implementation of a stock buyback or cash distribution.

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

As of July 31, 2005, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 35% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at July 31, 2005, the fair value of the portfolio would decline by approximately $0.8 million. Depending on the outcome of our review of strategic and financial alternatives, we may not hold our investments to maturity and as a result, may realize a gain or loss.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business includes sales globally, with international revenue representing 63% of total revenue in fiscal 2005. To the extent that international sales represent a significant portion of our revenue, fluctuations in foreign currencies may have an impact on our financial results. To date the impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Sycamore Networks, Inc.:

We have completed an integrated audit of Sycamore Networks, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of July 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder’s equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Sycamore Networks, Inc. and its subsidiaries at July 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal Control over Financial Reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of July 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

October 11, 2005

SYCAMORE NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	July 31, 2005	July 31, 2004
A S S E T S
Current assets:
Cash and cash equivalents	$508,281	$45,430
Short-term investments	446,258	482,274
Accounts receivable, net of allowance for doubtful accounts of $4,132 at July 31, 2005 and July 31, 2004	8,384	10,605
Inventories	5,445	4,294
Prepaids and other current assets	3,812	3,611

Total current assets	972,180	546,214
Property and equipment, net	8,437	9,419
Long-term investments	496	433,621
Other assets	950	1,664

Total assets	$982,063	$990,918

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$2,144	$5,602
Accrued compensation	3,640	2,071
Accrued warranty	1,654	2,017
Accrued expenses	4,209	3,077
Accrued restructuring costs	8,455	12,005
Reserve for contingencies	10,282	—
Deferred revenue	8,700	7,226
Other current liabilities	1,850	2,554

Total current liabilities	40,934	34,552
Long term deferred revenue	1,584	926

Total liabilities	42,518	35,478

Commitments and contingencies (Notes 5 and 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized, none issued and outstanding at July 31, 2005 and July 31, 2004	—	—
Common stock, $.001 par value; 2,500,000 shares authorized, 276,046 and 273,887 shares issued at July 31, 2005 and July 31, 2004, respectively	276	274
Additional paid-in capital	1,780,243	1,774,214
Accumulated deficit	(838,533)	(814,744)
Deferred compensation	(35)	(1,560)
Accumulated other comprehensive income (loss)	(2,406)	(2,744)

Total stockholders’ equity	939,545	955,440

Total liabilities and stockholders’ equity	$982,063	$990,918

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended July 31,
	2005	2004	2003
Revenue
Product	$49,922	$32,729	$26,166
Service	15,512	11,818	12,110

Total revenue	65,434	44,547	38,276

Cost of revenue
Product	25,564	20,264	21,155
Service	8,041	8,144	12,537
Stock-based compensation:
Product	160	335	808
Service	172	490	736

Total cost of revenue	33,937	29,233	35,236

Gross profit	31,497	15,314	3,040
Operating expenses:
Research and development	42,659	45,692	52,438
Sales and marketing	11,825	18,108	19,763
General and administrative	9,160	7,366	7,239
Stock-based compensation:
Research and development	822	2,764	2,995
Sales and marketing	120	1,035	1,742
General and administrative	324	1,081	2,583
Reserve for contingencies	10,282	—	—
Restructuring charges and related asset impairments	679	—	(4,447)

Total operating expenses	75,871	76,046	82,313

Loss from operations	(44,374)	(60,732)	(79,273)
Interest and other income, net	20,648	15,890	23,342

Loss before income taxes	(23,726)	(44,842)	(55,931)
Income tax expense	63	—	—

Net loss	$(23,789)	$(44,842)	$(55,931)

Basic and diluted net loss per share	$(0.09)	$(0.17)	$(0.21)
Shares used in per-share calculation—basic and diluted	275,023	272,123	265,702

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, July 31, 2002	273,681	$274	$1,767,231	$(713,971)	$(19,410)	1,933	$(158)	$4,557	$1,038,523

Net loss	—	—	—	(55,931)	—	—	—	—	(55,931)
Unrealized loss on investments	—	—	—	—	—	—	—	(2,765)	(2,765)

Total comprehensive loss									(58,696)
Treasury stock purchases	—	—	—	—	—	1,861	(163)	—	(163)
Treasury stock retirements	(2,861)	(3)	(243)	—	—	(2,861)	246	—	—
Issuance of common stock under employee and director stock plans	1,279	1	3,460	—	—	(786)	64	—	3,525
Stock-based compensation expense	—	—	525	—	8,339	—	—	—	8,864
Adjustments to deferred compensation for terminated employees	—	—	(3,919)	—	3,919	—	—	—	—
Compensation expense relating to stock option acceleration	—	—	462	—	—	—	—	—	462

Balance, July 31, 2003	272,099	272	1,767,516	(769,902)	(7,152)	147	(11)	1,792	992,515

Net loss	—	—	—	(44,842)	—	—	—	—	(44,842)
Unrealized loss on investments	—	—	—	—	—	—	—	(4,536)	(4,536)

Total comprehensive loss									(49,378)
Treasury stock purchases	—	—	—	—	—	289	(25)	—	(25)
Treasury stock retirements	(436)	—	(36)	—	—	(436)	36	—	—
Issuance of common stock under employee and director stock plans	2,224	2	6,621	—	—	—	—	—	6,623
Stock-based compensation expense	—	—	514	—	5,191	—	—	—	5,705
Adjustments to deferred compensation for terminated employees	—	—	(401)	—	401	—	—	—	—

Balance, July 31, 2004	273,887	274	1,774,214	(814,744)	(1,560)	—	—	(2,744)	955,440

Net loss	—	—	—	(23,789)	—	—	—	—	(23,789)
Unrealized gain on investments	—	—	—	—	—	—	—	338	338

Total comprehensive loss	—	—	—	—	—	—	—	—	(23,451)
Treasury stock purchases	—	—	—	—	—	14	—	—	—
Treasury stock retirements	(14)	—	—	—	—	(14)	—	—	—
Issuance of common stock under employee and director stock plans	2,173	2	5,956	—	—	—	—	—	5,958
Stock-based compensation expense	—	—	146	—	1,452	—	—	—	1,598
Adjustments to deferred compensation for terminated employees	—	—	(73)	—	73	—	—	—	—

Balance, July 31, 2005	276,046	$276	$1,780,243	$(838,533)	$(35)	—	$—	$(2,406)	$939,545

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended July 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(23,789)	$(44,842)	$(55,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,408	9,618	21,114
Restructuring charges and related asset impairments	169	—	1,000
Stock-based compensation	1,598	5,705	8,864
Provision for doubtful accounts	—	(52)	(500)
Changes in operating assets and liabilities:
Accounts receivable	2,221	216	7,918
Inventories	(1,151)	823	7,823
Prepaids and other current assets	611	69	(233)
Deferred revenue	2,132	5,475	(2,301)
Accounts payable	(3,458)	2,127	(2,629)
Accrued expenses and other liabilities	11,916	(5,156)	(5,928)
Accrued restructuring costs	(3,550)	(7,081)	(28,619)

Net cash used in operating activities	(8,893)	(33,098)	(49,422)

Cash flows from investing activities:
Purchases of property and equipment	(3,587)	(4,448)	(4,007)
Purchases of investments	(215,361)	(896,609)	(566,671)
Maturities of investments	684,840	774,040	679,875
Decrease in other assets	714	1,226	4,870

Net cash provided by (used in) investing activities	466,606	(125,791)	114,067

Cash flows from financing activities:
Proceeds from issuance of common stock, net	5,138	6,623	3,525
Purchase of treasury stock	—	(25)	(163)

Net cash provided by financing activities	5,138	6,598	3,362

Net increase (decrease) in cash and cash equivalents	462,851	(152,291)	68,007
Cash and cash equivalents, beginning of period	45,430	197,721	129,714

Cash and cash equivalents, end of period	$508,281	$45,430	$197,721

Supplemental cash flow information:
Cash paid for interest	—	—	—
Cash paid for income taxes	—	—	—

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

2. Summary of Significant Accounting Policies:

The accompanying financial statements of the Company reflect the application of certain significant accounting policies as described below. The Company considers the following to be its most critical accounting policies and estimates: revenue recognition, allowance for doubtful accounts, warranty obligations, inventory allowance, restructuring liabilities and asset impairments and reserve for contingencies. The Company believes these accounting policies are critical because changes in such estimates can materially affect the amount of the Company’s reported net income or loss. See detailed discussion under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of July 31, 2005 and 2004, investments consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
July 31, 2005:
Government securities	$428,339	$—	$(2,374)	$425,965
Commercial paper	20,821	—	(32)	20,789

Total	$449,160	$—	$(2,406)	$446,754

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
July 31, 2004:
Certificates of deposit	$30,331	$3	$(23)	$30,311
Commercial paper	330,773	71	(212)	330,632
Government securities	557,535	28	(2,611)	554,952

Total	$918,639	$102	$(2,846)	$915,895

At July 31, 2005, contractual maturities of the Company’s investment securities were as follows (in thousands):

	Amortized Cost	Fair Market Value
Less than one year	$448,663	$446,258
Due in one to three years	497	496

Total	$449,160	$446,754

At July 31, 2004, substantially all of the gross unrealized losses on investments had been in a continuous unrealized loss position for less than 12 months. The following tables provide the breakdown of the investments with unrealized losses at July 31, 2005 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government securities	$170,379	$(275)	$255,585	$(2,099)	$425,964	$(2,374)
Commercial paper	13,650	(1)	7,140	(31)	20,790	(32)

Total	$184,029	$(276)	$262,725	$(2,130)	$446,754	$(2,406)

The Company also has certain investments in non-publicly traded companies for the promotion of business and strategic objectives. These investments are included in other long-term assets in the Company’s balance sheet and are generally carried at cost less appropriate reductions or impairments charges. As of July 31, 2005 and 2004, $0.4 million and $0.4 million of these investments are included in other long-term assets, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to

Employees” (“APB 25”) and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

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

The Company is required under SFAS 123 to disclose pro forma information regarding the stock awards made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per share data):

	Year Ended July 31,
	2005	2004	2003
Net loss:
As reported	$(23,789)	$(44,842)	$(55,931)
Stock-based compensation expense included in reported net loss under APB 25	1,598	5,705	8,864
Stock-based compensation expense that would have been included in reported net loss if the fair value provisions of SFAS 123 had been applied to all awards	(56,140)	(132,977)	(159,863)

Pro forma	$(78,331)	$(172,114)	$(206,930)

Basic and diluted net loss per share:
As reported	$(0.09)	$(0.17)	$(0.21)
Pro forma	$(0.28)	$(0.63)	$(0.78)

The fair value of these stock awards at the date of grant was estimated using the Black-Scholes model with the following assumptions:

	Year Ended July 31,
	2005	2004	2003
Risk free interest rate	3.8%	3.0%	2.2%
Dividend yield	0%	0%	0%
Expected volatility	78%	93%	96%
Expected life	5.0 years	3.2 years	3.9 years

The assumptions used for awards under the Company’s Employee Stock Purchase Plan were the same as those listed above, except that an expected life of 0.5 years was used for each period. The weighted average grant date fair value of stock awards granted during the years ended July 31, 2005, 2004 and 2003 was $2.99, $2.92 and $2.19 per share, respectively. For purposes of the pro forma information, the estimated fair values of the employee stock options are amortized to expense using the straight-line method over the vesting period. The pro forma effect of applying SFAS No. 123 for the periods presented is not necessarily representative of the pro forma effect to be expected in future years.

The weighted average exercise prices for options granted at fair value were $3.77, $3.80 and $3.37 for fiscal 2005, 2004 and 2003, respectively. The weighted average fair values for options granted at fair value were $2.67, $2.34 and $2.19 for fiscal 2005, 2004 and 2003, respectively. No options were granted below fair value in fiscal 2005 and 2004. The weighted average fair value of options granted below fair value in fiscal 2003 was $2.21.

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

Concentrations and Significant Customer Information

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, investments and accounts receivable. The Company invests its excess cash primarily in deposits with commercial banks, high-quality corporate securities and U.S. government securities. For the year ended July 31, 2005, four customers accounted for 36%, 24%, 12% and 11% of the Company’s revenue. For the year ended July 31, 2004, GIG-BE revenue accounted for 41% and three international customers accounted for 27%, 13% and 13% of the Company’s revenue. For the year ended July 31, 2003, three international customers accounted for 43%, 22% and 14% of the Company’s revenue. The Company generally does not require collateral for sales to customers, and the Company’s accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At July 31, 2005 more than 99% of the Company’s accounts receivable balance was attributable to four customers. At July 31, 2004, more than 80% of the Company’s accounts receivable balance was attributable to two customers.

Many emerging service providers, from which the Company had derived a large percentage of its revenue through fiscal 2001, have experienced severe financial difficulties, causing them to dramatically reduce their capital expenditures, and in some cases, file for bankruptcy protection. As a result, the Company has directed its sales efforts towards incumbent service providers, which typically have longer sales evaluation cycles than emerging service providers. The Company expects that its revenue and related accounts receivable balances will continue to be concentrated among a relatively small number of customers.

Certain components and parts used in the Company’s products are procured from a single source. The Company generally obtains parts from one vendor only, even where multiple sources are available, to maintain quality control and enhance working relationships with suppliers. These purchases are made under purchase orders. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby adversely affect the Company’s revenue and results of operations.

Allowance for Doubtful Accounts

The Company evaluates its outstanding accounts receivable balances on an ongoing basis to determine whether an allowance for doubtful accounts should be recorded. Activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	Year Ended July 31,
	2005	2004	2003
Beginning balance	$4,132	$4,184	$4,684
Additions (credits) charged to expenses	—	(52)	(500)

Ending balance	$4,132	$4,132	$4,184

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended July 31,
	2005	2004	2003
Numerator:
Net loss	$(23,789)	$(44,842)	$(55,931)
Denominator:
Weighted-average shares of common stock outstanding	275,081	272,881	271,602
Weighted-average shares subject to repurchase	(58)	(758)	(5,900)

Shares used in per-share calculation—basic	275,023	272,123	265,702

Weighted-average shares of common stock outstanding	275,023	272,123	265,702
Weighted common stock equivalents	—	—	—

Shares used in per-share calculation—diluted	275,023	272,123	265,702

Net loss per share:
Basic	$(0.09)	$(0.17)	$(0.21)

Diluted	$(0.09)	$(0.17)	$(0.21)

Options to purchase 26.7 million, 30.8 million and 30.2 million shares of common stock at average exercise prices of $6.98, $6.95 and $7.44 have not been included in the computation of diluted net income (loss) per share for the years ended July 31, 2005, 2004 and 2003, respectively, as their effect would have been anti-dilutive. Warrants to purchase 150,000 shares of common stock at an exercise price of $11.69 have not been included in the computation of diluted net loss per share for the year ended July 31, 2003, as their effect would have been anti-dilutive. These warrants expired unexercised during the year ended July 31, 2003.

Segment Information

The Company has determined that it conducts its operations in one business segment. For the year ended July 31, 2005, the geographical distribution of revenue was as follows: United States—40%, England—33%, Japan—9% and all other countries—18%. For the year ended July 31, 2004, the geographical distribution of revenue was as follows: United States—41%, England—21%, France—13%, Japan—13% and all other countries—12%. For the year ended July 31, 2003, the geographical distribution of revenue was as follows: United States—9%, England—44%, France—22%, Japan—15% and all other countries—10%. Long-lived assets consist entirely of property and equipment and are principally located in the United States for all periods presented.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment (“SFAS 123R”)”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard is effective for public companies at the beginning of the first annual period beginning after June 15, 2005 and companies may elect to use either the modified-prospective or modified-retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123, except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) to assist preparers by simplifying some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management’s Discussion of and Analysis and several other issues. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123R. Effective August 1, 2005, the Company adopted SFAS 123R utilizing the “modified prospective” method. The Company expects the adoption of SFAS 123R to have a material impact on net income and net income per share and is currently in the process of evaluating the extent of such impact. However, the pro forma disclosures above approximate what would have been the impact of applying SFAS 123R to the historical periods presented.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 provides guidance on the accounting for, and reporting of, a change in accounting principle, in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of FAS 154 will have a material effect on our financial position or our results of operations.

3. Inventories

Inventories consisted of the following at July 31, 2005 and 2004 (in thousands):

	2005	2004
Raw materials	$889	$702
Work in process	1,221	1,405
Finished goods	3,335	2,187

Total	$5,445	$4,294

4. Property and Equipment

Property and equipment consisted of the following at July 31, 2005 and 2004 (in thousands):

	2005	2004
Computer software and equipment	$65,994	$63,300
Land	3,000	3,000
Furniture and office equipment	1,443	1,443
Leasehold improvements	2,866	2,834

	73,303	70,577
Less accumulated depreciation	(64,866)	(61,158)

Total	$8,437	$9,419

Depreciation expense was $4.4 million, $9.6 million and $21.1 million for the years ended July 31, 2005, 2004 and 2003, respectively.

The Company owns approximately 102 acres of land in Tyngsborough, Massachusetts, which is currently for sale.

5. Lease Commitments

Operating Leases

Rent expense under operating leases was $2.5 million, $2.5 million and $2.3 million for the years ended July 31, 2005, 2004 and 2003, respectively. At July 31, 2005, future minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

2006	$6,910
2007	3,154
2008	—

Total future minimum lease payments	$10,064

The amounts shown above include future lease payments relating to excess facilities for which the Company has abandoned and recorded charges for lease terminations and non-cancelable lease costs as part of its restructuring programs (Note 10). At July 31, 2005, $7.6 million is included as part of the restructuring liability relating to these facilities.

6. Income Taxes

Substantially all of the loss before income taxes as shown in the Consolidated Statement of Operations for the years ended July 31, 2005, 2004 and 2003 is derived in the United States.

During the years ended July 31, 2005, 2004 and 2003, due to the Company’s cumulative taxable losses, the net losses incurred during each period and the inability to carryback these losses, the Company has not recorded a current tax benefit for the net operating losses.

A reconciliation between the statutory federal income tax rate and the Company’s effective tax is as follows (in thousands):

	July 31,
	2005	2004	2003
Statutory federal income tax (benefit)	$(8,305)	$(15,695)	$(19,576)
State taxes, net of federal benefit	(712)	(1,283)	(1,630)
Non-deductible stock compensation	560	1,796	1,963
Valuation allowance	9,726	18,419	19,871
Other	(1,206)	(3,237)	(628)

Tax expense	$63	$—	$—

The significant components of the Company’s net deferred tax assets as of July 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss and credit carryforwards	$294,460	$285,059
Restructuring and related accruals	10,224	11,050
Capital loss	6,917	6,917
Accruals	6,942	3,346
Depreciation	4,685	7,530
Other, net	3,097	2,698

Total net deferred tax assets	326,325	316,600
Valuation allowance	(326,325)	(316,600)

Net deferred tax assets	$—	$—

The Company recorded increases to the valuation allowance of $9.7 million and $18.4 million for the years ended July 31, 2005 and 2004, respectively, to offset the increase in the net deferred tax assets, since the Company believes it is more likely than not that the net deferred tax assets will not be realized.

The Company had federal and state tax net operating loss carryforwards at July 31, 2005 of approximately $783.2 million and $161.9 million, respectively. The federal and state tax loss carryforwards will begin to expire in 2018 and 2005, respectively. Included in the net operating loss carryforwards are stock option deductions of approximately $49.6 million. The benefits of these stock option deductions approximate $17.3 million and will be credited to additional paid-in capital when realized or recognized. The Company also has federal and state research tax credit carryforwards of approximately $9.5 million and $4.9 million respectively, which will begin to expire in 2019 and 2014, respectively. Under provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership over a three year period may significantly limit the amount of the net operating loss carryforwards and research and development credit carryforwards, which can be utilized each year in future periods to offset taxable income.

7. Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors (the “Board”) has the authority to issue up to 5,000,000 shares of preferred stock without stockholder approval in one or more series and to fix the rights, preferences, privileges and restrictions of ownership. No shares of preferred stock were outstanding at July 31, 2005 or July 31, 2004.

Common Stock

The Company is authorized to issue up to 2,500,000,000 shares of its common stock. The holders of the common stock are entitled to one vote for each share held. The Board may declare dividends from legally available funds, subject to any preferential dividend rights of any outstanding preferred stock and restrictions under the Company’s loan agreements, if any. Holders of the common stock are entitled to receive all assets available for distribution on the dissolution or liquidation of the Company, subject to any preferential rights of any outstanding preferred stock.

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

Stock Incentive Plans

The Company currently has three primary stock incentive plans: the 1998 Stock Incentive Plan (the “1998 Plan”), the 1999 Stock Incentive Plan (the “1999 Plan”) and the Sirocco 1998 Stock Option Plan (the “Sirocco 1998 Plan”). A total of 133,934,980 shares of common stock have been reserved for issuance under these plans. The 1999 Plan is the only one of the three primary plans under which new awards are currently being issued. The total amount of shares that may be issued under the 1999 Plan is the remaining shares to be issued under the 1998 Plan, plus 25,000,000 shares, plus an annual increase equal to the lesser of (i) 18,000,000 shares, (ii) 5% of the outstanding shares on August 1 of each year, or (iii) a lesser number as determined by the Board. The plans provide for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors, consultants and advisors of the Company. No participant may receive any award, or combination of awards, for more than 1,500,000 shares in any calendar year. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant. The Board determines the term of each option, the option exercise price, and the vesting terms. Stock options generally expire ten years from the date of grant and vest over three to five years.

All employees who have been granted options by the Company under the 1998 and 1999 Plans are eligible to elect immediate exercise of all such options. However, shares obtained by employees who elect to exercise prior to the original option vesting schedule are subject to the Company’s right of repurchase, at the option exercise price, in the event of termination. The Company’s repurchase rights lapse at the same rate as the shares would have become vested under the original vesting schedule. As of July 31, 2005, there were no shares related to immediate option exercises subject to repurchase by the Company through fiscal 2006.

Restricted Stock

Restricted stock may be issued to employees, officers, directors, consultants, and other advisors. Shares acquired pursuant to a restricted stock agreement are subject to a right of repurchase by the Company which lapses as the restricted stock vests. In the event of termination of services, the Company has the right to repurchase unvested shares at the original issuance price. The vesting period is generally four to five years. The Company issued no shares of restricted stock during the years ended July 31, 2005, 2004 and 2003.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan under which a total of 2,250,000 shares of common stock have been reserved for issuance. Eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. Participation is limited to 10% of an employee’s eligible compensation not to exceed amounts allowed by the Internal Revenue Code. On August 1 of each year, the aggregate number of common shares available for purchase under the Employee Stock Purchase Plan is automatically increased by the number of common shares necessary to cause the number of common shares available for purchase to be 2,250,000. During the years ended July 31, 2005, 2004 and 2003, 578,333, 641,520 and 869,370 shares of common stock were issued under the plan, respectively. Effective May 1, 2005, the Company terminated the Employee Stock Purchase Plan.

Non-Employee Director Option Plan

The Company has a Non-Employee Director Option Plan (“the Director Plan”) under which a total of 1,980,000 shares of common stock have been reserved for issuance. As of August 1 of each year, the aggregate number of common shares available for the grant of options under the Director Plan is automatically increased by the number of common shares necessary to cause the total number of common shares available for grant to be 1,500,000. Each non-employee director is granted an option to purchase 90,000 shares which vests over three years upon their initial appointment as a director, and immediately following each annual meeting of stockholders, each non-employee director is automatically granted an option to purchase 30,000 shares which vests in one year. The Company granted 120,000, 120,000 and 210,000 options under the Director Plan during the years ended July 31, 2005, 2004 and 2003, respectively. At July 31, 2005, 1,380,000 shares were available for grant under the Director Plan.

Deferred Stock Compensation

In connection with the grant of certain stock options and restricted shares to employees through the year ended July 31, 2001, the Company recorded deferred stock compensation equal to the difference between the deemed fair market value of the common stock on the date of grant and the exercise price. Deferred compensation related to options and restricted shares which vest over time is recorded as a component of stockholders’ equity and is amortized over the vesting periods of the related options and restricted shares. During the years ended July 31, 2005, 2004 and 2003, the Company recorded stock-based compensation expense relating to these options and restricted shares totaling $1.6 million, $5.7 million and $8.8 million, respectively. During the years ended July 31, 2005, 2004 and 2003, the Company reversed deferred stock compensation of $0.1 million, $0.4 million and $3.9 million, respectively, relating to former employees that had terminated prior to vesting in the stock options and restricted shares.

Non-Employee Stock Compensation

During the years ended July 31, 2004 and 2003, the Company granted 6,000 and 18,000 shares of fully vested non-forfeitable common stock awards to non-employees, respectively, and recognized compensation expense of $22,500 and $40,000, respectively. The fair value of each stock option was estimated using the Black-Scholes option-pricing model with the following assumptions for the years ended July 31, 2004 and 2003, respectively: weighted-average risk free interest rates of 3.2% and 3.0%, weighted-average expected option life of 5.0 and 3.8 years, no dividend yield and 98% and 100% volatility.

Stock Option Activity

Stock option activity under all of the Company’s stock plans during the three years ended July 31, 2005 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at July 31, 2003	30,188,328	$7.44

Options granted	4,191,700	3.80
Options exercised	(1,582,635)	3.00
Options canceled	(1,950,921)	11.04

Outstanding at July 31, 2004	30,846,472	$6.95

Options granted	1,626,500	3.77
Options exercised	(1,595,084)	2.65
Options canceled	(4,192,193)	7.15

Outstanding at July 31, 2005	26,685,695	$6.98

The following table summarizes information about stock options outstanding at July 31, 2005:

	Options Outstanding			Vested Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.11–$ 3.34	8,616,085	6.3	$2.94	7,764,005	$2.95
$ 3.37–$ 4.59	7,755,567	8.2	$3.80	3,685,107	$3.86
$ 4.60–$ 4.89	5,343,495	6.4	$4.88	5,323,991	$4.88
$ 4.91–$ 12.67	3,975,323	5.0	$9.44	3,900,023	$9.50
$15.63–$154.00	995,225	5.0	$68.08	956,412	$69.39

$ 0.11–$154.00	26,685,695	6.6	$6.98	21,629,538	$7.70

At July 31, 2004 and 2003, approximately 20.6 million and 14.6 million outstanding options were vested and exercisable, respectively. The weighted average exercise prices for vested and exercisable outstanding options were $7.96 and $9.08 at July 31, 2004 and 2003, respectively.

Treasury Stock

At July 31, 2003, the Company held 147,000 shares of treasury stock, recorded at the acquisition cost of $11,000. Treasury stock relates to the repurchase upon employee terminations of unvested shares of restricted stock and options exercised prior to vesting. The shares of treasury stock held are either retired or reissued upon the exercise of options or the issuance of other stock-based equity awards. During the years ended July 31, 2005 and 2004, the Company retired 14,000 shares and 436,000 shares of treasury stock at its acquisition cost of approximately $0 and $36,000.

8. Employee Benefit Plan

The Company sponsors a defined contribution plan covering substantially all of its employees which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. The Company made matching contributions of $0.4 million, $0.5 million and $0.5 million to the plan during fiscal 2005, 2004 and 2003, respectively.

9. Related Party Transactions

In July 2000, the Company and the Chairman of the Company’s Board of Directors (the “Chairman”), entered into an Investor Agreement with Tejas Networks India Private Limited, a private company incorporated in India (“Tejas”), pursuant to which the Company and the Chairman each invested $2.2 million in Tejas in exchange for equity shares of Tejas. The Chairman also serves as the Chairman of the Board of Directors of Tejas. An executive officer of the Company also attends meetings of the Board of Directors of Tejas for the sole purpose of representing the Company’s business interests, if any. The Company has entered into various agreements with Tejas under which the Company has licensed certain proprietary software development tools to Tejas, and Tejas will assist the Company’s business development efforts in India and also provide maintenance and other services to the Company’s customers in India. During the years ended July 31, 2005 and 2003, the Company recognized revenue relating to transactions with Tejas of $0.1 million and $0.2 million, respectively. During the year ended July 31, 2004, the Company did not engage in any material transactions with Tejas.

10. Restructuring Charges and Related Asset Impairments

In early 2001, the telecommunications industry began a severe decline which had a significant impact on our business. In response to the telecommunications industry downturn and to reposition the Company to changing market requirements, we enacted four separate restructuring programs: the first in the third quarter of fiscal 2001 (the “fiscal 2001 restructuring”), the second in the first quarter of fiscal 2002 (the “first quarter fiscal 2002 restructuring”), the third in the fourth quarter of fiscal 2002 (the “fourth quarter fiscal 2002 restructuring”), and the fourth in the third quarter of fiscal 2005 (the “third quarter fiscal 2005 restructuring”). During fiscal 2002, as a result of the combined activity under all of the restructuring programs, the Company recorded a total net charge of $241.5 million, which was classified in the statement of operations as follows: cost of revenue—$91.7 million, operating expenses—$125.0 million, and non-operating expenses—$24.8 million. The originally recorded restructuring charges were subsequently reduced by credits totaling $14.6 million (cost of revenue—$10.8 million and operating expenses—$3.8 million). During fiscal 2003, due to various changes in estimates relating to the prior restructuring programs, the Company recorded a credit of $0.5 million classified as cost of revenue, and a net credit of $4.4 million classified as operating expenses. During the fourth quarter of fiscal 2004, the Company recorded a net charge of $0.3 million to operating expense resulting from changes in estimates relating to its restructuring programs. During fiscal 2005, due to changes in estimates relating to its restructuring programs, the Company recorded a net charge of $0.4 million to operating expense. In the event that other contingencies associated with the restructuring programs occur, or the estimates associated with the restructuring programs are revised, the Company may be required to record additional charges or credits against the reserves previously recorded for its restructuring programs.

As of July 31, 2005, the future restructuring cash payments of $8.5 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007, potential legal matters and contractual commitments associated with the restructuring programs.

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

Fourth Quarter Fiscal 2002 Restructuring:

The fourth quarter fiscal 2002 restructuring program included a workforce reduction of 225 employees, consolidation of excess facilities, and the restructuring of certain business functions to eliminate non-strategic products. This included discontinuing the development of the Company’s stand-alone transport products, including the SN 8000 Intelligent Optical Transport Node and the SN 10000 Intelligent Optical Transport System. As a result, the Company recorded restructuring charges and related asset impairments of $51.5 million classified as operating expenses. In addition, the Company recorded a charge of $2.1 million, classified as a non-operating expense, relating to impairments of investments in non-publicly traded companies that were determined to be other than temporary. The restructuring charges included $8.7 million of costs relating to the workforce reduction, $5.6 million for lease terminations and non-cancelable lease costs and $14.5 million relating to potential legal matters, contractual commitments, administrative expenses and professional fees related to the restructuring programs, including employment termination related claims. The restructuring charges also included $22.6 million of costs relating to asset impairments, which primarily included fixed assets that were disposed of, or abandoned, due to the rationalization of the Company’s product offerings and the consolidation of excess facilities. The fourth quarter fiscal 2002 restructuring program was substantially completed during the first half of fiscal 2003.

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

As of July 31, 2005, the future restructuring cash payments for the fiscal 2001, the first quarter fiscal 2002 and the fourth quarter fiscal 2002 restructuring programs of $8.4 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and certain other costs.

The restructuring charges and related asset impairments recorded in the fiscal 2001, the first quarter fiscal 2002 and the fourth quarter fiscal 2002 restructuring programs, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2004	Payments	Adjustments	Accrual Balance at July 31, 2005
Workforce reduction	$19,993	$1,816	$16,438	$1,739	$—	$—	$—	$—
Facility consolidations and certain other costs	61,750	9,786	33,637	6,322	12,005	3,976	(353)	8,382
Inventory and asset write-downs	315,373	210,149	94,420	10,804	—	—	—	—
Losses on investments	24,845	24,845	—	—	—	—	—	—

Total	$421,961	$246,596	$144,495	$18,865	$12,005	$3,976	$(353)	$8,382

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

As of July 31, 2005, the future restructuring cash payments of $0.1 million consist primarily of expenses related to the workforce reduction and contract termination costs which will be paid in the first quarter of fiscal 2006.

The restructuring charges for the third quarter fiscal 2005 restructuring plan and the reserve activity as of July 31, 2005 are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Accrual Balance at July 31, 2005
Workforce reduction	$445	$—	$412	$33
Contract termination costs	278	9	229	40

Total	$723	$9	$641	$73

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

On April 1, 2003, a complaint was filed against the Company in the United States Bankruptcy Court for the Southern District of New York by the creditors’ committee (the “Committee”) of 360networks (USA), inc. and 360networks services inc. (the “Debtors”). The Debtors are the subject of a Chapter 11 bankruptcy proceeding but are not plaintiffs in the complaint filed by the Committee. The complaint seeks recovery of alleged preferential payments in the amount of approximately $16.1 million, plus interest. The Committee alleges that the Debtors made the preferential payments under Section 547(b) of the Bankruptcy Code to the Company during the 90-day period prior to the Debtors’ bankruptcy filing. The Company believes that the claims against it are mostly without merit and has been defending against the complaint vigorously.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. On a quarterly basis, the Company reviews its commitments and contingencies to reflect the effect of ongoing negotiations, settlements, rulings, advice of counsel, and other information and events pertaining to a particular case. We are also subject to potential tax liabilities associated with ongoing tax audits by various tax authorities. As a result, during the third quarter of fiscal 2005, the Company accrued $10.3 million associated with contingencies related to claims, litigation and other disputes and tax matters. While we believe the amounts accrued are adequate, any subsequent change in our estimates will be recorded at such time the change is probable and estimable.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation assumed under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002 for those items that only require disclosure. As of July 31, 2005, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations and indemnifications for intellectual property infringement claims.

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

The following table summarizes the activity related to the product warranty liability (in thousands):

	Year Ended July 31,
	2005	2004
Beginning Balance	$2,017	$4,651
Adjustments relating to preexisting warranties	(430)	(2,100)
Accruals for warranties during the period	959	654
Settlements	(892)	(1,188)

Ending Balance	$1,654	$2,017

12. Selected Quarterly Financial Data (Unaudited)

	October 30, 2004	October 30, 2004	January 29, 2005	January 29, 2005	April 30, 2005	July 31, 2005
	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$14,215	$14,215	$14,892	$14,892	$17,848	$18,479
Cost of revenue	8,633	8,664	8,449	8,480	8,881	7,912

Gross profit	5,582	5,551	6,443	6,412	8,967	10,567

Operating expenses:
Research and development	11,672	11,672	11,217	11,217	10,676	9,094
Sales and marketing	3,144	3,144	3,011	3,011	2,630	3,040
General and administrative	2,248	2,248	1,932	1,932	2,013	2,967
Stock-based compensation	508	548	266	306	262	150
Reserve for contingencies	—	—	—	—	10,282	—
Restructuring charges related to asset impairments	—	—	—	—	679	—

Total operating expenses	17,572	17,612	16,426	16,466	26,542	15,251

Loss from operations	(11,990)	(12,061)	(9,983)	(10,054)	(17,575)	(4,684)
Interest and other income, net	4,198	4,198	4,672	4,672	5,595	6,183

Loss before income taxes	(7,792)	(7,863)	(5,311)	(5,382)	(11,980)	1,499
Income tax expense	—	—	—	—	—	63

Net loss	$(7,792)	$(7,863)	$(5,311)	$(5,382)	$(11,980)	$1,436

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.02)	$(0.02)	$(0.04)	$0.01

	October 25, 2003	January 24, 2004	April 24, 2004	July 31, 2004
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$8,441	$6,875	$14,718	$14,513
Cost of revenue	5,933	4,454	9,929	8,917

Gross profit	2,508	2,421	4,789	5,596

Operating expenses:
Research and development	11,298	11,751	11,257	11,386
Sales and marketing	4,411	4,345	4,896	4,456
General and administrative	1,968	1,482	1,642	2,274
Stock-based compensation	1,250	1,710	1,040	880

Total operating expenses	18,927	19,288	18,835	18,996

Loss from operations	(16,419)	(16,867)	(14,046)	(13,400)
Interest and other income, net	4,268	3,895	3,485	4,242

Loss before income taxes	(12,151)	(12,972)	(10,561)	(9,158)
Income tax expense	—	—	—	—

Net loss	$(12,151)	$(12,972)	$(10,561)	$(9,158)

Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.04)	$(0.03)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 31, 2005. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. These inherent limitations include the fact that there are resource constraints, and that the benefits of controls must be considered relative to their costs.

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

As discussed in our Form 10-Q for the period ended April 30, 2005, the Company determined that a material weakness in its internal control over financial reporting existed as of April 30, 2005. Specifically, as a result of the independent investigation into the Company’s stock option accounting practices, management determined that the Company did not maintain effective controls over the completeness and accuracy of its accounting for and monitoring of its non-cash stock-based accounting and related financial statement disclosures, including the validity of its recording of various stock option transactions. This control deficiency resulted in management’s failure to detect errors as a result of both deliberate and inadvertent actions by certain former employees with regard to stock option accounting and resulted in the restatement of the Company’s consolidated financial statements for the years ended July 31, 2004, 2003, 2002 and for the first and second quarters of the year ended July 31, 2005. In addition, the restatement will include the selected financial data for the years ended July 31, 2001 and 2000 and adjustments to the consolidated financial statements for the third quarter for the year ended July 31, 2005 prior to its issuance. Additionally, this control deficiency could result in a misstatement of non-cash stock-based compensation expense, additional paid-in capital, accumulated deficit and deferred compensation and financial statement disclosures related to stock options that could result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, the Company has determined that this control deficiency constituted a material weakness.

Therefore, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2005, our disclosure controls and procedures were not effective for the reasons described in the preceding paragraphs.

Remediation of Material Weakness in Internal Control over Financial Reporting

To address the findings of the independent investigation and the Company’s subsequent analysis which led to the determination of the existence of a material weakness in the Company’s internal control over financial reporting related to non-cash stock-based accounting, the Company implemented a series of remedial actions during the fourth quarter of fiscal year 2005, including a) an improved process to certify employee start dates, b) the stock administration group no longer having system administrator access to the Company’s stock option database, and c) a resolution of the Compensation Committee of the Board of Directors rescinding previously delegated power for executive officers to authorize broad based stock option grants. These actions were in addition to an organizational change that took effect in July 2003, in which the stock administration function was placed under the direct supervision of the corporate controller. In addition, as a result of the knowledge gained during the independent investigation and the Company’s preparation for the adoption of SFAS 123R, the Company implemented a more detailed and thorough review of the calculation of its pro forma stock-based compensation expense and related disclosures required under SFAS 123. Management has determined that these corrective actions, taken as a whole, have remediated the material weakness described above.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter, except as described above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management concluded that, as of July 31, 2005, our internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of July 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 41.

ITEM 9B.	OTHER INFORMATION

On July 5, 2005, we entered into Amendment No. 3 dated June 16, 2005, to the United States Reseller Agreement between Sycamore Networks, Inc. and Sprint Communications Company, L.P. Government Systems Division dated January 6, 2004 (the “Original Sprint Agreement”). This amendment primarily updates certain pricing terms to the Original Sprint Agreement. A copy of this amendment is attached as Exhibit 10.22 to this Annual Report on Form 10-K.

On June 8, 2005, we entered into Amendment No. 4 dated June 1, 2005, to the Original Sprint Agreement. This amendment primarily updates certain pricing terms to the Original Sprint Agreement. A copy of this amendment is attached as Exhibit 10.23 to this Annual Report on Form 10-K.

The following disclosures would otherwise have been filed during the first quarter of fiscal year 2006 on Form 8-K under the heading “Item 1.01. Entry into a Material Definitive Agreement”.

On October 7, 2005, the Compensation Committee of the Board of Directors of Sycamore Networks, Inc. approved fiscal year 2006 salaries for the following executive officers: Richard J. Gaynor, Chief Financial Officer, Vice President, Finance and Administration, Secretary and Treasurer, base salary of $235,000 and bonus of $115,000; Kevin J. Oye, Vice President, Systems and Technology, base salary of $225,000 and bonus of $110,000; John E. Dowling, Vice President, Operations, base salary of $180,000; Araldo Menegon, Vice President, Worldwide Sales and Support, base salary of $200,000 and bonus of $200,000; Alan R. Cormier, General Counsel, base salary of $200,000. No other terms of the employment arrangements for the executive officers have been modified. For further information see “Item 11. Executive Compensation” herein.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the heading “Executive Officers” in Part I hereof and set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on December 19, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2005, is incorporated herein by reference.

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

The information appearing under the heading “Executive Officers” in Part I hereof and set forth under the caption “Compensation and Other Information Concerning Executive Officers” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on December 19, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2005, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Information Concerning Executive Officers” appearing in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on December 19, 2005 which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2005, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Relationships and Related Transactions” appearing in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on December 19, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2005, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Principal Accounting Fees and Services” appearing in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on December 19, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2005, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The financial statements listed in the accompanying Index to Consolidated Financial Statements on page 41 are filed as part of this report.

 2. Financial Statement Schedules

None

 3. Exhibits

Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Company (3)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (6)

3.4	Amended and Restated By-Laws of the Company (3)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (3)(6)

*10.1	1998 Stock Incentive Plan, as amended (1)

*10.2	1999 Non-Employee Directors’ Option Plan (1)

*10.3	1999 Stock Incentive Plan, as amended (7)

*10.4	Form of Indemnification Agreement between Sycamore, the Directors of Sycamore Networks, Inc. and executive officers of Sycamore Networks, Inc. each dated November 17, 1999 (2)

*10.5	Form of Change in Control Agreement between Sycamore Networks, Inc. and executive officers of Sycamore Networks, Inc. each dated November 17, 1999 or August 5, 2002 (2)

10.6	Lease Agreement between Sycamore Networks, Inc. and Farley White Associates, LLC dated March 23, 2000 (4)

*10.7	Sirocco Systems, Inc. 1998 Stock Plan (5)

10.8	Lease dated as of October 27, 2000, between Sycamore Networks, Inc. and BCIA New England Holdings LLC for One Executive Drive, Chelmsford, Massachusetts (6)

+10.9	Manufacturing Services Agreement between Sycamore Networks, Inc. and Jabil Circuit, Inc. (7)

+10.10	Manufacturing Services Agreement between Sycamore Networks, Inc. and Plexus Services Corp. (8)

10.11	Lease Agreement between Sycamore Networks, Inc. and New Boston Mill Road Limited Partnership dated March 8, 2000 (3)

++10.12	Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint (9)

++10.13	Exhibit I dated February 25, 2004 to the Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint (10)

++10.14	Master Purchase Agreement for Technical Equipment and Related Services dated April 22, 2004 between Sycamore Networks, Inc. and Sprint/United Management Company, including Amendment No. 1 dated June 29, 2004 and Amendment No. 2 dated July 19, 2004 (11)

Number	Exhibit Description
++10.15	Amendment No. 1 to Manufacturing Services Agreement between Sycamore Networks, Inc. and Plexus Services Corp. dated July 26, 2004 (11)

*10.16	Letter Agreement between Sycamore Networks, Inc. and Richard J. Gaynor (12)

*10.17	Agreement and Release dated November 2, 2004 between Sycamore Networks, Inc. and Frances M. Jewels (12)

*10.18	Letter Agreement between Sycamore Networks, Inc. and Alan Cormier (13)

++10.19	Lease Term Expiration Agreement between Sycamore Networks, Inc. and Farley White Associates, LLC dated January 21, 2005 (13)

++10.20	Agreement for the Provision of Hardware, Software, Training, Support and Maintenance and Project Management Services to Vodafone Limited between Vodafone Limited and Sycamore Networks, Inc. dated November 16, 2000, as amended by amendments 1 through 5 (13)

++10.21	Amendment No. 2 dated March 29, 2005 to the Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint (14)

++10.22	Amendment No. 3 dated June 16, 2005 to the United States Reseller Agreement between Sycamore Networks, Inc. and Sprint Communications Company, L.P. Government Systems Division dated January 6, 2004

++10.23	Amendment No. 4 dated June 1, 2005 to the United States Reseller Agreement between Sycamore Networks, Inc. and Sprint Communications Company, L.P. Government Systems Division dated January 6, 2004

++10.24	Agreement for the Provision of Hardware, Software, Training, Support and Maintenance and Project Management Services to Vodafone Libertel N.V. dated June 12, 2002

++10.25	Amendment No. 1 dated February 2, 2004 to Agreement for the Provision of Hardware, Software, Training, Support and Maintenance and Project Management Services to Vodafone Libertel N.V. dated June 12, 2002

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 1999 filed with the Commission on December 13, 1999.
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2000 filed with the Commission on June 12, 2000.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2000 filed with the Commission on October 24, 2000.

(6)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Commission on March 13, 2001.
(7)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2001 filed with the Commission on June 12, 2001.
(8)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2003 filed with the Commission on October 21, 2003.
(9)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 24, 2004 filed with the Commission on February 12, 2004.
(10)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 24, 2004 filed with the Commission on May 13, 2004.
(11)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2004, filed with the Commission on August 23, 2004.
(12)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 filed with the Commission on November 18, 2004.
(13)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 29, 2005 filed with the Commission on February 25, 2005.
(14)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 filed with the Commission on September 12, 2005.
*	Denotes a management contract or compensatory plan or arrangement.
+	Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.
++	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b)	Exhibits

The Company hereby files as part of this Form 10-K the exhibits listed in the Exhibit Index beginning on page 72.

(c)	Financial Statement Schedules:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chelmsford, Commonwealth of Massachusetts, on this 11th day of October 2005.

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

Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on this 11th day of October 2005.

/s/ GURURAJ DESHPANDE Gururaj Deshpande	Chairman of the Board of Directors

/s/ DANIEL E. SMITH Daniel E. Smith	President, Chief Executive Officer and Director

/s/ RICHARD J. GAYNOR Richard J. Gaynor	Chief Financial Officer, Vice President, Finance and Administration, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ TIMOTHY A. BARROWS Timothy A. Barrows	Director

/s/ PAUL W. CHISHOLM Paul W. Chisholm	Director

/s/ PAUL J. FERRI Paul J. Ferri	Director

/s/ JOHN W. GERDELMAN John W. Gerdelman	Director