Form 10-Q
period 2005-10-29
SYCAMORE NETWORKS INC
filed 2005-11-29
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2005

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

Yes  ☐    No  ☒ .

The number of shares outstanding of the Registrant’s Common Stock as of November 18, 2005 was 276,781,535.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1. Financial Statements

SYCAMORE NETWORKS, INC.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	October 29, 2005	July 31, 2005
Assets
Current assets:
Cash and cash equivalents	$304,971	$508,281
Short-term investments	650,300	446,258
Accounts receivable, net of allowance for doubtful accounts of $4,132 at October 29, 2005 and July 31, 2004	18,056	8,384
Inventories	5,866	5,445
Prepaids and other current assets	3,379	3,812

Total current assets	982,572	972,180
Property and equipment, net	7,994	8,437
Long-term investments	—	496
Other assets	915	950

Total assets	$991,481	$982,063

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,012	$2,144
Accrued compensation	1,969	3,640
Accrued warranty	1,482	1,654
Accrued expenses	3,965	4,209
Accrued restructuring costs	7,672	8,455
Reserve for contingencies	10,282	10,282
Deferred revenue	7,669	8,700
Other current liabilities	1,913	1,850

Total current liabilities	38,964	40,934
Long term deferred revenue	2,234	1,584

Total liabilities	41,198	42,518

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 2,500,000 shares authorized; 276,594 and 276,046 shares issued at October 29, 2005 and July 31, 2005, respectively	277	276
Additional paid-in capital	1,783,433	1,780,243
Accumulated deficit	(831,679)	(838,533)
Deferred compensation	—	(35)
Accumulated other comprehensive loss	(1,748)	(2,406)

Total stockholders’ equity	950,283	939,545

Total liabilities and stockholders’ equity	$991,481	$982,063

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	October 29, 2005	October 30, 2004
Revenue:
Product	$22,033	$10,939
Service	5,265	3,276

Total revenue	27,298	14,215

Cost of revenue:
Product	10,577	6,623
Service	2,364	1,917
Stock-based compensation:
Product	43	64
Service	280	60

Total cost of revenue.	13,264	8,664

Gross profit	14,034	5,551
Operating expenses:
Research and development	7,713	11,672
Sales and marketing	2,637	3,144
General and administrative	2,898	2,248
Stock-based compensation:
Research and development	625	287
Sales and marketing	242	48
General and administrative	276	213

Total operating expenses	14,391	17,612

Loss from operations	(357)	(12,061)
Interest and other income, net	7,430	4,198

Income (loss) before income taxes	7,073	(7,863)
Income tax expense	219	—

Net income (loss)	$6,854	$(7,863)

Net income (loss) per share:
Basic	$0.02	$(0.03)
Diluted	$0.02	$(0.03)
Weighted average shares outstanding:
Basic	276,273	274,030
Diluted	279,133	274,030

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	October 29, 2005	October 30, 2004
Cash flows from operating activities:
Net income (loss)	$6,854	$(7,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	861	1,377
Stock-based compensation	1,466	672
Loss on disposal of property and equipment	115	—
Adjustments to provision for excess and obsolete inventory	(238)	—
Changes in operating assets and liabilities:
Accounts receivable	(9,672)	4,326
Inventories	(183)	(403)
Prepaids and other current assets	(290)	(1,064)
Deferred revenue	(381)	(1,812)
Accounts payable	1,868	(524)
Accrued expenses and other current liabilities	(2,024)	802
Accrued restructuring costs	(783)	(1,079)

Net cash used in operating activities	(2,407)	(5,568)

Cash flows from investing activities:
Purchases of property and equipment	(533)	(1,038)
Purchases of investments	(361,201)	(72,553)
Maturities of investments	158,313	217,772
Decrease in other assets	35	19

Net cash (used in) provided by investing activities	(203,386)	144,200

Cash flows from financing activities:
Proceeds from issuance of common stock	2,483	2,219

Net cash provided by financing activities	2,483	2,219

Net (decrease) increase in cash and cash equivalents	(203,310)	140,851
Cash and cash equivalents, beginning of period	508,281	45,430

Cash and cash equivalents, end of period	$304,971	$186,281

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

Notes To Consolidated Financial Statements

1. Description of Business

Sycamore Networks, Inc. (the “Company”) was incorporated in Delaware on February 17, 1998. The Company is a leading provider of intelligent optical switching products that form the reliable foundation for some of the world’s most respected and innovative communications networks. Sycamore’s fully integrated edge-to-core optical switching solutions enable network operators to efficiently and cost-effectively provision and manage optical network capacity to support a wide range of voice, video and data services.

2. Basis of Presentation

The accompanying financial data as of October 29, 2005 and for the three months ended October 29, 2005 and October 30, 2004 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 filed with the SEC.

In the opinion of management, all adjustments necessary to present a fair statement of financial position as of October 29, 2005 and results of operations and cash flows for the periods ended October 29, 2005 and October 30, 2004 have been made. The results of operations and cash flows for the period ended October 29, 2005 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

3. Stock-Based Compensation

Effective August 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to August 1, 2005, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

Three Months Ended October 29, 2005
Cost of product revenue	$43
Cost of service revenue	280
Research and development	625
Sales and marketing	242
General and administrative	276

Share-based compensation expense before tax	1,466
Income tax benefit	(45)

Net compensation expense	$1,421

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months ended October 29, 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended October 29, 2005
Expected option term (1)	6.5 years
Expected volatility factor (2)	62%
Risk-free interest rate (3)	4.6%
Expected annual dividend yield	0%

(1)	The option term was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company did not recognize compensation expense for employee share-based awards for the three months ended October 30, 2004, when the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant. The Company did recognize compensation expense under APB 25 relating to certain stock options and restricted stock with exercise prices below fair market value on the date of grant.

The Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income and earnings per share for the three months ended October 30, 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

Three Months Ended October 30, 2004
Net loss as reported:	$(7,863)
Stock-based compensation expense included in reported net loss under APB 25	672
Stock-based compensation expense that would have been included in reported net loss if the fair value provisions of FAS 123 had been applied to all awards	(28,753)

Pro forma net loss	$(35,944)

Basic and diluted net loss per share:
As reported	$(0.03)
Pro forma	$(0.13)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended October 30, 2004
Expected option term	5 years
Expected volatility factor	90.3%
Risk-free interest rate	3.3%
Expected annual dividend yield	0%

Stock Incentive Plans

The Company currently has three primary stock incentive plans: the 1998 Stock Incentive Plan (the “1998 Plan”), the 1999 Stock Incentive Plan (the “1999 Plan”) and the Sirocco 1998 Stock Option Plan (the “Sirocco 1998 Plan”). A total of 147,190,214 shares of common stock have been reserved for issuance under these plans. The 1999 Plan is the only one of the three primary plans under which new awards are currently being issued. The total amount of shares that may be issued under the 1999 Plan is the remaining shares to be issued under the 1998 Plan, plus 25,000,000 shares, plus an annual increase equal to the lesser of (i) 18,000,000 shares, (ii) 5% of the outstanding shares on August 1 of each year, or (iii) a lesser number as determined by the Board. The plans provide for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors, consultants and advisors of the Company. No participant may receive any award, or combination of awards, for more than 1,500,000 shares in any calendar year. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant. The Board determines the term of each option, the option exercise price, and the vesting terms. Stock options generally expire ten years from the date of grant and vest over three to five years.

All employees who have been granted options by the Company under the 1998 and 1999 Plans are eligible to elect immediate exercise of all such options. However, shares obtained by employees who elect to exercise prior to the original option vesting schedule are subject to the Company’s right of repurchase, at the option exercise price, in the event of termination. The Company’s repurchase rights lapse at the same rate as the shares would have become vested under the original vesting schedule. As of October 29, 2005, there were no shares related to immediate option exercises subject to repurchase by the Company through fiscal 2006.

Stock option activity under all of the Company’s stock plans since July 31, 2004 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at July 31, 2004	30,846,472	$6.95

Options granted	1,626,500	3.77
Options exercised	(1,595,084)	2.65
Options canceled	(4,192,193)	7.15

Outstanding at July 31, 2005	26,685,695	$6.98

Options granted	84,750	3.58
Options exercised	(547,094)	3.22
Options canceled	(1,540,491)	12.18

Outstanding at October 29, 2005	24,682,860	$6.72

Options exercisable at end of period	24,682,860	$6.72

Weighted average fair value of options granted	$2.26

The following table summarizes information about stock options outstanding at October 29, 2005:

	Options Outstanding			Vested Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.11—$ 3.34	8,059,662	6.1	$2.92	7,338,583	$2.93
$ 3.37—$ 4.69	7,439,680	7.9	$3.82	4,096,402	$3.89
$ 4.89—$ 4.89	4,968,645	6.2	$4.89	4,968,645	$4.89
$ 4.91—$ 29.13	3,619,473	4.9	$10.84	3,540,023	$10.83
$36.38—$154.00	595,400	4.6	$84.74	593,650	$84.84

$ 0.11—$154.00	24,682,860	6.4	$6.72	20,537,303	$7.33

The aggregate intrinsic value of outstanding options as of October 29, 2005 was $7.5 million. The intrinsic value of options exercised during the period was $0.3 million. The intrinsic value of options vested during the period was $6.7 million.

The following table summarizes the status of the Company’s nonvested shares since July 31, 2005:

	Number of Shares	Weighted Average Fair Value
Nonvested at July 31, 2005	5,056,157	$2.58
Granted	84,750	2.26
Vested	(783,899)	3.12
Forfeited	(211,451)	2.33

Nonvested at October 29, 2005	4,145,557	$2.48

As of October 29, 2005, there was $6.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.3 years.

4. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period less unvested restricted stock. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period, if dilutive. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required under SFAS 123R.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	October 29, 2005	October 30, 2004
Numerator:
Net income (loss)	$6,854	$(7,863)

Denominator:
Weighted-average shares of common stock outstanding	276,273	274,149
Weighted-average shares subject to repurchase	—	(119)

Shares used in per-share calculation—basic	276,273	274,030

Weighted-average shares of common stock outstanding	276,273	274,030
Weighted common stock equivalents	2,860	—

Shares used in per-share calculation—diluted	279,133	274,030

Net income (loss) per share:
Basic	$0.02	$(0.03)

Diluted	$0.02	$(0.03)

Options to purchase 16.6 million shares of common stock were not included in the calculation of diluted net income per share for the three months ended October 29, 2005 because the sum of the option exercise proceeds, including the unrecognized compensation and unrecognized future tax benefit, exceeded the average stock price and therefore would be antidilutive.

5. Inventories

Inventories consisted of the following (in thousands):

	October 29, 2005	July 31, 2005
Raw materials	$1,054	$889
Work in process	1,796	1,221
Finished goods	3,016	3,335

Total	$5,866	$5,445

6. Comprehensive Income (Loss)

The components of comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended
	October 29, 2005	October 30, 2004
Net income (loss)	$6,854	$(7,863)
Unrealized gain on investments, net of tax of $20	638	810

Comprehensive income (loss)	$7,492	$(7,053)

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

As of October 29, 2005, the future restructuring cash payments of $7.7 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and potential legal matters.

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

As of October 29, 2005, the future restructuring cash payments for the fiscal 2001, the first quarter fiscal 2002 and the fourth quarter fiscal 2002 restructuring programs of $7.6 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and potential legal matters.

The restructuring charges and related asset impairments recorded in the fiscal 2001, the first quarter fiscal 2002 and the fourth quarter fiscal 2002 restructuring programs, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2005	Payments	Accrual Balance at October 29, 2005
Workforce reduction	$19,993	$1,816	$16,438	$1,739	$—	$—	$—
Facility consolidations and certain other costs	61,750	9,786	37,613	5,969	8,382	735	7,647
Inventory and asset write-downs	315,373	210,149	94,420	10,804	—	—	—
Losses on investments	24,845	24,845	—	—	—	—	—

Total	$421,961	$246,596	$148,471	$18,512	$8,382	$735	$7,647

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

As of October 29, 2005, the future restructuring cash payments of $25,000 consist primarily of expenses related to contract termination costs which will be paid in the second quarter of fiscal 2006.

8. Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement did not have a material impact on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment (“SFAS 123R”)”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) to assist preparers by simplifying some of the implementation challenges of SFAS 123R. The adoption of SFAS 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS 123R in the first quarter of fiscal 2006 had a material impact on the Company’s consolidated statements of operations, financial position and statement of cash flows. For more information on stock-based compensation costs during the first quarter of fiscal 2006, see Note 3—Stock-Based Compensation.

In June 2005, the FASB issued FSP No. FAS 143-1, Accounting for Electronic Equipment Waste Obligations (“FSP143-1”). FSP 143-1 provides guidance in accounting for obligations associated with Directive 2002/96/EC (the “Directive”) on Waste Electrical and Electronic Equipment adopted by the European Union. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 6, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which we have significant operations. The Directive distinguished between “new” and “historical” waste. New waste relates to products put on the market after August 13, 2005. FSP 143-1 directs commercial users to apply the provisions of FASB Statement No. 143, Accounting for Asset Retirement Obligations, and the related FASB interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, for the measurement and recognition of the liability and asset retirement obligation associated with the historical waste management requirements of the Directive. Additionally, FSP 143-1 provides guidance for the accounting by producers for the financial of the obligations of historical waste held by private households.

We adopted FSP 143-1 in the first quarter of fiscal 2006 and concluded that no significant liability had been incurred as of October 29, 2005. We are continuing to analyze the impact of the Directive, and FSP 143-1, on our financials position and results of operations as additional EU member countries adopt the Directive.

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

On April 1, 2003, a complaint was filed against the Company in the United States Bankruptcy Court for the Southern District of New York by the creditors’ committee (the “Committee”) of 360networks (USA), inc. and 360networks services inc. (the “Debtors”). The Debtors are the subject of a Chapter 11 bankruptcy proceeding but are not plaintiffs in the complaint filed by the Committee. The complaint seeks recovery of alleged preferential payments in the amount of approximately $16.1 million, plus interest. The Committee alleges that the Debtors made the preferential payments under Section 547(b) of the Bankruptcy Code to the Company during the 90-day period prior to the Debtors’ bankruptcy filings. The Company believes that the claims against it are mostly without merit and has been defending against the complaint vigorously. The parties are currently engaged in ongoing discovery activities.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. On a quarterly basis, the Company reviews its commitments and contingencies to reflect the effect of ongoing negotiations, settlements, rulings, advice of counsel, and other information and events pertaining to a particular case. We are also subject to potential tax liabilities associated with ongoing tax audits by various tax authorities. As a result, the Company has accrued $10.3 million as of October 29, 2005 associated with contingencies related to claims, litigation and other disputes and tax matters as discussed above. While we believe the amounts accrued are adequate, any subsequent change in our estimates will be recorded at such time the change is probable and estimable.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation assumed under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002 only for those items that require disclosure. As of October 29, 2005, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations and indemnifications for intellectual property infringement claims.

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

Warranty liability

The Company records a warranty liability for parts and labor on its products at the time revenue is recognized. Warranty periods are generally three years from date of shipment. The estimate of the warranty liability is based primarily on the Company’s historical experience in product failure rates and the expected material and labor costs to provide warranty services.

The following table summarizes the activity related to product warranty liability (in thousands):

	Three Months Ended
	October 29, 2005	October 30, 2004
Beginning balance	$1,654	$2,017
Accruals for warranties during the period	408	219
Settlements	(9)	(245)
Adjustments related to preexisting warranties	(571)	(13)

Ending balance	$1,482	$1,978

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

Our business has been significantly impacted by the decline in the telecommunications industry which began in 2001 and continued for several years. As a result of this decline, service providers decreased their capital spending, resulting in a reduction in demand for our products. In response to these adverse market conditions and to reposition the Company to changing market requirements, we enacted four separate restructuring programs to reduce our cost structure and focus our business on the optical switching market. As part of our strategy, however, we continue to maintain a significant cost structure, relative to our revenue, particularly within the research and development organization. We believe that these investments have enabled us to advance our technology and secure new business.

We reported revenue of $27.3 million for the first quarter of fiscal 2006 which represented a 92% increase from the first quarter of fiscal 2005. Net income was $6.9 million for the first quarter of fiscal 2006 and we have incurred a cumulative net loss of $831.7 million as of October 29, 2005. While our operating results for the first three months of fiscal 2006 improved, we expect that market conditions will remain challenging.

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

Our total cash, cash equivalents and investments were $955.3 million at October 29, 2005. Included in this amount were cash and cash equivalents of $305.0 million. We intend to fund our operations, including fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments. We believe that, based on our business plans and current conditions, our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for the next twelve months. We also believe that our current cash, cash equivalents and investments will enable us to pursue the strategic and financial alternatives discussed above.

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

Restructuring Liabilities and Asset Impairments

We enacted several restructuring programs during the last four years in response to the decline in the telecommunications industry which began in 2001 and continued for several years. These restructuring programs required us to make numerous assumptions and estimates such as future revenue levels and product mix, the timing of and the amounts received for subleases of excess facilities, the fair values of impaired assets, the amounts of other than temporary impairments of strategic investments, and the potential legal matters, administrative expenses and professional fees associated with the restructuring programs.

We continuously monitor the judgments, assumptions and estimates relating to the restructuring programs and, if these judgments, assumptions and estimates change, we may be required to record additional charges or credits against the reserves previously recorded for these restructuring programs. As of October 29, 2005, we had $7.7 million in accrued restructuring costs, consisting primarily of facility consolidation charges that will be paid over the respective lease terms through 2007.

Reserve for Contingencies

We are subject to various claims, litigation and other disputes, as well as potential liabilities associated with various tax matters. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals, if any, are based only on the most current and dependable information available at any given time. As additional information becomes available, we may reassess the potential liability from pending claims and litigation and the probability of claims being successfully asserted against us. As a result, we may revise our estimates related to these pending claims, litigation and other disputes and potential liabilities associated with various tax matters. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations, financial position and cash flows in the future. For further detail, see note 9 to our consolidated financial statements.

Stock-Based Compensation Expense

Effective August 1, 2005, we account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.

Segment Information

The Company has determined that it conducts its operations in one business segment.

Results of Operations

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Three Months Ended
	October 29, 2005	October 30, 2004	Variance in Dollars	Variance in Percent
Revenue
Product	$22,033	$10,939	$11,094	101.4%
Service	5,265	3,276	1,989	60.7%

Total revenue	$27,298	$14,215	$13,083	92.0%

Total revenue increased for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. Product revenue consists primarily of sales of our optical networking products including the SN3000 and SN16000 optical switches. Product revenue increased for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. The increase was primarily due to large shipments to both new and existing customers, including a significant shipment that constituted the initial phase of a deployment. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue increased for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. The increase was primarily due to a higher base of maintenance revenue and a higher level of installation services associated with customer deployments.

For the first quarter of fiscal 2006, two customers accounted for 82% of our total revenue. International revenue represented 87% of our total revenue for the first quarter of fiscal 2006. We expect future revenue will continue to be highly concentrated in a relatively small number of customers and that international revenue may continue to represent a significant percentage of future revenue. Customer deployments in any given quarter may cause shifts in the percentage mix of domestic and international revenue. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially and adversely affect our business, financial condition and results of operations.

Gross profit

The following table presents gross profit for product and services, including non-cash stock-based compensation expense (in thousands, except percentages):

	Three Months Ended
	October 29, 2005	October 30, 2004
Gross profit:
Product	$11,413	$4,252
Service	2,621	1,299

Total	$14,034	$5,551

Gross profit:
Product	51.8%	38.9%
Service	49.8%	39.7%
Total	51.4%	39.1%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services and other fixed manufacturing costs. Product gross profit increased for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. The increase was primarily the result of higher product revenue and a favorable product and customer mix. In the future, we believe that product gross profit may fluctuate due to pricing pressures resulting from intense competition for limited optical switching opportunities worldwide. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, shipment volume, overhead absorption, sales discounts, increases in material or labor costs, excess inventory and obsolescence charges, increases in component pricing, the introduction of new products or the entering into new markets with different pricing and cost structures.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit increased for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. The increase was primarily due to increased maintenance and installation services revenues. As most of our service cost of revenue is fixed, increases in revenue will have a significant impact on service gross profit. Service gross profit may be affected in future periods by various factors including, but not limited to, the change in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended
	October 29, 2005	October 30, 2004	Variance in Dollars	Variance in Percent
Research and development	$7,713	$11,672	$(3,959)	(33.9)%
Sales and marketing	2,637	3,144	(507)	(16.1)%
General and administrative	2,898	2,248	650	28.9%
Stock-based compensation:
Research and development	625	287	338	118%
Sales and marketing	242	48	194	404%
General and administrative	276	213	63	30%

Total operating expenses	$14,391	$17,612	$(3,221)	(18.3)%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses decreased for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. The decrease was primarily due to lower project materials costs, lower personnel-related expenses and lower fixed expenses. We continue to focus our R&D investments on features and functionality targeted at existing and prospective customer requirements.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, customer evaluation inventory and other sales and marketing support expenses. Sales and marketing expenses decreased for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. The decrease was primarily due to lower personnel-related expenses and lower fixed expenses. Within our existing spend levels, we continue to reallocate sales and marketing resources to those geographic regions where we see the most attractive opportunities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. The increase was primarily due to increased professional and advisory fee expenses.

Stock-Based Compensation Expense

Total stock-based compensation increased for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. The increase was primarily due to the requirement to record stock-based compensation under SFAS 123R beginning August 1, 2005. Stock-based compensation expense for the first quarter of fiscal 2005 was recorded in accordance with Accounting Principles Board Opinion (“APB”) No. 25.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Three Months Ended
	October 29, 2005	October 30, 2004	Variance in Dollars	Variance in Percent
Interest and other income, net	$7,430	$4,198	$3,232	77.0%

Interest and other income, net increased for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. The increase was primarily due to higher interest rates.

Income Tax Expense

During the first quarter of fiscal 2006, the U.S. taxable income was offset by U.S. net operating loss carryforwards. The provision for income taxes for the first quarter of fiscal 2006 consists of U.S. alternative minimum taxes, state minimum taxes and foreign income taxes in profitable jurisdictions. The Company did not record a deferred tax benefit from the net operating loss incurred in the first quarter of fiscal 2005.

As a result of incurring substantial net operating losses from 2001 through 2005, the Company determined that it is more likely than not that its deferred tax assets may not be realized. Therefore, in accordance with the requirements of FASB 109, the Company maintains a full valuation allowance. If the Company generates sustained future taxable income against which these tax attributes may be applied, some or a portion of all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to paid in capital and the remainder would be recorded as a reduction in income tax expense.

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $955.3 million at October 29, 2005. Included in this amount were cash and cash equivalents of $305.0 million, compared to $508.3 million at July 31, 2005. The decrease in cash and cash equivalents for the three months ended October 29, 2005 was attributable to cash used in investing activities of $203.4 million and cash used in operating activities of $2.4 million, partially offset by cash provided by financing activities of $2.5 million.

Net cash used in investing activities was $203.4 million for the first quarter of fiscal 2006, as compared to cash provided by investing activities of $144.2 million for the same period in fiscal 2005. Net cash used in investing activities for the first quarter of fiscal 2006 consisted primarily of net purchases of investments of $202.9 million. Net cash provided by investing activities for the first quarter of fiscal 2005 consisted primarily of net maturities of investments of $145.2 million.

Net cash used in operating activities was $2.4 million for the first quarter of fiscal 2006, as compared to $5.6 million for the same period in fiscal 2005. The decrease in cash used in operating activities was primarily due to improvement in revenue compared to the prior year, partially offset by increases in accounts receivable and decreases in accrued expenses and other current liabilities.

Net cash provided by financing activities was $2.5 million for the first quarter of fiscal 2006, as compared to $2.2 million for the same period in fiscal 2005. The net cash provided by financing activities for both periods consisted of proceeds from employee stock plan activity.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $955.3 million at October 29, 2005. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities. At October 29, 2005, $650.3 million of investments with maturities of less than one year were classified as short-term investments. At current revenue levels, we anticipate that some portion of our existing cash and cash equivalents and investments will continue to be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At October 29, 2005, more than 95% of our accounts receivable balance was attributable to four of our customers. As of October 29, 2005, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. We currently intend to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments.

As of October 29, 2005, the future restructuring cash payments of $7.7 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and potential legal matters.

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

At October 29, 2005, our off-balance sheet arrangements, which consist entirely of contractual commitments for operating leases and inventory purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years
Operating Leases	$9,205	$6,916	$2,289	—
Inventory Purchase Commitments	6,739	6,739	—	—

Total	$15,944	$13,655	$2,289	—

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

These factors could lead to reduced revenues and gross margins and increased operating losses.

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

In early 2001, the telecommunications industry began a severe decline which had a significant impact on our business. This decline and the resulting spending constraints in the optical networking market, which continued for several years, caused a decrease in the demand for our products which had an adverse impact on our revenue and profitability. In response to these adverse market conditions and to reposition the Company to changing market requirements, we enacted four separate restructuring programs through the third quarter of fiscal 2005, which reduced our cost structure and focused our business on our optical switching product portfolio. As a result of these restructuring programs we incurred net charges totaling $403.6 million, comprised as follows: $175.4 million of net charges related to excess inventory, $203.4 million of net charges for restructuring and related asset impairments, and $24.8 million of losses on investments. In order to remain competitive, we continue to maintain a significant cost structure relative to our revenue, particularly within the research and development organization which we believe is necessary to continue to provide innovative optical networking solutions to meet our current and prospective customers’ needs. Due to our decreased revenues, our restructuring programs and our decision to maintain a significant cost structure, we have incurred a cumulative net loss of $831.7 million at October 29, 2005. We expect that our decision to maintain a significant cost structure will require us to generate revenue above current levels in order to achieve and maintain profitability and as a result we may incur net losses. We cannot assure you that our revenue will increase or that we will generate sufficient revenue to achieve or sustain such profitability.

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

Our direct sales efforts primarily target incumbent service providers, many of which have already made significant investments in traditional optical networking infrastructures. In addition, we are utilizing established channel relationships with distribution partners including resellers, distributors and systems integrators for the sale of our products to the federal government and some commercial customers. We have entered into agreements with several distribution partners, some of whom also sell products that compete with our products. We cannot be certain that we will be able to retain or attract distribution partners on a timely basis or at all, or that the distribution partners will devote adequate resources to selling our products. Since we have only limited experience in developing and managing such channels, the extent to which we will be successful is uncertain. If we are unable to develop and manage new channels of distribution to sell our products to incumbent service providers and the federal government, or if our distribution partners are unable to convince incumbent service providers or the federal government to deploy our optical networking solutions, our business, financial condition and results of operations will be materially adversely affected.

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

This government agency (DISA) may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause the agency to terminate the projects, divert funds or delay implementation or expansion. As with most government contracts, the agency may terminate the contract at any time without cause. A significant reduction in funds available for the agency to purchase equipment could significantly reduce our revenue and cash flows. The significant reduction or delay in orders by the agency could also significantly reduce our revenue and cash flows. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the results of these audits or investigations are negative, our reputation could be damaged, contracts could be terminated or significant penalties could be assessed. If a contract is terminated for any reason, our ability to fully recover certain amounts may be impaired resulting in a material adverse impact on our financial condition and results of operations.

Certain larger customers may have substantial negotiating leverage, which may require that we agree to terms and conditions that may have an adverse effect on our business.

Large telecommunications providers, key resellers and the federal government, who make up a large part of our target market, have substantial purchasing power and potential leverage in negotiating contractual arrangements with us. These customers and prospects may require us to develop additional features and require penalties for failure to deliver such features. As we seek to increase sales into our target markets, we may be required to agree to such terms and conditions, which may affect the timing of revenue recognition and amount of deferred revenues and may have other unfavorable effects on our business and financial condition.

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

We utilize contract manufacturers and any disruption in these relationships may cause us to fail to meet our customers’ demands and may damage our customer relationships.

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

Product performance problems could limit our sales.

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

We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union member countries. For example, the European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”). RoHS prohibits the use of certain substances, including lead, in certain products, including hard disk drives, put on the market after July 1, 2006. Similar legislation may be enacted in other locations where we sell our products. The European Union has also enacted the Waste Electrical and Electronic Equipment Directive, which makes producers responsible for financing the collection, treatment, recovery and disposal of specified equipment placed in the relevant market after August 13, 2005. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our component suppliers also comply on a timely basis with such laws and regulations. If we are not in compliance with such legislation, our customers may refuse to purchase our products, which would have a materially adverse effect on our business, financial condition and results of operations.

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

International sales represented 87% of total revenue for the first quarter of fiscal 2006 and we have a substantial international customer base. We are subject to foreign exchange translation risk to the extent that our revenue is denominated in currencies other than the U.S. dollar. Doing business internationally requires significant management attention and financial resources to successfully develop direct and indirect sales channels and to support customers in international markets. We may not be able to maintain or expand international market demand for our products.

In addition, international operations are subject to other inherent risks, including:

•	greater difficulty in accounts receivable collection and longer collection periods;

•	difficulties and costs of staffing and managing foreign operations in compliance with local laws and customs;

•	reliance on distribution partners for the resale of our products in certain markets and for certain types of product offerings, such as the integration of our products into third-party product offerings;

•	necessity to work with third parties in certain countries to perform installation and obtain customer acceptance, and may impact the timing of revenue recognition;

•	necessity to maintain staffing, or to work with third parties, to provide service and support in international locations;

•	the impact of slowdowns or recessions in economies outside the United States;

•	unexpected changes in regulatory requirements, including trade protection measures and import and licensing requirements;

•	obtaining export licensing authority on a timely basis and maintaining ongoing compliance with export and reexport regulations;

•	certification requirements;

•	currency fluctuations;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences; and

•	political and economic instability, particularly in emerging markets.

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

We face certain litigation risks.

We are the defendant in a class action securities lawsuit and a party to other litigation and claims in the normal course of our business. Litigation is by its nature uncertain and there can be no assurance that the ultimate resolution of such claims will not exceed the amounts accrued for such claims, if any. Litigation can be expensive, lengthy, and disruptive to normal business operations. An unfavorable resolution of a legal matter could have a material adverse affect on our business, operating results, or financial condition. For additional information regarding certain lawsuits and other disputes in which we are involved, see Part II, Item 1—“Legal Proceedings”.

The findings of the independent investigation and the resulting restatements of previously issued financial statements may result in shareholder litigation and formal inquiries or other actions by government agencies.

The independent investigation conducted under the direction of the Audit Committee of our Board of Directors has been completed and the necessary adjustments have been made in our restatements. It is possible that the restatements could result in the occurrence of certain events, including shareholder litigation or formal inquiries or other actions by government agencies. Such litigation or inquiries could result in considerable legal expenses, could require the utilization of significant time and resources and could adversely affect our business and the results of operations and financial condition, including the price of our common stock. The Securities and Exchange Commission has requested that the Company voluntarily provide documentation gathered or created during the independent investigation and the Company has agreed to provide such documentation. There can be no assurances as to what, if any, further action may be taken with respect to this matter by the Securities and Exchange Commission or other government agencies or what effect such actions may have on the Company.

We have made a voluntary self-disclosure to the Department of Commerce regarding certain products we have exported without the proper export authority. There can be no assurances as to what sanctions, if any, may be imposed by the Department of Commerce with respect to this matter.

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

If the Company is unable to remain current in its SEC filings, investors in its securities will not have information regarding the Company’s business and financial condition with which to make decisions regarding investment in its securities. In addition, if we are unable to remain current in our filings, the Company will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and will not be able to make offerings pursuant to existing registration statements pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors.” As a result of our inability to timely file our Quarterly Report on Form 10-Q for the quarter ended April 30, 2005, the Company also will not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months from the time we became current in our filings. These restrictions could adversely affect our financial condition or our ability to pursue specific strategic alternatives.

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

Our net income and earnings per share have been significantly reduced as a result of the requirement that we record compensation expense for shares issued under our stock plans.

In the past, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term shareholder value and can encourage valued employees to remain with the Company. Beginning in fiscal 2006, Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” requires us to account for share-based compensation granted under our stock plans using a fair value-based model on the grant date and to record such grants as stock-based compensation expense. As a result, our net income and our earnings per share have been and will continue to be significantly reduced and may reflect a loss in future periods. We currently calculate share-based compensation expense using the Black-Scholes option-pricing model. A fair value-based model, such as the Black-Scholes option-pricing model, requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of the fair value of our stock options. Assumptions used under the Black-Scholes option-pricing model that are highly subjective include the expected stock price volatility and expected life of an option.

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

Significant insider ownership, provisions of our charter documents and provisions of Delaware law may limit shareholders’ ability to influence key transactions, including changes of control.

As of October 29, 2005, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 36% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at October 29, 2005, the fair value of the portfolio would decline by approximately $0.8 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business has become increasingly global, with international revenue representing 63% of total revenue in fiscal 2005, and 87% of revenue in the first three months of fiscal 2006. We expect that international sales may continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our financial results, although to date the impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 29, 2005. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. These inherent limitations include the fact that there are resource constraints, and that the benefits of controls must be considered relative to their costs. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 29, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 1, 2003, a complaint was filed against the Company in the United States Bankruptcy Court for the Southern District of New York by the creditors’ committee (the “Committee”) of 360networks (USA), inc. and 360networks services inc. (the “Debtors”). The Debtors are the subject of a Chapter 11 bankruptcy proceeding but are not plaintiffs in the complaint filed by the Committee. The complaint seeks recovery of alleged preferential payments in the amount of approximately $16.1 million, plus interest. The Committee alleges that the Debtors made the preferential payments under Section 547(b) of the Bankruptcy Code to the Company during the 90-day period prior to the Debtors’ bankruptcy filings. The Company believes that the claims against it are mostly without merit and has been defending against the complaint vigorously. The parties are currently engaged in ongoing discovery activities.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. On a quarterly basis, the Company reviews its commitments and contingencies to reflect the effect of ongoing negotiations, settlements, rulings, advice of counsel, and other information and events pertaining to a particular case. We are also subject to potential tax liabilities associated with ongoing tax audits by various tax authorities. As a result, the Company has accrued $10.3 million as of October 29, 2005 associated with contingencies related to claims, litigation and other disputes and tax matters as discussed above. While we believe the amounts accrued are adequate, any subsequent change in our estimates will be recorded at such time the change is probable and estimable.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

(a) List of Exhibits

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (2)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

*10.1	Purchase Agreement between Sycamore Networks Inc., Chelmsford, MA, USA and Siemens AG Munich, Germany dated June 13, 2002, as amended as of August 8, 2005

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).

(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).

(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.

*	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sycamore Networks, Inc.

/s/ Richard J. Gaynor

Richard J. Gaynor

Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)

Dated: November 29, 2005