Form 10-Q/A
period 2005-10-29
SYCAMORE NETWORKS INC
filed 2005-12-21
CIK 1092367

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

Yes   X   No___.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X   No ___.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No   X  .

The number of shares outstanding of the Registrant’s Common Stock as of November 18, 2005 was 276,781,535.

Explanatory Note

This Amendment No.1 on Form 10-Q/A amends the registrant’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005, as filed with the Securities and Exchange Commission on November 29, 2005, for the sole purpose of inserting words inadvertently omitted from both the introductory sentence of paragraph 4 in Exhibit 31.1 – Certification of Chief Executive Officer- and the introductory sentence in paragraph 4 in Exhibit 31.2 – Certification of Chief Financial Officer. This Amendment No.1 on Form 10-Q/A amends only the items of the Quarterly Report specified above and does not otherwise update, modify or supplement any disclosures in the Quarterly Report filed on November 29, 2005. The statements and representations contained in the amended certifications are made with respect to the original form 10-Q as though they were included in the original filing. Because no financial statements or other financial information have been included in this Amendment No. 1, we are intentionally omitting paragraph 3 in the Certification of Chief Executive Officer and in the Certification of Chief Financial Officer.

Item 6. Exhibits

Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sycamore Networks, Inc.

/s/ Richard J. Gaynor

Richard J. Gaynor

Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)

Dated: December 21, 2005

4