Form 10-Q
period 2006-01-28
SYCAMORE NETWORKS INC
filed 2006-02-21
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 28, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒        Accelerated filer                     Non accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares outstanding of the Registrant’s Common Stock as of February 9, 2006 was 278,262,603.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	January 28, 2006	July 31, 2005
Assets
Current assets:
Cash and cash equivalents	$691,236	$508,281
Short-term investments	232,666	446,258
Accounts receivable, net of allowance for doubtful accounts of $4,132 at January 28, 2006 and July 31, 2005	10,490	8,384
Inventories	4,100	5,445
Prepaids and other current assets	4,329	3,812

Total current assets	942,821	972,180

Property and equipment, net	9,103	8,437
Long-term investments	41,877	496
Other assets	885	950

Total assets	$994,686	$982,063

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,804	$2,144
Accrued compensation	1,438	3,640
Accrued warranty	1,398	1,654
Accrued expenses	2,022	4,209
Accrued restructuring costs	6,925	8,455
Reserve for contingencies	10,032	10,282
Deferred revenue	3,816	8,700
Other current liabilities	1,803	1,850

Total current liabilities	29,238	40,934

Long term deferred revenue	2,350	1,584

Total liabilities	31,588	42,518

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 2,500,000 shares authorized; 278,229 and 276,046 shares issued at January 28, 2006 and July 31, 2005, respectively	278	276
Additional paid-in capital	1,790,352	1,780,243
Accumulated deficit	(826,673)	(838,533)
Deferred compensation	—	(35)
Accumulated other comprehensive loss	(859)	(2,406)

Total stockholders’ equity	963,098	939,545

Total liabilities and stockholders’ equity	$994,686	$982,063

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Revenue:
Product	$15,128	$11,225	$37,161	$22,164
Service	5,707	3,667	10,972	6,943

Total revenue	20,835	14,892	48,133	29,107

Cost of revenue:

Product	8,242	6,565	18,819	13,188
Service	2,155	1,837	4,519	3,754
Stock-based compensation:
Product	40	37	83	102
Service	292	41	572	100

Total cost of revenue	10,729	8,480	23,993	17,144

Gross profit	10,106	6,412	24,140	11,963

Operating expenses:
Research and development	7,377	11,217	15,090	22,889
Sales and marketing	2,401	3,011	5,038	6,155
General and administrative	2,122	1,932	5,020	4,180
Stock-based compensation:
Research and development	511	229	1,136	516
Sales and marketing	251	32	493	81
General and administrative	303	45	579	257
Litigation settlement	750	—	750	—

Total operating expenses	13,715	16,466	28,106	34,078

Loss from operations	(3,609)	(10,054)	(3,966)	(22,115)
Interest and other income, net	8,726	4,672	16,156	8,870

Income (loss) before income taxes	5,117	(5,382)	12,190	(13,245)
Income tax expense	111	—	330	—

Net income (loss)	$5,006	$(5,382)	$11,860	$(13,245)

Net income (loss) per share:
Basic	$0.02	$(0.02)	$0.04	$(0.05)
Diluted	$0.02	$(0.02)	$0.04	$(0.05)

Weighted average shares outstanding:
Basic	277,435	274,963	276,854	274,497
Diluted	281,036	274,963	280,084	274,497

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	January 28, 2006	January 29, 2005
Cash flows from operating activities:
Net income (loss)	$11,860	$(13,245)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,739	2,522
Stock-based compensation	2,863	1,056
Loss on disposal of property and equipment	178	—
Adjustments to provision for excess and obsolete inventory	(436)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,106)	531
Inventories	1,781	146
Prepaids and other current assets	(985)	(1,075)
Deferred revenue	(4,118)	(3,004)
Accounts payable	(340)	(462)
Accrued expenses and other current liabilities	(4,942)	858
Accrued restructuring costs	(1,530)	(1,729)

Net cash provided by (used in) operating activities	3,964	(14,402)

Cash flows from investing activities:
Purchases of property and equipment	(2,583)	(1,515)
Purchases of investments	(443,317)	(102,779)
Maturities of investments	617,075	442,415
Decrease in other assets	65	79

Net cash provided by investing activities	171,240	338,200

Cash flows from financing activities:
Proceeds from issuance of common stock	7,751	3,944

Net cash provided by financing activities	7,751	3,944

Net increase in cash and cash equivalents	182,955	327,742
Cash and cash equivalents, beginning of period	508,281	45,430

Cash and cash equivalents, end of period	$691,236	$373,172

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

2. Basis of Presentation

The accompanying financial data as of January 28, 2006 and for the three and six months ended January 28, 2006 and January 29, 2005 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 filed with the SEC.

In the opinion of management, all adjustments necessary to present a fair statement of financial position as of January 28, 2006 and results of operations and cash flows for the periods ended January 28, 2006 and January 29, 2005 have been made. The results of operations and cash flows for the period ended January 28, 2006 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

3. Stock-Based Compensation

Effective August 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to August 1, 2005, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations:

	Three Months Ended	Six Months Ended
	January 28, 2006
Cost of product revenue	$40	$83
Cost of service revenue	292	572
Research and development	511	1,136
Sales and marketing	251	493
General and administrative	303	579

Share-based compensation expense before tax	1,397	2,863
Income tax benefit	(30)	(75)

Net compensation expense	$1,367	$2,788

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three and six months ended January 28, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended	Six Months Ended
	January 28, 2006
Expected option term (1)	6.5 years	6.5 years
Expected volatility factor (2)	62%	62%
Risk-free interest rate (3)	4.4%	4.4%
Expected annual dividend yield	0%	0%

(1)	The option term was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company did not recognize compensation expense for employee share-based awards for the three and six months ended January 29, 2005, when the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant. The Company did recognize compensation expense under APB 25 relating to certain stock options and restricted stock with exercise prices below fair market value on the date of grant.

The Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income and earnings per share for the three and six months ended January 29, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	Three Months Ended	Six Months Ended
	January 29, 2005
Net loss as reported:	$(5,382)	$(13,245)
Stock-based compensation expense included in reported net loss under APB 25	384	1,056
Stock-based compensation expense that would have been included in reported net loss if the fair value provisions of FAS 123 had been applied to all awards	(17,806)	(46,559)

Pro forma net loss	$(22,804)	$(58,748)

Basic and diluted net loss per share:
As reported	$(0.02)	$(0.05)
Pro forma	$(0.08)	$(0.21)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended	Six Months Ended
	January 29, 2005
Expected option term	5 years	5 years
Expected volatility factor	88.7%	90.2%
Risk-free interest rate	3.7%	3.4%
Expected annual dividend yield	0%	0%

Stock Incentive Plans

The Company currently has three primary stock incentive plans: the 1998 Stock Incentive Plan (the “1998 Plan”), the 1999 Stock Incentive Plan (the “1999 Plan”) and the Sirocco 1998 Stock Option Plan (the “Sirocco 1998 Plan”). A total of 145,554,894 shares of common stock have been reserved for issuance under these plans. The 1999 Plan is the only one of the three primary plans under which new awards are currently being issued. The total amount of shares that may be issued under the 1999 Plan is the remaining shares to be issued under the 1998 Plan, plus 25,000,000 shares, plus an annual increase equal to the lesser of (i) 18,000,000 shares, (ii) 5% of the outstanding shares on August 1 of each year, or (iii) a lesser number as determined by the Board. The plans provide for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors, consultants and advisors of the Company. No participant may receive any award, or combination of awards, for more than 1,500,000 shares in any calendar year. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant. The Board determines the term of each option, the option exercise price, and the vesting terms. Stock options generally expire ten years from the date of grant and vest over three to five years.

All employees who have been granted options by the Company under the 1998 and 1999 Plans are eligible to elect immediate exercise of all such options. However, shares obtained by employees who elect to exercise prior to the original option vesting schedule are subject to the Company’s right of repurchase, at the option exercise price, in the event of termination. The Company’s repurchase rights lapse at the same rate as the shares would have become vested under the original vesting schedule. As of January 28, 2006, there were no shares related to immediate option exercises subject to repurchase by the Company through fiscal 2006.

Stock option activity under all of the Company’s stock plans since July 31, 2004 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at July 31, 2004	30,846,472	$6.95

Options granted	1,626,500	3.77
Options exercised	(1,595,084)	2.65
Options canceled	(4,192,193)	7.15

Outstanding at July 31, 2005	26,685,695	$6.98

Options granted	453,250	4.13
Options exercised	(2,182,414)	3.34
Options canceled	(2,596,906)	10.28

Outstanding at January 28, 2006	22,359,625	$6.89

Options exercisable at end of period	22,359,625	$6.89

Weighted average fair value of options granted	$2.60

The following table summarizes information about stock options outstanding at January 28, 2006:

	Options Outstanding			Vested Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.11 - $ 3.33	3,576,232	5.3	$2.43	2,943,107	$2.36
$ 3.34 - $ 3.77	7,906,363	7.2	$3.56	6,042,813	$3.51
$ 3.79 - $ 4.81	2,639,383	7.4	$4.09	1,420,643	$4.19
$ 4.89 - $ 4.89	4,570,774	5.9	$4.89	4,570,774	$4.89
$ 4.91 - $154.00	3,666,873	4.6	$22.95	3,617,573	$23.17

$ 0.11 - $154.00	22,359,625	6.2	$6.89	18,594,910	$7.54

The aggregate intrinsic value of outstanding options as of January 28, 2006 was $21.3 million, of which $16.7 million were vested. The intrinsic value of options exercised during the three and six months ended January 28, 2006 were $1.5 million and $1.8 million, respectively.

The following table summarizes the status of the Company’s nonvested shares since July 31, 2005:

	Number of Shares	Weighted Average Fair Value
Nonvested at July 31, 2005	5,056,157	$2.58
Granted	453,250	2.60
Vested	(1,481,922)	3.03
Forfeited	(262,770)	2.31

Nonvested at January 28, 2006	3,764,715	$2.42

As of January 28, 2006, there was $6.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.1 years.

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

The following table sets forth the computation of basic and diluted net income (loss) per share

(in thousands, except per share data):

	Three Months Ended		Six Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Numerator:
Net income (loss)	$5,006	$(5,382)	$11,860	$(13,245)

Denominator: Weighted-average shares of common stock outstanding	277,435	275,037	276,854	274,593
Weighted-average shares subject to repurchase	—	(74)	—	(96)

Shares used in per-share calculation – basic	277,435	274,963	276,854	274,497

Weighted-average shares of common stock outstanding	277,435	274,963	276,854	274,497
Weighted common stock equivalents	3,601	—	3,230	—

Shares used in per-share calculation – diluted	281,036	274,963	280,084	274,497

Net income (loss) per share:
Basic	$0.02	$(0.02)	$0.04	$(0.05)

Diluted	$0.02	$(0.02)	$0.04	$(0.05)

Options to purchase 10.8 million and 13.3 million shares of common stock were not included in the calculation of diluted net income per share for the three and six months ended January 28, 2006 because the sum of the option exercise proceeds, including the unrecognized compensation and unrecognized future tax benefit, exceeded the average stock price and therefore would be antidilutive.

5. Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of January 28, 2006 and July 31, 2005, investments consisted of (in thousands):

January 28, 2006:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Government securities	$268,059	$1	$(837)	$267,223
Commercial paper	7,318	2	—	7,320

Total	$275,377	$3	$(837)	$274,543

July 31, 2005:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Government securities	$428,339	$—	$(2,374)	$425,965
Commercial paper	20,821	—	(32)	20,789

Total	$449,160	$—	$(2,406)	$446,754

6. Inventories

Inventories consisted of the following (in thousands):

	January 28, 2006	July 31, 2005
Raw materials	$752	$889
Work in process	1,243	1,221
Finished goods	2,105	3,335

Total	$4,100	$5,445

7. Comprehensive Income (Loss)

The components of comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Net income (loss)	$5,006	$(5,382)	$11,860	$(13,245)
Unrealized gain (loss) on investments, net of taxes of $19 and $39 for the three and six months ended January 28, 2006	870	(1,269)	1,508	(459)

Comprehensive income (loss)	$5,876	$(6,651)	$13,368	$(13,704)

8. Restructuring Charges and Related Asset Impairments

In fiscal 2001, the telecommunications industry began a severe decline which had a significant impact on our business. In response to the telecommunications industry downturn and to reposition the Company to changing market requirements, the Company enacted four separate restructuring programs: the first in the third quarter of fiscal 2001 (the “fiscal 2001 restructuring”), the second in the first quarter of fiscal 2002 (the “first quarter fiscal 2002 restructuring”), the third in the fourth quarter of fiscal 2002 (the “fourth quarter fiscal 2002 restructuring”), and the fourth in the third quarter of fiscal 2005 (the “third quarter fiscal 2005 restructuring”). During fiscal 2002, as a result of the combined activity under all of the restructuring programs, the Company recorded a total net charge of $241.5 million, which was classified in the statement of operations as follows: cost of revenue - $91.7 million, operating expenses - $125.0 million, and non-operating expenses - $24.8 million. The originally recorded restructuring charges were subsequently reduced by credits totaling $14.6 million (cost of revenue - $10.8 million and operating expenses - $3.8 million). During fiscal 2003, due to various changes in estimates relating to the prior restructuring programs, the Company recorded a credit of $0.5 million classified as cost of revenue, and a net credit of $4.4 million classified as operating expenses. During the fourth quarter of fiscal 2004, the Company recorded a net charge of $0.3 million to operating expense resulting from changes in estimates relating to its restructuring programs. During fiscal 2005, due to changes in estimates relating to its restructuring programs, the Company recorded a net charge of $0.4 million to operating expense. In the event that other contingencies associated with the restructuring programs occur, or the estimates associated with the restructuring programs are revised, the Company may be required to record additional charges or credits against the reserves previously recorded for its restructuring programs.

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

Third Quarter Fiscal 2005 Restructuring:

During the third quarter of fiscal 2005, the Company enacted a fourth restructuring plan and reduced its workforce by approximately 20 employees due to a rationalization of certain R&D initiatives. The Company recorded a restructuring charge of $0.7 million that was comprised of expenses related to the workforce reduction and contract termination costs. As a result of the third quarter fiscal 2005 restructuring, the Company wrote down $0.2 million of certain development assets to their fair value based on the expected discounted cash flows they would generate over their remaining economic life. Due to the short remaining economic life and current market conditions for such assets, the fair value of these assets was estimated to be zero. The third quarter fiscal 2005 restructuring program was substantially completed during the first quarter of fiscal 2006.

As of January 28, 2006, the future restructuring cash payments for the fiscal 2001, the first quarter fiscal 2002, the fourth quarter fiscal 2002 and the third quarter fiscal 2005 restructuring programs of $6.9 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and potential legal matters.

The restructuring charges and related asset impairments recorded in the fiscal 2001, the first quarter fiscal 2002, the fourth quarter fiscal 2002 and the third quarter fiscal 2005 restructuring programs, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2005	Payments	Accrual Balance at January 28, 2006
Workforce reduction	$20,438	$1,816	$16,850	$1,739	$33	$8	$25
Facility consolidations and certain other costs	62,028	9,795	37,842	5,969	8,422	1,522	6,900
Inventory and asset write-downs	315,373	210,149	94,420	10,804	—	—	—
Losses on investments	24,845	24,845	—	—	—	—	—

Total	$422,684	$246,605	$149,112	$18,512	$8,455	$1,530	$6,925

9. Recent Accounting Pronouncements

In June 2005, the FASB issued FSP No. FAS 143-1, Accounting for Electronic Equipment Waste Obligations (“FSP143-1”). FSP 143-1 provides guidance in accounting for obligations associated with Directive 2002/96/EC (the “Directive”) on Waste Electrical and Electronic Equipment adopted by the European Union. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 6, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which we have significant operations. The Directive distinguished between “new” and “historical” waste. New waste relates to products put on the market after August 13, 2005. FSP 143-1 directs commercial users to apply the provisions of FASB Statement No. 143, Accounting for Asset Retirement Obligations, and the related FASB interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, for the measurement and recognition of the liability and asset retirement obligation associated with the historical waste management requirements of the Directive. Additionally, FSP 143-1 provides guidance for the accounting by producers for financial obligations of historical waste held by private households.

We adopted FAS 143-1 in the first quarter of fiscal 2006 and concluded that no significant liability had been incurred as of January 2, 2006. We are continuing to analyze the impact of the Directive and FSP 143-1, on our financial position and results of operations as additional EU member countries adopt the Directive.

Separate from the requirements of FSP 143-1, we believe that the internal cost of compliance with the Directive, and the liability associated with new waste obligations, which according to the Directive is to be borne solely by the producers of the new equipment, was not significant for the quarter and six months ended January 28, 2006, but could be significant in the future.

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

In January 2006, we entered into an Agreement of Settlement and Release to resolve a 2003 lawsuit that had been filed by a former component supplier against a company that we acquired. Under the terms of the agreement, the Company paid the supplier $1.0 million and the parties filed a stipulation of dismissal with prejudice in the underlying lawsuit. In the second quarter of fiscal 2006 we recorded $0.8 million as an operating expense with the remaining being charged to our existing reserve for contingencies.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. On a quarterly basis, the Company reviews its commitments and contingencies to reflect the effect of ongoing negotiations, settlements, rulings, advice of counsel, and other information and events pertaining to a particular case. We are also subject to potential tax liabilities associated with ongoing tax audits by various tax authorities. As a result, the Company has accrued $10.0 million as of January 28, 2006, associated with contingencies related to claims, litigation and other disputes and tax matters. While we believe the amounts accrued are adequate, any subsequent change in our estimates will be recorded at such time the change is probable and estimable.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation assumed under that guarantee. As of January 28, 2006, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations, indemnifications for intellectual property infringement claims and indemnifications for officers and directors.

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

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. These agreements may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount that may be paid under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular claim. The Company has incurred expenses under these agreements of $0.4 million and $0.2 million for the three month periods ended October 29, 2005 and January 28, 2006 respectively, on behalf of eligible persons for legal fees incurred by them in connection with the independent investigation conducted by the Audit Committee of the Board of Directors, the resulting restatement of previously issued financial statements and the subsequent review by the SEC of information and documentation related thereto. Due to the unique facts and circumstances involved in each particular situation, the Company has not recorded a liability for these agreements. The Company maintains insurance policies whereby certain payments made under the indemnification agreements may be recoverable subject to the terms and conditions provided in such policies.

Warranty Liability

The Company records a warranty liability for parts and labor on its products at the time revenue is recognized. Warranty periods are generally three years from date of shipment. The estimate of the warranty liability is based primarily on the Company’s historical experience in product failure rates and the expected material and labor costs to provide warranty services.

The following table summarizes the activity related to product warranty liability (in thousands):

	Three Months Ended		Six Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Beginning balance	$1,482	$1,978	$1,654	$2,017
Accruals for warranties during the period	303	224	711	443
Settlements	(101)	(278)	(110)	(523)
Adjustments related to preexisting warranties	(286)	162	(857)	149

Ending balance	$1,398	$2,086	$1,398	$2,086

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

Revenue for the second quarter of fiscal 2006 increased 40% to $20.8 million year over year and revenue for the six months ended January 28, 2006 increased 65% to $48.1 million year over year. Net income was $5.0 million and $11.9 million for the three and six months ended January 28, 2006 compared to net losses of $5.4 million and $13.2 million for the same periods ended January 29, 2005 and we have incurred a cumulative net loss of $826.7 million as of January 28, 2006. Although revenue and net income have improved, our customer base is highly concentrated and as a result, our revenue and results of operations may vary significantly from quarter to quarter.

Although we face challenges as a vendor focused exclusively on optical switching, we have made progress in improving our operating performance and securing new business in a difficult market environment. As we remain focused on improvements in the performance of our stand-alone optical switching business, our management and Board will continue to consider other strategic options that may serve to maximize shareholder value. These options include, but are not limited to (i) acquisitions of, or mergers or other combinations with, companies with either complementary technologies or in adjacent market segments, (ii) alliances with or a sale to another entity, and (iii) recapitalization alternatives, including stock buybacks, cash distributions or cash dividends.

Our total cash, cash equivalents and investments were $965.8 million at January 28, 2006. Included in this amount were cash and cash equivalents of $691.2 million. We intend to fund our operations, including fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments. We believe that, based on our business plans and current conditions, our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for the next twelve months. We also believe that our current cash, cash equivalents and investments will enable us to pursue the strategic and financial alternatives discussed above.

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

We continuously monitor the judgments, assumptions and estimates relating to the restructuring programs and, if these judgments, assumptions and estimates change, we may be required to record additional charges or credits against the reserves previously recorded for these restructuring programs. As of January 28, 2006, we had $6.9 million in accrued restructuring costs, consisting primarily of facility consolidation charges that will be paid over the respective lease terms through 2007.

Reserve for Contingencies

We are subject to various claims, litigation and other disputes, as well as potential liabilities associated with various tax matters. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals, if any, are based only on the most current and dependable information available at any given time. As additional information becomes available, we may reassess the potential liability from pending claims and litigation and the probability of claims being successfully asserted against us. As a result, we may revise our estimates related to these pending claims, litigation and other disputes and potential liabilities associated with various tax matters. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations, financial position and cash flows in the future. For further detail, see note 10 to our consolidated financial statements.

Stock-Based Compensation Expense

As of August 1, 2005, we account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.

Segment Information

The Company has determined that it conducts its operations in one business segment.

Results of Operations

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	January 28, 2006	January 29, 2005	Variance in Dollars	Variance in Percent	January 28, 2006	January 29, 2005	Variance in Dollars	Variance in Percent
Revenue
Product	$15,128	$11,225	$3,903	34.8%	$37,161	$22,164	$14,997	67.7%
Service	5,707	3,667	2,040	55.6%	10,972	6,943	4,029	58.0%

Total revenue	$20,835	$14,892	$5,943	39.9%	$48,133	$29,107	$19,026	65.4%

Total revenue increased for the three and six months ended January 28, 2006 compared to the same periods ended January 29, 2005. Product revenue consists primarily of sales of our optical networking products including the SN16000 and SN3000 optical switches. Product revenue increased for the three months ended January 28, 2006 compared to the same period ended January 29, 2005, primarily due to existing customers increasing the capacity of their networks. Product revenue increased for the six months ended January 28, 2006 compared to the same period ended January 29, 2005, primarily due to a significant shipment in the first quarter of fiscal 2006 that constituted the initial phase of a deployment and existing customers increasing the capacity of their networks. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue increased for the three and six months ended January 28, 2006 compared to the same periods ended January 29, 2005. The increases for both periods were primarily due to a higher level of installation services associated with customer deployments and to a lesser degree a higher base of maintenance.

For the second quarter of fiscal 2006, we had four customers who contributed 10% or more of our total revenue. International revenue represented 67% of our total revenue for the second quarter of fiscal 2006. We expect future revenue will continue to be highly concentrated in a relatively small number of customers and that international revenue will continue to represent a significant percentage of future revenue. Customer deployments in any given quarter may cause shifts in the percentage mix of domestic and international revenue. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially and adversely affect our business, financial condition and results of operations.

Gross profit

The following table presents gross profit for product and services, including non-cash stock-based compensation expense (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Gross profit:
Product	$6,846	$4,623	$18,259	$8,874
Service	3,260	1,789	5,881	3,089

Total	$10,106	$6,412	$24,140	$11,963

Gross profit:
Product	45.3%	41.2%	49.1%	40.0%
Service	57.1%	48.8%	53.6%	44.5%
Total	48.5%	43.1%	50.2%	41.1%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services and other fixed manufacturing costs. Product gross profit increased for the three and six months ended January 28, 2006 compared to the same periods ended January 29, 2005. The increase was primarily the result of a favorable product and customer mix and higher revenue. In the future, we believe that product gross profit may fluctuate due to pricing pressures resulting from intense competition for limited optical switching opportunities worldwide. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, shipment volume, overhead absorption, sales discounts, increases in labor costs, excess inventory and obsolescence charges, increases in component pricing or other material costs, the introduction of new products or the entry into new markets with different pricing and cost structures.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit increased for the three and six months ended January 28, 2006 compared to the same period ended January 29, 2005. The increase was primarily due to increased installation services and maintenance revenues. As most of our service cost of revenue is fixed, increases or decreases in revenue will have a significant impact on service gross profit. Service gross profit may be affected in future periods by various factors including, but not limited to, the change in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	January 28, 2006	January 29, 2005	Variance in Dollars	Variance in Percent	January 28, 2006	January 29, 2005	Variance in Dollars	Variance in Percent
Research and development	$7,377	$11,217	$(3,840)	(34)%	$15,090	$22,889	$(7,799)	(34)%
Sales and marketing	2,401	3,011	(610)	(20)%	5,038	6,155	(1,117)	(18)%
General and administrative	2,122	1,932	190	10%	5,020	4,180	840	20%
Stock-based compensation:
Research and development	511	229	282	123%	1,136	516	620	120%
Sales and marketing	251	32	219	684%	493	81	412	509%
General and administrative	303	45	258	573%	579	257	322	125%
Litigation settlement	750	—	750	100%	750	—	750	100%

Total operating expenses	$13,715	$16,466	$(2,751)	(17)%	$28,106	$34,078	$(5,972)	(18)%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses decreased for the three and six months ended January 28, 2006 compared to the same periods ended January 29, 2005. The decreases for both periods were primarily due to lower personnel-related expenses and lower project materials costs. We continue to focus our R&D investments on features and functionality targeted at existing and prospective customer requirements.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, customer evaluation inventory and other sales and marketing support expenses. Sales and marketing expenses decreased for the three and six months ended January 28, 2006 compared to the same periods ended January 29, 2005. The decreases for both periods were primarily due to lower personnel-related expenses and lower fixed expenses. Within our existing spend levels, we continue to reallocate sales and marketing resources to those geographic regions where we see the most attractive opportunities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate purposes. General and administrative expenses increased for the three and six months ended January 28, 2006 compared to the same period ended January 29, 2005. The increases for both periods were primarily due to increased professional and advisory fee expenses, including amounts for legal fees advanced to persons eligible to receive payments pursuant to the Company’s policies and practices of providing indemnification to officers and directors against certain liabilities occurring in connection with serving in such capacity.

Stock-Based Compensation Expense

Total stock-based compensation increased for the three and six months ended January 28, 2006 compared to the same period ended January 29, 2005. The increase was primarily due to the requirement to record stock-based compensation under SFAS 123R beginning August 1, 2005. Stock-based compensation expense for the three and six months ended January 29, 2005 was recorded in accordance with Accounting Principles Board Opinion (“APB”) No. 25.

Litigation Settlement

In January 2006, we entered into an Agreement of Settlement and Release to resolve a 2003 lawsuit that had been filed by a component supplier to a company that we acquired. Under the terms of the agreement, the Company paid the supplier $1.0 million and the parties filed a stipulation of dismissal with prejudice in the underlying lawsuit. In the second quarter of fiscal 2006 we recorded $0.8 million as an operating expense with the remaining being charged to our existing reserve for contingencies.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	January 28, 2006	January 29, 2005	Variance in Dollars	Variance In Percent	January 28, 2006	January 29, 2005	Variance in Dollars	Variance In Percent
Interest and other income, net	$8,726	$4,672	$4,054	87%	$16,156	$8,870	$7,286	82%

Interest and other income, net increased for the three and six months ended January 28, 2006 compared to the same periods ended January 29, 2005. The increase was primarily due to higher interest rates.

Income Tax Expense

During the three and six months ended January 28, 2006, the U.S. taxable income was offset by U.S. net operating loss carryforwards. The provision for income taxes for the three and six months ended January 28, 2006 consists of U.S. Alternative Minimum Taxes, state minimum taxes and foreign income taxes in profitable jurisdictions. The Company did not record a deferred tax benefit from the net operating loss incurred in the three and six months ended January 29, 2005.

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

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $965.8 million at January 28, 2006. Included in this amount were cash and cash equivalents of $691.2 million, compared to $508.3 million at July 31, 2005. The increase in cash and cash equivalents for the six months ended January 28, 2006 was attributable to cash provided by investing activities of $171.2 million, cash provided by financing activities of $7.8 million and cash provided by operating activities of $4.0 million.

Net cash provided by investing activities was $171.2 million for the six months ended January 28, 2006 and consisted of net maturities of investments partially offset by purchases of property and equipment.

Net cash generated by operating activities was $4.0 million for the six months ended January 28, 2006. Net income for the six months ended January 28, 2006 was $11.9 million and included significant non-cash charges including depreciation and amortization of $1.7 million and stock-based compensation of $2.9 million. Accounts receivable increased to $10.5 million at January 28, 2006 from $8.4 million at July 31, 2005. Days sales outstanding as of January 28, 2006 and July 31, 2005 was 46 days and 41 days, respectively. Our accounts receivable and days sales outstanding are impacted primarily by the timing of shipments, collections performance and timing of support contract renewals. Inventory levels decreased to $4.1 million at January 28, 2006 from $5.4 million at July 31, 2005. We continue to manage our inventory levels and the decrease was primarily due to the timing of receipts. Deferred revenue decreased to $6.2 million at January 28, 2006 from $10.3 million at July 31, 2005. The decrease is primarily due to a seasonally low quarter for maintenance contract renewals and the ongoing amortization of deferred maintenance revenue. Accrued expenses and other current liabilities decreased to $16.7 million at January 28, 2006 from $21.6 million at July 31, 2005. The decrease is primarily due to decreases in accrued compensation and accrued expenses.

Net cash provided by financing activities was $7.8 million for the six months ended January 28, 2006 and consisted of proceeds from employee stock plan activity.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $965.8 million at January 28, 2006. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities. At January 28, 2006, $232.7 million of investments with maturities of less than one year were classified as short-term investments. Based on our current expectations, we anticipate that some portion of our existing cash and cash equivalents and investments may continue to be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At January 28, 2006, more than 85% of our accounts receivable balance was attributable to four of our customers. As of January 28, 2006, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. We currently intend to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments.

As of January 28, 2006, the future restructuring cash payments of $6.9 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and potential legal matters.

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

At January 28, 2006, our off-balance sheet arrangements, which consist entirely of contractual commitments for operating leases and inventory purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years
Operating leases	$8,158	$6,786	$1,372	$—
Inventory purchase commitments	6,786	6,786	—	—

Total	$14,944	$13,572	$1,372	$—

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

In early 2001, the telecommunications industry began a severe decline which had a significant impact on our business. This decline and the resulting spending constraints in the optical networking market, which continued for several years, caused a decrease in the demand for our products which had an adverse impact on our revenue and profitability. In response to these adverse market conditions and to reposition the Company to changing market requirements, we enacted four separate restructuring programs through the third quarter of fiscal 2005, which reduced our cost structure and focused our business on our optical switching product portfolio. As a result of these restructuring programs we incurred net charges totaling $403.6 million, comprised as follows: $175.4 million of net charges related to excess inventory, $203.4 million of net charges for restructuring and related asset impairments, and $24.8 million of losses on investments. In order to remain competitive, we continue to maintain a significant cost structure relative to our revenue, particularly within the research and development organization which we believe is necessary to continue to provide innovative optical networking solutions to meet our current and prospective customers’ needs. Due to our decreased revenues, our restructuring programs and our decision to maintain a significant cost structure, we have incurred a cumulative net loss of $826.7 million at January 28, 2006. We expect that our decision to maintain a significant cost structure will require us to generate revenue above current levels in order to achieve and maintain profitability and as a result we may incur net losses. We cannot assure you that our revenue will increase or that we will generate sufficient revenue to achieve or sustain such profitability.

We face intense competition that could adversely affect our sales and profitability.

Service providers continue to limit their capital spending. Competition for limited optical switching opportunities is intense and continues to be dominated by large, incumbent equipment suppliers. Competition is based upon a combination of price, established customer relationships, broad product portfolios, large service and support teams, functionality and scalability. Large companies, such as Alcatel, Ciena, Cisco, Lucent, Nortel and Tellabs have historically dominated this market. Many of our competitors have longer operating histories and greater financial, technical, sales, marketing and manufacturing resources than we do and are able to devote greater resources to the research and development of new products. These competitors also have long standing existing relationships with our current and prospective customers. New competitors, such as Huawei and ZTE, have entered the optical networking market using the latest available technology in order to compete with our products. Our competitors may forecast market developments more accurately and could develop new technologies that compete with our products or even render our products obsolete. Moreover, these competitors have more diverse product lines which allow them the flexibility to price their products more aggressively.

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

Substantially all of our revenue is generated from a limited number of customers, and our success depends on increasing both direct sales and indirect sales through distribution channels to a limited number of service providers.

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

Our direct sales efforts primarily target service providers, many of which have already made significant investments in traditional optical networking infrastructures. In addition, we are utilizing established channel relationships with distribution partners including resellers, distributors and systems integrators for the sale of our products to service providers including the federal government. We have entered into agreements with several distribution partners, some of whom also sell products that compete with our products. We cannot be certain that we will be able to retain or attract distribution partners on a timely basis or at all, or that the distribution partners will devote adequate resources to selling our products. Since we have only limited experience in developing and managing such channels, the extent to which we will be successful is uncertain. If we are unable to develop and manage new channels of distribution to sell our products to service providers, or if our distribution partners are unable to convince service providers to deploy our optical networking solutions, our business, financial condition and results of operations will be materially adversely affected.

We may not continue to be successful in selling our products through established channels to the federal government.

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

As part of our business strategy, we consider acquisitions, strategic investments and business combinations including those in complementary companies, products or technologies, or in adjacent market segments and otherwise. We may consider such acquisitions to broaden our product portfolio, gain access to a particular customer base or market, or to take immediate advantage of a strategic opportunity. In the event of an acquisition, we may:

•	issue stock that would dilute our current stockholders’ holdings;

•	consume cash, which would reduce the amount of cash available for other purposes;

•	incur debt or assume liabilities;

•	increase our ongoing operating expenses and level of capital expenditures;

•	record goodwill and non-amortizable intangible assets subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs; or

•	become subject to litigation.

Our ability to achieve the benefits of any acquisition, will also involve numerous risks, including:

•	problems combining the purchased operations, technologies or products;

•	unanticipated costs or liabilities;

•	diversion of management’s attention from other business issues and opportunities;

•	adverse effects on existing business relationships with suppliers and customers;

•	problems entering markets in which we have no or limited prior experience;

•	problems with integrating employees and potential loss of key employees; and

•	additional regulatory compliance issues.

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

We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union member countries. For example, the European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive 2002/95/EC (“RoHS”). RoHS prohibits the use of certain substances, including lead, in certain products, including hard disk drives, put on the market after July 1, 2006. Similar legislation may be enacted in other locations where we sell our products. The European Union has also enacted the Waste Electrical and Electronic Equipment Directive 2002/96/EC, which makes producers responsible for financing the collection, treatment, recovery and disposal of specified equipment placed in the relevant market after August 13, 2005. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our component suppliers also comply on a timely basis with such laws and regulations. If alternative components are not readily available or commercially feasible we may be forced to discontinue selling certain products. If we are not in compliance with such legislation, our customers may refuse to purchase our products, which would have a materially adverse effect on our business, financial condition and results of operations.

We could incur substantial costs in connection with our compliance with such environmental laws and regulations, and we could also be subject to governmental fines and liability to our customers if we were found to be in violation of these laws. If we have to make significant capital expenditures to comply with environmental laws, or if we are subject to significant expenses in connection with a violation of these laws, our financial condition or operating results could suffer.

Our business is subject to risks from international operations.

International sales represented 67% of total revenue for the second quarter of fiscal 2006 and we have a substantial international customer base. We are subject to foreign exchange translation risk to the extent that our revenue is denominated in currencies other than the U.S. dollar. Doing business internationally requires significant management attention and financial resources to successfully develop direct and indirect sales channels and to support customers in international markets. We may not be able to maintain or expand international market demand for our products.

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

We face certain litigation risks.

We are the defendant in a class action securities lawsuit and a party to other litigation and claims in the normal course of our business. Litigation is by its nature uncertain and there can be no assurance that the ultimate resolution of such claims will not exceed the amounts accrued for such claims, if any. Litigation can be expensive, lengthy, and disruptive to normal business operations. An unfavorable resolution of a legal matter could have a material adverse affect on our business, operating results, or financial condition. For additional information regarding certain lawsuits and other disputes in which we are involved, see Part II, Item 1 - “Legal Proceedings”.

The findings of the independent investigation and the resulting restatements of previously issued financial statements may result in shareholder litigation and formal inquiries or other actions by government agencies.

The independent investigation conducted under the direction of the Audit Committee of our Board of Directors has been completed and the necessary adjustments have been made in our restatements. It is possible that the restatements could result in the occurrence of certain events, including shareholder litigation or formal inquiries or other actions by government agencies. Such litigation or inquiries could result in considerable legal expenses, could require the utilization of significant time and resources and could adversely affect our business and the results of operations and financial condition, including the price of our common stock. The Securities and Exchange Commission has requested that the Company voluntarily provide certain information, including documentation gathered or created during the independent investigation, and the Company has agreed to provide such information and documentation. There can be no assurances as to what, if any, further action may be taken with respect to this matter by the Securities and Exchange Commission or other government agencies or what effect such actions may have on the Company.

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

Adverse outcomes resulting from examination of our tax returns could adversely affect our results.

We are subject to the continuous examination of our tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provisions. There can be no assurances that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

As of January 28, 2006, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 36% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at January 28, 2006, the fair value of the portfolio would decline by approximately $0.7 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business has become increasingly global, with international revenue representing 63% of total revenue in fiscal 2005, and 78% of revenue in the first six months of fiscal 2006. We expect that international sales may continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our financial results, although to date the impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 28, 2006. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. These inherent limitations include the fact that there are resource constraints, and that the benefits of controls must be considered relative to their costs. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2006, we entered into an Agreement of Settlement and Release to resolve a 2003 lawsuit that had been filed by a former component supplier against a company that we acquired. Under the terms of the agreement, the Company paid the supplier $1.0 million and the parties filed a stipulation of dismissal with prejudice in the underlying lawsuit. In the second quarter of fiscal 2006 we recorded $0.8 million as an operating expense with the remaining being charged to our existing reserve for contingencies.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. On a quarterly basis, the Company reviews its commitments and contingencies to reflect the effect of ongoing negotiations, settlements, rulings, advice of counsel, and other information and events pertaining to a particular case. We are also subject to potential tax liabilities associated with ongoing tax audits by various tax authorities. As a result, the Company has accrued $10.0 million as of January 28, 2006, associated with contingencies related to claims, litigation and other disputes and tax matters. While we believe the amounts accrued are adequate, any subsequent change in our estimates will be recorded at such time the change is probable and estimable.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting held on December 19, 2005, the stockholders of the Company elected the following nominees, each to serve for a three-year term as a Class III Director and until their respective predecessors are elected and qualified:

Nominees	For	Withheld
Daniel E. Smith	256,273,498	753,536
Paul W. Chisholm	256,303,669	723,365

Gururaj Deshpande, Timothy A. Barrows, Paul J. Ferri and John W. Gerdelman also continued as directors of the Company after the Annual Meeting.

At the same Annual Meeting, the stockholders of the Company ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2006 by the following vote:

For	Against	Abstention
256,458,711	511,304	57,019

Item 6. Exhibits

Exhibits:

(a) List of Exhibits

Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (2)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sycamore Networks, Inc.

/s/ Richard J. Gaynor
Richard J. Gaynor
Chief Financial Officer,
Vice President, Finance and Administration,
Secretary and Treasurer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: February 21, 2006