Form 10-Q
period 2006-04-29
SYCAMORE NETWORKS INC
filed 2006-05-23
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares outstanding of the Registrant’s Common Stock as of May 12, 2006 was 278,823,272.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	April 29, 2006	July 31, 2005
Assets
Current assets:
Cash and cash equivalents	$372,649	$508,281
Short-term investments	518,861	446,258
Accounts receivable, net of allowance for doubtful accounts of $4,132 at April 29, 2006 and July 31, 2005	23,175	8,384
Inventories	4,899	5,445
Prepaids and other current assets	4,145	3,812

Total current assets	923,729	972,180

Property and equipment, net	8,109	8,437
Long-term investments	79,313	496
Other assets	835	950

Total assets	$1,011,986	$982,063

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,094	$2,144
Accrued compensation	2,107	3,640
Accrued warranty	1,234	1,654
Accrued expenses	2,380	4,209
Accrued restructuring costs	3,001	8,455
Reserve for contingencies	10,032	10,282
Deferred revenue	7,201	8,700
Other current liabilities	2,086	1,850

Total current liabilities	32,135	40,934

Long term deferred revenue	2,483	1,584

Total liabilities	34,618	42,518
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 2,500,000 shares authorized; 278,724 and 276,046 shares issued at April 29, 2006 and July 31, 2005, respectively	279	276
Additional paid-in capital	1,793,997	1,780,243
Accumulated deficit	(816,152)	(838,533)
Deferred compensation	—	(35)
Accumulated other comprehensive loss	(756)	(2,406)

Total stockholders’ equity	977,368	939,545

Total liabilities and stockholders’ equity	$1,011,986	$982,063

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Revenue:
Product	$18,872	$14,314	$56,033	$36,478
Service	4,072	3,534	15,044	10,477

Total revenue	22,944	17,848	71,077	46,955

Cost of revenue:
Product	7,539	7,080	26,441	20,369
Service	1,866	1,801	6,957	5,656

Total cost of revenue.	9,405	8,881	33,398	26,025

Gross profit	13,539	8,967	37,679	20,930

Operating expenses:
Research and development	7,975	10,867	24,201	34,272
Sales and marketing	2,951	2,658	8,482	8,893
General and administrative	2,294	2,056	7,893	6,494
Litigation settlement	—	—	750	—
Reserve for contingencies	—	10,282	—	10,282
Restructuring charges and related asset impairments	—	679	—	679

Total operating expenses	13,220	26,542	41,326	60,620

Income (loss) from operations	319	(17,575)	(3,647)	(39,690)
Interest and other income, net	10,564	5,595	26,720	14,465

Income (loss) before income taxes	10,883	(11,980)	23,073	(25,225)
Income tax expense	362	—	692	—

Net income (loss)	$10,521	$(11,980)	$22,381	$(25,225)

Net income (loss) per share:
Basic	$0.04	$(0.04)	$0.08	$(0.09)
Diluted	$0.04	$(0.04)	$0.08	$(0.09)

Weighted average shares outstanding:
Basic	278,560	275,325	277,423	274,773
Diluted	282,491	275,325	280,886	274,773

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	April 29, 2006	April 30, 2005
Cash flows from operating activities:
Net income (loss)	$22,381	$(25,225)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,885	3,773
Stock-based compensation	4,745	1,395
Loss on disposal of property and equipment	178	—
Adjustments to provision for excess and obsolete inventory	(629)	—
Restructuring charges and related asset impairment	—	169
Changes in operating assets and liabilities:
Accounts receivable	(14,791)	(3,886)
Inventories	1,940	(708)
Prepaids and other current assets	(1,144)	(499)
Deferred revenue	(600)	3,797
Accounts payable	1,950	(2,766)
Accrued expenses and other current liabilities	(3,796)	10,335
Accrued restructuring costs	(5,454)	(2,185)

Net cash provided by (used in) operating activities	7,665	(15,800)

Cash flows from investing activities:
Purchases of property and equipment	(3,500)	(2,100)
Purchases of investments	(883,627)	(102,779)
Maturities of investments	733,857	591,792
Decrease in other assets	115	675

Net cash (used in) provided by investing activities	(153,155)	487,588

Cash flows from financing activities:
Proceeds from issuance of common stock	9,858	5,026

Net cash provided by financing activities	9,858	5,026

Net (decrease) increase in cash and cash equivalents	(135,632)	476,814
Cash and cash equivalents, beginning of period	508,281	45,430

Cash and cash equivalents, end of period	$372,649	$522,244

Supplemental disclosure of cash flow information:
Income taxes paid	$226	$—

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

2. Basis of Presentation

The accompanying financial data as of April 29, 2006 and for the three and nine months ended April 29, 2006 and April 30, 2005 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 filed with the SEC. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

In the opinion of management, all adjustments necessary to present a fair statement of financial position as of April 29, 2006 and results of operations and cash flows for the periods ended April 29, 2006 and April 30, 2005 have been made. The results of operations and cash flows for the period ended April 29, 2006 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods, actual results may differ. Significant estimates and judgments relied upon in preparing these financial statements include revenue recognition, allowance for doubtful accounts, inventory allowance, valuation of investments, warranty obligations, stock-based compensation, restructuring liabilities and asset impairments, litigation and other contingencies. Estimates, judgments, and assumptions are reviewed periodically by management and the effects of revisions are reflected in the consolidated financial statements in the period in which they are made.

3. Stock-Based Compensation

On August 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to August 1, 2005, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended	Nine Months Ended
	April 29, 2006
Cost of product revenue	$75	$158
Cost of service revenue	106	678
Research and development	825	1,961
Sales and marketing	417	910
General and administrative	459	1,038

Share-based compensation expense before tax	1,882	4,745
Income tax benefit	(63)	(138)

Net compensation expense	$1,819	$4,607

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three and nine months ended April 29, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended	Nine Months Ended
	April 29, 2006
Expected option term (1)	6.5	6.5
Expected volatility factor (2)	59%	61%
Risk-free interest rate (3)	5.0%	4.6%
Expected annual dividend yield	0%	0%

(1)	The option term was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company did not recognize compensation expense for employee share-based awards for the three and nine months ended April 30, 2005, when the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant. The Company did recognize compensation expense under APB 25 relating to certain stock options and restricted stock with exercise prices below fair market value on the date of grant.

The Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income and earnings per share for the three and nine months ended April 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards (in thousands).

	Three Months Ended	Nine Months Ended
	April 30, 2005
Net loss as reported:	$(11,980)	$(25,225)
Stock-based compensation expense included in reported net loss under APB 25	339	1,395
Stock-based compensation expense that would have been included in reported net loss if the fair value provisions of FAS 123 had been applied to all awards	(6,036)	(52,595)

Pro forma net loss	$(17,677)	$(76,425)

Basic and diluted net loss per share:
As reported	$(0.04)	$(0.09)
Pro forma	$(0.06)	$(0.28)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended	Nine Months Ended
	April 30, 2005
Expected option term	5 years	5 years
Expected volatility factor	82%	90%
Risk-free interest rate	4.0%	3.4%
Expected annual dividend yield	0%	0%

Stock Incentive Plans

The Company currently has three primary stock incentive plans: the 1998 Stock Incentive Plan (the “1998 Plan”), the 1999 Stock Incentive Plan (the “1999 Plan”) and the Sirocco 1998 Stock Option Plan (the “Sirocco 1998 Plan”). A total of 145,059,990 shares of common stock have been reserved for issuance under these plans. The 1999 Plan is the only one of the three primary plans under which new awards are currently being issued. The total amount of shares that may be issued under the 1999 Plan is the remaining shares to be issued under the 1998 Plan, plus 25,000,000 shares, plus an annual increase equal to the lesser of (i) 18,000,000 shares, (ii) 5% of the outstanding shares on August 1 of each year, or (iii) a lesser number as determined by the Board. The plans provide for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors, consultants and advisors of the Company. No participant may receive any award, or combination of awards, for more than 1,500,000 shares in any calendar year. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant. The Board determines the term of each option, the option exercise price, and the vesting terms. Stock options generally expire ten years from the date of grant and vest over three to five years.

All employees who have been granted options by the Company under the 1998 and 1999 Plans are eligible to elect immediate exercise of all such options. However, shares obtained by employees who elect to exercise prior to the original option vesting schedule are subject to the Company’s right of repurchase, at the option exercise price, in the event of termination. The Company’s repurchase rights lapse at the same rate as the shares would have become vested under the original vesting schedule. As of April 29, 2006, there were no shares related to immediate option exercises subject to repurchase by the Company through fiscal 2006.

The Company also has a Non-Employee Director Option Plan (“the Director Plan”) under which a total of 2,220,000 shares of common stock have been reserved for issuance. As of August 1st of each year, the aggregate number of common shares available for the grant of options under the Director Plan is automatically increased by the number of common shares necessary to cause the total number of common shares available for grant to be 1,500,000. Each non-employee director is granted an option to purchase 90,000 shares which vests over three years upon their initial appointment as a director, and immediately following each annual meeting of stockholders, each non-employee director is automatically granted an option to purchase 30,000 shares which vests in one year.

Stock option activity under all of the Company’s stock plans since July 31, 2004 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at July 31, 2004	30,846,472	$6.95	7.5

Options granted	1,626,500	3.77
Options exercised	(1,595,084)	2.65
Options canceled	(4,192,193)	7.15

Outstanding at July 31, 2005	26,685,695	$6.98	6.6

Options granted	637,750	4.29
Options exercised	(2,677,318)	3.38
Options canceled	(2,898,739)	10.64

Outstanding at April 29, 2006	21,747,388	$6.85	6.0

Options exercisable at end of period	21,747,388

Weighted average fair value of options granted	$2.68

The following table summarizes information about stock options outstanding at April 29, 2006:

	Options Outstanding			Vested Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$ 0.11 - $ 3.33	3,555,928	5.0	$2.43	3,009,428	$2.37
$ 3.34 - $ 3.77	7,417,820	7.0	$3.56	5,999,403	$3.53
$ 3.79 - $ 4.87	2,755,383	7.4	$4.12	1,438,006	$4.19
$ 4.89 - $ 4.89	4,463,584	5.7	$4.89	4,463,584	$4.89
$ 4.91 - $154.00	3,554,673	4.3	$22.73	3,500,429	$23.00

$ 0.11 - $154.00	21,747,388	6.0	$6.85	18,410,850	$7.42

The aggregate intrinsic value of outstanding options as of April 29, 2006 was $18.1 million, of which $14.8 million were vested. The intrinsic value of options exercised during the three and nine months ended April 29, 2006 were $0.7 million and $2.5 million, respectively.

The following table summarizes the status of the Company’s nonvested restricted shares since July 31, 2005:

	Number of Shares	Weighted Average Fair Value
Nonvested at July 31, 2005	1,432	$7.54
Granted	—	—
Vested	1,110	7.54
Forfeited	—	—

Nonvested at April 29, 2006	322	$7.54

As of April 29, 2006, there was $7.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.2 years.

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

The following table sets forth the computation of basic and diluted net income (loss) per share

(in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Numerator:
Net income (loss)	$10,521	$(11,980)	$22,381	$(25,225)

Denominator:
Weighted-average shares of common stock outstanding	278,560	275,362	277,423	274,849
Weighted-average shares subject to repurchase	—	(37)	—	(76)

Shares used in per-share calculation – basic	278,560	275,325	277,423	274,773

Weighted-average shares of common stock outstanding	278,560	275,325	277,423	274,773
Weighted common stock equivalents	3,931	—	3,463	—

Shares used in per-share calculation – diluted	282,491	275,325	280,886	274,773

Net income (loss) per share:
Basic	$0.04	$(0.04)	$0.08	$(0.09)

Diluted	$0.04	$(0.04)	$0.08	$(0.09)

Options to purchase 10.1 million and 11.7 million shares of common stock were not included in the calculation of diluted net income per share for the three and nine months ended April 29, 2006 because the sum of the option exercise proceeds, including the unrecognized compensation and unrecognized future tax benefit, exceeded the average stock price and therefore would be antidilutive. Options to purchase 28.2 million shares of common stock, at an average exercise price of $6.89 have not been included in the computation of diluted net loss per share for the three and nine months ended April 30, 2005 as their effect would have been anti-dilutive.

5. Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of April 29, 2006 and July 31, 2005, investments consisted of (in thousands):

April 29, 2006:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Government securities	$594,458	$30	$(752)	$593,736
Commercial paper	4,438	—	—	4,438

Total	$598,896	$30	$(752)	$598,174

July 31, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Government securities	$428,339	$—	$(2,374)	$425,965
Commercial paper	20,821	—	(32)	20,789

Total	$449,160	$—	$(2,406)	$446,754

6. Inventories

Inventories consisted of the following (in thousands):

	April 29, 2006	July 31, 2005
Raw materials	$700	$889
Work in process	1,586	1,221
Finished goods	2,613	3,335

Total	$4,899	$5,445

7. Comprehensive Income (Loss)

The components of comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Net income (loss)	$10,521	$(11,980)	$22,381	$(25,225)
Unrealized gain (loss) on investments, net of taxes of $3 and $42 for the three and nine months ended April 29, 2006, respectively	99	191	1,607	(268)

Comprehensive income (loss)	$10,620	$(11,789)	$23,988	$(25,493)

8. Restructuring Charges and Related Asset Impairments

In fiscal 2001, the telecommunications industry began a severe decline which had a significant impact on our business. In response to the telecommunications industry downturn and to reposition the Company to changing market requirements, the Company enacted four separate restructuring programs: the first in the third quarter of fiscal 2001 (the “fiscal 2001 restructuring”), the second in the first quarter of fiscal 2002 (the “first quarter fiscal 2002 restructuring”), the third in the fourth quarter of fiscal 2002 (the “fourth quarter fiscal 2002 restructuring”), and the fourth in the third quarter of fiscal 2005 (the “third quarter fiscal 2005 restructuring”). During fiscal 2002, as a result of the combined activity under all of the restructuring programs, the Company recorded a total net charge of $241.5 million, which was classified in the statement of operations as follows: cost of revenue - $91.7 million, operating expenses - $125.0 million, and non-operating expenses - $24.8 million. The originally recorded restructuring charges were subsequently reduced by credits totaling $14.6 million (cost of revenue - $10.8 million and operating expenses - $3.8 million). During fiscal 2003, due to various changes in estimates relating to the prior restructuring programs, the Company recorded a credit of $0.5 million classified as cost of revenue, and a net credit of $4.4 million classified as operating expenses. During the fourth quarter of fiscal 2004, the Company recorded a net charge of $0.3 million to operating expense resulting from changes in estimates relating to its restructuring programs. During fiscal 2005, due to changes in estimates relating to its restructuring programs, the Company recorded a net charge of $0.4 million to operating expense. During the third quarter of fiscal 2006, the Company exercised an early lease termination option on a fully reserved facility, resulting in a cash payment of approximately $3.2 million. The Company will continue to make payments on this lease until its termination in the third quarter of fiscal 2007. In the event that other contingencies associated with the restructuring programs occur, or the estimates associated with the restructuring programs are revised, the Company may be required to record additional charges or credits against the reserves previously recorded for its restructuring programs.

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

As of April 29, 2006, the future restructuring cash payments for the fiscal 2001, the first quarter fiscal 2002, the fourth quarter fiscal 2002 and the third quarter fiscal 2005 restructuring programs of $3.0 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and potential legal matters.

The restructuring charges and related asset impairments recorded in the fiscal 2001, the first quarter fiscal 2002, the fourth quarter fiscal 2002 and the third quarter fiscal 2005 restructuring programs, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2005	Payments	Accrual Balance at April 29, 2006
Workforce reduction	$20,438	$1,816	$16,850	$1,739	$33	$8	$25
Facility consolidations and certain other costs	62,028	9,795	37,842	5,969	8,422	5,446	2,976
Inventory and asset write-downs	315,373	210,149	94,420	10,804	—	—	—
Losses on investments	24,845	24,845	—	—	—	—	—

Total	$422,684	$246,605	$149,112	$18,512	$8,455	$5,454	$3,001

9. Merger Agreement with Allen Organ Company to acquire Eastern Research, Inc.

On April 12, 2006, the Company entered into a definitive agreement with Allen Organ Company to acquire its wholly owned subsidiary Eastern Research, Inc. for a purchase price of approximately $92.5 million, consisting of $8 million in cash and approximately 17.8 million shares of our common stock, subject to certain closing conditions and collar provisions. The transaction is subject to certain closing conditions, including but not limited to, approval by the shareholders of Allen Organ Company, Sycamore’s registration statement being declared effective by the Securities and Exchange Commission and any other required regulatory approvals. The transaction is expected to close in the summer of 2006.

10. Recent Accounting Pronouncements

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

We adopted FAS 143-1 in the first quarter of fiscal 2006 and concluded that no significant liability had been incurred as of April 29, 2006. We are continuing to analyze the impact of the Directive and FSP 143-1, on our financial position and results of operations as additional EU member countries adopt the Directive.

Separate from the requirements of FSP 143-1, we believe that the internal cost of compliance with the Directive, and the liability associated with new waste obligations, which according to the Directive is to be borne solely by the producers of the new equipment, was not significant for the three and nine months ended April 29, 2006, but could be significant in the future.

11. Commitments and Contingencies

Litigation

Beginning on July 2, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors (the “Individual Defendants”) and the underwriters for the Company’s initial public offering on October 21, 1999. Some of the complaints also include the underwriters (the “Underwriter Defendants”) for the Company’s follow-on offering on March 14, 2000. The complaints were consolidated into a single action and an amended complaint was filed on April 19, 2002. The amended complaint, which is the operative complaint, was filed on behalf of persons who purchased the Company’s common stock between October 21, 1999 and December 6, 2000. The amended complaint alleges claims against the Company, several of the Individual Defendants and the underwriters for violations under Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), primarily based on the assertion that the Company’s lead underwriters, the Company and several of the Individual Defendants made material false and misleading statements in the Company’s Registration Statements and Prospectuses filed with the Securities and Exchange Commission, or the SEC, in October 1999 and March 2000 because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the Company’s public offerings and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. It also alleges claims against the Company, the Individual Defendants and the underwriters under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), primarily based on the assertion that the Company’s lead underwriters, the Company and the Individual Defendants defrauded investors by participating in a fraudulent scheme and by making materially false and misleading statements and omissions of material fact during the period in question. The amended complaint seeks damages in an unspecified amount.

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

On October 9, 2002, the court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and Section 20(a) claims without prejudice, because these claims were asserted only against the Individual Defendants. On October 13, 2004, the court denied the certification of a class in the action against the Company with respect to the Section 11 claims alleging that the defendants made material false and misleading statements in the Company’s Registration Statement and Prospectuses. The certification was denied because no class representative purchased shares between the date of the initial public offering and January 19, 2000 (the date unregistered shares entered the market), and thereafter suffered a loss on the sale of those shares. The court certified a class in the action against the Company with respect to the Section 10(b) claims alleging that the Company and the Individual Defendants defrauded investors by participating in a fraudulent scheme and by making materially false and misleading statements and omissions of material fact during the period in question. The Underwriter Defendants sought leave to appeal this class certification decision and the United States Court of Appeals for the Second Circuit has accepted the appeal.

The Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately three hundred issuer defendants and the individual defendants currently or formerly associated with those companies approved a settlement and related agreements (the “Settlement Agreement”) which set forth the terms of a settlement between these parties. Among other provisions, the Settlement Agreement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful and for the Company to undertake certain responsibilities, including agreeing to assign away, not assert, or release, certain potential claims the Company may have against its underwriters. In addition, no payments will be required by the issuer defendants under the Settlement Agreement to the extent plaintiffs recover at least $1 billion from the Underwriter Defendants, who are not parties to the Settlement Agreement. To the extent that plaintiffs recover less than $1 billion from the underwriter defendants, the approximately three-hundred issuer defendants are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the Settlement Agreement will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers. The Company’s insurance carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by the plaintiffs. Therefore, we do not expect that the Settlement Agreement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers should arise, the Company’s maximum financial obligation to plaintiffs pursuant to the Settlement Agreement would be less than $3.4 million. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement for a settlement for $425 million. The JPMorgan Chase settlement has not yet been approved by the Court. However, if it is approved, the maximum amount that the issuers’ insurers will be potentially liable for is $575 million and Sycamore’s maximum financial obligation to the plaintiffs pursuant to the Settlement Agreement would be less than $2 million.

On February 15, 2005, the Court granted preliminary approval of the Settlement Agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the Underwriter Defendants submitted objections to the settlement to the Court. The Court held a hearing regarding these and other objections to the settlement at a fairness hearing on April 24, 2006, but it has not yet issued a ruling. There is no assurance that the court will grant final approval to the settlement. If the Settlement Agreement is not approved and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

On June 7, 2005, the Company announced an independent investigation under the direction of the Audit Committee of its Board of Directors related to certain stock options granted during the calendar years 1999 to 2001 that were erroneously accounted for under GAAP. The independent investigation was completed in August 2005 and we subsequently restated our financial results for fiscal years 2000 through 2004 and for the first two quarters of fiscal 2005. Prior to our June announcement, the Company had initiated a meeting with the staff of the SEC to advise them as to the matters under investigation and has voluntarily provided certain information, including documentation gathered or created during the independent investigation to the SEC. On May 19, 2006, the staff of the SEC informed the Company that the SEC has commenced a formal investigation related to these matters. The Company intends to continue to cooperate fully with the SEC regarding this matter. Such formal investigation could result in considerable legal expenses and could require the utilization of significant time and resources. There can be no assurances as to what effect such investigation may have on the Company.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. On a quarterly basis, the Company reviews its commitments and contingencies to reflect the effect of ongoing negotiations, settlements, rulings, advice of counsel, and other information and events pertaining to a particular case. We are also subject to potential tax liabilities associated with ongoing tax audits by various tax authorities. As a result, the Company has accrued $10.0 million as of April 29, 2006, associated with contingencies related to claims, litigation and other disputes and tax matters. While we believe the amounts accrued are adequate, any subsequent change in our estimates will be recorded at such time the change is probable and estimable.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation assumed under that guarantee. As of April 29, 2006, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations, indemnifications for intellectual property infringement claims and indemnifications for officers and directors.

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

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. It is not possible to determine the maximum potential amount that may be paid under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular claim. The Company has incurred expenses under these agreements of $0.1 million and $0.7 million for the three and nine month periods ended April 29, 2006 respectively, on behalf of eligible persons for legal fees incurred by them in connection with the independent investigation conducted by the Audit Committee of the Board of Directors, the resulting restatement of previously issued financial statements and the subsequent inquiry by the SEC of information and documentation related thereto. Due to the Company’s inability to estimate its liabilities in connection with these agreements, the Company has not recorded a liability for these agreements. The Company maintains insurance policies whereby certain payments may be recoverable subject to the terms and conditions provided in such policies.

Warranty Liability

The Company records a warranty liability for parts and labor on its products at the time revenue is recognized. Warranty periods are generally three years from date of shipment. The estimate of the warranty liability is based primarily on the Company’s historical experience in product failure rates and the expected material and labor costs to provide warranty services.

The following table summarizes the activity related to product warranty liability (in thousands):

	Three Months Ended		Nine Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Beginning balance	$1,398	$2,086	$1,654	$2,017
Accruals for warranties during the period	258	286	969	730
Settlements	(203)	(151)	(313)	(674)
Adjustments related to preexisting warranties	(219)	(232)	(1,076)	(84)

Ending balance	$1,234	$1,989	$1,234	$1,989

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

Revenue for the third quarter of fiscal 2006 increased 29% to $22.9 million year over year and revenue for the nine months ended April 29, 2006 increased 51% to $71.1 million year over year. Net income was $10.5 million and $22.4 million for the three and nine months ended April 29, 2006, respectively, compared to net losses of $12.0 million and $25.2 million for the same periods ended April 30, 2005, respectively, and we have incurred a cumulative net loss of $816.2 million as of April 29, 2006. Although revenue and net income have improved, our customer base is highly concentrated and as a result, our revenue and results of operations may vary significantly from quarter to quarter.

Although we face challenges as a vendor focused exclusively on optical switching, we have made progress in improving our operating performance and securing new business in a difficult market environment. As we remain focused on improvements in the performance of our stand-alone optical switching business, our management and Board will continue to consider other strategic options that may serve to maximize shareholder value. These options include, but are not limited to (i) acquisitions of, or mergers or other combinations with, companies with either complementary technologies or in adjacent market segments, (ii) alliances with another entity, and (iii) recapitalization alternatives, including stock buybacks, cash distributions or cash dividends.

On April 12, 2006, we entered into a definitive agreement with Allen Organ Company to acquire its wholly owned subsidiary Eastern Research, Inc. for a purchase price of approximately $92.5 million, consisting of $8 million in cash and approximately 17.8 million shares of our common stock, subject to certain closing conditions and collar provisions. We believe that the addition of Eastern Research’s products and technology positions Sycamore to diversify and increase its customer base, expand its addressable market, and broaden its customer offerings by extending Sycamore’s intelligent networking capabilities to a complementary suite of proven access solutions. The transaction is subject to certain closing conditions, including but not limited to, approval by the shareholders of Allen Organ Company, Sycamore’s registration statement being declared effective by the Securities and Exchange Commission and any other required regulatory approvals. We expect the transaction to close in the summer of 2006.

Our total cash, cash equivalents and investments were $970.8 million at April 29, 2006. Included in this amount were cash and cash equivalents of $372.6 million. We intend to fund our operations, including fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments. We believe that, based on our business plans and current conditions, our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for the next twelve months. We also believe that our current cash, cash equivalents and investments will enable us to pursue the strategic and financial alternatives discussed above.

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

We continuously monitor the judgments, assumptions and estimates relating to the restructuring programs and, if these judgments, assumptions and estimates change, we may be required to record additional charges or credits against the reserves previously recorded for these restructuring programs. During the third quarter of fiscal 2006, the Company exercised an early lease termination option on a fully reserved facility, resulting in a cash payment of approximately $3.2 million. The Company will continue to make payments on this lease until its termination in the third quarter of fiscal 2007. As of April 29, 2006, we had $3.0 million in accrued restructuring costs, consisting primarily of facility consolidation charges that will be paid over the respective lease terms through 2007.

Reserve for Contingencies

We are subject to various claims, litigation and other disputes, as well as potential liabilities associated with various tax matters. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals, if any, are based only on the most current and dependable information available at any given time. As additional information becomes available, we may reassess the potential liability from pending claims and litigation and the probability of claims being successfully asserted against us. As a result, we may revise our estimates related to these pending claims, litigation and other disputes and potential liabilities associated with various tax matters. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations, financial position and cash flows in the future. For further detail, see note 11 to our consolidated financial statements.

Stock-Based Compensation Expense

As of August 1, 2005, we account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment”. We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.

Segment Information

The Company has determined that it conducts its operations in one business segment.

Results of Operations

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	April 29, 2006	April 30, 2005	Variance in Dollars	Variance in Percent	April 29, 2006	April 30, 2005	Variance in Dollars	Variance in Percent
Revenue
Product	$18,872	$14,314	$4,558	32%	$56,033	$36,478	$19,555	54%
Service	4,072	3,534	538	15%	15,044	10,477	4,567	44%

Total revenue	$22,944	$17,848	$5,096	29%	$71,077	$46,955	$24,122	51%

Total revenue increased for the three and nine months ended April 29, 2006 compared to the same periods ended April 30, 2005. Product revenue consists primarily of sales of our optical networking products including the SN 16000 and SN 3000 optical switches. Product revenue increased for the three months ended April 29, 2006 compared to the same period ended April 30, 2005, primarily due to existing customers increasing the capacity of their networks and a significant sale of spares to an existing customer. Product revenue increased for the nine months ended April 29, 2006 compared to the same period ended April 30, 2005, primarily due to existing customers increasing the capacity of their networks, a significant new customer shipment in the first quarter of fiscal 2006 and a significant sale of spares to an existing customer. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue increased for the three months ended April 29, 2006 compared to the same period ended April 30, 2005, primarily due to a higher base of maintenance, partially offset by a lower level of installation services. Service revenue increased for the nine months ended April 29, 2006 compared to the same period ended April 30, 2005, primarily due to a higher level of installation services associated with customer deployments and to a lesser degree a higher base of maintenance.

For the third quarter of fiscal 2006, we had two customers who contributed 10% or more of our total revenue. International revenue represented 59% of our total revenue for the third quarter of fiscal 2006. We expect future revenue will continue to be highly concentrated in a relatively small number of customers and that international revenue will continue to represent a significant percentage of future revenue. Customer deployments in any given quarter may cause shifts in the percentage mix of domestic and international revenue. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially and adversely affect our business, financial condition and results of operations.

Gross profit

The following table presents gross profit for product and services (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Gross profit:
Product	$11,333	$7,234	$29,592	$16,109
Service	2,206	1,733	8,087	4,821

Total	$13,539	$8,967	$37,679	$20,930

Gross profit:
Product	60.1%	50.5%	52.8%	44.2%
Service	54.2%	49.0%	53.8%	46.0%
Total	59.0%	50.2%	53.0%	44.6%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services and other fixed manufacturing costs. Product gross profit increased for the three and nine months ended April 29, 2006 compared to the same periods ended April 30, 2005. The increases were primarily due to: (i) the sale of spares which had a favorable impact on gross profit, (ii) a favorable product and customer mix and (iii) higher revenue. In the future, we believe that product gross profit may fluctuate due to pricing pressures resulting from intense competition for limited optical switching opportunities worldwide. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, shipment volume, overhead absorption, sales discounts, increases in labor costs, excess inventory and obsolescence charges, increases in component pricing or other material costs, the introduction of new products or the entry into new markets with different pricing and cost structures.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit increased for the three and nine months ended April 29, 2006 compared to the same period ended April 30, 2005. The increases were primarily due to increased installation services and maintenance revenues. As most of our service cost of revenue is fixed, increases or decreases in revenue will have a significant impact on service gross profit. Service gross profit may be affected in future periods by various factors including, but not limited to, the change in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	April 29, 2006	April 30, 2005	Variance in Dollars	Variance in Percent	April 29, 2006	April 30, 2005	Variance in Dollars	Variance in Percent
Research and development	$7,975	$10,867	$(2,892)	(27)%	$24,201	$34,272	$(10,071)	(29)%
Sales and marketing	2,951	2,658	293	11%	8,482	8,893	(411)	(5)%
General and administrative	2,294	2,056	238	12%	7,893	6,494	1,399	22%
Litigation settlement	—	—	—	—	750	—	750	100%
Reserve for contingencies	—	10,282	(10,282)	(100)%	—	10,282	(10,282)	(100)%
Restructuring and related asset impairments	—	679	(679)	(100)%	—	679	(679)	(100)%

Total operating expenses	$13,220	$26,542	$(13,322)	(50)%	$41,326	$60,620	$(19,294)	(32)%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses decreased for the three and nine months ended April 29, 2006 compared to the same periods ended April 30, 2005. The decreases for both periods were primarily due to lower personnel-related expenses and lower project materials costs, partially offset by an increase in stock-based compensation expense. We continue to focus our research and development investments on features and functionality targeted at existing and prospective customer requirements.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, customer evaluation inventory and other sales and marketing support expenses. Sales and marketing expenses increased for the three months ended April 29, 2006 compared to the same period ended April 30, 2005. The increase was primarily due to an increase in stock-based compensation expense, partially offset by lower marketing support expenses and lower personnel-related expenses. Sales and marketing expenses decreased for the nine months ended April 29, 2006 compared to the same period ended April 30, 2005. The decrease was primarily due to lower personnel-related expenses, lower fixed expenses and lower marketing support costs, partially offset by an increase in stock-based compensation expense. Within our existing spend levels, we continue to reallocate sales and marketing resources to those geographic regions where we see the most attractive opportunities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate purposes. General and administrative expenses increased for the three and nine months ended April 29, 2006 compared to the same periods ended April 30, 2005. The increases for both periods were primarily due to increased professional and advisory fee expenses, including amounts for legal fees in connection with the Audit Committee’s independent investigation and subsequent SEC inquiry, advanced to persons eligible to receive payments pursuant to the Company’s policies and practices of providing indemnification to officers and directors against certain liabilities occurring in connection with serving in such capacity, and reimbursement for certain legal fees incurred by certain non-officer employees and former employees in connection therewith and increased stock-based compensation expense. These were partially offset by lower personnel-related expenses.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	April 29, 2006	April 30, 2005	Variance in Dollars	Variance In Percent	April 29, 2006	April 30, 2005	Variance in Dollars	Variance In Percent
Interest and other income, net	$10,564	$5,595	$4,969	89%	$26,720	$14,465	$12,255	85%

Interest and other income, net increased for the three and nine months ended April 29, 2006 compared to the same periods ended April 30, 2005. The increase was primarily due to higher interest rates.

Income Tax Expense

During the three and nine months ended April 29, 2006, the U.S. taxable income was offset by U.S. net operating loss carryforwards. The provision for income taxes for the three and nine months ended April 29, 2006 consists of U.S. Alternative Minimum Taxes, state minimum taxes and foreign income taxes in profitable jurisdictions. The Company did not record a deferred tax benefit from the net operating loss incurred in the three and nine months ended April 30, 2005.

As a result of incurring substantial net operating losses from 2001 through 2005, the Company determined that it is more likely than not that its deferred tax assets may not be realized. Therefore, in accordance with the requirements of FASB 109, the Company maintains a full valuation allowance. If the Company generates sustained future taxable income against which these tax attributes may be applied, some or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to paid in capital and the remainder would be recorded as a reduction in income tax expense.

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $970.8 million at April 29, 2006. Included in this amount were cash and cash equivalents of $372.6 million, compared to $508.3 million at July 31, 2005. The decrease in cash and cash equivalents for the nine months ended April 29, 2006 was attributable to cash used in investing activities of $153.2 million, partially offset by cash provided by financing activities of $9.9 million and cash provided by operating activities of $7.7 million.

Net cash used in investing activities was $153.2 million for the nine months ended April 29, 2006 and consisted primarily of net purchases of investments and to a lesser degree purchases of property and equipment.

Net cash generated by operating activities was $7.7 million for the nine months ended April 29, 2006. Net income for the nine months ended April 29, 2006 was $22.4 million and included significant non-cash charges including depreciation and amortization of $2.9 million and stock-based compensation of $4.7 million. Accounts receivable increased to $23.2 million at April 29, 2006 from $8.4 million at July 31, 2005. Days sales outstanding as of April 29, 2006 and July 31, 2005 was 92 days and 47 days, respectively. Our accounts receivable and days sales outstanding are impacted primarily by the timing of shipments, collections performance and timing of support contract renewals. Inventory levels decreased to $4.9 million at April 29, 2006 from $5.4 million at July 31, 2005. We continue to manage our inventory levels and the decrease was primarily due to the timing of receipts. Deferred revenue decreased to $9.7 million at April 29, 2006 from $10.3 million at July 31, 2005. The change in deferred revenue is due to the timing of maintenance contract renewals and the ongoing amortization of deferred maintenance revenue. Accrued expenses and other current liabilities decreased to $17.8 million at April 29, 2006 from $21.6 million at July 31, 2005. The decrease is primarily due to decreases in accrued compensation and accrued expenses. Accrued restructuring costs decreased to $3.0 million at April 29, 2006 from $8.5 million at July 31, 2005. The decrease was due to an early lease termination option exercised in the third quarter of fiscal 2006, resulting in a cash payment of approximately $3.2 million and ongoing lease payments under that lease.

Net cash provided by financing activities was $9.9 million for the nine months ended April 29, 2006 and consisted of proceeds from employee stock plan activity.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $970.8 million at April 29, 2006. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities. At April 29, 2006, $518.9 million of investments with maturities of less than one year were classified as short-term investments. Based on our current expectations, we anticipate that some portion of our existing cash and cash equivalents and investments may to be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At April 29, 2006, more than 95% of our accounts receivable balance was attributable to four of our customers. As of April 29, 2006, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. We currently intend to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments.

As of April 29, 2006, the future restructuring cash payments of $3.0 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and potential legal matters.

Based on our current plans and business conditions, we believe that our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least twelve months. We will continue to consider appropriate action with respect to our cash position in light of the present and anticipated business needs as well as providing a means by which our shareholders may realize value in connection with their investment.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

At April 29, 2006, our off-balance sheet arrangements, which consist entirely of contractual commitments for operating leases and inventory purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years
Operating leases	$4,157	$4,060	$97	$—
Inventory purchase commitments	9,425	9,425	—	—

Total	$13,582	$13,485	$97	$—

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

We expect the trends described above to continue to affect our business in many ways, including the following:

•	our current and prospective customers will continue to make limited capital expenditures;

•	consolidation of our customers may cause delays, disruptions or reductions in their optical switching capital spending plans as well as increase their relative purchasing power in any negotiation;

•	we will continue to have limited ability to forecast the volume and product mix of our sales;

•	we will experience increased competition as a result of limited demand and we may experience downward pressure on the pricing of our products which reduces gross margins and constrains revenue growth;

•	our competitors have more diverse product lines which allow them the flexibility to price their products more aggressively;

•	we will need to balance our initiatives to manage our operating costs against the need to keep pace with technological advances;

•	intense competition may enable customers to demand more favorable terms and conditions of sales including extended payment terms; and

•	any bankruptcies or weakening financial condition of any of our customers may require us to write off amounts due from prior sales.

These factors could have an adverse impact on our revenue, operating results and financial condition.

Industry consolidation may lead to increased competition and harm our business.

The telecommunications industry has experienced consolidation and we expect this trend to continue. Consolidation among our customers may cause delays or reductions in their capital expenditure plans and may cause increased competitive pricing pressures as the number of available customers declines and their relative purchasing power increases in relation to suppliers. Consolidation may also result in a combined entity choosing to standardize on a certain vendors’ optical networking platform. Several larger telecommunications service providers have recently announced merger transactions. These merger transactions will have a significant impact on the telecommunications industry and the optical switching market and could make it increasingly difficult for a stand alone optical switch provider to compete effectively. Any of these factors could adversely affect our business.

We may not be able to consummate our pending acquisition of Eastern Research, Inc.

On April 12, 2006, we entered into a definitive agreement with Allen Organ Company to acquire its wholly owned subsidiary Eastern Research, Inc. for a purchase price of approximately $92.5 million, consisting of $8 million in cash and approximately 17.8 million shares of our common stock, subject to certain closing conditions and collar provisions. If one or more of the closing conditions is not met, the transaction may be delayed or may not be consummated as planned. Delays in closing or failure to close the transaction would involve, among others, the following risks:

•	we may be unable to obtain regulatory approvals required for the transaction, or required regulatory approvals may delay the transaction or result in the imposition of conditions that could have a material adverse effect on the combined company or cause us to abandon the transaction;

•	the shareholders of Allen Organ Company may not approve and adopt the merger agreement and the transactions contemplated by the merger agreement at the special shareholder meetings;

•	we may not be successful in pursuing claims under the insurance policies contemplated by the merger agreement;

•	we may be unable to complete the transaction or completing the transaction may be more costly than expected because, among other reasons, conditions to the closing of the transaction may not be satisfied;

•	we may not realize any of the anticipated benefits of the proposed acquisition;

•	we would remain liable for the transaction costs we have incurred, including legal, accounting, advisory and other costs relating to the acquisition, whether or not it is consummated;

•	there may be related litigation or declines in our stock price; and

•	our business and operations may be harmed to the extent customers, suppliers and others believe that we cannot effectively compete in the marketplace without the acquisition or there is customer or employee uncertainty surrounding the future of our products or strategy.

If we fail to successfully integrate the operations of Eastern Research, Inc., we may not realize the potential benefits of the acquisition and our business, results of operations and financial condition could be harmed.

The integration of the operations of Eastern Research into our operations will be a time consuming and expensive process and may disrupt our operations if it is not completed in a timely and efficient manner. If this integration effort is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers, partners and vendors could choose not to do business with us. We expect to operate as an organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices. We may encounter the following difficulties, costs, and delays involved in the integration of these operations, any of which could negatively impact our business and harm our results of operations and financial condition:

•	difficulties in integrating the operations, technologies, products and personnel of Eastern Research and realizing anticipated synergies of the combined businesses;

•	difficulties in managing relationships with customers, partners, and vendors;

•	challenges encountered in managing larger, more geographically dispersed operations;

•	loss of key management or technical personnel;

•	diversion of the attention of management from other primary business matters;

•	assessing and maintaining the combined company’s internal control over financial reporting and disclosure controls and procedures as required by U.S. securities laws; and

•	unanticipated expenses or tax, environmental or other liabilities associated with the acquired business or its facilities.

Failure to successfully address one or more of the above factors may result in unanticipated liabilities, lower than expected revenue, losses from operations, failure to realize any of the expected benefits of the acquisition, and/or related declines in our stock price.

Our strategy to pursue strategic and financial alternatives may not be successful.

We face numerous challenges as a vendor focused exclusively on the optical switching market segment of the overall optical networking market. As we remain focused on improvements in the performance of our stand-alone optical switching business, our management and Board will continue to consider other strategic and financial options that may serve to maximize shareholder value. These options include, but are not limited to (i) acquisitions of, or mergers or other combinations with, companies with either complementary technologies or in adjacent market, (ii) alliances with another entity and (iii) recapitalization alternatives, including stock buybacks, cash distributions or cash dividends. Any decision regarding strategic or financial alternatives would be subject to inherent risk, and we cannot guarantee that we will be able to identify appropriate opportunities, successfully negotiate economically beneficial terms, successfully integrate any acquired business, retain key employees or achieve the anticipated synergies or benefits of any strategic alternative which may be selected. Additionally, in connection with a strategic transaction, we may issue additional shares that could dilute the holdings of existing common stockholders, or we may utilize cash. In implementing a strategy, we may enter markets in which we have little or no prior experience and there can be no assurance that we will be successful.

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

The Company continues to consider various strategic options, including, but not limited to: (i) acquisitions of, or mergers or other combinations with, companies with either complementary technologies or in adjacent market segments, (ii) alliances with another entity, and (iii) recapitalization alternatives, including stock buybacks, cash distributions or cash dividends. We cannot predict whether, or when, such review may result in the Company entering into any transaction or transactions with respect to any specific strategic option, and we cannot assure you that we would be able to consummate any transaction or transactions or that any transaction or transactions would provide you with a positive return on your investment. Accordingly, notwithstanding such review or any outcome thereof, and whether or not we pursue any specific strategic option, the value of your shares may decrease.

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

If our current and prospective customers do not adopt our optical networking products and do not purchase and successfully deploy our current and future products, our business, operating results and financial condition could be materially adversely affected.

Current economic and market conditions make forecasting difficult.

Current economic and market conditions have limited our ability to forecast the volume and product mix of our sales, making it difficult to provide estimates of revenue and operating results. We continue to have limited visibility into the capital spending plans of our current and prospective customers. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our planned expense levels depend in part on our expectations of future revenue. Our planned expenses include significant investments, particularly within the research and development organization, which we believe are necessary to continue to provide innovative optical networking solutions to meet our current and prospective customers’ needs. As a result, it is difficult to forecast revenue and operating results. If our revenue and operating results are below the expectations of our investors and market analysts, it could cause a decline in the price of our common stock.

Our current strategy requires us to maintain a significant cost structure and our failure to sustain our revenues would prevent us from achieving and maintaining profitability.

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

Service providers continue to limit their capital spending. Competition for limited optical switching opportunities is intense and continues to be dominated by large, incumbent equipment suppliers. Competition is based upon a combination of price, established customer relationships, broad product portfolios, large service and support teams, functionality and scalability. Large companies, such as Alcatel, Ciena, Cisco, Lucent, Nortel and Tellabs have historically dominated this market. Many of our competitors have longer operating histories and greater financial, technical, sales, marketing and manufacturing resources than we do and are able to devote greater resources to the research and development of new products. These competitors also have long standing existing relationships with our current and prospective customers. New competitors, such as Huawei and ZTE, have entered the optical networking market using the latest available technology and aggressive pricing tactics in order to compete with our products. Our competitors may forecast market developments more accurately and could develop new technologies that compete with our products or even render our products obsolete. Moreover, these competitors have more diverse product lines which allow them the flexibility to price their products more aggressively.

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

If we are unable to compete successfully against our current and future competitors, we could experience revenue reductions, order cancellations and reduced gross margins, any one of which could have a material adverse effect on our business, operating results and financial condition.

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

Our direct sales efforts primarily target service providers, many of which have already made significant investments in traditional optical networking infrastructures. In addition, we are utilizing established channel relationships with distribution partners including resellers, distributors and systems integrators for the sale of our products to service providers including the federal government. We have entered into agreements with several distribution partners, some of whom also sell products that compete with our products. We cannot be certain that we will be able to retain or attract distribution partners on a timely basis or at all, or that the distribution partners will devote adequate resources to selling our products. Since we have only limited experience in developing and managing such channels, the extent to which we will be successful is uncertain. If we are unable to develop and manage new channels of distribution to sell our products to service providers, or if our distribution partners are unable to convince service providers to deploy our optical networking solutions, our business, operating results and financial condition will be materially adversely affected.

We rely on a limited number of customers for a significant portion of our revenue and the loss of one or more of these customers could materially harm our business.

A significant portion of our revenue is generated from a limited number of customers and that trend is likely to continue. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially and adversely affect our business, operating results and financial condition.

We may not continue to be successful in selling our products through established channels to the federal government.

We have a reseller agreement for the sale of our products to the federal government and our products were selected to serve as the Optical Digital Cross Connect platform for DISA’s GIG-BE project. Sales to the federal government require compliance with ongoing complex procurement rules and regulations with which we have limited experience. We will not be able to succeed in the federal government market and sell our products to federal government contractors if we cannot comply with these rules and regulations. The federal government is not contractually committed to purchase our products for the GIG-BE project, and there can be no assurance that it will purchase our products in the future. Our failure to sell products to the federal government, including for use in the GIG-BE project, could adversely affect our ability to achieve our planned levels of revenue, which would affect our operating results and financial condition.

We depend on a government agency, through our reseller, for a significant amount of our revenue and the loss or decline of existing or future government agency funding could adversely affect our revenue and cash flows.

This government agency (DISA) may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause the agency to terminate the projects, divert funds or delay implementation or expansion. A significant reduction in funds available for the agency to purchase equipment could significantly reduce our revenue and cash flows. The significant reduction or delay in orders by the agency could also significantly reduce our revenue and cash flows. As with most government contracts, the agency may terminate the contract at any time without cause. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the results of these audits or investigations are negative, our reputation could be damaged, contracts could be terminated or significant penalties could be assessed. If a contract is terminated for any reason, our ability to fully recover certain amounts may be impaired resulting in a material adverse impact on our business, operating results and financial condition.

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

Product performance problems could adversely effect our revenue, operating results and financial condition.

If our products do not meet our customers’ performance or reliability requirements, our relationships with current and prospective customers may be adversely affected. The design, development and deployment of our products often involve problems with software, components, manufacturing processes and interoperability with other network elements. If we are unable to identify and fix errors or other problems, or if our customers experience interruptions or delays that cannot be promptly resolved, we could experience:

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

We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed or proposed in several jurisdictions in which we operate, including various European Union member countries, China and Japan. For example, the European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive 2002/95/EC (“RoHS”). RoHS prohibits the use of certain substances, including lead, in certain products, including hard disk drives, put on the market after July 1, 2006. Similar legislation may be enacted in other locations where we sell our products. The European Union has also enacted the Waste Electrical and Electronic Equipment Directive 2002/96/EC, which makes producers responsible for financing the collection, treatment, recovery and disposal of specified equipment placed in the relevant market after August 13, 2005. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our component suppliers also comply on a timely basis with such laws and regulations. If alternative components are not readily available or commercially feasible we may be forced to discontinue selling certain products. If we are not in compliance with such legislation, our customers may refuse to purchase our products, which would have a materially adverse effect on our business, operating results and financial condition.

We could incur substantial costs in connection with our compliance with such environmental laws and regulations, and we could also be subject to governmental fines and liability to our customers if we were found to be in violation of these laws. If we have to make significant capital expenditures to comply with environmental laws, or if we are subject to significant expenses in connection with a violation of these laws, our operating results or financial condition could suffer.

The global nature of our business exposes us to multiple risks.

International sales represented 59% of total revenue for the third quarter of fiscal 2006 and we have a substantial international customer base. We are subject to foreign exchange translation risk to the extent that our revenue is denominated in currencies other than the U.S. dollar. Doing business internationally requires significant management attention and financial resources to successfully develop direct and indirect sales channels and to support customers in international markets. We may not be able to maintain or expand international market demand for our products.

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

If we are unable to retain and recruit key personnel, our business may be harmed.

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

On June 7, 2005, the Company announced an independent investigation being conducted under the direction of the Audit Committee of its Board of Directors. The investigation findings related to certain stock options granted during the calendar years 1999 to 2001 that were erroneously accounted for under GAAP. On June 10, 2005, we filed a Form 12b-25 stating that we would not be able to file our Form 10-Q on a timely basis for the quarter ended April 30, 2005. On June 16, 2005, we received notice from Nasdaq stating that we were not in compliance with Nasdaq’s Marketplace Rule 4310(c)(14), and thus our securities were subject to delisting because we had not yet filed our Report on Form 10-Q for the quarter ended April 30, 2005. We appealed this determination, and requested a hearing with a Nasdaq Listings Qualifications Panel (“Panel”). On August 12, 2005, the Company was notified that the Panel had granted the Company’s request for continued listing of the Company’s securities on The Nasdaq National Market subject to the Company filing its Form 10-Q for the period ended April 30, 2005 with the Securities and Exchange Commission on or before September 23, 2005. On September 19, 2005 we filed our Report of Form 10-Q for the period ended April 30, 2005. On September 21, 2005, the Nasdaq notified us that we were in compliance with all Nasdaq’s Marketplace Rules.

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

In the past, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term shareholder value and can encourage valued employees to remain with the Company. Beginning in fiscal 2006, Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment,” requires us to account for share-based compensation granted under our stock plans using a fair value-based model on the grant date and to record such grants as stock-based compensation expense. As a result, our net income and our earnings per share have been and will continue to be significantly reduced and may reflect a loss in future periods. We currently calculate share-based compensation expense using the Black-Scholes option-pricing model. A fair value-based model, such as the Black-Scholes option-pricing model, requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of the fair value of our stock options. Assumptions used under the Black-Scholes option-pricing model that are highly subjective include the expected stock price volatility and expected life of an option.

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

As of April 29, 2006, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 36% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at April 29, 2006, the fair value of the portfolio would decline by approximately $1.8 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business has become increasingly global, with international revenue representing 63% of total revenue in fiscal 2005, and 72% of revenue in the first nine months of fiscal 2006. We expect that international sales may continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our financial results, although to date the impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 29, 2006. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. These inherent limitations include the fact that there are resource constraints, and that the benefits of controls must be considered relative to their costs. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 29, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Beginning on July 2, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors (the “Individual Defendants”) and the underwriters for the Company’s initial public offering on October 21, 1999. Some of the complaints also include the underwriters (the “Underwriters Defendants”) for the Company’s follow-on offering on March 14, 2000. The complaints were consolidated into a single action and an amended complaint was filed on April 19, 2002. The amended complaint, which is the operative complaint, was filed on behalf of persons who purchased the Company’s common stock between October 21, 1999 and December 6, 2000. The amended complaint alleges claims against the Company, several of the Individual Defendants and the underwriters for violations under Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), primarily based on the assertion that the Company’s lead underwriters, the Company and several of the Individual Defendants made material false and misleading statements in the Company’s Registration Statements and Prospectuses filed with the Securities and Exchange Commission, or the SEC, in October 1999 and March 2000 because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the Company’s public offerings and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. It also alleges claims against the Company, the Individual Defendants and the underwriters under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), primarily based on the assertion that the Company’s lead underwriters, the Company and the Individual Defendants defrauded investors by participating in a fraudulent scheme and by making materially false and misleading statements and omissions of material fact during the period in question. The amended complaint seeks damages in an unspecified amount.

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

On October 9, 2002, the court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and Section 20(a) claims without prejudice, because these claims were asserted only against the Individual Defendants. On October 13, 2004, the court denied the certification of a class in the action against the Company with respect to the Section 11 claims alleging that the defendants made material false and misleading statements in the Company’s Registration Statement and Prospectuses. The certification was denied because no class representative purchased shares between the date of the initial public offering and January 19, 2000 (the date unregistered shares entered the market), and thereafter suffered a loss on the sale of those shares. The court certified a class in the action against the Company with respect to the Section 10(b) claims alleging that the Company and the Individual Defendants defrauded investors by participating in a fraudulent scheme and by making materially false and misleading statements and omissions of material fact during the period in question. The Underwriter Defendants sought leave to appeal this class certification decision and the United States Court of Appeals for the Second Circuit has accepted the appeal.

The Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately three hundred issuer defendants and the individual defendants currently or formerly associated with those companies approved a settlement and related agreements (the “Settlement Agreement”) which set forth the terms of a settlement between these parties. Among other provisions, the Settlement Agreement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful and for the Company to undertake certain responsibilities, including agreeing to assign away, not assert, or release, certain potential claims the Company may have against its underwriters. In addition, no payments will be required by the issuer defendants under the Settlement Agreement to the extent plaintiffs recover at least $1 billion from the Underwriter Defendants, who are not parties to the Settlement Agreement. To the extent that plaintiffs recover less than $1 billion from the underwriter defendants, the approximately three-hundred issuer defendants are required to make up the difference.

It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the Settlement Agreement will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers. The Company’s insurance carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by the plaintiffs. Therefore, we do not expect that the Settlement Agreement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers should arise, the Company’s maximum financial obligation to plaintiffs pursuant to the Settlement Agreement would be less than $3.4 million. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement for a settlement for $425 million. The JPMorgan Chase settlement has not yet been approved by the Court. However, if it is approved, the maximum amount that the issuers’ insurers will be potentially liable for is $575 million and Sycamore’s maximum financial obligation to the plaintiffs pursuant to the Settlement Agreement would be less than $2 million.

On February 15, 2005, the Court granted preliminary approval of the Settlement Agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the Underwriter Defendants submitted objections to the settlement to the Court. The Court held a hearing regarding these and other objections to the settlement at a fairness hearing on April 24, 2006, but it has not yet issued a ruling. There is no assurance that the court will grant final approval to the settlement. If the Settlement Agreement is not approved and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

On June 7, 2005, the Company announced an independent investigation under the direction of the Audit Committee of its Board of Directors related to certain stock options granted during the calendar years 1999 to 2001 that were erroneously accounted for under GAAP. The independent investigation was completed in August 2005 and we subsequently restated our financial results for fiscal years 2000 through 2004 and for the first two quarters of fiscal 2005. Prior to our June announcement, the Company had initiated a meeting with the staff of the SEC to advise them as to the matters under investigation and has voluntarily provided certain information, including documentation gathered or created during the independent investigation to the SEC. On May 19, 2006, the staff of the SEC informed the Company that the SEC has commenced a formal investigation related to these matters. The Company intends to continue to cooperate fully with the SEC regarding this matter. Such formal investigation could result in considerable legal expenses and could require the utilization of significant time and resources. There can be no assurances as to what effect such investigation may have on the Company.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. On a quarterly basis, the Company reviews its commitments and contingencies to reflect the effect of ongoing negotiations, settlements, rulings, advice of counsel, and other information and events pertaining to a particular case. We are also subject to potential tax liabilities associated with ongoing tax audits by various tax authorities. As a result, the Company has accrued $10.0 million as of April 29, 2006, associated with contingencies related to claims, litigation and other disputes and tax matters. While we believe the amounts accrued are adequate, any subsequent change in our estimates will be recorded at such time the change is probable and estimable.

Item 6. Exhibits

Exhibits:

(a) List of Exhibits

Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated April 12, 2006, by and among Sycamore Networks, Inc., Bach Group LLC, Allen Organ Company, MusicCo, LLC, LandCo Real Estate, LLC, AOC Acquisition, Inc. and the Representative of the Holders of Capital Stock of Allen Organ Company (4)

2.2	Contribution and Purchase Agreement, dated April 12, 2006, by and among Allen Organ Company, MusicCo, LLC, LandCo Real Estate, LLC, and AOC Acquisition, Inc. (4)

2.3	Escrow Agreement, dated April 12, 2006, by and among Sycamore Networks, Inc., Steven A. Markowitz as agent and attorney-in-fact for the Company Shareholders of Allen Organ Company and Wilmington Trust Company, as escrow agent (4)

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (2)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2006.

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

Dated: May 23, 2006