Form 10-K
period 2006-07-31
SYCAMORE NETWORKS INC
filed 2007-06-21
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2006

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

COMMON STOCK $0.001 PAR VALUE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act Check one:

Large Accelerated Filer  ☒                    Accelerated Filer  ☐                    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 28, 2006 was approximately $875,958,341.

As of June 6, 2007 there were 279,663,993 shares outstanding of the Registrant’s common stock, $0.001 par value.

Explanatory Note

Restatement of Previously Issued Financial Statements

We are filing our Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (the “2006 Form 10-K”) as well as restating our previously issued financial statements for the fiscal years ended July 31, 2005 and July 31, 2004 and related disclosures (the “2006 Restatement”) as a result of the findings of an independent investigation into the Company’s stock option accounting that was conducted under the direction of the Audit Committee of our Board of Directors. The investigation concluded that the originally recorded grant dates for a significant number of stock option awards were incorrect for stock option accounting purposes. The 2006 Restatement in this 2006 Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 as of and for the fiscal years ended July 31, 2005, 2004, 2003 and 2002. In addition, we are restating the unaudited quarterly financial information and financial statements for interim periods of fiscal 2005.

We have not amended, and we do not intend to amend, any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the 2006 Restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this 2006 Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

Additional information on the 2006 Restatement can be found in this 2006 Form 10-K in:

•	Item 1A “Risk Factors;”

•	Item 3 “Legal Proceedings;”

•	Item 6 “Selected Consolidated Financial Data;”

•	Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations;” and

•	Item 8 Note 3, “Restatement of Previously Issued Financial Statements” in the “Notes to Consolidated Financial Statements.”

As a result of our failure to file this report and other reports on a timely basis, we will not be eligible to use Form S-3 to register our securities with the SEC until all reports under the Securities Exchange Act of 1934 have been timely filed for at least 12 months.

PART I

ITEM 1.	BUSINESS

General

We develop and market optical networking products and provide services associated with such products for telecommunications service providers worldwide. Our current and prospective customers include domestic and international wireline and wireless network service providers and government entities with private fiber networks (collectively referred to as “service providers”). Our optical networking product portfolio includes fully integrated edge-to-core optical switching products, network management products and design and planning tools. We believe that our products enable network operators to efficiently and cost-effectively provision and manage optical network capacity to support a wide range of voice, video and data services.

On September 6, 2006, we acquired Eastern Research, Inc., an innovative provider of network access solutions for fixed line and mobile network operators worldwide. Eastern Research’s customers include fixed line service providers, wireless carriers, utility companies, and government agencies. We believe that the addition of Eastern Research’s products, technology and talent positions us to diversify and increase our customer base, expand our addressable markets, and broaden our customer offerings.

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

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission (the “SEC”). These reports, any amendments to these reports, proxy and information statements and certain other documents we file with the SEC are available through SEC’s website at www.sec.gov or free of charge on our website as soon as reasonably practicable after we file the documents with the SEC. The public may also read and copy these reports and any other materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Despite the decline in the telecommunications industry discussed above, overall data traffic on service provider networks continued to grow as consumers and businesses increasingly used these networks for applications such as electronic mail, web browsing, electronic commerce, and other voice, video and data services. During the past few years, the telecommunications industry as a whole began to emerge from this period of decline. In response to increased demand for broadband services by consumers and businesses, wireline and wireless service providers began to increase capital spending in certain segments of their service networks.

Optical networking

Optical networks are high-capacity telecommunications networks based on optical technologies and components that enable service providers to create and distribute high-speed bandwidth to support their network services.

Although the decline in the telecommunications industry discussed above directly impacted investments in optical networks during this period, some service providers continued to adopt new optical networking products in their core networks to help them more efficiently utilize existing bandwidth and cost-effectively expand capacity to support new service and application requirements. During the past few years, as demand for broadband services by consumers and businesses increased, wireline and wireless service providers began to modestly increase capital spending in their infrastructure networks, including certain segments of the optical network.

We believe that a service provider’s competitive advantage and differentiation comes from its ability to provide bandwidth when and where needed and to create and offer new services quickly and cost-effectively. Given the global competitive landscape within the telecommunications industry, we believe that many service providers will want to optimize their capital expenditures, lower their operating costs and improve the profitability of their voice, video and data services.

Most service providers own and operate traditional optical networks that originally were designed primarily to support voice traffic and point to point data traffic with moderate bandwidth demands. These traditional optical networks impose a number of limitations on a service provider’s ability to offer services which provide a competitive advantage due to the following factors:

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

The Sycamore Solution

Our optical switching solutions enable service providers to transition from inefficient, voice-centric networks to more efficient, data-optimized networks. We believe that our hardware capabilities and software allow service providers to transform their existing network infrastructure into a more flexible network that enables them to efficiently and cost-effectively provision and manage optical network capacity to support business and consumer voice, video and data services to their customers. We believe that our fully integrated, edge-to-core optical switching products reduce service providers’ capital and operating costs, simplify network operations, and provide the foundation for a new generation of optical network services. Key benefits of our optical switching solutions include:

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

Sycamore’s Strategy

As we remain focused on improvements in our business, our management and Board of Directors continue to consider strategic options that may serve to maximize shareholder value. These options include, but are not limited to (i) acquisitions of, or mergers or other combinations with, companies with either complementary technologies or in adjacent market segments, (ii) alliances with another entity, and (iii) recapitalization alternatives, including stock buybacks, cash distributions or cash dividends.

On September 6, 2006, we acquired Eastern Research, Inc., an innovative provider of network access solutions for fixed line and mobile network operators worldwide. We believe that the addition of Eastern Research’s products, technology and talent positions us to diversify and increase our customer base, expand our addressable markets, and broaden our customer offerings.

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

•

Continue to invest in research and development. We believe that continued investment in research and development is necessary in order to continue to provide innovative optical networking solutions that meet our current and prospective customers’ needs. In order to provide such products to our customers, we believe we must make significant and sustained investment in research and development.

•

Continue to invest in sales and customer service. We believe that continued investment in sales and customer service is necessary in order to expand and support our customer base both domestically and internationally. We believe that ongoing sales and customer service is critical to successful long-term relationships with, and follow-on sales to, our current and prospective customers.

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

Optical switching. Our family of optical switches, including the SN 16000 SC, the SN 16000 MC and the SN 3000, are designed to enable service providers to provision and manage network bandwidth more efficiently in the metropolitan, regional, and core segments of the optical network. The SN 16000 SC is a single chassis system that provides optimal traffic management for the metropolitan and regional segments of the network. The SN 16000 is a multi-chassis system that provides optimal traffic management at the core of the optical network. The SN 3000 provides optimal traffic management in smaller and/or metropolitan networks. Our optical switches combine multiple functions in a single, highly compact system and address different capacity requirements within various segments of the network. As a result, our optical switches enable service providers to lower costs, simplify network operations, optimize network capacity and transition their networks towards more flexible, efficient, and data-optimized infrastructures.

Network management. SILVX®, our optical network management system, provides end-to-end management of services across a service provider’s optical switched network. SILVX provides comprehensive network management, planning and administration tools that communicate with existing network management systems through common standards. SILVX simplifies network configuration, service provisioning and network management by automating many labor-intensive operational processes. The combination of SILVX and our sophisticated networking software allows the SN 3000, SN 16000 SC and SN 16000 MC to exchange real-time information about network traffic, thereby enabling service providers to quickly provision services and more efficiently manage network capacity. In addition, SILVX allows service providers to model a broad range of optical network architectures, forecast and plan for capacity expansion, and analyze network traffic.

Services. We offer complete engineering, furnishing, installation and testing services as well as comprehensive customer support and maintenance from multiple locations worldwide.

Customers

Our current and prospective customers include domestic and international wireline and wireless network service providers and government entities with private fiber networks (collectively referred to as “service providers”). We expect that our revenue will continue to be highly concentrated in a relatively small number of customers.

During the year ended July 31, 2006, three customers, Vodafone Group PLC, Sprint Corporation and Siemens accounted for 43%, 26% and 19% of our revenue, respectively. During the year ended July 31, 2005, four customers, Vodafone Group PLC, Sprint Government Systems Division (as a reseller to the federal government), Sprint Corporation and NTT Communications, a subsidiary of Nippon Telephone and Telegraph Corporation accounted for 36%, 24%, 12% and 11% of our revenue, respectively. During the year ended July 31, 2004, four customers, Sprint Government Systems Division, Vodafone Group PLC, Neuf Telecom and NTT Communications accounted for 41%, 27%, 13% and 13% of our revenue, respectively. International revenue was 67% of total revenue during the year ended July 31, 2006, compared to 63% during the year ended July 31, 2005, and 59% during the year ended July 31, 2004. See “Concentrations and Significant Customer Information” and “Segment Information” in Note 2 to “Notes to Consolidated Financial Statements” and Item 1A. “Risk Factors” for additional details.

Our contracts with customers typically include the purchase of our hardware products, right to use fees, the license of our SILVX network management system, and in some cases, maintenance and support services. These contracts include terms and conditions, including payment, delivery and termination that we believe are customary and standard in our industry. None of our customers are contractually committed to purchase any minimum quantities of products from us and orders are generally cancelable prior to shipment. In addition, the federal government may terminate their contracts with any party at any time. As a result, we do not disclose our order backlog, since we believe that our order backlog at any particular date is not necessarily indicative of actual revenue for any future period.

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

Research and Development

We believe that ongoing investment in research and development is necessary in order to continue to provide innovative optical networking solutions that meet our current and prospective customers’ needs. We believe that our current and prospective customers can utilize optical networking solutions that will allow them to optimize bandwidth and capacity management while also allowing them to reduce their capital expenditures and operating costs. In order to provide such products to our customers, we believe we must make significant and sustained investment in research and development. Our research and development efforts focus primarily on improvements to the features and functionality of existing products. We intend to continue to focus our research and development efforts on solutions that help our customers optimize their networks for the voice, video and data services driving network growth.

Our research and development expenditures were $31.4 million, $48.0 million and $66.3 million for the years ended July 31, 2006, 2005 and 2004, respectively. All of our expenditures for research and development, as well as stock-based compensation expense relating to research and development of $2.4 million, $5.3 million and $20.6 million, for the years ended July 31, 2006, 2005 and 2004, respectively, have been expensed as incurred. As of July 31, 2006, we had approximately 130 employees involved in research and development.

Competition

The number of optical switching opportunities worldwide is limited. Competition for these opportunities is intense and includes considerable pricing pressure. Based on the current level of spending by telecommunications service providers, we expect that competition will continue to be very intense.

Sycamore’s competition includes large incumbent suppliers of network infrastructure equipment and optical networking equipment, such as Alcatel-Lucent, Ciena, Cisco, Ericsson, Huawei, Nortel, Tellabs, and ZTE. Many of our established competitors have longer operating histories and greater financial, technical, sales, marketing, manufacturing and field resources and are able to devote greater resources to the research and development of new products than we do. In addition, these competitors generally have more diverse product lines which allow them the flexibility to price their products more aggressively and absorb the significant cost structure associated with optical switching research and development across their entire business. Most of our competitors also have more extensive customer bases and broader customer relationships than we do, including relationships with our prospective customers in their local geographies. In addition, we continue to see new entrants into the optical networking market with new products that compete with our products. Some of these new entrants are located in geographies with lower cost infrastructures than ours. In order to compete effectively in the optical switching market, we must deliver products that:

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

In addition, we believe that our knowledge of telecommunications infrastructure requirements and experience working with service providers to assist in the development of new services for their customers are important competitive factors in our market.

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

We license third party software, including certain technologies that are (i) embedded into our hardware platforms and into our SILVX network management system; (ii) used internally by us as hardware design tools; and (iii) used internally by us as software development tools. We also utilize publicly available technology. The majority of these licenses have perpetual terms but will generally terminate after an uncured breach of the agreement by us. We believe, based upon past experience and standard industry practice, that such licenses generally could be obtained on commercially reasonable terms in the future. Nonetheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all.

As of July 31, 2006, we had received 38 United States patents and had pending 3 United States patent applications. Of the United States patents that have been issued, the earliest any will expire is February 2019. As of July 31, 2006, we had 8 allowed or registered United States trademarks and 17 allowed or registered foreign trademarks. All of the registered United States trademarks have a duration of ten years from the date of application, the earliest of which will expire in February 2011.

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

Throughout the downturn in the telecommunications industry and the continued spending constraints in the optical networking market, the optical component industry has been downsizing manufacturing capacity while consolidating product lines from earlier acquisitions. Several suppliers have exited the optical components market, and others have announced reductions of their product offerings. These announcements, or similar decisions by other suppliers, could result in reduced competition and higher prices for the components we purchase. In addition, the loss of a source of supply for key components could require us to incur additional costs to redesign our products that use those components or to stockpile component inventory for future product.

Employees

As of July 31, 2006, we employed approximately 246 persons of which 130 were primarily engaged in research and development, 25 in sales and marketing, 26 in customer service and support, 25 in manufacturing, and 40 in general and administration. None of our employees are currently represented by a collective bargaining unit. We believe our relations with our employees are good.

Executive Officers of the Registrant

Set forth below is information concerning our current executive officers and their ages as of July 31, 2006.

Name	Age	Position
Daniel E. Smith	56	President, Chief Executive Officer and Director

Richard J. Gaynor	46	Chief Financial Officer, Vice President, Finance and Administration, Treasurer and Secretary

John E. Dowling	53	Vice President, Operations

Araldo Menegon	47	Vice President, Worldwide Sales and Support

Kevin J. Oye	48	Vice President, Systems and Technology

Alan R. Cormier	55	General Counsel

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

Araldo Menegon served as our Vice President of Worldwide Sales and Support from August 2002 to September 2006. From April 2001 to June 2002, Mr. Menegon served as Senior Vice President of Worldwide Sales and Field Operations for Tenor Networks, a provider of networking equipment. From August 1999 to March 2001, Mr. Menegon served as Area Operations Director for Cisco Systems, Inc. From July 1997 to July 1999, Mr. Menegon served as Director of Service Provider Operations for Cisco Canada. Prior to joining Cisco in July 1996, Mr. Menegon spent 14 years with NCR and held several senior management positions, including an international assignment with NCR’s Pacific Group from January 1988 to February 1992. Mr. Menegon resigned from his position as Vice President of Worldwide Sales and Support effective September 6, 2006. John B. Scully joined the Company as Vice President of Worldwide Sales and Support pursuant to a letter arrangement dated September 6, 2006. For more information on Mr. Scully’s employment with the Company and Mr. Menegon’s resignation, please see the discussion below under “Employment and Other Arrangements.”

Kevin J. Oye has served as our Vice President of Systems and Technology since November 2001. From October 1999 through October 2001, Mr. Oye served as our Vice President of Business Development. From March 1998 to October 1999, Mr. Oye served as Vice President of Strategy and Business Development at Lucent Technologies, Inc. and from September 1993 to March 1998, Mr. Oye served as the Director of Strategy, Business Development, and Architecture at Lucent Technologies, Inc. From June 1980 to September 1993, Mr. Oye held various positions with AT&T Bell Laboratories where he was responsible for advanced market planning as well as development and advanced technology management.

Alan R. Cormier has served as our General Counsel and Secretary since November 2006. From December to October 2006, Mr. Cormier served as our Counsel and Assistant Secretary. From July 2000 through March 2004 he was Vice President, General Counsel and Secretary of Manufacturers’ Services Limited, a contract manufacturing company. Mr. Cormier served, from January 2000 through July 2000, as Vice President, General Counsel and Clerk of Dynamics Research Corporation, a provider of information technology, engineering, logistics and other consulting services to federal and state agencies. Prior to that, he spent several years in senior positions in the legal department of Wang Global Corporation (formerly Wang Laboratories, Inc.).

ITEM 1A.	RISK FACTORS

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward looking statements contained in this report.

Matters related to the investigations into our historical stock option granting practices and the resulting restatements of our previously issued financial statements may result in additional litigation, regulatory proceedings and government enforcement actions.

Our historical stock option granting practices and the initial restatement and further restatement of our previously issued financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Part I, Item 3—“Legal Proceedings” as well as the other risk factors related to litigation set forth in this Item 1A. We have provided the results of our independent investigations to the SEC and in that regard we have responded to formal and informal requests for documents and additional information. We have also provided documents and other information to the United States Attorney’s Office for the District of Massachusetts (the “DOJ”). We intend to continue to cooperate with these governmental agencies.

While we believe that we have made appropriate judgments in determining the correct measurement dates for our stock option grants, the SEC may disagree with the manner in which we accounted for and reported, or not reported, the corresponding financial impact. Accordingly, there is a risk that we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

No assurance can be given regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters will be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

We received letters from the Staff of The NASDAQ Stock Market (“NASDAQ”) on October 18, 2006 and December 12, 2006, indicating that as a result of our failure to timely file with the SEC our Annual Report on Form 10-K for the year ended July 31, 2006 (the “2006 10-K”) and our Quarterly Report on Form 10-Q for the period ended October 28, 2006 (the “First Quarter 10-Q”), our common stock was subject to delisting pursuant to NASDAQ Marketplace Rule 4310(c)(14) which requires that listed companies make on a timely basis all filings with the SEC, as required by the Securities Exchange Act of 1934, as amended. On January 25, 2007, the NASDAQ Listings Qualifications Panel (the “Panel”) granted Sycamore an exception to NASDAQ’s filing requirements, subject to specified conditions, until March 14, 2007. On March 2, 2007, we requested, and on March 12, 2007 the Panel granted, an extension through April 16, 2007 and April 25, 2007, respectively, to file the 2006 10-K and the First Quarter 10-Q.

As announced on March 14, 2007, we received an additional letter from NASDAQ indicating that as a result of our failure to timely file with the SEC our Quarterly Report on Form 10-Q for the period ended January 27, 2007 (the “Second Quarter 10-Q”), we were not in compliance with NASDAQ requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14). Subsequently on March 21, 2007, we requested that the Panel grant our request for an extension of time to file our Second Quarter 10-Q. We expect that the Listing Council will consider our plan to file the Second Quarter 10-Q along with our efforts to file the 2006 10-K and First Quarter 10-Q.

On April 16, 2007, we received notice that the NASDAQ Listing and Hearing Review Council (the “Listing Council”) called for review the Panel’s March 12, 2007 decision relating to the potential delisting of our common stock due to our delay in filing the 2006 10-K and the First Quarter 10-Q with the SEC. In its call for review, the Listing Council determined to stay any suspension or delisting action by the Panel pending further action by the Listing Council. To that end, the Listing Council requested that we make a submission for its consideration by June 1, 2007. On June 1, 2007, the Company submitted additional information to the Listing Council for its consideration regarding the status of the Company’s delayed filings. As announced on June 14, 2007, we received an additional letter from NASDAQ indicating that as a result of our failure to timely file with the SEC our Quarterly Report on Form 10-Q for the period ended April 28, 2007 (the “Third Quarter 10-Q”), we were not in compliance with NASDAQ requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14). We expect that our securities will remain listed on the NASDAQ Global Select Market until the Listing Council renders its decision following its review of the record. There can be no assurance that the Listing Council will decide to allow our common stock to remain listed on NASDAQ National Market.

As a result of our independent investigations and related restatements, we are subject to investigations by the SEC, DOJ and IRS, which may not be resolved favorably and have required, and may continue to require, a significant amount of management time and attention and accounting and legal resources, which could adversely affect our business, operating results or financial condition.

The SEC, DOJ and IRS are currently conducting investigations of the Company. The period of time necessary to resolve the SEC, DOJ and IRS investigations is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. If we are subject to an adverse finding resulting from the SEC, DOJ and IRS investigations, we could be required to pay damages or penalties or have other remedies imposed upon us. The recent restatements of our financial statements, the ongoing SEC, DOJ and IRS investigations and the resulting shareholder suits could have an adverse affect on our business, operating results or financial condition. In addition, considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future.

If we do not maintain our compliance with the requirements of the NASDAQ National Market, our common stock may be delisted from the NASDAQ National Market and transferred to the National Quotation Service Bureau, or “Pink Sheets”, which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

As discussed above, due to our failure to timely file the 2006 10-K, the First Quarter 10-Q, the Second Quarter 10-Q and the Third Quarter 10-Q, our common stock is subject to delisting pursuant to NASDAQ Marketplace Rule 4310(c)(14) which requires that listed companies make on a timely basis all filings with the SEC, as required by the Securities Exchange Act of 1934, as amended. There can be no assurance that the Listing Council will decide to allow our common stock to remain listed on NASDAQ National Market.

If our common stock is delisted from NASDAQ, it would subsequently trade on the Pink Sheets. The trading of our common stock on the Pink Sheets may reduce the price of the Company’s common stock and the levels of liquidity available to its stockholders. In addition, the trading of the Company’s common stock on the Pink Sheets will materially adversely affect its access to the capital markets, and the limited liquidity and potentially reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to the Company or at all. Stocks that trade on the Pink Sheets are no longer eligible for margin loans, and a company trading on the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If the our common stock is delisted in the future from the NASDAQ National Market and transferred to the Pink Sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees and the loss of institutional investor interest in our Company.

We have not been in compliance with SEC reporting requirements and if we are unable to become and remain current in our SEC filings, we will face several adverse consequences.

If the Company is unable to become and remain current in its SEC filings, investors in its securities will not have information regarding the Company’s business and financial condition with which to make decisions regarding investment in its securities. In addition, if we are unable to achieve a current filing status, the Company will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and will not be able to make offerings pursuant to existing registration statements pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors.” As a result of our inability to timely file our Annual Report on Form 10-K for the year ended July 31, 2006, our Quarterly Reports on Form 10-Q for the quarters ended October 28, 2006, January 27, 2007 and April 28, 2007, the Company also will not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months from the time we become current in our filings. These restrictions could adversely affect our financial condition or our ability to pursue specific strategic alternatives or increase the costs of pursuing such alternatives.

Our results may be adversely affected by unfavorable conditions in the telecommunications industry and the economy in general.

We expect industry and economic conditions to affect our business in many ways, including the following:

•	our current and prospective customers may make limited capital expenditures;

•	consolidation of our customers may cause delays, disruptions or reductions in their optical switching capital spending plans as well as increase their relative purchasing power in any negotiation;

•	we will continue to have limited ability to forecast the volume and product mix of our sales;

•	we will experience increased competition as a result of limited demand and we may experience downward pressure on the pricing of our products which reduces gross margins and constrains revenue growth;

•	our competitors have more diverse product lines which allow them the flexibility to price their products more aggressively;

•	new competitive entrants may be located in geographies with lower cost infrastructures than ours allowing them a greater degree of price flexibility;

•	we will need to balance our initiatives to manage our operating costs against the need to keep pace with technological advances;

•	intense competition may enable customers to demand more favorable terms and conditions of sales including extended payment terms; and

•	any bankruptcies or weakening financial condition of any of our customers may require us to write off amounts due from prior sales.

These factors could have an adverse impact on our revenue, operating results and financial condition.

Industry consolidation may lead to increased competition and may harm our business.

The telecommunications industry has experienced consolidation and we expect this trend to continue. Several larger telecommunications service providers have announced merger transactions which will have a significant impact on the telecommunications industry. Consolidation among our customers may cause delays or reductions in their capital expenditure plans and may cause increased competitive pricing pressures as the number of available customers declines and their relative purchasing power increases in relation to suppliers. Consolidation may also result in a combined entity choosing to standardize on a certain vendors’ optical networking platform. Any of these factors could adversely affect our business.

If we fail to successfully integrate the operations of acquisitions, we may not realize the potential benefits of the acquisition and our business, results of operations and financial condition could be harmed.

We have made, and may continue to make, acquisitions in order to enhance our business. On September 6, 2006, we acquired Eastern Research, Inc. The purchase price totaled $80 million in cash. The purchase price exceeded the fair value of the acquired net assets and accordingly goodwill of approximately $15 million will be recorded. Based on information currently available to us, there is likely to be a material impairment charge in fiscal 2007. Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. There can be no assurance that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire, including Eastern Research. If we fail in our integration efforts with respect to our acquisitions and are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices, our business and financial condition may be adversely affected. It is also possible that the businesses we acquire, such as Eastern Research, Inc., or any other businesses we may acquire in the future, may perform worse than expected or prove to be more difficult to integrate and manage than expected. If that happens, there may be a material adverse effect on our business, results of operations and financial condition. In addition, the goodwill and intangible assets associated with acquisitions are subject to impairment testing on a regular basis, such charges would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our earnings could be materially adversely affected in such period.

Our strategy to pursue acquisitions or strategic investments may not be successful.

Our business strategy includes the ongoing consideration of acquiring or making strategic investments in companies with either complementary technologies or in adjacent markets to add complementary products and services, expand the markets we serve and diversify our customer base. To do so, we may issue additional shares that could dilute the holdings of existing common stockholders, or we may utilize cash.

Any decision regarding an acquisition or strategic investment would be subject to inherent risk, and we cannot guarantee that we will be able to identify appropriate opportunities, successfully negotiate economically beneficial terms, successfully integrate any acquired business, retain key employees, successfully market and sell products of the acquired business or achieve the anticipated synergies or benefits of any acquisition or strategic investment which may be selected. In implementing a strategy, we may enter markets in which we have little or no prior experience and there can be no assurance that we will be successful. Further, there can be no assurances concerning the success, type, form, structure, nature, results, timing or terms and conditions of any such potential action.

Whether or not we pursue any acquisition or strategic investment, the value of your shares may decrease.

Our business strategy includes the ongoing consideration of acquiring or making strategic investments in companies with either complementary technologies or in adjacent markets to add complementary products and services, expand the markets we serve and diversify our customer base. We cannot predict whether, or when, we may be able to consummate such acquisition or strategic investment or that such acquisition or strategic investment would provide you with a positive return on your investment. Accordingly, whether or not we pursue any such acquisition or strategic investment, the value of your shares may decrease.

Any acquisitions or strategic investments we make could disrupt our business and seriously harm our financial condition.

As part of our business strategy, we consider acquisitions and strategic investments including those in complementary companies, products or technologies, or in adjacent market segments and otherwise. We may consider such acquisitions or strategic investments to add complementary products and services, expand the markets we serve and diversify our customer base. In the event of an acquisition or strategic investment, we may:

•	issue stock that would dilute our current stockholders’ holdings;

•	consume cash, which would reduce the amount of cash available for other purposes and the interest income we generate from our cash;

•	incur debt or assume liabilities;

•	increase our ongoing operating expenses and level of capital expenditures;

•	record goodwill and non-amortizable intangible assets subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs; or

•	become subject to litigation.

Our ability to achieve the benefits of any acquisition or strategic investment, will also involve numerous risks, including:

•	problems combining the purchased operations, technologies or products;

•	difficulty in marketing and selling products of an acquired business;

•	unanticipated costs or liabilities;

•	diversion of management’s attention from other business issues and opportunities;

•	disruption to in-process product development initiatives;

•	adverse effects on existing business relationships with suppliers and customers;

•	problems entering markets in which we have no or limited prior experience;

•	problems with integrating employees and potential loss of key employees; and

•	additional regulatory compliance issues.

We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future and any failure to do so could disrupt our business and seriously harm our financial condition.

We currently depend entirely on our optical switching and network access products and our revenue depends upon their commercial success.

Our revenue depends on the commercial success of our line of optical switching and network access products. Our research and development efforts focus exclusively on these products. In order to remain competitive, we believe that continued investment in research and development is necessary in order to provide innovative solutions to our current and prospective customers. We cannot assure you that we will be successful in:

•	anticipating evolving customer requirements;

•	completing the development, introduction or production of new products; or

•	enhancing our existing products.

If our current and prospective customers do not adopt our optical switching and network access products and do not purchase and successfully deploy our current and future products, our business, operating results and financial condition could be materially adversely affected.

Current economic and market conditions make forecasting difficult.

Current economic and market conditions together with the inherent inconsistent ordering patterns of our customers have limited our ability to forecast the volume and product mix of our sales, making it difficult to provide estimates of revenue and operating results. We continue to have limited visibility into the capital spending plans of our current and prospective customers. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our planned expense levels depend in part on our expectations of future revenue. Our planned expenses include significant investments, particularly within the research and development organization, which we believe are necessary to continue to provide innovative optical networking solutions to meet our current and prospective customers’ needs. As a result, it is difficult to forecast revenue and operating results. If our revenue and operating results are below the expectations of our investors and market analysts, it could cause a decline in the price of our common stock.

We must continue to make investments in product development in order to keep pace with technological advances and succeed in existing and new markets for our products.

In order to be successful, we must balance our initiatives to reduce operating costs against the need to keep pace with technological advances. The markets for our products are characterized by rapidly changing technology, frequent introductions of new products and evolving customer requirements. To succeed, we must continue to develop new products and new features for existing products that meet customer requirements and market demand. We may fail to develop products that incorporate new technologies highly sought after by customers. We may also allocate development resources toward products or technologies for which market demand is ultimately lower than anticipated. Managing our efforts to keep pace with new technologies and reduce operating expense is difficult and there is no assurance that we will be successful. We expect that our decision to make substantial investments in product development will require us to generate revenue above current levels in order to achieve and maintain profitability and as a result we may incur net losses. We cannot assure you that our revenue will increase or that we will generate sufficient revenue to achieve or sustain such profitability.

We face intense competition that could adversely affect our sales and profitability.

Competition for limited optical switching opportunities is intense and continues to be dominated by large, incumbent equipment suppliers. Competition is based upon a combination of price, established customer relationships, broad product portfolios, large service and support teams, functionality and scalability. Large companies, such as Alcatel-Lucent, Ciena, Ericsson, Nortel and Tellabs have historically dominated this market. Many of our competitors have longer operating histories and greater financial, technical, sales, marketing and manufacturing resources than we do and are able to devote greater resources to the research and development of new products. These competitors also have long standing existing relationships with our current and prospective customers. New competitors, such as Huawei and ZTE, have entered the optical networking market using the latest available technology and aggressive pricing tactics in order to compete with our products. Our competitors may forecast market developments more accurately and could develop new technologies that compete with our products or even render our products obsolete. Moreover, these competitors have more diverse product lines which allow them the flexibility to price their products more aggressively.

As a result of the intensified competition, we expect to encounter aggressive tactics such as the following:

•	price discounting;

•	early announcements of competing products and other marketing efforts;

•	customer financing assistance;

•	complete solution sales from one single source;

•	bundling multi-vendor solution integration services with turnkey network operating service offerings;

•	marketing and advertising assistance; and

•	intellectual property disputes.

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

The unpredictability of our quarterly results may adversely affect our common stock price.

In general, our revenue and operating results in any reporting period may fluctuate significantly due to a variety of factors including, but not limited to:

•	fluctuation in demand for our products;

•	the timing, volume and product mix of sales of our products;

•	changes in customer requirements, including delays or order cancellations;

•	the introduction of new products by us or our competitors;

•	changes in the price or availability of components for our products;

•	the timing of revenue recognition and deferred revenue;

•	readiness of customer sites for installation;

•	changes in our pricing policies or the pricing policies of our competitors;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	manufacturing and shipment delays;

•	the timing and amount of employer payroll tax to be paid on employee gains on stock options exercised;

•	changes in accounting rules, such as the requirement to record stock-based compensation expense for employee stock option grants made at fair market value; and

•	general economic conditions as well as those specific to the telecommunications, optical networking and related industries.

We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. You should not rely on our results for one quarter as any indication of our future performance. The factors discussed above are extremely difficult to predict and impact our revenue and operating results. In addition, our ability to forecast our future business has been significantly impaired by economic and market conditions. As a result, we believe that our revenue and operating results are likely to continue to vary significantly from quarter to quarter and may cause our stock price to fluctuate.

Customer purchase decisions have historically taken a long period of time. We believe that customers who make a decision to deploy our products will expand their networks slowly and deliberately. In addition, we could receive purchase orders on an irregular and unpredictable basis. Because of the nature of our business, we cannot predict these sales and deployment cycles. The long sales cycles, as well as our expectation that customers may tend to issue large purchase orders sporadically with short lead times, may cause our revenue and results of operations to vary significantly and unexpectedly from quarter to quarter. As a result, our future operating results may be below our expectations or those of public market analysts and investors, and our revenue may decline or recover at a slower rate than anticipated by us or analysts and investors. In either event, the price of our common stock could decrease.

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

In addition, our reliance on key component suppliers exposes us to potential supplier production difficulties or quality variations. The loss of a source of supply for key components or a disruption in the supply chain could require us to incur additional costs to redesign our products that use those components. Conversely, electronic products are experiencing shorter product life cycles which may require us to build inventories in excess of demand.

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

During the normal course of business, we may provide purchase orders to our contract manufacturers for up to six months prior to scheduled delivery of products to our customers. If we overestimate our product requirements, the contract manufacturers may assess cancellation penalties or we may have excess inventory which could negatively impact our gross margins. If we underestimate our product requirements, the contract manufacturers may have inadequate inventory that could interrupt manufacturing of our products and result in delays in shipment to our customers. We also could incur additional charges to expedite the manufacture of our products to meet our customer deployment schedules. If we over or underestimate our product requirements, our revenue and gross profit may be impacted.

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

International sales represented 67% of total revenue for fiscal 2006 and we have a substantial international customer base. We are subject to foreign exchange translation risk to the extent that our revenue is denominated in currencies other than the U.S. dollar. Doing business internationally requires significant management attention and financial resources to successfully develop direct and indirect sales channels and to support customers in international markets. We may not be able to maintain or expand international market demand for our products.

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

•	necessity to work with third parties in certain countries to perform installation and obtain customer acceptance may impact the timing of revenue recognition;

•	necessity to maintain staffing, or to work with third parties, to provide service and support in international locations;

•	the impact of slowdowns or recessions in economies outside the United States;

•	unexpected changes in regulatory requirements, including trade and environmental protection measures and import and licensing requirements;

•	obtaining export licensing authority on a timely basis and maintaining ongoing compliance with import, export and reexport regulations;

•	certification requirements;

•	currency fluctuations;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences; and

•	political and economic instability, particularly in emerging markets.

These factors may adversely impact our revenue, operating results and financial condition.

If we are unable to retain and recruit key personnel, our business may be harmed.

We depend on the continued services of our executive officers and other key engineering, sales, marketing and support personnel, who have critical industry experience and relationships that we rely on to implement our business strategy, many of whom would be difficult to replace. None of our officers or key employees is bound by an employment agreement for any specific term. We do not have “key person” life insurance policies or similar perquisites covering any of our employees.

Virtually all of our key employees have been granted stock-based awards that are intended to represent an integral component of their compensation package. These stock-based awards may not provide the intended incentive to our employees if our stock price declines, experiences significant volatility or if our failure to make our timely SEC filings prevents our employees from receiving or exercising stock options. The loss of the services of any of our key employees, the inability to attract and retain qualified personnel in the future, or delays in hiring qualified personnel could delay the development and introduction of our products, and negatively impact our ability to sell and support our products.

Adverse resolution of litigation may harm our business, operating results or financial condition.

We are a defendant in a class action securities lawsuit and a party to other litigation and claims in the normal course of our business. We are also subject to six derivative action lawsuits arising from our recent stock option investigation and related restatements of our financial statements, and we may be named in additional litigation. The highly technical nature of our products makes them susceptible to allegations of patent infringement. Litigation is by its nature uncertain and there can be no assurance that the ultimate resolution of such claims will not exceed the amounts accrued for such claims, if any. Litigation can be expensive, lengthy, and disruptive to normal business operations. An unfavorable resolution of a legal matter could have a material adverse affect on our business, operating results, or financial condition. For additional information regarding certain lawsuits and other disputes in which we are involved, see Part I, Item 3 “Legal Proceedings”.

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

We are subject to the continuous examination of our tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provisions. Our federal income tax returns for the years ended July 31, 2004 and 2005 are currently under examination by the IRS and our Massachusetts state income tax returns for the years ended July 31, 2002, 2003 and 2004 are currently under examination by the Massachusetts Department of Revenue. While we believe that we have adequately provided for our tax liabilities, including the outcome of these examinations, it is possible that the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by us are recorded in the period they become known. The ultimate outcome of these tax contingencies could have a material effect on our financial position, results of operations or cash flows.

Our stock price may be volatile.

Historically, the market for technology stocks has been extremely volatile. Our common stock has experienced, and may continue to experience, substantial price volatility. The occurrence of any one or more of the factors noted above could cause the market price of our common stock to fluctuate. In addition, the following factors could cause the market price of our common stock to fluctuate:

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

As of July 31, 2006, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 36% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	PROPERTIES

As of July 31, 2006, we lease two facilities in Chelmsford, Massachusetts, containing approximately 225,000 square feet in the aggregate. In Wallingford, Connecticut, we currently lease one facility containing a total of approximately 13,000 square feet. These facilities consist of offices and engineering laboratories used for research and development, administration, sales and customer support, ancillary light manufacturing, storage and shipping activities. We also maintain smaller offices to provide sales and customer support at various domestic and international locations. These facilities are presently adequate and suitable for our needs, and we do not expect to require additional space during fiscal 2007.

In connection with our acquisition of Eastern Research, Inc. on September 6, 2006, we assumed Eastern Research’s lease for a facility in Moorestown, New Jersey containing approximately 86,000 square feet. This facility consists of offices, engineering laboratories used for research and development, administration, sales and customer support, storage and shipping activities.

We also own a parcel of undeveloped land, containing approximately 102 acres, in Tyngsborough, Massachusetts.

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

On October 9, 2002, the court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and Section 20(a) claims without prejudice, because these claims were asserted only against the Individual Defendants. On October 13, 2004, the court denied the certification of a class in the action against the Company with respect to the Section 11 claims alleging that the defendants made material false and misleading statements in the Company’s Registration Statement and Prospectuses. The certification was denied because no class representative purchased shares between the date of the IPO and January 19, 2000 (the date unregistered shares entered the market), and thereafter suffered a loss on the sale of those shares. The court certified a class in the action against the Company with respect to the Section 10(b) claims alleging that the Company and the Individual Defendants defrauded investors by participating in a fraudulent scheme and by making materially false and misleading statements and omissions of material fact during the period in question. The underwriter defendants appealed the district court’s ruling on class certification to the Court of Appeals for the Second Circuit.

The Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately three hundred issuer defendants and the individual defendants currently or formerly associated with those companies reached a settlement and related agreements (the “Settlement Agreement”) which set forth the terms of a settlement between these parties. Among other provisions, the Settlement Agreement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful and for the Company to undertake certain responsibilities, including agreeing to assign away, not assert, or release, certain potential claims the Company may have against its underwriters. In addition, no payments would be required by the issuer defendants under the Settlement Agreement to the extent plaintiffs recover at least $1 billion from the underwriter defendants, who are not parties to the Settlement Agreement and who filed a memorandum of law in opposition to the approval of the Settlement Agreement. To the extent that plaintiffs recover less than $1 billion from the underwriter defendants, the approximately three-hundred issuer defendants would be required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the Settlement Agreement would be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers. The Company’s insurance carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by the plaintiffs. Therefore, we do not expect that the Settlement Agreement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers should arise, the Company’s maximum financial obligation to plaintiffs pursuant to the Settlement Agreement would be less than $3.4 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications were made.

On December 5, 2006, a panel of the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit panel denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, the issuer parties have informed the district court that the settlement presented to the court cannot be approved because the defined settlement class, like the litigation class, cannot be certified. We cannot predict whether the parties will be able to negotiate a revised settlement that complies with the standards set out in the Second Circuit’s decision. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. If the parties are not able to renegotiate a settlement and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

On April 1, 2003, a complaint was filed against the Company in the United States Bankruptcy Court for the Southern District of New York by the creditors’ committee (the “Committee”) of 360networks (USA), inc. and 360networks services inc. (the “Debtors”). The Debtors were the subject of Chapter 11 bankruptcy cases. The complaint seeks recovery of alleged preferential payments in the amount of approximately $16.1 million, plus interest. The Committee alleges that the Debtors made the preferential payments under Section 547(b) of the Bankruptcy Code to the Company during the 90-day period prior to the Debtors’ bankruptcy filing on account of preexisting claims. The Company has been defending against the complaint vigorously. Trial on the complaint is expected to be held in 2007.

On May 31, 2006, a purported shareholder derivative action, captioned Weisler v. Barrows (“Weisler”), was filed in the United States District Court for the District of Delaware (the “Delaware Court”), on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers (as amended on October 4, 2006). The plaintiff derivatively claims, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934, Section 304 of the Sarbanes-Oxley Act of 2002, and breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices. The plaintiff seeks unspecified damages, profits, the return of compensation paid by the Company, an injunction and costs and attorneys’ fees. Substantially similar actions, captioned Vanpraet v. Deshpande (“Vanpraet”) and Patel v. Deshpande (“Patel”), were filed in the United States District Court for the District of Massachusetts on June 28, 2006 and July 13, 2006, respectively (the “Massachusetts Court”), and Ariel v. Barrows (“Ariel”) was filed on July 21, 2006 in the United States District Court for the Eastern District of New York (the “New York Court”). None of the plaintiffs made presuit demand on the Company’s Board of Directors prior to filing suit. By Memorandum and Order dated November 6, 2006, the Delaware Court transferred Weisler to the District of Massachusetts. By stipulation of the parties, on November 21, 2006, the New York Court transferred Ariel to the District of Massachusetts. By margin order dated May 24, 2007, the Massachusetts Court consolidated Weisler, Vanpraet, Patel and Ariel (the “Federal Action”). A consolidated complaint is currently scheduled to be filed in the Federal Action on or before July 2, 2007. These purported derivative actions do not seek affirmative relief from the Company.

On June 9, 2006, a purported shareholder derivative action, captioned DeSimone v. Barrows (“DeSimone”), was filed in the Court of Chancery for the State of Delaware, in New Castle County (the “Chancery Court”), on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers (as amended on August 21, 2006). The plaintiff derivatively claimed, among other things, breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices. The plaintiff sought unspecified damages, profits, the return of compensation paid by the Company, an injunction and costs and attorneys’ fees. The plaintiff did not make presuit demand on the Company’s Board of Directors prior to filing suit. On September 5, 2006, all defendants filed motions to dismiss, which were fully briefed by February 20, 2007. On March 9, 2007, the Chancery Court heard oral argument on the motions to dismiss and, after argument, took the matter under advisement. The purported derivative action did not seek affirmative relief from the Company. On June 7, 2007, the Chancery Court granted the defendant’s motion to dismiss.

On September 19, 2006, an additional purported shareholder derivative action, captioned McMahon v. Smith, was filed in the Middlesex Superior Court for the Commonwealth of Massachusetts, on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers. The plaintiff derivatively claims, among other things, breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices, and also that certain defendants misappropriated confidential Company information for personal profit by selling Company stock while in possession of material, non-public information. The plaintiff seeks unspecified damages, profits, an injunction and costs and attorneys’ fees. The plaintiff did not make presuit demand on the Company’s Board of Directors prior to filing suit. On February 16, 2007, the court granted the parties’ joint motion seeking a temporary stay of proceedings. On June 1, 2007, the parties filed a joint motion seeking a continuation of that stay until such time that the Chancery Court rules on the motions to dismiss in DeSimone. The purported derivative action does not seek affirmative relief from the Company.

On June 29, 2006, a former employee of the Company filed a complaint in Massachusetts Superior Court alleging, among other things, claims relating to wrongful termination of an employment agreement, fraud in the inducement, retaliation and claims relating to certain of the Company’s stock option grant practices in 1999-2001. The complaint demanded lost wages, unspecified monetary damages and reinstatement of medical benefits, among other things. The case was moved to the Business Litigation Session of the Suffolk County Superior Court and, following an oral hearing on a motion to dismiss, the case was ordered dismissed on January 24, 2007. The plaintiff has filed a Notice of Appeal of the order and judgment.

The Company is subject to legal proceedings, claims, and litigation, including those from intellectual property matters, arising in the ordinary course of business. On a quarterly basis, the Company reviews its commitments and contingencies to reflect the effect of ongoing negotiations, settlements, rulings, advice of counsel, and other information and events pertaining to a particular case. We are also subject to potential tax liabilities associated with ongoing tax audits and examinations by various tax authorities. As a result, during the third quarter of fiscal 2005, the Company accrued $10.3 million associated with contingencies related to claims, litigation and other disputes and tax matters. During fiscal 2006, the Company increased this accrual by $6.8 million. While we believe the total amounts accrued are adequate, any subsequent change in our estimates will be recorded at such time the change is probable and estimable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock has been traded on the NASDAQ National Market under the symbol “SCMR” since October 22, 1999. The following table sets forth, for the periods indicated, the high and low closing sale prices as reported on the NASDAQ National Market for Sycamore common stock, as adjusted for all stock splits.

Fiscal year 2006:

	High	Low
Fourth Quarter ended July 31, 2006	$4.84	$3.62
Third Quarter ended April 29, 2006	5.09	4.36
Second Quarter ended January 28, 2006	4.97	3.69
First Quarter ended October 29, 2005	3.88	3.53

Fiscal year 2005:

	High	Low
Fourth Quarter ended July 31, 2005	$3.62	$3.22
Third Quarter ended April 30, 2005	3.62	3.35
Second Quarter ended January 29, 2005	4.10	3.46
First Quarter ended October 30, 2004	3.92	3.38

As of June 6, 2007, there were approximately 865 stockholders of record.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock during the period from the July 31, 2001 through July 31, 2006, with the cumulative total return on the S&P 500 and the Nasdaq Telecommunications Index. The comparison assumes $100 was invested on July 31, 2001 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

	7/01	7/02	7/03	7/04	7/05	7/06
Sycamore Networks, Inc.	100	40	59	53	51	52
S&P 500	100	76	85	96	109	115
NASDAQ Telecommunications	100	50	73	92	97	90

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

Securities Authorized for Issuance under Equity Compensation Plans

See table and related information under Part III, Item 12 “Equity Compensation Plan Information”.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto and with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for any future period.

See also the “Restatement of Previously Issued Financial Statements” Explanatory Note to this Annual Report on Form 10-K and Note 3 to “Notes to Consolidated Financial Statements” for more detailed information regarding the restatement of our consolidated financial statements for the years ended July 31, 2005, 2004, 2003 and 2002.

	For the years ended July 31,
	2006	2005	2004	2003	2002
		(as restated)	(as restated)	(as restated)	(as restated)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$87,395	$65,434	$44,547	$38,276	$65,174
Cost of revenue	43,942	34,425	31,149	37,520	155,496

Gross profit (loss)	43,453	31,009	13,398	756	(90,322)

Operating expenses:
Research and development	31,377	47,969	66,250	74,937	145,271
Sales and marketing	11,690	12,214	19,991	23,771	55,411
General and administrative	11,634	10,366	11,337	15,300	17,310
Litigation settlement	750	—	—	—	—
Reserve for contingencies	6,847	10,282	—	—	—
Restructuring charges and related asset impairments	—	679	—	(4,447)	124,990

Total operating expenses	62,298	81,510	97,578	109,561	342,982

Loss from operations	(18,845)	(50,501)	(84,180)	(108,805)	(433,304)
Losses on investments	—	—	—	—	(24,845)
Interest and other income, net	39,063	20,648	15,890	23,342	40,027

Income (loss) before income taxes	20,218	(29,853)	(68,290)	(85,463)	(418,122)
Income tax expense	830	63	—	—	—

Net income (loss)	$19,388	$(29,916)	$(68,290)	$(85,463)	$(418,122)

Basic net income (loss) per share	$0.07	$(0.11)	$(0.25)	$(0.32)	$(1.64)
Diluted net income (loss) per share	$0.07	$(0.11)	$(0.25)	$(0.32)	$(1.64)
Shares used in per-share calculation—basic	277,782	275,023	272,123	265,702	254,663
Shares used in per-share calculation—diluted	281,205	275,023	272,123	265,702	254,663

	As of July 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$985,137	$955,035	$961,325	$995,583	$1,043,545
Working capital	828,858	931,246	511,662	583,877	587,788
Total assets	1,018,052	982,063	990,918	1,032,628	1,118,575
Total stockholders’ equity	$975,706	$939,545	$955,440	$992,515	$1,037,730

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Item 6.—Selected Financial Data” and our consolidated financial statements and the related notes thereto included elsewhere in this report. Except for the historical information contained herein, we wish to caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including, without limitation, those risks and uncertainties discussed under the heading “Item 1A.—Factors That May Affect Future Results” contained in this Form 10-K and any other reports filed by us from time to time with the Securities and Exchange Commission. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.

Restatement of Previously Issued Financial Statements

On September 19, 2006, the Company’s Board of Directors, upon the recommendation of Sycamore’s management, concluded that the Company’s previously issued financial statements for the fiscal years ended July 31, 2005 and July 31, 2004 and related disclosures should be restated to reflect the effects of additional non-cash stock compensation expense resulting from the findings of an independent investigation into the Company’s stock option accounting that was conducted under the direction of the Audit Committee of our Board of Directors. The 2006 Restatement in this 2006 Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 as of and for the fiscal years ended July 31, 2005, 2004, 2003 and 2002. The investigation concluded that the appropriate measurement dates for a significant number of stock option grants differ from the originally recorded grant dates of such awards. Accordingly, we are restating our financial statements for certain prior periods to record additional non-cash stock compensation expense of approximately $215.3 million. The following discussion and analysis has been amended to reflect the restatement described above in the “Restatement of Previously Issued Financial Statements”, Explanatory Note to this Annual Report on Form 10-K and in Note 3. “Restatement of Previously Issued Financial Statements” in “Notes to Consolidated Financial Statements”. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports on Form 10-K.

Executive Summary

We develop and market optical networking products and provide services associated with such products for telecommunications service providers worldwide. Our current and prospective customers include domestic and international wireline and wireless network service providers and government entities with private fiber networks (collectively referred to as “service providers”). Our optical networking product portfolio includes fully integrated edge-to-core optical switching products, network management products and design and planning tools. We believe that our products enable network operators to efficiently and cost-effectively provision and manage optical network capacity to support a wide range of voice, video and data services.

Our business has been significantly impacted by the decline in the telecommunications industry which began in 2001 and continued for several years. This decline and the resulting spending constraints by service providers in the optical networking market, caused a decrease in the demand for our products which had an adverse impact on our revenue and profitability. Spending constraints in the optical networking market continued to ease modestly as service providers responded to increased market demand for broadband network services. Drivers for this demand include broadband internet access, high-speed wireless applications and other high bandwidth-intensive communications requirements. As a result, our revenues increased over the past two fiscal years as we met capacity expansion requirements for existing customers and introduced our products and services to new customers.

Total revenue for fiscal 2006 was $87.4 million, an increase of 34% compared to fiscal 2005. Total revenue for fiscal 2005 was $65.4 million, an increase of 47% compared to fiscal 2004. Our net income for fiscal 2006 was

$19.4 million compared to a net loss for fiscal 2005 of $29.9 million. We continue to maintain a significant cost structure, relative to our revenue, particularly within the research and development organization. We believe that these investments have enabled us to advance our technology and secure new business. While our fiscal 2006 operating results improved, we expect that market conditions will remain challenging and we anticipate that we will continue to generate operating losses for at least the next fiscal year.

As we remain focused on improvements in our business, our management and Board of Directors will continue to consider strategic options that may serve to maximize shareholder value. These options include acquiring or making strategic investments in companies with either complementary technologies or in adjacent markets to add complementary products and services, expand the markets we serve and diversify our customer base.

On September 6, 2006, we acquired Eastern Research, Inc., an innovative provider of network access solutions for fixed line and mobile network operators worldwide. We believe that the addition of Eastern Research’s products, technology and talent positions us to diversify and increase our customer base, expand our addressable markets, and broaden our customer offerings.

Our total cash, cash equivalents and investments were $985.1 million at July 31, 2006. Included in this amount were cash and cash equivalents of $169.8 million. We intend to fund our operations, including fixed commitments under operating leases, and any required capital expenditures over the next few years using our existing cash, cash equivalents and investments. We believe that, based on our business plans and current conditions, our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for the next twelve months. We also believe that our current cash, cash equivalents and investments will enable us to pursue the strategic options discussed above.

As of July 31, 2006, Sycamore and its subsidiaries employed approximately 246 persons, which was a net reduction of 30 persons from the approximately 276 persons employed on July 31, 2005.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. The most significant revenue recognition judgments typically involve customer acceptance, whether collection is reasonably assured and multiple element arrangements. In instances where customer acceptance is specified, revenue is deferred until all acceptance criteria have been met. We determine collectibility based on creditworthiness of the customer and customer’s payment history. Service revenue is recognized as the services are performed or ratably over the service period. Some of our transactions involve the sale of products and services under multiple element arrangements. While each individual transaction varies according to the terms of the purchase order or sales agreement, a typical multiple element arrangement may include some or all of the following components: product shipments, installation services, maintenance and training. The total sales price is allocated based on the relative fair value of each component, which generally is the price charged for each component when sold separately and recognized when revenue recognition criteria for each element is met.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts. In the event that we become aware of deterioration in a particular customer’s financial condition, a review is performed to determine if additional provisions for doubtful accounts are required.

Warranty Obligations

We accrue for warranty costs at the time revenue is recognized based on contractual rights and on the historical rate of claims and costs to provide warranty services. If we experience an increase in warranty claims above historical experience or our costs to provide warranty services increase, we may be required to increase our warranty accrual. An increase in the warranty accrual will have an adverse impact on our gross margin.

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

Stock Based Compensation Expense

On August 1, 2005, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We have estimated the fair value of stock-based payment awards on the date of grant using the Black Scholes pricing model, which is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rate and expected dividends. We are also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

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

Results of Operations

Fiscal Years ended July 31, 2006 and 2005

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2006	2005
Revenue
Product	$68,558	$49,922	$18,636	37.3%
Service	18,837	15,512	3,325	21.4%

Total revenue	$87,395	$65,434	$21,961	33.6%

Total revenue increased in fiscal 2006 compared to fiscal 2005. The increase was due to an increase in both product revenue and service revenue. Product revenue consists primarily of sales of our optical networking products including the SN 3000 and SN 16000 optical switching platforms. Product revenue increased in fiscal 2006 compared to fiscal 2005. The increase was primarily due to a higher level of orders from our existing customers to increase the capacity of their networks. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue increased in fiscal 2006 compared to fiscal 2005. The increase was primarily due to a higher level of maintenance renewal contracts.

For fiscal 2006, three customers accounted for 43%, 26% and 19% of revenue or 88% of our total revenue. Four customers accounted for 36%, 24%, 12% and 11% of revenue in fiscal 2005 or 83% of our total revenue. International revenue represented 67% of revenue in fiscal 2006, compared to 63% of revenue in fiscal 2005. We expect future revenue to continue to be highly concentrated in a relatively small number of customers and that international revenue may continue to represent a significant percentage of future revenue. Customer deployments in any given quarter may cause significant shifts in the percentage mix of domestic and international revenue. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially adversely affect our business, financial condition and results of operations.

Gross profit

The following table presents gross profit for product and services, including non-cash stock-based compensation expense (in thousands, except percentages):

	Year Ended July 31,
	2006	2005
		(as restated)
Gross profit:
Product	$33,372	$23,782
Service	10,081	7,227

Total	$43,453	$31,009

Gross profit:
Product	48.7%	47.6%
Service	53.5%	46.6%

Total	49.7%	47.4%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services and other fixed manufacturing costs. Product gross profit percentage increased slightly in fiscal 2006 compared to fiscal 2005. The increase was primarily the result of a more favorable product and customer mix and cost efficiencies associated with increased product revenue. In the future, we believe that product gross profit may be affected by changes in the mix of products sold, channels of distribution used, shipment volume, overhead absorption, sales discounts, increases in material or labor costs, excess inventory and obsolescence charges or credits, increases in component pricing, product redesigns, the introduction of new products or product features or entering new markets with different pricing and cost structures. In addition, product gross profit may fluctuate due to pricing pressures resulting from intense competition for limited optical switching opportunities worldwide.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit increased in fiscal 2006 compared to fiscal 2005. The increase was primarily due to reduced fixed support costs and lower personnel-related expenses and higher revenue levels. Service gross profit may be affected in future periods by various factors such as the change in mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2006	2005
		(as restated)
Research and development	$31,377	$47,969	$(16,592)	(34.6%)
Sales and marketing	11,690	12,214	(524)	(4.3%)
General and administrative	11,634	10,366	1,268	12.2%
Litigation settlement	750	—	750	—
Reserve for contingencies	6,847	10,282	(3,435)	(33.4%)
Restructuring charges and related asset impairments	—	679	(679)	(100%)

Total operating expenses	$62,298	$81,510	$(19,212)	(23.6%)

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses decreased in fiscal 2006 compared to fiscal 2005. The decrease was primarily due to lower personnel-related expenses and to a lesser degree lower stock-based compensation expense, reduced fixed overhead costs and lower project related costs.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, customer evaluations inventory and other sales and marketing support expenses. Sales and marketing expenses decreased in fiscal 2006 compared to fiscal 2005. The slight decrease was primarily due to lower personnel-related expenses and to a lesser degree a reduction in the cost of evaluation equipment and reduced fixed overhead costs.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased in fiscal 2006 compared to fiscal 2005. The increase was primarily due to costs of approximately $3.8 million associated with the stock option investigation and to a lesser extent an increase in stock-based compensation, partially offset by lower personnel-related expenses.

Reserve for Contingencies

During the third quarter of fiscal 2005, the Company accrued $10.3 million associated with contingencies related to claims, litigation and other disputes, as well as potential liabilities associated with various tax matters. In the fourth quarter of fiscal 2006, the Company increased this accrual by $6.8 million. In accordance with SFAS No. 5, a liability is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such provision on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. We are also subject to tax audits by various tax authorities. Management has recorded its best estimate of the probable liability resulting from these audits as of July 31, 2006. While we believe that the amounts accrued are adequate, any subsequent change in our estimates will be recorded at such time the change is probable and estimable.

Restructuring Charges and Related Asset Impairments

During the third quarter of fiscal 2005, the Company reduced its workforce by approximately 20 employees as a result of the rationalization of certain R&D initiatives. The Company recorded a restructuring charge of $0.7 million that was comprised of expenses related to the workforce reduction and contract termination costs. As a result, the Company wrote down $0.2 million of certain development assets to their fair value based on the expected discounted cash flows they would generate over their remaining economic life. As of July 31, 2006, we had $2.3 million in accrued restructuring costs, consisting primarily of facility consolidation charges that will be paid over the respective lease terms through 2007.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2006	2005
Interest and other income, net	$39,063	$20,648	$18,415	89.2%

Interest and other income, net increased for fiscal 2006 compared to fiscal 2005. The increase was primarily due to higher interest rates.

Provision for Income Taxes

The provision for income taxes of $0.8 million for fiscal 2006 was recorded for alternative minimum tax and taxes due on income generated in foreign tax jurisdictions and certain states. We did not record any net tax benefits relating to our net losses due to the uncertainty surrounding the realization of these future tax benefits.

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

Gross profit

The following table presents gross profit for product and services, including non-cash stock-based compensation expense (in thousands, except percentages):

	Year Ended July 31,
	2005	2004
	(as restated)	(as restated)
Gross profit:
Product	$23,782	$10,483
Service	7,227	2,915

Total	$31,009	$13,398

Gross profit:
Product	47.6%	32.0%
Service	46.6%	24.7%

Total	47.4%	30.1%

Product gross profit

Product gross profit increased in fiscal 2005 compared to fiscal 2004. The increase was primarily the result of a favorable product and customer mix and cost efficiencies associated with increased product revenue.

Service gross profit

Service gross profit increased in fiscal 2005 compared to fiscal 2004. The increase was primarily due to reduced fixed support costs and lower personnel-related expenses and higher revenue levels.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2005	2004
	(as restated)	(as restated)	(as restated)	(as restated)
Research and development	$47,969	$66,250	$(18,281)	(27.6%)
Sales and marketing	12,214	19,991	(7,777)	(38.9%)
General and administrative	10,366	11,337	(971)	(8.6%)
Reserve for contingencies	10,282	—	10,282	—
Restructuring charges and related asset impairments	679	—	679	—

Total operating expenses	$81,510	$97,578	$(16,068)	(16.5%)

Research and Development Expenses

Research and development expenses decreased in fiscal 2005 compared to fiscal 2004. The decrease was primarily due to lower stock-based compensation expense, reduced fixed overhead costs and lower project related costs partially offset by higher personnel-related expenses.

Sales and Marketing Expenses

Sales and marketing expenses decreased in fiscal 2005 compared to fiscal 2004. The decrease was primarily due to lower personnel-related expenses, lower stock-based compensation expense, a reduction in the cost of evaluation equipment and reduced fixed overhead costs.

General and Administrative Expenses

General and administrative expenses decreased in fiscal 2005 compared to fiscal 2004. The decrease was primarily due to lower stock-based compensation expense and lower personnel-related expenses partially offset by costs associated with the 2005 stock option investigation, and increased expenses resulting from activities required to meet the requirements of the Sarbanes-Oxley Act.

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

Liquidity and Capital Resources

Year Ended July 31, 2006

Total cash, cash equivalents and investments were $985.1 million at July 31, 2006. Included in this amount were cash and cash equivalents of $169.8 million, compared to $508.3 million at July 31, 2005. The decrease in cash and cash equivalents of $338.5 million was attributable to cash used in investing activities of $372.7 million, partially offset by cash provided by operating activities of $23.9 million and cash provided by financing activities of $10.4 million.

Net cash used in investing activities was $372.7 million and consisted primarily of net purchases of investments and to a lesser degree purchases of property and equipment and acquisition related costs.

Net cash generated by operating activities was $23.9 million. Net income was $19.4 million and included significant non-cash charges including depreciation and amortization of $3.8 million and stock-based compensation of $6.0 million. Accounts receivable increased to $14.1 million at July 31, 2006 from $8.4 million at July 31, 2005. Days sales outstanding as of July 31, 2006 was 80 days and days sales outstanding as of July 31, 2005 was 42 days. Our accounts receivable and days sales outstanding are impacted primarily by the timing of shipments, collections performance and timing of support contract renewals. Inventory levels increased to $6.0 million at July 31, 2006 from $5.4 million at July 31, 2005. We continue to manage our inventory levels and the increase was primarily due to the timing of receipts. Deferred revenue decreased to $9.5 million at July 31, 2006 from $10.3 million at July 31, 2005. The change in deferred revenue is due to the timing of maintenance contract renewals and the ongoing amortization of deferred maintenance revenue. Accounts payable increased to $5.7 million at July 31, 2006 from $2.1 million at July 31, 2005. Accrued expenses and other current liabilities increased to $24.9 million at July 31, 2006 from $21.6 million at July 31, 2005. The increase is primarily due to the increase in the reserve for contingencies of $6.7 million partially offset by decreases in accrued compensation and accrued expenses. Accrued restructuring costs decreased to $2.3 million at July 31, 2006 from $8.5 million at July 31, 2005. The decrease was due to an early lease termination option exercised in the fourth quarter of fiscal 2006, resulting in a cash payment of approximately $3.2 million and ongoing lease payments under that lease.

For the year ended July 31, 2006, net cash provided by financing activities was $10.4 million and consisted of proceeds from employee stock plan activity.

Our primary source of liquidity comes from our cash and investments, which totaled $985.1 million at July 31, 2006. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities. At July 31,

2006, $674.5 million of investments with maturities of less than one year were classified as short-term investments, and $140.8 million of investments with maturities of greater than one year were classified as long-term investments. Based on our current expectations, we anticipate that some portion of our existing cash and cash equivalents and investments may be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At July 31, 2006, more than 94% of our accounts receivable balance was attributable to three customers. As of July 31, 2006, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. We currently intend to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments.

As of July 31, 2006, the future restructuring cash payments of $2.3 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and potential legal matters.

Based on our current plans and business conditions, we believe that our existing cash and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. We will continue to consider appropriate action with respect to our cash position in light of the present and anticipated business needs as well as providing a means by which our shareholders may realize value in connection with their investment.

Year Ended July 31, 2005

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

Cash provided by investing activities of $466.6 million consisted primarily of net proceeds of investments of $469.5 million. Cash provided by financing activities of $5.1 million consisted of the proceeds received from employee stock plan activity. Cash used in operating activities of $8.9 million consisted of the net loss for the period of $29.9 million, adjusted for net non-cash charges totaling $12.7 million and changes in working capital totaling $8.3 million. The most significant changes in working capital were an increase in accrued expenses and other current liabilities of $11.9 million which resulted primarily from our $10.3 million reserve for contingencies, a decrease in accrued restructuring costs of $3.6 million resulting from payments on restructured facilities and a decrease in accounts payable of $3.5 million primarily due to timing of payments. Net non-cash charges included depreciation and amortization, stock-based compensation and restructuring charges and related asset impairments.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment (“SFAS 123R”)”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. The adoption of SFAS 123R on August 1, 2005 had a material impact on the Company’s consolidated statements of operations and statements of cash flows. For more information see Footnote 9, Share-Based Compensation to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 28 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for, and reporting of, a change in accounting principle, in the absence of explicit transition requirements specific to a newly adopted accounting principle. The adoption of this statement did not have a material impact on our financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

At July 31, 2006, our future contractual obligations, which consist of contractual commitments for operating leases and inventory and other purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years
Operating leases	$3,093	$3,093	—	—
Inventory and other purchase commitments	13,568	13,568	—	—

Total	$16,661	$16,661	—	—

Payments made under operating leases will be treated as rent expense for the facilities currently being utilized, or as a reduction of the restructuring liability for payments relating to excess facilities. Payments made for inventory purchase commitments will initially be capitalized as inventory, and will then be recorded as cost of revenue as the inventory is sold or otherwise disposed of.

Related Party Transactions

In July 2000, we made an investment of $2.2 million in Tejas Networks India Private Limited (“Tejas”). The Chairman of the Board of Directors of Sycamore also serves as the Chairman of the Board of Directors of Tejas. An executive officer of our Company also serves as a board member of Tejas. We have no obligation to provide any additional funding to Tejas. During the fiscal years ended July 31, 2006 and 2005, we recognized revenue of $0.3 million and $0.1 million, respectively, relating to transactions with Tejas. During the fiscal year ended July 31, 2004, we did not engage in any material transactions with Tejas.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at July 31, 2006, the fair value of the portfolio would decline by approximately $1.9 million. Depending on the outcome of our review of strategic and financial alternatives, we may not hold our investments to maturity and as a result, may realize a gain or loss.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business includes sales globally, with international revenue representing 67% of total revenue in fiscal 2006. To the extent that international sales represent a significant portion of our revenue, fluctuations in foreign currencies may have an impact on our financial results. To date the impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Sycamore Networks, Inc.:

We have completed integrated audits of Sycamore Networks, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of July 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sycamore Networks, Inc. and its subsidiaries at July 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

As discussed in Note 3 to the consolidated financial statements, the Company has restated its financial statements as of and for the years ended July 31, 2005 and 2004.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of July 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Boston, Massachusetts

June 21, 2007

SYCAMORE NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	July 31, 2006	July 31, 2005
		(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$169,820	$508,281
Short-term investments	674,518	446,258
Accounts receivable, net of allowance for doubtful accounts of $4,132 at July 31, 2006 and July 31, 2005	14,090	8,384
Inventories	6,013	5,445
Prepaids and other current assets	4,184	3,812

Total current assets	868,625	972,180
Property and equipment, net	7,824	8,437
Long-term investments	140,799	496
Other assets	804	950

Total assets	$1,018,052	$982,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,695	$2,144
Accrued compensation	1,362	3,640
Accrued warranty	1,136	1,654
Accrued expenses	3,788	4,209
Accrued restructuring costs	2,280	8,455
Reserve for contingencies	16,974	10,282
Deferred revenue	6,918	8,700
Other current liabilities	1,614	1,850

Total current liabilities	39,767	40,934

Long term deferred revenue	2,579	1,584

Total liabilities	42,346	42,518

Commitments and contingencies (Notes 6 and 13)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized, none issued and outstanding at July 31, 2006 and July 31, 2005	—	—
Common stock, $.001 par value; 2,500,000 shares authorized, 278,902 and 276,046 shares issued at July 31, 2006 and July 31, 2005 respectively	279	276
Additional paid-in capital	2,011,147	1,995,735
Accumulated deficit	(1,034,464)	(1,053,852)
Deferred compensation	—	(208)
Accumulated other comprehensive loss	(1,256)	(2,406)

Total stockholders’ equity	975,706	939,545

Total liabilities and stockholders’ equity	$1,018,052	$982,063

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended July 31,
	2006	2005	2004
		(as restated)	(as restated)
Revenue
Product	$68,558	$49,922	$32,729
Service	18,837	15,512	11,818

Total revenue	87,395	65,434	44,547

Cost of revenue
Product	35,186	26,140	22,246
Service	8,756	8,285	8,903

Total cost of revenue	43,942	34,425	31,149

Gross profit	43,453	31,009	13,398

Operating expenses:
Research and development	31,377	47,969	66,250
Sales and marketing	11,690	12,214	19,991
General and administrative	11,634	10,366	11,337
Litigation settlement	750	—	—
Reserve for contingencies	6,847	10,282	—
Restructuring charges and related asset impairments	—	679	—

Total operating expenses	62,298	81,510	97,578

Loss from operations	(18,845)	(50,501)	(84,180)
Interest and other income, net	39,063	20,648	15,890

Income (loss) before income taxes	20,218	(29,853)	(68,290)
Income tax expense	830	63	—

Net income (loss)	$19,388	$(29,916)	$(68,290)

Net income (loss) per shares:
Basic	$0.07	$(0.11)	$(0.25)
Diluted	$0.07	$(0.11)	$(0.25)
Weighted average shares outstanding:
Basic	277,782	275,023	272,123
Diluted	281,205	275,023	272,123

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock		Accumulated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
			(as restated)	(as restated)	(as restated)
Balance, July 31, 2003	272,099	$272	$1,985,626	$(955,646)	$(39,518)	147	$(11)	$1,792	$992,515

Net loss	—	—	—	(68,290)	—	—	—	—	(68,290)
Unrealized loss on investments	—	—	—	—	—	—	—	(4,536)	(4,536)

Total comprehensive loss									(72,826)
Treasury stock purchases	—	—	—	—	—	289	(25)	—	(25)
Treasury stock retirements	(436)	—	(36)	—	—	(436)	36	—	—
Issuance of common stock under employee and director stock plans	2,224	2	6,621	—	—	—	—	—	6,623
Deferred compensation expense associated with equity awards	—	—	212	—	(212)	—	—	—	—
Stock-based compensation expense	—	—	671	—	28,482	—	—	—	29,153
Adjustments to deferred compensation for terminated employees	—	—	(3,280)	—	3,280	—	—	—	—

Balance, July 31, 2004 .	273,887	274	1,989,814	(1,023,936)	(7,968)	—	—	(2,744)	955,440

Net loss	—	—	—	(29,916)	—	—	—	—	(29,916)
Unrealized gain on investments	—	—	—	—	—	—	—	338	338

Total comprehensive loss									(29,578)
Treasury stock purchases	—	—	—	—	—	14	—	—	—
Treasury stock retirements	(14)	—	—	—	—	(14)	—	—	—
Issuance of common stock under employee and director stock plans	2,173	2	5,956	—	—	—	—	—	5,958
Deferred compensation expense associated with equity awards	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	366	—	7,359	—	—	—	7,725
Adjustments to deferred compensation for terminated employees	—	—	(401)	—	401	—	—	—	—

Balance, July 31, 2005	276,046	276	1,995,735	(1,053,852)	(208)	—	—	(2,406)	939,545

Net income	—	—	—	19,388	—	—	—	—	19,388
Unrealized gain on investments, net of tax of $49	—	—	—	—	—	—	—	1,150	1,150

Total comprehensive income									20,538
Issuance of common stock under employee and director stock plans	2,856	3	9,575	—	—	—	—	—	9,578
Stock-based compensation expense	—	—	6,045	—	—	—	—	—	6,045
Adjustments to deferred compensation for the adoption of SFAS 123R	—	—	(208)	—	208	—	—	—	—

Balance, July 31, 2006	278,902	$279	$2,011,147	$(1,034,464)	$—	—	$—	$(1,256)	$975,706

The accompanying notes are an integral part of the consolidated financial statements.

S YCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended July 31,
	2006	2005	2004
		(as restated)	(as restated)
Cash flows from operating activities:
Net income (loss)	$19,388	$(29,916)	$(68,290)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,802	4,790	12,470
Stock-based compensation	6,045	7,725	29,153
Adjustments to provisions for excess and obsolete inventory	(678)	—	—
Loss on disposal of equipment	200	—	—
Restructuring charges and related asset impairments	—	169	—
Provision for doubtful accounts	—	—	(52)
Changes in operating assets and liabilities:
Accounts receivable	(5,706)	2,221	216
Inventories	813	(1,533)	(2,029)
Prepaids and other current assets	246	611	69
Deferred revenue	(787)	2,132	5,475
Accounts payable	3,551	(3,458)	2,127
Accrued expenses and other liabilities	3,190	11,916	(5,156)
Accrued restructuring costs	(6,175)	(3,550)	(7,081)

Net cash provided by (used in) operating activities	23,889	(8,893)	(33,098)

Cash flows from investing activities:
Purchases of property and equipment	(4,093)	(3,587)	(4,448)
Acquisition costs	(1,438)	—	—
Purchases of investments	(1,261,597)	(215,361)	(896,609)
Maturities of investments	894,233	684,840	774,040
Decrease in other assets	146	714	1,226

Net cash provided by (used in) investing activities	(372,749)	466,606	(125,791)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	10,399	5,138	6,623
Purchase of treasury stock	—	—	(25)

Net cash provided by financing activities	10,399	5,138	6,598

Net increase (decrease) in cash and cash equivalents	(338,461)	462,851	(152,291)
Cash and cash equivalents, beginning of period	508,281	45,430	197,721

Cash and cash equivalents, end of period	$169,820	$508,281	$45,430

Supplemental cash flow information:
Cash paid for interest	—	—	—
Cash paid for income taxes	$659	—	—

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business:

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

Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original or remaining maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. The Company would recognize an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As of July 31, 2006 and 2005, investments consisted of (in thousands):

July 31, 2006:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Government securities	$816,490	$65	$(1,238)	$815,317

Total	$816,490	$65	$(1,238)	$815,317

July 31, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Government securities	$428,339	$—	$(2,374)	$425,965
Commercial paper	20,821	—	(32)	20,789

Total	$449,160	$—	$(2,406)	$446,754

At July 31, 2006, contractual maturities of the Company’s investment securities were as follows (in thousands):

	Amortized Cost	Fair Market Value
Less than one year	$675,393	$674,518
Due in one to three years	141,097	140,799

Total	$816,490	$815,317

The following tables provide the breakdown of the investments with unrealized losses at July 31, 2006 and 2005 (in thousands):

July 31, 2006

	Less than 12 Months			12 Months or Greater			Total
	Fair Market Value	Gross Unrealized Gain	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Gain	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Gain	Gross Unrealized Losses
Government securities	$815,317	$65	$(1,238)	$—	$—	$—	$815,317	$65	$(1,238)

Total	$815,317	$65	$(1,238)	$—	$—	$—	$815,317	$65	$(1,238)

July 31, 2005

	Less than 12 Months			12 Months or Greater			Total
	Fair Market Value	Gross Unrealized Gain	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Gain	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Gain	Gross Unrealized Losses
Government securities	$170,379	$—	$(275)	$255,585	$—	$(2,099)	$425,964	$—	$(2,374)
Commercial paper	13,650	—	(1)	7,140	—	(31)	20,790	—	(32)

Total	$184,029	$—	$(276)	$262,725	$—	$(2,130)	$446,754	$—	$(2,406)

The Company also has certain investments in non-publicly traded companies for the promotion of business and strategic objectives. These investments are included in other long-term assets in the Company’s balance sheet and are generally carried at cost less appropriate reductions or impairment charges. As of July 31, 2006 and 2005, $0.4 million of these investments are included in other long-term assets.

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

Stock-Based Compensation

Effective August 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to August 1, 2005, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.

SFAS 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods, or in the period of grant if the requisite service period has been provided, in the Company’s Consolidated Statement of Operations. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options under SFAS 123R, consistent with that used for pro forma disclosures under SFAS 123. The fair value of a restricted stock unit is equivalent to the market price of the Company’s common stock on the grant date.

Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the year ended July 31, 2006 included (i) compensation expense for share-based awards granted prior to, but not yet vested as of July 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and (ii) compensation expense for the share-based awards granted subsequent to July 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for all share-based awards that were granted on or prior to July 31, 2005 will continue to be recognized using the straight-line option method. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s stock-based compensation expense required under APB 25 and the pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

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

Concentrations and Significant Customer Information

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, investments and accounts receivable. The Company invests its excess cash primarily in deposits with commercial banks, high-quality corporate securities and U.S. government securities. For the year ended July 31, 2006, three customers accounted for 43%, 26% and 19% of the Company’s revenue. For the year ended July 31, 2005, four customers accounted for 36%, 24%, 12% and 11% of the Company’s revenue. For the year ended July 31, 2004, four customers accounted for 41% 27%, 13% and 13% of the Company’s revenue. The Company generally does not require collateral for sales to customers, and the Company’s accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At July 31, 2006 more than 94% of the Company’s accounts receivable balance was attributable to three customers. At July 31, 2005, more than 99% of the Company’s accounts receivable balance was attributable to two customers.

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

Allowance for Doubtful Accounts

The Company evaluates its outstanding accounts receivable balances on an ongoing basis to determine whether an allowance for doubtful accounts should be recorded. Activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	Year Ended July 31,
	2006	2005	2004
Beginning balance	$4,132	$4,132	$4,184
Additions (credits) charged to expenses	—	—	(52)

Ending balance	$4,132	$4,132	$4,132

Other Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). For all periods presented, the unrealized gain or loss on investments, which is recorded as a component of stockholders’ equity, was the primary difference between the reported net income (loss) and total comprehensive income (loss).

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

	Year Ended July 31,
	2006	2005	2004
		(as restated)	(as restated)
Net income (loss)	$19,388	$(29,916)	$(68,290)
Denominator:
Weighted-average shares of common stock outstanding	277,782	275,081	272,881
Weighted-average shares subject to repurchase	—	(58)	(758)

Shares used in per-share calculation—basic	277,782	275,023	272,123

Weighted-average shares of common stock outstanding	277,782	275,023	272,123
Weighted common stock equivalents	3,423	—	—

Shares used in per-share calculation—diluted	281,205	275,023	272,123

Net income (loss) per share:
Basic	$0.07	$(0.11)	$(0.25)

Diluted	$0.07	$(0.11)	$(0.25)

Anti-dilutive employee stock options to purchase 10.9 million, 26.7 million and 30.8 million shares of common stock have not been included in the computation of diluted net income (loss) per share for the years ended July 31, 2006, 2005 and 2004.

Segment Information

The Company has determined that it conducts its operations in one business segment. For the year ended July 31, 2006, the geographical distribution of revenue was as follows: United States—33%, England—28%, Korea—18% Netherlands—15%, and all other countries—6%. For the year ended July 31, 2005, the geographical distribution of revenue was as follows: United States—40%, England—33%, Japan—9% and all other countries—18%. For the year ended July 31, 2004, the geographical distribution of revenue was as follows: United States—41%, England—21%, France—13%, Japan—13% and all other countries—12%. Long-lived assets consist entirely of property and equipment and are principally located in the United States for all periods presented.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment (“SFAS 123R”)”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. The adoption of SFAS 123R on August 1, 2005 had a material impact on the Company’s consolidated statements of operations, financial position and statement of cash flows. For more information see Footnote 9, Share-Based Compensation to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 28 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for, and reporting of, a change in accounting principle, in the absence of explicit transition requirements specific to a newly adopted accounting principle. The adoption of this statement did not have a material impact on our financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

3.	Restatement of Previously Issued Financial Statements

Restatement of Previously Issued Financial Statements

On September 19, 2006, the Company’s Board of Directors, upon the recommendation of Sycamore’s management, concluded that the Company’s previously issued financial statements for the fiscal years ended July 31, 2005 and July 31, 2004 and related disclosures should be restated (the “2006 Restatement”) to reflect the effects of additional non-cash stock compensation expense resulting from the findings of an independent investigation into the Company’s stock option accounting that was conducted under the direction of the Audit Committee of our Board of Directors. The 2006 Restatement in this 2006 Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 as of and for the fiscal years ended July 31, 2005, 2004, 2003 and 2002. The investigation concluded that the originally recorded grant dates for a significant number of stock option awards were incorrect for stock option accounting purposes. Accordingly, the Company is restating its financial statements for certain prior periods to record additional non-cash stock compensation expense of approximately $215.3 million.

Background

On August 25, 2005, the Company announced that the Audit Committee of its Board of Directors had completed an independent investigation into the Company’s stock option accounting (the “2005 Investigation”). The 2005 Investigation identified certain stock options granted during calendar years 1999 to 2001 that were erroneously accounted for under generally accepted accounting principles (“GAAP”) and for which the Company’s pro forma disclosures for stock compensation expense required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) for the fiscal year ended July 31, 2004 were in error. The findings identified in the 2005 Investigation resulted in an aggregate non-cash stock compensation charge of $33.8 million. Accordingly, on September 12, 2005, the Company filed its Annual Report on Form 10-K/A for the fiscal year ended July 31, 2004, which included the restatement of our historical financial statements for fiscal years ended July 31, 2004, 2003, 2002, 2001 and 2000 (the “2005 Restatement”) to reflect that additional stock compensation expense.

On May 17, 2006, the United States Securities and Exchange Commission (the “SEC”) issued a formal order of investigation into the Company’s stock option granting practices. On May 26, 2006, the Company received a subpoena from the United States Attorney’s Office for the District of Massachusetts (the “DOJ”) for the production of documents relating to the Company’s stock option granting practices. In early June 2006, an employee who is no longer with the Company came forward with additional information concerning the timing of a stock option grant that he had received upon joining the Company in 1999. The Company promptly investigated and confirmed that the measurement date used by the Company for that grant was incorrect. Because manual changes were made in 1999 to the employee’s start date in the Company’s payroll and human resource information systems, this improperly dated stock option grant was not detected during the 2005 Investigation’s electronic database analysis. Also in June 2006, employees of the Company’s information technology department, following the issuance of a company-wide directive to preserve documentation and electronic data, discovered a substantial number of obsolete back-up server tapes that were not previously known to exist. It was ultimately determined that certain of the tapes contained a significant amount of relevant electronic mail and other documents. Management immediately informed the Audit Committee as well as the SEC and DOJ of these discoveries, and the Audit Committee, assisted by independent legal counsel and independent forensic accountants, promptly commenced a second investigation into the Company’s stock option granting practices and related accounting (the “2006 Investigation” or the “Investigation”).

Scope of the 2006 Independent Investigation of Stock Option Accounting

All of the approximately 5,100 stock option and restricted stock grants made to employees, officers, directors and consultants during the period from the Company’s incorporation in 1998 through October 2006 (the “Relevant Period”) were examined as a part of the 2006 Investigation. The Investigation also included an examination of all of the approximately 200 stock option and restricted stock grants issued by a privately held company that the Company acquired in a pooling-of-interest in September of 2000. The 2006 Investigation consisted of an extensive review of the Company’s policies and procedures as well as internal records and supporting documentation, including the review of over 1.8 million pages of hard copy and electronic documents. In addition, numerous interviews were conducted with current and former employees and members of our Board of Directors. The results of the 2006 Investigation are based on all available information. However, several former employees with responsibilities relating to the management and administration of the Company’s stock option programs refused to cooperate in either the 2005 or 2006 Investigations.

Key Findings

•

The Investigation identified a significant number of stock option and restricted stock grants where the appropriate measurement dates for stock option accounting purposes differed from the originally recorded grant dates, including: (i) stock options granted prior to the Company’s initial public offering, (ii) broad-based stock option grants, (iii) executive stock option grants, (iv) post-IPO individual stock option grants, including new hire, promotional, retention and other grants, and (v) certain other miscellaneous stock option and restricted stock grants.

•

The Investigation concluded that certain of the above-identified option grants were deliberately altered to provide more favorable exercise prices to the grantees. The Investigation also identified evidence that, from 1999 through 2002, certain meeting minutes and Unanimous Written Consents of the Board of Directors were altered after they had been delivered to the directors for approval. In addition, minutes were drafted for certain Compensation Committee meetings in 2001 and 2002 that evidence suggests may not have occurred. The Audit Committee has concluded that the former Chief Financial Officer and the former Director of Financial Operations and certain of their direct reports were responsible for these actions.

•

Over 99% or approximately $213.8 million of the amount of non-cash stock compensation expense associated with the 2006 Restatement resulted from stock option grants that were made prior to January 1, 2002, and approximately 59% or $127.8 million relates to grants that were issued in the period prior to the Company’s initial public offering in October of 1999. Less than 2% or approximately $3.7 million of the total compensation expense recorded in connection with the 2006

Restatement resulted from grants made to persons who were at the time executive officers as defined by Section 16 of the Securities Exchange Act of 1934, as amended.

•	The Audit Committee’s Investigation has concluded that no member of current management, the Compensation Committee or the Board of Directors engaged in any wrongdoing.

•

The Audit Committee’s Investigation has further concluded that no member of current management, the Compensation Committee or the Company’s Board of Directors was aware, prior to the onset of the 2005 Investigation, of improprieties relating to the administration of the Company’s stock option programs or that the Company’s accounting or other disclosures were inaccurate.

•

The Audit Committee’s Investigation determined that all measurement dates associated with stock option grants to our directors and our current Chief Financial Officer, Richard J. Gaynor, were correct. Our President and Chief Executive Officer, Daniel E. Smith, and our Chairman of the Board, Gururaj Deshpande, have never received stock options from the Company.

Broad Categories

The conclusions reached in the 2006 Investigation were based on data discovered after the Company’s 2005 Restatement. For certain stock option grants that were included in the 2005 Restatement, the newly discovered data enabled the Company to establish more appropriate measurement dates. The Company also relied upon the SEC Chief Accountant’s guidance, issued on September 19, 2006 (the “SEC Guidance”), to assist the Company in determining the most appropriate measurement dates for stock option accounting purposes. The Company has analyzed the grants during the Relevant Period and categorized them based on grant type and the process by which the grant was finalized. These categories consist of:

•	Incorrect Measurement Dates for Stock Options Granted Prior to the Company’s Initial Public Offering;

•	Incorrect Measurement Dates for Broad-based Stock Option Grants;

•	Incorrect Measurement Dates for Executive Stock Option Grants;

•	Incorrect Measurement Dates for Post-IPO Individual Stock Option Grants—New Hire, Promotional, Retention, & Other Grants; and

•	Incorrect Measurement Dates for Certain Other Miscellaneous Stock Option and Restricted Stock Grants.

For each category, the Company applied the relevant accounting standards to determine the most appropriate measurement date for each grant when the facts and circumstances dictated that the originally recorded grant date was incorrect. As a result of this analysis, the Company has recorded in its financial statements an additional non-cash stock compensation expense of approximately $215.3 million.

Incorrect Measurement Dates for Stock Options Granted Prior to the Company’s Initial Public Offering

The process by which the Board of Directors approved stock option grants during the period prior to the Company’s initial public offering (“IPO”) for the most part involved unanimous written consents (“UWCs”) that incorporated exhibits detailing the proposed grant recipients and their respective stock option grants. For each of these grants, the Company used the “as of” date stated on the UWC as the option grant date. For certain of these grants, the Company could not locate documentation to substantiate that all of the required directors’ signatures had been obtained or delivered by the date specified in the UWC, and in certain instances documents or other evidence showed that some or all of the required signatures were obtained later. As a result, the Company has decided to revise the measurement dates for certain of these grants to a date when the available evidence suggests the last signature was obtained. In addition, the Audit Committee discovered evidence that modifications were made to certain UWCs and meeting minutes of the Board of Directors during the period after the UWCs or minutes were delivered to the directors for approval. The Audit Committee also identified several instances where an option grant was issued as of the date on which an employee accepted his or her written offer of employment, which set forth the terms of the stock option grant made to the employee, but prior to the date on which the individual began providing substantive services to the Company. In applying the SEC Guidance, the Company has recorded in its financial statements a non-cash stock compensation expense of approximately $127.8 million for this category of grants. Approximately $117.1 million (or 92%) of this compensation expense resulted from revised measurement dates for grants listed on 3 UWCs that the Company determined should be measured based upon post-IPO closing stock prices that were substantially higher than the originally recorded pre-IPO fair market value stock prices. Of this compensation expense, approximately $66.0 million resulted from a measurement date adjustment to a new hire grant because it was determined that this individual was not providing substantive services to the Company as of the originally recorded grant date. This individual was subsequently elected as an executive officer, as defined by Section 16 of the Securities and Exchange Act of 1934, as amended, and continues to serve in that capacity.

Incorrect Measurement Dates for Broad-based Stock Option Grants

In connection with its annual performance review process, the Company issued broad-based grants to large numbers of its employees (“Refresh Grants”). Each of these Refresh Grants was authorized by the former Chief Financial Officer in accordance with authority delegated to her by the Board of Directors. The Audit Committee determined that for each of these Refresh Grants the complete list of recipients and number of shares that each recipient would receive was not determined with finality as of the originally recorded grant date. Therefore, the Company has concluded that the appropriate measurement dates for these Refresh Grants were dates subsequent to the original grant dates. In addition, based on evidence discovered as a part of the 2006 Investigation, the Company has determined a more appropriate measurement date for the April 2000 Refresh Grant, which had been previously revised as part of the 2005 Restatement. For the four Refresh Grants that occurred between 2000 and 2002, evidence indicated that certain documents were modified and/or misdated and that grant dates were retroactively selected to obtain more favorable exercise prices. As a result, the Company has recorded a non-cash stock compensation expense of approximately $48.6 million for this category of grants, of which $31.3 million was recorded in fiscal year 2001.

Incorrect Measurement Dates for Executive Stock Option Grants

Grants to the Company’s executive officers, as defined by Section 16 of the Securities Exchange Act of 1934, as amended (“Executive Officers”) were typically made by UWC of the Company’s Board of Directors. In connection with certain Executive Officer grants in 2001 and 2002, the Audit Committee has determined, based on the available evidence, that the last of the signatures on the applicable UWCs was obtained after the originally recorded grant dates, and thus the appropriate measurement dates for these grants differ from the originally recorded grant dates. As a result, the Company has recorded a non-cash stock compensation expense of approximately $3.7 million related to these grants, which represents less than 2% of the total compensation expense recorded in connection with the 2006 Restatement. Measurement date revisions were not required for any Executive Officer grants other than for the aforementioned 2001 and 2002 grants.

Incorrect Measurement Dates for Post-IPO Individual Stock Option Grants—New Hire, Promotional, Retention & Other Grants.

Most of the Company’s other post-IPO stock option grants were issued by management pursuant to a valid delegation of authority from the Company’s Board of Directors. We determined that the measurement dates for certain stock option grants to (i) new hires upon their commencement of employment, (ii) existing employees in connection with promotion and retention and (iii) consultants of the Company, were incorrect for stock option accounting purposes. The incorrect measurement dates related to grants to new hires before the date on which they began providing substantive services to the Company and missing or inadequate documentation of the approval for stock option grants. In those cases where we lacked reliable, objective evidence as to when final approval occurred, we used the date the grant was entered into Equity Edge, our stock administration database, as the appropriate measurement date. As a result, the Company has recorded a non-cash stock compensation expense of approximately $30.0 million for this category of grants, of which $24.5 million was recorded in fiscal year 2001.

Incorrect Measurement Dates for Certain Other Miscellaneous Stock Option and Restricted Stock Grants

The Company is also recording non-cash stock compensation expense of approximately $5.2 million in connection with certain other grants, including (i) an approximate $5.1 million expense for stock option and restricted stock grants issued by a private company that we acquired in a pooling-of-interest in 2000 because the private company recorded grants as of dates that preceded the dates of formal approval of the grants; and (ii) a $0.1 million expense resulting from the modification to the original terms of a new hire stock option grant made to an individual in excess of the limit on the number of shares that could be granted to an individual in a given calendar year pursuant to terms of the Company’s 1999 Stock Incentive Plan (that individual, subsequently elected as an Executive Officer, is no longer with the Company). Approximately $4.0 million of this charge was recorded in fiscal year 2001.

Tax Issues

Insofar as virtually all holders of incorrectly priced stock options issued by the Company were not involved in or aware of the incorrect pricing, the Company intends to take action to deal with certain adverse tax consequences that may be incurred by the holders of certain incorrectly priced options. The primary adverse tax consequence is that incorrectly priced options determined to have been granted with an exercise price below the fair market value of our common stock on the actual grant date and vesting subsequent to December 31, 2004 may subject the option holder to early income recognition and an excise tax under Section 409A of the Internal Revenue Code. In order to mitigate these adverse personal tax consequences, we intend to offer holders of these options the opportunity to exchange their affected options for options that do not carry these adverse tax consequences. We expect to conduct a tender offer pursuant to which we will offer to exchange the affected options for options with an exercise price equal to the fair market value of our common stock on the revised measurement date, and to give certain of the option holders a cash payment to compensate them for the increase in the exercise price. In total, we estimate these cash payments will be approximately $0.3 million.

In addition, the Company has notified the Internal Revenue Service (the “IRS”) of its intent to participate in the IRS Compliance Resolution Program for Employees Other than Corporate Insiders for Additional 2006 Taxes Arising under Section 409A due to the Exercise of Stock Rights. This program allows the Company to pay the IRS directly for any Section 409A related tax consequences associated with stock option exercises in 2006. The Company anticipates that it will pay the IRS approximately $75,000 in connection with its participation in the program.

As part of the 2006 Restatement, we also accrued liabilities and recorded charges to operating expenses for payroll tax contingencies related to certain options where there was evidence indicating that the originally recorded exercise dates may differ from the appropriate exercise dates. In accordance with applicable accounting rules, we recorded a charge in the amount of approximately $0.8 million in fiscal year 2000 in connection with these exercises. Upon expiration of the related statute of limitations in fiscal year 2003, we recorded the reversal of this payroll tax liability.

Summary of Stock Compensation Adjustments

We adjusted the measurement dates for options covering a total of approximately 2,600 options.

The incremental impact on the consolidated statement of operations from recognizing stock compensation expense through July 31, 2005 resulting from the 2006 Investigation is summarized as follows (in millions):

	2005	2004	2003	2002	2001	1999- 2000	Total
Adjustments to Stock Compensation by Category:
Incorrect Measurement Dates for Options Granted Prior to the Company’s Initial Public Offering	$4.6	$19.1	$23.3	$26.6	$26.6	$27.6	$127.8
Incorrect Measurement Dates for Broad-based Option Grants	1.0	3.0	4.5	6.2	31.3	2.6	48.6
Incorrect Measurement Dates for Executive Grants	0.2	0.8	1.1	1.3	0.3	—	3.7
Incorrect Measurement Dates for Post-IPO Individual Stock Option Grants—New Hire, Promotional, Retention & Other Grants	0.3	0.6	1.2	1.7	24.5	1.7	30.0
Incorrect Measurement Dates for Certain Other Miscellaneous Stock Option and Restricted Stock Grants	—	—	0.2	1.0	4.0	—	5.2

Total	$6.1	$23.5	$30.3	$36.8	$86.7	$31.9	$215.3

The following tables set forth the effects of the 2006 Restatement on certain line items within the Company’s consolidated statements of operations for the fiscal years ended July 31, 2005, 2004 and 2003 and consolidated balance sheets as of July 31, 2005 (in thousands):

	Year ended July 31,
	2005	2004
Research and development expense
As Previously Reported	$43,481	$48,456
As Restated	$47,969	$66,250

Sales and marketing expense
As Previously Reported	$11,945	$19,143
As Restated	$12,214	$19,991

General and administrative expense
As Previously Reported	$9,484	$8,447
As Restated	$10,366	$11,337

Stock Compensation Expense
As Previously Reported	$1,598	$5,705
As Restated	$7,725	$29,153

Gross profit (loss)
As Previously Reported	$31,497	$15,314
As Restated	$31,009	$13,398

Loss from operations
As Previously Reported	$(44,374)	$(60,732)
As Restated	$(50,501)	$(84,180)

Net income (loss)
As Previously Reported	$(23,789)	$(44,842)
As Restated	$(29,916)	$(68,290)

Basic and diluted net loss per share
As Previously Reported	$(0.09)	$(0.17)
As Restated	$(0.11)	$(0.25)

	As of July 31, 2005	As of July 31, 2004	As of July 31, 2003
Additional paid-in capital
As Previously Reported	$1,780,243	$1,774,214	$1,767,516
As Restated	$1,995,735	$1,989,814	$1,985,626

In light of the significant judgment used in establishing revised measurement dates, alternate approaches to those used by the Company could have resulted in different compensation expense charges than those recorded in the 2006 Restatement. While the Company considered various alternative approaches, we believe the approaches selected represent the most appropriate under the circumstances.

Related Proceedings

Derivative Suits

On May 31, 2006, a purported shareholder derivative action, captioned Weisler v. Barrows (“Weisler”), was filed in the United States District Court for the District of Delaware (the “Delaware Court”), on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers (as amended on October 4, 2006). The plaintiff derivatively claims, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934, Section 304 of the Sarbanes-Oxley Act of 2002, and breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices. The plaintiff seeks unspecified damages, profits, the return of compensation paid by the Company, an injunction and costs and attorneys’ fees. Substantially similar actions, captioned Vanpraet v. Deshpande (“Vanpraet”) and Patel v. Deshpande (“Patel”), were filed in the United States District Court for the District of Massachusetts on June 28, 2006 and July 13, 2006, respectively (the “Massachusetts Court”), and Ariel v. Barrows (“Ariel”) was filed on July 21, 2006 in the United States District Court for the Eastern District of New York (the “New York Court”). None of the plaintiffs made presuit demand on the Company’s Board of Directors prior to filing suit. By Memorandum and Order dated November 6, 2006, the Delaware Court transferred Weisler to the District of Massachusetts. By stipulation of the parties, on November 21, 2006, the New York Court transferred Ariel to the District of Massachusetts. By margin order dated May 24, 2007, the Massachusetts Court consolidated Weisler, Vanpraet, Patel and Ariel (the “Federal Action”). A consolidated complaint is currently scheduled to be filed in the Federal Action on or before July 2, 2007. These purported derivative actions do not seek affirmative relief from the Company.

On June 9, 2006, a purported shareholder derivative action, captioned DeSimone v. Barrows (“DeSimone”), was filed in the Court of Chancery for the State of Delaware, in New Castle County (the “Chancery Court”), on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers (as amended on August 21, 2006). The plaintiff derivatively claimed, among other things, breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices. The plaintiff sought unspecified damages, profits, the return of compensation paid by the Company, an injunction and costs and attorneys’ fees. The plaintiff did not make presuit demand on the Company’s Board of Directors prior to filing suit. On September 5, 2006, all defendants filed motions to dismiss, which were fully briefed by February 20, 2007. On March 9, 2007, the Chancery Court heard oral argument on the motions to dismiss and, after argument, took the matter under advisement. The purported derivative action did not seek affirmative relief from the Company. On June 7, 2007, the Chancery Court granted the defendant’s motion to dismiss.

On September 19, 2006, an additional purported shareholder derivative action, captioned McMahon v. Smith, was filed in the Middlesex Superior Court for the Commonwealth of Massachusetts, on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers. The plaintiff derivatively claims, among other things, breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices, and also that certain defendants misappropriated confidential Company information for personal profit by selling Company stock while in possession of material, non-public information. The plaintiff seeks unspecified damages, profits, an injunction and costs and attorneys’ fees. The plaintiff did not make presuit demand on the Company’s Board of Directors prior to filing suit. On February 16, 2007, the court granted the parties’ joint motion seeking a temporary stay of proceedings. On June 1, 2007, the parties filed a joint motion seeking a continuation of that stay until such time that the Chancery Court rules on the motions to dismiss in DeSimone. The purported derivative action does not seek affirmative relief from the Company.

NASDAQ Delisting

Due to the initiation of the Audit Committee’s stock option and accounting investigation in 2006, the Company was unable to timely file with the SEC its Form 10-K for fiscal year ended July 31, 2006. On October 18, 2006, the NASDAQ Listing Qualifications Staff (“NASDAQ Staff”) notified the Company that its securities were subject to delisting based upon the filing deficiency. The Company was subsequently notified on December 12, 2006 that its failure to timely file the first quarter Form 10-Q for the period ended October 28, 2006 could serve as an additional basis for delisting. The Company requested a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”), which was held on December 14, 2006.

By decision dated January 25, 2007, the Panel granted the Company’s request for an exception, subject to the Company providing the Panel with a report on the status and results of its investigation by no later than March 2, 2007 and the Company’s filing of the delayed reports and any necessary restatements with the SEC by no later than March 14, 2007. On March 2, 2007, the Company timely provided its response to NASDAQ’s investigatory questions to the Panel, and, at the same time, requested extensions to file the Form 10-K and first quarter Form 10-Q through April 16 and April 25, 2007, respectively. These requests were subsequently granted by the Panel in a March 12th Panel Decision. The Company thereafter received an additional NASDAQ Staff determination that the Company’s securities were subject to delisting due to the Company’s failure to timely file the its Form 10-Q for the second quarter ended January 27, 2007.

Upon the Company’s request, the Listing Council, on April 16, 2007, called this matter for review and, in connection therewith, issued a stay of the March 12, 2007 Panel Decision, which would have necessitated the delisting of the Company’s securities from NASDAQ in the event the Company failed to file its Form 10-K prior to the April 16, 2007 deadline. On June 1, 2007, the Company submitted additional information to the Listing Council for its consideration regarding the status of the Company’s delayed Form 10-K filing. On June 13, 2007, the NASDAQ Staff notified the Company that its failure to timely file the third quarter Form 10-Q for the period ended April 28, 2007 could serve as an additional basis for delisting.

Internal Revenue Service Audit

We received a notice from the IRS indicating that the IRS would be auditing our tax returns for the tax years ending July 31, 2004 and 2005. We have produced documents and other information to the IRS and are currently working to resolve all issues arising from this audit. We do not believe this audit and any settlement with the IRS will have a material adverse impact on our consolidated financial position or results of operations.

SEC and DOJ Inquiries

The Company continues to cooperate fully with the formal investigation of the SEC regarding the Company’s stock option grant practices. In addition, the Company is also cooperating fully with the DOJ in connection with its investigation into such matters.

Cost of Restatement and Legal Activities

We have incurred and will continue to incur substantial expenses for legal, accounting, tax and other professional services in connection with the 2006 Investigation and related matters. These expenses were approximately $3.8 million through July 31, 2006. We expect to continue to incur significant expense in connection with these matters in future periods.

4.	Inventories

Inventories consisted of the following at July 31, 2006 and 2005 (in thousands):

	2006	2005
Raw materials	$1,438	$889
Work in process	1,848	1,221
Finished goods	2,727	3,335

Total	$6,013	$5,445

5.	Property and Equipment

Property and equipment consisted of the following at July 31, 2006 and 2005 (in thousands):

	2006	2005
Computer software and equipment	$65,035	$65,994
Land	3,000	3,000
Furniture and office equipment	1,459	1,443
Leasehold improvements	2,998	2,866

	72,492	73,303
Less accumulated depreciation	(64,668)	(64,866)

Total	$7,824	$8,437

Depreciation expense was $3.5 million, $4.4 million and $9.6 million for the years ended July 31, 2006, 2005 and 2004, respectively.

The Company owns approximately 102 acres of land in Tyngsborough, Massachusetts.

6.	Lease Commitments

Operating Leases

Rent expense under operating leases was $1.9 million, $2.5 million and $2.5 million for the years ended July 31, 2006, 2005 and 2004, respectively. At July 31, 2006, future minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

2007	$3,093
2008	—
2009	—

Total future minimum lease payments	$3,093

The amount shown above includes future lease payments relating to excess facilities for which the Company has abandoned and recorded charges for lease terminations and non-cancelable lease costs as part of its restructuring programs (Note 12). At July 31, 2006, $1.9 million is included as part of the restructuring liability relating to these facilities.

7.	Income Taxes

Substantially all of the income (loss) before income taxes as shown in the Consolidated Statement of Operations for the years ended July 31, 2006, 2005 and 2004 is derived in the United States.

During the years ended July 31, 2006, 2005 and 2004, due to the Company’s cumulative taxable losses, the net losses incurred during each period and the inability to carryback these losses, the Company has not recorded a current tax benefit for the net operating losses.

A reconciliation between the statutory federal income tax rate and the Company’s effective tax is as follows (in thousands):

	July 31,
	2006	2005	2004
		(as restated)	(as restated)
Statutory federal income tax (benefit)	$7,077	$(10,449)	$(23,902)
State taxes, net of federal benefit	686	(907)	(2,031)
Non-deductible stock compensation	(24)	609	1,950
Valuation allowance	(9,533)	12,015	27,219
Other	2,624	(1,205)	(3,236)

Tax expense	$830	$63	$—

The significant components of the Company’s net deferred tax assets as of July 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
		(as restated)
Deferred tax assets:
Net operating loss and credit carryforwards	$291,075	$294,460
Restructuring and related accruals	6,213	8,575
Accrued expenses	4,268	1,649
Nonqualified stock options	34,752	42,669
Capital loss	7,076	6,917
Contingencies	6,224	6,942
Depreciation	5,126	4,685
Other, net	1,612	2,542

Total net deferred tax assets	356,346	368,439
Valuation allowance	(356,346)	(368,439)

Net deferred tax assets	$—	$—

The Company recorded a decrease to the valuation allowance of $12.1 million for the year ended July 31, 2006 and an increase to the valuation allowance of $9.2 million for the year ended July 31, 2005, to offset the increase in the net deferred tax assets, since the Company believes it is more likely than not that the net deferred tax assets will not be realized.

At July 31, 2006, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $767.6 million and $124.2 million, respectively. The Company also had federal and state research and development credit carryforwards of approximately $9.8 million and $5.6 million, respectively, which begin to expire in 2019 and 2014 respectively. In fiscal year 1999 (just prior to the initial public offering (“IPO”)), the Company experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with shareholders’ subsequent disposition of those shares, has resulted in one change of control, as defined by Section 382. As a result of the 1999 ownership change, utilization of the Company’s NOLs were subject to an annual limitation under Section 382 determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation which was fully utilized in 2000. Since the 1999 ownership change through April 2006, which is the date of the last ownership change testing, the Company has not experienced any subsequent ownership change and therefore, is not subject to any limitation.

Included in the net operating loss carryforwards are stock option deductions of approximately $125.0 million. The benefits of these stock option deductions approximate $47.8 million and will be credited to additional paid-in capital when realized or recognized. Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

8.	Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors (the “Board”) has the authority to issue up to 5,000,000 shares of preferred stock without stockholder approval in one or more series and to fix the rights, preferences, privileges and restrictions of ownership. No shares of preferred stock were outstanding at July 31, 2006 or July 31, 2005.

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

9.	Share-Based Compensation

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations for the year ended July 31, 2006 (in thousands):

Cost of product revenue	$208
Cost of service revenue	743
Research and development	2,415
Sales and marketing	1,283
General and administrative	1,396

Share-based compensation expense before tax	6,045
Income tax benefit	(242)

Net compensation expense	$5,803

As a result of the adoption of SFAS No. 123R, the Company’s results for the year ended July 31, 2006 include incremental stock-based pre-tax compensation expense of $6.0 million which has been included in the statements of operations within the applicable operating expense where the Company reports the option holders’ compensation cost. The Company has recognized a related tax benefit associated with its stock-based compensation expense totaling $0.2 million in the year ended July 31, 2006. The incremental expense, net of the related tax benefit, resulted in a $0.02 decrease in basic and diluted earnings per share in 2006.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

July 31, 2006
Expected option term (1)	6.5 years
Expected volatility factor (2)	60.1%
Risk-free interest rate (3)	4.7%
Expected annual dividend yield	0.0%

(1)	The option term was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company did not recognize compensation expense for employee share-based awards when the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant. The Company did recognize compensation expense under APB 25 relating to certain stock options and restricted stock with exercise prices below fair market value on the date of grant.

The Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income and earnings per share for the years ended July 31, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards (in thousands).

	July 31,
	2005	2004
Net loss as reported:	$(29,916)	$(68,290)
Add: Stock-based compensation expense included in reported net loss under APB 25	7,725	29,153
Deduct: Stock-based compensation expense that would have been included in reported net loss if the fair value provisions of FAS 123 had been applied to all awards	(65,033)	(163,067)

Pro forma net loss	$(87,224)	$(202,204)

Basic and diluted net loss per share:
As reported	$(0.11)	$(0.25)

Pro forma	$(0.32)	$(0.74)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	July 31,
	2005	2004
Expected option term	5.0 years	3.2 years
Expected volatility factor	78%	93%
Risk-free interest rate	3.8%	3.0%
Expected annual dividend yield	0.0%	0.0%

Stock Incentive Plans

The Company currently has three primary stock incentive plans: the 1998 Stock Incentive Plan (the “1998 Plan”), the 1999 Stock Incentive Plan (the “1999 Plan”) and the Sirocco 1998 Stock Option Plan (the “Sirocco 1998 Plan”). A total of 144,881,833 shares of common stock have been authorized and reserved for issuance under these plans. The 1999 Plan is the only one of the three primary plans under which new awards are currently being issued. The total amount of shares that may be issued under the 1999 Plan is the remaining shares to be issued under the 1998 Plan, plus 25,000,000 shares, plus an annual increase equal to the lesser of (i) 18,000,000 shares, (ii) 5% of the outstanding shares on August 1 of each year, or (iii) a lesser number as determined by the Board. The Board of Directors voted to not authorize an increase in the number of shares for the 1999 Plan for fiscal year 2006. The plans provide for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors, consultants and advisors of the Company. No participant may receive any award, or combination of awards, for more than 1,500,000 shares in any calendar year. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant. The Board or its delegatees, as the case may be, determines the term of each option, the option exercise price, and the vesting terms. Stock options granted under the 1999 Plan generally expire ten years from the date of grant and vest over three to five years.

All employees who have been granted options by the Company under the 1998 and 1999 Plans are eligible to elect immediate exercise of all such options. However, shares obtained by employees who elect to exercise prior to the original option vesting schedule are subject to the Company’s right of repurchase, at the option exercise price, in the event of termination. The Company’s repurchase rights lapse at the same rate as the shares would have become vested under the original vesting schedule. As of July 31, 2006, there were no shares related to immediate option exercises subject to repurchase by the Company through fiscal 2007.

The Company also has a Non-Employee Director Option Plan (“the Director Plan”) under which a total of 2,220,000 shares of common stock have been authorized and reserved for issuance. As of August 1 of each year, the aggregate number of common shares available for the grant of options under the Director Plan is automatically increased by the number of common shares necessary to cause the total number of common shares available for grant to be 1,500,000. Each non-employee director is granted an option to purchase 90,000 shares which vests over three years upon their initial appointment as a director, and immediately following each annual meeting of stockholders, each non-employee director is automatically granted an option to purchase 30,000 shares which vests in one year. The Company granted 120,000, 120,000 and 120,000 options under the Director Plan during the years ended July 31, 2006, 2005 and 2004, respectively. At July 31, 2006, 1,380,000 shares were available for grant under the Director Plan. Stock options granted under the Director Plan generally expire ten years from the date of grant and vest over one to three years.

Stock Option Activity

Stock option activity under all of the Company’s stock plans during the three years ended July 31, 2006 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Weighted Average Fair Value of options granted at market value (restated)	Weighted Average Fair Value of options granted below market value (restated)	Weighted Average Fair Value of options granted above market value (restated)
Outstanding at July 31, 2003	30,188,328	$7.44	8.1

Options granted	4,191,700	3.80
Options exercised	(1,582,635)	3.00
Options canceled	(1,950,921)	11.04

Outstanding at July 31, 2004	30,846,472	$6.95	7.5	$2.69	$2.69	$0.62

Options granted	1,626,500	3.77
Options exercised	(1,595,084)	2.65
Options canceled	(4,192,193)	7.15

Outstanding at July 31, 2005	26,685,695	$6.98	6.6	$2.67	$2.42	$2.56

Options granted	793,750	4.30
Options exercised	(2,855,475)	3.35
Options canceled	(3,442,122)	11.20

Outstanding at July 31, 2006	21,181,848	$6.68	5.8

The weighted average grant date fair value of stock options granted was $2.69, $2.67 and $2.65 during fiscal years 2006, 2005 and 2004, respectively.

The intrinsic value of stock options exercised, calculated as the difference between the market value of the shares on the exercise date and the exercise price of the option was $2.8 million, $1.8 million and $3.2 million for fiscal years 2006, 2005 and 2004, respectively.

The total cash received from employees as a result of employee stock option exercises during fiscal years 2006, 2005 and 2004 was $ 10.4 million, $5.1 million and $6.6 million, respectively.

The following table summarizes information about stock options outstanding at July 31, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.11 – $ 3.33	3,506,428	4.8	$2.45	$4,137,585	3,051,253	$2.40	$3,753,041
$3.34 – $ 3.77	7,240,249	6.7	$3.56	506,817	6,213,624	$3.54	559,226
$3.79 – $ 4.87	2,768,383	7.2	$4.12	—	1,499,318	$4.17	—
$4.89 – $ 4.89	4,229,209	5.4	$4.89	—	4,229,209	$4.89	—
$4.91 – $154.00	3,437,579	4.1	$21.8	—	3,391,704	$22.06	—

$0.11 – $154.00	21,181,848	6.0	$6.89	$4,644,402	18,385,108	$7.13	$4,312,267

Restricted Stock

Restricted stock may be issued to employees, officers, directors, consultants, and other advisors. Shares acquired pursuant to a restricted stock agreement are subject to a right of repurchase by the Company which lapses as the restricted stock vests. In the event of termination of services, the Company has the right to repurchase unvested shares at the original issuance price. The vesting period is generally four to five years. The Company issued no shares of restricted stock during the years ended July 31, 2006, 2005 and 2004.

The following table summarizes the status of the Company’s nonvested restricted shares since July 31, 2005:

	Number of Shares	Weighted Average Fair Value
Nonvested at July 31, 2005	1,161	$7.54
Granted	—	—
Vested	996	7.54
Forfeited	—	—

Nonvested at July 31, 2006	165	$7.54

As of July 31, 2006, there was $6.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 0.9 years. The total fair value of shares vested during fiscal 2006, 2005 and 2004 was approximately $8 thousand, $1.1 million and $1.3 million, respectively.

Employee Stock Purchase Plan

The Company had an Employee Stock Purchase Plan under which a total of 2,250,000 shares of common stock had been reserved for issuance. Eligible employees could purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. Participation was limited to 10% of an employee’s eligible compensation not to exceed amounts allowed by the Internal Revenue Code. On August 1 of each year, the aggregate number of common shares available for purchase under the Employee Stock Purchase Plan was automatically increased by the number of common shares necessary to cause the number of common shares available for purchase to be 2,250,000. During the years ended July 31, 2005 and 2004, 578,333 and 641,520 shares of common stock were issued under the plan, respectively. Effective May 1, 2005, the Company terminated the Employee Stock Purchase Plan.

Deferred Stock Compensation

In connection with the grant of certain stock options and restricted shares to employees through the year ended July 31, 2001, the Company recorded deferred stock compensation equal to the difference between the deemed fair market value of the common stock on the date of grant and the exercise price. Deferred compensation related to options and restricted shares which vest over time is recorded as a component of stockholders’ equity and is amortized over the vesting periods of the related options and restricted shares. During the years ended July 31, 2006, 2005 and 2004, the Company recorded stock-based compensation expense relating to these options and restricted shares totaling $6.0 million, $7.7 million and $29.2 million, respectively. During the years ended July 31, 2006, 2005 and 2004, the Company reversed deferred stock compensation of $0.2 million, $0.4 million and $3.3 million, respectively, relating to former employees that had terminated prior to vesting in the stock options and restricted shares.

Non-Employee Stock Compensation

During the year ended July 31, 2004, the Company granted 6,000 shares of fully vested non-forfeitable common stock awards to non-employees and recognized compensation expense of $22,500. The fair value of each stock option was estimated using the Black-Scholes option-pricing model with the following assumptions for the year ended July 31, 2004: weighted-average risk free interest rates of 3.2%, weighted-average expected option life of 5.0 years, no dividend yield and 98% volatility.

Treasury Stock

At July 31, 2003, the Company held 147,000 shares of treasury stock, recorded at the acquisition cost of $11,000. Treasury stock relates to the repurchase upon employee terminations of unvested shares of restricted stock and options exercised prior to vesting. The shares of treasury stock held are either retired or reissued upon the exercise of options or the issuance of other stock-based equity awards. During the years ended July 31, 2005 and 2004, the Company retired 14,000 shares and 436,000 shares of treasury stock at its acquisition cost of approximately $0 and $36,000, respectively.

10.	Employee Benefit Plan

The Company sponsors a defined contribution plan covering substantially all of its employees which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. The Company made matching contributions of $0.3 million, $0.4 million and $0.5 million to the plan during fiscal 2006, 2005 and 2004, respectively.

11.	Related Party Transactions

In July 2000, the Company and the Chairman of the Company’s Board of Directors (the “Chairman”) entered into an Investor Agreement with Tejas Networks India Private Limited, a private company incorporated in India (“Tejas”), pursuant to which the Company and the Chairman each invested $2.2 million in Tejas in exchange for equity shares of Tejas. The Chairman also serves as the Chairman of the Board of Directors of Tejas. An executive officer of the Company also serves as a board member of Tejas. The Company has entered into various agreements with Tejas under which the Company has licensed certain proprietary software development tools to Tejas, and Tejas will assist the Company’s business development efforts in India and also provide maintenance and other services to the Company’s customers in India. During the years ended July 31, 2006 and 2005, the Company recognized revenue relating to transactions with Tejas of $0.3 million and $0.1 million, respectively. During the year ended July 31, 2004, the Company did not engage in any material transactions with Tejas.

Eastern Research executed an OEM agreement with Tejas in March of 2006 under which Tejas provided Eastern Research with hardware, software and support for the sale of the OM 1000 product. In April of 2007 Sycamore amended the OEM agreement with Tejas to assign the agreement to Sycamore and add the OM 1500 and OM 4000 products.

12.	Restructuring Charges and Related Asset Impairments

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

As of July 31, 2006, the future restructuring cash payments for the fiscal 2001, the first quarter of fiscal 2002, the fourth quarter of fiscal 2002 and the third quarter of fiscal 2005 restructuring programs of $2.3 million consist primarily of facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and potential legal matters. The restructuring charges and related asset impairments recorded in the fiscal 2001, the first quarter fiscal 2002, the fourth quarter fiscal 2002 and the third quarter fiscal 2005 restructuring programs, and the reserve activity since that time, are summarized below (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2005	Payments	Accrual Balance at July 31, 2006
Workforce reduction	$20,438	$1,816	$16,850	$1,739	$33	$7	$26
Facility consolidations and certain other costs	62,028	9,795	37,842	5,969	8,422	6,168	2,254
Inventory and asset write-downs	315,373	210,149	94,420	10,804	—	—	—
Losses on investments	24,845	24,845	—	—	—	—	—

Total	$422,684	$246,605	$149,112	$18,512	$8,455	$6,175	$2,280

13.	Commitments and Contingencies

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

On October 9, 2002, the court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and Section 20(a) claims without prejudice, because these claims were asserted only against the Individual Defendants. On October 13, 2004, the court denied the certification of a class in the action against the Company with respect to the Section 11 claims alleging that the defendants made material false and misleading statements in the Company’s Registration Statement and Prospectuses. The certification was denied because no class representative purchased shares between the date of the IPO and January 19, 2000 (the date unregistered shares entered the market), and thereafter suffered a loss on the sale of those shares. The court certified a class in the action against the Company with respect to the Section 10(b) claims alleging that the Company and the Individual Defendants defrauded investors by participating in a fraudulent scheme and by making materially false and misleading statements and omissions of material fact during the period in question. The underwriter defendants appealed the district court’s ruling on class certification to the Court of Appeals for the Second Circuit.

The Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately three hundred issuer defendants and the individual defendants currently or formerly associated with those companies reached a settlement and related agreements (the “Settlement Agreement”) which set forth the terms of a settlement between these parties. Among other provisions, the Settlement Agreement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful and for the Company to undertake certain responsibilities, including agreeing to assign away, not assert, or release, certain potential claims the Company may have against its underwriters. In addition, no payments would be required by the issuer defendants under the Settlement Agreement to the extent plaintiffs recover at least $1 billion from the underwriter defendants, who are not parties to the Settlement Agreement and who filed a memorandum of law in opposition to the approval of the Settlement Agreement. To the extent that plaintiffs recover less than $1 billion from the underwriter defendants, the approximately three-hundred issuer defendants would be required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the Settlement Agreement would be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers. The Company’s insurance carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by the plaintiffs. Therefore, we do not expect that the Settlement Agreement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers should arise, the Company’s maximum financial obligation to plaintiffs pursuant to the Settlement Agreement would be less than $3.4 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications were made.

On December 5, 2006, a panel of the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit panel denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, the issuer parties have informed the district court that the settlement presented to the court cannot be approved because the defined settlement class, like the litigation class, cannot be certified. We cannot predict whether the parties will be able to negotiate a revised settlement that complies with the standards set out in the Second Circuit’s decision. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. If the parties are not able to renegotiate a settlement and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

On April 1, 2003, a complaint was filed against the Company in the United States Bankruptcy Court for the Southern District of New York by the creditors’ committee (the “Committee”) of 360networks (USA), inc. and 360networks services inc. (the “Debtors”). The Debtors were the subject of Chapter 11 bankruptcy cases. The complaint seeks recovery of alleged preferential payments in the amount of approximately $16.1 million, plus interest. The Committee alleges that the Debtors made the preferential payments under Section 547(b) of the Bankruptcy Code to the Company during the 90-day period prior to the Debtors’ bankruptcy filing on account of preexisting claims. The Company has been defending against the complaint vigorously. Trial on the complaint is expected to be held in 2007.

On May 31, 2006, a purported shareholder derivative action, captioned Weisler v. Barrows (“Weisler”), was filed in the United States District Court for the District of Delaware (the “Delaware Court”), on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers (as amended on October 4, 2006). The plaintiff derivatively claims, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934, Section 304 of the Sarbanes-Oxley Act of 2002, and breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices. The plaintiff seeks unspecified damages, profits, the return of compensation paid by the Company, an injunction and costs and attorneys’ fees. Substantially similar actions, captioned Vanpraet v. Deshpande (“Vanpraet”) and Patel v. Deshpande (“Patel”), were filed in the United States District Court for the District of Massachusetts on June 28, 2006 and July 13, 2006, respectively (the “Massachusetts Court”), and Ariel v. Barrows (“Ariel”) was filed on July 21, 2006 in the United States District Court for the Eastern District of New York (the “New York Court”). None of the plaintiffs made presuit demand on the Company’s Board of Directors prior to filing suit. By Memorandum and Order dated November 6, 2006, the Delaware Court transferred Weisler to the District of Massachusetts. By stipulation of the parties, on November 21, 2006, the New York Court transferred Ariel to the District of Massachusetts. By margin order dated May 24, 2007, the Massachusetts Court consolidated Weisler, Vanpraet, Patel and Ariel (the “Federal Action”). A consolidated complaint is currently scheduled to be filed in the Federal Action on or before July 2, 2007. These purported derivative actions do not seek affirmative relief from the Company.

On June 9, 2006, a purported shareholder derivative action, captioned DeSimone v. Barrows (“DeSimone”), was filed in the Court of Chancery for the State of Delaware, in New Castle County (the “Chancery Court”), on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers (as amended on August 21, 2006). The plaintiff derivatively claimed, among other things, breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices. The plaintiff sought unspecified damages, profits, the return of compensation paid by the Company, an injunction and costs and attorneys’ fees. The plaintiff did not make presuit demand on the Company’s Board of Directors prior to filing suit. On September 5, 2006, all defendants filed motions to dismiss, which were fully briefed by February 20, 2007. On March 9, 2007, the Chancery Court heard oral argument on the motions to dismiss and, after argument, took the matter under advisement. The purported derivative action did not seek affirmative relief from the Company. On June 2, 2007, the Chancery Court granted the defendant’s motion to dismiss.

On September 19, 2006, an additional purported shareholder derivative action, captioned McMahon v. Smith, was filed in the Middlesex Superior Court for the Commonwealth of Massachusetts, on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers. The plaintiff derivatively claims, among other things, breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices, and also that certain defendants misappropriated confidential Company information for personal profit by selling Company stock while in possession of material, non-public information. The plaintiff seeks unspecified damages, profits, an injunction and costs and attorneys’ fees. The plaintiff did not make presuit demand on the Company’s Board of Directors prior to filing suit. On February 16, 2007, the court granted the parties’ joint motion seeking a temporary stay of proceedings. On June 1, 2007, the parties filed a joint motion seeking a continuation of that stay until such time that the Chancery Court rules on the motions to dismiss in DeSimone. The purported derivative action does not seek affirmative relief from the Company.

On June 29, 2006, a former employee of the Company filed a complaint in Massachusetts Superior Court alleging, among other things, claims relating to wrongful termination of an employment agreement, fraud in the inducement, retaliation and claims relating to certain of the Company’s stock option grant practices in 1999-2001. The complaint demanded lost wages, unspecified monetary damages and reinstatement of medical benefits, among other things. The case was moved to the Business Litigation Session of the Suffolk County Superior Court and, following an oral hearing on a motion to dismiss, the case was ordered dismissed on January 24, 2007. The plaintiff has filed a Notice of Appeal of the order and judgment.

The Company is subject to legal proceedings, claims, and litigation, including those from intellectual property matters, arising in the ordinary course of business. On a quarterly basis, the Company reviews its commitments and contingencies to reflect the effect of ongoing negotiations, settlements, rulings, advice of counsel, and other information and events pertaining to a particular case. We are also subject to potential tax liabilities associated with ongoing tax audits and examinations by various tax authorities. As a result, during the third quarter of fiscal 2005, the Company accrued $10.3 million associated with contingencies related to claims, litigation and other disputes and tax matters. During the fourth quarter of fiscal 2006, the Company increased this accrual by $6.8 million. While we believe the amounts accrued are adequate, any subsequent change in our estimates will be recorded at such time the change is probable and estimable.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation assumed under that guarantee. As of July 31, 2006, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations, indemnifications for intellectual property infringement claims and indemnifications for officers and directors.

In the normal course of business, the Company may also agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements at July 31, 2006 and 2005 as the Company believes the fair value is not material.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have directors and officers insurance coverage that reduces our exposure and may enable us to recover a portion of any future amounts paid. The Company has incurred expenses under these agreements of $1.4 million for fiscal year 2006 on behalf of eligible persons for legal fees incurred by them in connection with the stock option investigations, the resulting restatement of previously issued financial statements and the subsequent inquiry by the SEC and DOJ of information and documentation related thereto. Due to the Company’s inability to estimate its liabilities in connection with these agreements, the Company has not recorded a liability for these agreements at July 31, 2006 and 2005. The Company maintains insurance policies whereby certain payments may be recoverable subject to the terms and conditions provided in such policies.

Warranty liability

The Company records a warranty liability for parts and labor on its products at the time revenue is recognized. Warranty periods are generally three years from installation date. The estimate of the warranty liability is based primarily on the Company’s historical experience in product failure rates and the expected material and labor costs to provide warranty services.

The following table summarizes the activity related to the product warranty liability (in thousands):

	Year Ended July 31,
	2006	2005
Beginning Balance	$1,654	$2,017
Adjustments relating to preexisting warranties	(1,160)	(430)
Accruals for warranties during the period	1,219	959
Settlements	(577)	(892)

Ending Balance	$1,136	$1,654

14.	Subsequent Event (Unaudited)

On September 6, 2006, Sycamore Networks, Inc., through its wholly-owned subsidiary, Bach Group LLC (“Bach”), a Delaware limited liability company, completed its acquisition of Allen Organ Company, a Pennsylvania corporation (“Allen Organ”), and its wholly owned subsidiary, Eastern Research, Inc., a New Jersey corporation (“Eastern Research”), through a merger of Allen Organ with and into Bach (the “Merger”) pursuant to an Agreement and Plan of Merger dated as of April 12, 2006 and amended and restated as of August 3, 2006 (the “Merger Agreement”) by and among Sycamore, Allen Organ, MusicCo, LLC (“MusicCo”), a Pennsylvania limited liability company and wholly-owned subsidiary of Allen Organ, LandCo Real Estate, LLC (“LandCo”), a Pennsylvania limited liability company and wholly-owned subsidiary of Allen Organ, AOC Acquisition, Inc. (“Purchaser”) and the representative of the holders of capital stock of Allen Organ. Under the terms of the amended agreement, the total consideration paid to Allen Organ shareholders and the minority shareholders of Eastern Research was $80 million in cash. The purchase price exceeded the fair value of the acquired net assets and accordingly goodwill of approximately $15 million will be recorded. Eastern Research is an innovative provider of network access solutions for wireline, wireless and private network operators.

15.	Selected Quarterly Financial Data (Unaudited)

Consolidated Statement of Operations Data:

(in thousands, except per share amounts)

	October 29, 2005	January 28, 2006	April 29, 2006	July 31, 2006
Revenue	$27,298	$20,835	$22,944	$16,318
Cost of revenue	13,264	10,729	9,405	10,544

Gross profit	14,034	10,106	13,539	5,774

Operating expenses:
Research and development	8,338	7,888	7,975	7,197
Sales and marketing	2,879	2,652	2,951	3,212
General and administrative	3,174	2,425	2,294	3,715
Litigation settlement	—	750	—	—
Reserve for contingency	—	—	—	6,847

Total operating expenses	14,391	13,715	13,220	20,971

Income (loss) from operations	(357)	(3,609)	319	(15,197)
Interest and other income, net	7,430	8,726	10,564	12,343

Income (loss) before income taxes	7,073	5,117	10,883	(2,854)

Income tax expense	219	111	362	139

Net income (loss)	$6,854	$5,006	$10,521	$(2,993)

Basic and diluted net income per share	$0.02	$0.02	$0.04	$(0.01)

Consolidated Statement of Operations Data:

(in thousands, except per share amounts)

	October 30, 2004	October 30, 2004	January 29, 2005	January 29, 2005	April 30, 2005	April 30, 2005	July 31, 2005	July 31, 2005
	(as previously reported)	(as restated)	(as previously reported)	(as restated)	(as previously reported)	(as restated)	(as previously reported)	(as restated)
Revenue	$14,215	$14,215	$14,892	$14,892	$17,848	$17,848	$18,479	$18,479
Cost of revenue	8,664	9,066	8,480	8,533	8,881	8,903	7,912	7,923

Gross profit	5,551	5,149	6,412	6,359	8,967	8,945	10,567	10,556

Operating expenses:
Research and development	11,959	15,661	11,446	11,996	10,867	11,025	9,209	9,287
Sales and marketing	3,192	3,294	3,043	3,106	2,658	2,704	3,052	3,110
General and administrative	2,461	3,200	1,977	2,057	2,056	2,097	2,990	3,012
Reserve for contingency	—	—	—	—	10,282	10,282	—	—
Restructuring charges and related asset impairments	—	—	—	—	679	679	—	—

Total operating expenses	17,612	22,155	16,466	17,159	26,542	26,787	15,251	15,409

Loss from operations	(12,061)	(17,006)	(10,054)	(10,800)	(17,575)	(17,842)	(4,684)	(4,853)
Interest and other income, net	4,198	4,198	4,672	4,672	5,595	5,595	6,183	6,183

Loss before income taxes	(7,863)	(12,808)	(5,382)	(6,128)	(11,980)	(12,247)	1,499	1,330
Income tax expense	—	—	—	—	—	—	63	63

Net income (loss)	$(7,863)	$(12,808)	$(5,382)	$(6,128)	$(11,980)	$(12,247)	$1,436	$1,267

Basic and diluted net income (loss) per share	$(0.03)	$(0.05)	$(0.02)	$(0.02)	$(0.04)	$(0.04)	$0.01	$0.00

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 31, 2006. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Limitations on Effectiveness of Controls. Our management has concluded that our disclosure controls and procedures and internal controls provide reasonable assurance that the objectives of our control system are met. However, our management (including our Chief Executive Officer and Chief Financial Officer) does not expect that the disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within the company have been or will be detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurances that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management concluded that, as of July 31, 2006, our internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of July 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 45.

Management’s Consideration of the Restatement of the 2005 and 2004 Financial Statements. As disclosed in Note 3, “Restatement of Previously Issued Financial Statements”, to our consolidated financial statements included in this Annual Report on Form 10-K, we are restating our previously issued 2005 and 2004 financial statements to reflect the effects of additional non-cash stock compensation expense resulting from the findings of an independent investigation into the Company’s stock option accounting. This restatement resulted from a material weakness in the controls over the completeness and accuracy of its accounting for and monitoring of its non-cash stock-based accounting and related financial statement disclosures, including the validity of its recording of various stock option transactions. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During the fourth quarter of fiscal 2005, management remediated the control deficiency that resulted in this restatement of the 2005 and 2004 consolidated financial statements. Consequently, this matter did not constitute a control deficiency as of July 31, 2006.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the name, age and position of each of our directors and executive officers as of July 31, 2006.

Name	Age	Position(s) Held
Gururaj Deshpande	55	Chairman of the Board of Directors
Daniel E. Smith	56	President, Chief Executive Officer and Director
Timothy A. Barrows	49	Director
Paul W. Chisholm	57	Director
Paul J. Ferri	67	Director
John W. Gerdelman	53	Director
Richard J. Gaynor	46	Chief Financial Officer, Vice President, Finance and Administration, Treasurer and Secretary
John E. Dowling	53	Vice President, Operations
Araldo Menegon	47	Vice President, Worldwide Sales and Support
Kevin J. Oye	48	Vice President, Systems and Technology
Alan R. Cormier	55	General Counsel

Gururaj Deshpande has served as Chairman of the Company’s Board of Directors since its inception in February 1998. Mr. Deshpande served as the Company’s Treasurer and Secretary from February 1998 to June 1999 and as the Company’s President from February 1998 to October 1998. Before co-founding the Company, Mr. Deshpande co-founded Cascade Communications Corp., a provider of wide area network switches. From October 1990 to April 1992, Mr. Deshpande served as President of Cascade and from April 1992 to June 1997, he served as Cascade’s Executive Vice President of Marketing and Customer Service. Mr. Deshpande was a member of the board of directors of Cascade since its inception and was chairman of the board of directors of Cascade from 1996 to 1997.

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

Timothy A. Barrows has served as a director since February 1998. Mr. Barrows has been a General Partner of Matrix Partners, a venture capital firm, since September 1985.

Paul W. Chisholm has served as a director since October 2002. Mr. Chisholm has been Chairman and Chief Executive Officer of mindSHIFT Technologies, a provider of managed information technology infrastructure services, since September 2003. Since March 2001, Mr. Chisholm has been President of Paul Chisholm Inc., providing business and telecommunications consulting services to venture capital firms. From December 1996 to January 2001, Mr. Chisholm was President and Chief Executive Officer of COLT Telecom Group plc, a European-based provider of business communication services. From February 1995 to December 1996, Mr. Chisholm served as President of COLT and from July 1992 to February 1995 he served as Managing Director. Mr. Chisholm was a member of the board of directors of COLT from December 1996 to December 2005.

Paul J. Ferri has served as a director since February 1998. Mr. Ferri has been a general partner of Matrix Partners, a venture capital firm, since February 1982.

John W. Gerdelman has served as a director since September 1999. Since January 2004, Mr. Gerdelman has been the Executive Chairman of Intelliden Corporation, a company which he co-founded that provides software solutions that enable networks to operate more intelligently by automating network change management and enforcing business policy in network operations. From April 2002 through December 2003, Mr. Gerdelman was the Chief Executive Officer for Metromedia Fiber Networks during its bankruptcy reorganization. From January 2000 through March 2002, Mr. Gerdelman worked with several new ventures as Managing Member of mortonsgroup, LLC. From April 1999 through December 1999, Mr. Gerdelman was President and Chief Executive Officer of USA.Net Inc. Previously, Mr. Gerdelman had served as an Executive Vice President at MCI Corporation. Mr. Gerdelman also serves on the board of directors of Brocade Communications Systems, Inc., a storage area network company.

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

Araldo Menegon served as our Vice President of Worldwide Sales and Support from August 2002 to September 2006. From April 2001 to June 2002, Mr. Menegon served as Senior Vice President of Worldwide Sales and Field Operations for Tenor Networks, a provider of networking equipment. From August 1999 to March 2001, Mr. Menegon served as Area Operations Director for Cisco Systems, Inc. From July 1997 to July 1999, Mr. Menegon served as Director of Service Provider Operations for Cisco Canada. Prior to joining Cisco in July 1996, Mr. Menegon spent 14 years with NCR and held several senior management positions, including an international assignment with NCR’s Pacific Group from January 1988 to February 1992. Mr. Menegon resigned from his position as Vice President of Worldwide Sales and Support effective September 6, 2006. John B. Scully joined the Company as Vice President of Worldwide Sales and Support pursuant to a letter arrangement dated September 6, 2006. For more information on Mr. Scully’s employment with the Company and Mr. Menegon’s resignation, please see the discussion below under “Employment and Other Arrangements.”

Kevin J. Oye has served as our Vice President of Systems and Technology since November 2001. From October 1999 through October 2001, Mr. Oye served as our Vice President of Business Development. From March 1998 to October 1999, Mr. Oye served as Vice President of Strategy and Business Development at Lucent Technologies, Inc. and from September 1993 to March 1998, Mr. Oye served as the Director of Strategy, Business Development, and Architecture at Lucent Technologies, Inc. From June 1980 to September 1993, Mr. Oye held various positions with AT&T Bell Laboratories where he was responsible for advanced market planning as well as development and advanced technology management.

Alan R. Cormier has served as our General Counsel and Secretary since November 2006. From December 2004 to October 2006, Mr. Cormier served as our Counsel and Assistant Secretary. From July 2000 through March 2004 he was Vice President, General Counsel and Secretary of Manufacturers’ Services Limited, a contract manufacturing company. Mr. Cormier served, from January 2000 through July 2000, as Vice President, General Counsel and Clerk of Dynamics Research Corporation, a provider of information technology, engineering, logistics and other consulting services to federal and state agencies. Prior to that, he spent several years in senior positions in the legal department of Wang Global Corporation (formerly Wang Laboratories, Inc.).

Director Independence

The Board has affirmatively determined that none of the following directors has a material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company): Timothy A. Barrows, Paul W. Chisholm, Paul J. Ferri and John W. Gerdelman. In determining independence, the Board will be guided by the definitions of “independent director” in the listing standards of The NASDAQ Stock Market and applicable laws and regulations.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee reviews the professional services provided by the Company’s independent registered public accounting firm, the independence of such independent registered public accounting firm from the Company’s management and the Company’s annual and quarterly financial statements. The Audit Committee also reviews such other matters with respect to the Company’s accounting, auditing and financial reporting practices and procedures as it may find appropriate or may be brought to its attention. The Audit Committee consists of Messrs. Chisholm, Ferri and Gerdelman; all of whom are independent as defined by the applicable listing requirements of NASDAQ. Mr. Gerdelman, currently serves as the Financial Expert of the Audit Committee, as defined by rules of the Commission enacted under Section 407 of the Sarbanes-Oxley Act of 2002. During fiscal 2006, the Audit Committee held nine meetings. The Audit Committee is governed by a charter, a current copy of which is available in the Investor Relations section (under Corporate Governance) of our website at www.sycamorenet.com.

Business Code of Ethics

The Company has a Business Code of Ethics, which is applicable to all directors, officers and employees of the Company. If the Company amends or waives the Business Code of Ethics with respect to a director or executive officer, it will make public disclosure of the waiver no later than its next periodic filing with the Securities and Exchange Commission.

The Company’s governance guidelines, including committee charters and the Business Code of Ethics are available in the Corporate Information section of our website at www.sycamorenet.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and holders of more than 10% of the Company’s outstanding shares of Common Stock (collectively, “Reporting Persons”) to file with the Commission initial reports of ownership and reports of changes in ownership of the Common Stock of the Company. Such persons are required by regulations of the Commission to furnish the Company with copies of all such filings. Based solely on its review of the copies of such filings received by it with respect to the fiscal year ended July 31, 2006, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended July 31, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth, for the fiscal year ended July 31, 2006, the compensation earned by the Company’s Chief Executive Officer and the four other most highly compensated individuals who were serving as executive officers at the end of fiscal 2006, or who served as executive officers during fiscal 2006. Collectively, all of these individuals are referred to below as the Named Executive Officers.

In accordance with the rules of the Commission, the compensation set forth in the table below does not include medical, group life or other benefits which are available to all of the Company’s salaried employees, and perquisites and other benefits, securities or property which do not exceed the lesser of $50,000 or 10% of the person’s salary and bonus shown in the table. In the table below, columns required by the regulations of the Commission have been omitted where no information was required to be disclosed under those columns.

SUMMARY COMPENSATION TABLE (1)

	Year	Annual Compensation					Long-Term Compensation Awards Securities Underlying Options/SARS (#)	All Other Compensation ($)
		Salary ($)		Bonus ($)		Other Annual Compensation ($)
Daniel E. Smith President and Chief Executive Officer	2006	100,000		—		—	—	—
	2005	100,000		—		—	—	—
	2004	100,000		—		—	—	—

Araldo Menegon Vice President, Worldwide Sales and Support	2006	200,000		211,750	(2)	—	—	—
	2005	200,000		156,800	(2)	—	—	—
	2004	200,000		162,900	(2)	—	—	—

Richard J. Gaynor Chief Financial Officer, Vice President, Finance and Administration, Treasurer and Secretary	2006	233,000		86,250		—	—	—
	2005	173,000	(3)	66,700	(3)	—	1,000,000	—
	2004	—		—		—	—	—

Kevin J. Oye Vice President, Systems and Technology	2006	224,000		82,500		—	—	—
	2005	210,000		80,000		—	—	—
	2004	205,000		68,750		—	—	—

Alan R. Cormier General Counsel	2006	198,000		—		—	—	—
	2005	107,000	(4)	—		—	50,000	—
	2004	—		—		—	—	—

(1)	As of July 31, 2006, the remaining number of shares of restricted Common Stock held by the Named Executive Officers that had not vested and the value of this restricted Common Stock was as follows: Mr. Menegon: 425,000 shares, $357,000, Mr. Gaynor: 650,000 shares, $0 and Mr. Cormier: 35,000 shares, $0. The value is based on the fair market value at July 31, 2006 ($3.63 per share as quoted on the NASDAQ National Market) less the purchase price paid per share. Holders of restricted Common Stock are entitled to receive any dividends the Company may pay on its Common Stock.
(2)	Consists of sales commissions paid in the fiscal year.
(3)	Mr. Gaynor joined the Company as Chief Financial Officer, Vice President of Finance and Administration, Treasurer and Secretary in October 2004.
(4)	Mr. Cormier joined the Company as General Counsel on December 27, 2004.

OPTION GRANTS IN LAST FISCAL YEAR

There were no options granted in fiscal 2006 to any Named Executive Officer.

The following table provides the specified information concerning option exercises in the last fiscal year and unexercised options held as of July 31, 2006 by the Company’s Named Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

			Number of Securities		Value of Unexercised
	Shares Acquired on Exercise (#)	Value Realized ($)	Underlying Unexercised Options at Fiscal Year-end (#)		In-the-Money Options at Fiscal Year-end ($)(2)

Name			Exercisable (1)	Unexercisable	Exercisable	Unexercisable
Daniel E. Smith	—	—	—	—	—	—
Araldo Menegon	—	—	1,700,000	—	1,428,000	—
Richard J. Gaynor	—	—	1,000,000	—	—	—
Kevin J. Oye	—	—	2,114,457	—	290,000	—
Alan R. Cormier	—	—	50,000	—	—	—

(1)	Options granted under the Company’s 1999 Stock Incentive Plan are exercisable immediately, subject to a repurchase right in favor of the Company which lapses as the option vests over periods ranging from three to five years.
(2)	Value is based on the difference between the option exercise price and the fair market value at July 31, 2006 ($3.63 per share as quoted on the NASDAQ National Market), multiplied by the number of shares underlying the option.

Compensation of Directors

The Company reimburses directors for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors and committees. Each non-employee director receives an annual retainer of $30,000, which is paid on a quarterly basis. Pursuant to the Company’s 1999 Non-Employee Director Stock Option Plan, (the “Director Option Plan”), all non-employee directors of the Company are automatically granted non-qualified stock options to purchase 90,000 shares of Common Stock which vests over three years upon their initial appointment to the Board of Directors. Thereafter, on an annual basis immediately following each annual meeting of stockholders, each non-employee director is granted an option to purchase 30,000 shares of Common Stock which vests in one year. Under the plan, options are fully exercisable on the date of grant; however, shares purchased on exercise of such options are subject to repurchase by the Company prior to completion of the applicable vesting period. The exercise price per share of all options granted under the Director Option Plan is equal to the fair market value of the Company’s Common Stock on the date of grant, and such options expire on the date which is ten years from the date of option grant. At the annual meeting of stockholders held on December 19, 2005, each of the following non-employee directors received an option to purchase 30,000 shares of Common Stock with an exercise price of $4.81 per share: Messrs. Barrows, Chisholm, Ferri and Gerdelman.

Employment and Other Arrangements

Araldo Menegon, the Company’s former Vice President of Worldwide Sales and Support, resigned as an executive officer effective September 6, 2006. On September 6, 2006, Mr. Menegon and the Company entered into a Transition Agreement and Release, which provides that, in consideration of Mr. Menegon’s execution of such Agreement and Release and the continuation of his employment with the Company through September 6, 2007, Mr. Menegon will be covered under the Company’s health plan and receive pay during such period equal to his base salary at the time of his resignation, payable in accordance with the Company’s normal payroll practices. In addition, all stock options granted to Mr. Menegon during his employment will continue to vest through September 6, 2007. As part of the Agreement, Mr. Menegon also agreed to a general release of the Company, its affiliates and various related parties.

John B. Scully joined the Company as Vice President of Worldwide Sales and Support pursuant to a letter arrangement dated September 6, 2006. Under this arrangement, Mr. Scully’s base salary will be $230,000 and he is eligible to receive an annual bonus of up to $245,000, payable quarterly. In addition, Mr. Scully was granted an option to purchase 500,000 shares of Common Stock of the Company at an exercise price of $3.58 under the 1999 Stock Incentive Plan. Such options are subject to a five year vesting schedule, vesting 20% one year from the commencement of his employment and 5% per quarter thereafter. Mr. Scully’s employment is at will and may be terminated at any time by either party for any reason, with or without cause.

The employment agreement for Mr. Cormier, our General Counsel, with the Corporation includes a separation provision. Under Mr. Cormier’s agreement, on the termination of his employment by the Corporation without cause, disability or death or by Mr. Cormier for good reason and on execution of a Separation Agreement and Release, Mr. Cormier will be entitled to continuation of his base salary as separation pay for a period of twelve months from his last day of active employment, or at the Corporation’s discretion, a lump sum payment of his annual base salary. In addition, the Corporation will pay Mr. Cormier’s health insurance premiums for such twelve month period.

Change in Control Agreements

Each of Messrs. Smith, Scully, Oye, Dowling and Gaynor, the Company’s current executive officers (the “Current Executive Officers”), have entered into a change in control agreement with the Company. Under these agreements, each option or restricted stock grant held by the Current Executive Officer which is scheduled to vest within the 12 months after the effectiveness of a change of control of the Company will instead vest immediately prior to the change in control. In addition, in the event of a “Subsequent Acquisition” of the Company (as defined in these agreements) following a change in control, all options or restricted stock granted by the Company to such Current Executive Officers will vest immediately prior to the effectiveness of such acquisition. If a Current Executive Officer is subject to any excise tax on amounts characterized as excess parachute payments, due to the benefits provided under this agreement, the Current Executive Officer shall be entitled to reimbursement of up to $1,000,000 for any excess parachute excise taxes the Current Executive Officer may incur.

In the event of a termination of a Current Executive Officer’s employment following a change in control, either by the surviving entity without cause or by the Current Executive Officer due to a constructive termination, (1) all options and restricted stock of the Current Executive Officer vest, (2) the Current Executive Officer is entitled to continued paid coverage under the Company’s group health plans for 18 months after such termination, (3) the Current Executive Officer shall receive a pro rata portion of his performance bonus for the year in which the termination occurred, (4) the Current Executive Officer shall receive an amount equal to 18 months of his base salary and (5) the Current Executive Officer shall receive an amount equal to 150% of his annual performance bonus for the year in which the termination occurred.

Under these agreements, each Current Executive Officer agrees to abide by the Company’s confidentiality and proprietary rights agreements and, for a period of one year after such termination, not to solicit the Company’s employees or customers.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our Board of Directors is currently composed of Messrs. Barrows and Ferri. Neither of the members of the Committee is currently, or has been, at any time since the Company’s formation, an officer or employee of the Company. No interlocking relationship exists between any member of the Company’s Board of Directors or the Committee and any member of the board of directors or compensation committee of any other company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information as of July 31, 2006 with respect to compensation plans under which shares of our common stock may be issues:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders (1)	21,181,848	$6.68	125,919,985
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	21,181,848	$6.68	125,919,985

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 28, 2007, with respect to beneficial ownership of Sycamore’s Common Stock by: (i) each person who, to the knowledge of the Company, beneficially owned more than 5% of the shares of Common Stock outstanding as of such date; (ii) each director of the Company; (iii) Sycamore’s Named Executive Officers; and (iv) all directors and executive officers as a group.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the Commission. Except as otherwise noted in the footnotes below, the Company believes that each person or entity named in the table has sole voting and investment power with respect to all shares of its Common Stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of shares of Common Stock outstanding is based on 279,663,992 shares of Common Stock outstanding as of April 28, 2007. In computing the number of shares beneficially owned by a person named in the following table and the percentage ownership of that person, shares of Common Stock that are subject to options held by that person that are currently exercisable or exercisable within 60 days of April 28, 2007 are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding
Gururaj Deshpande (2)	45,712,807	16.4
Daniel E. Smith (3)	42,936,349	15.4
Kevin J. Oye (4)	2,148,538	*
Richard J. Gaynor (5)	1,000,000	*
John B. Scully (6)	577,604	*
Alan R. Cormier (7)	50,200	*
Araldo Menegon (8)	1,700,000	*
Timothy A. Barrows (9)	1,988,663	*
Paul J. Ferri (9)	575,553	*
John W. Gerdelman (10)	281,850	*
Paul W. Chisholm (11)	210,000	*
Platyko Partners, L.P (3)	21,775,000	7.8
Third Avenue Management LLC (12)	21,379,646	7.6
The Gururaj Deshpande Grantor Retained Annuity Trust (2)	17,918,400	6.4
All executive officers and directors as a group (12 persons)(13)	100,080,802	35.8

*	Less than 1% of the total number of outstanding shares of Common Stock.
(1)	Except as otherwise noted, the address of each person is: c/o Sycamore Networks, Inc., 220 Mill Road, Chelmsford, Massachusetts 01824.
(2)	Includes 2,937,500 shares held by the Deshpande Irrevocable Trust and 17,918,400 shares held by the Gururaj Deshpande Grantor Retained Annuity Trust. Mr. Deshpande’s wife serves as a trustee of each of these trusts. Mr. Deshpande disclaims beneficial ownership of these shares.
(3)	Includes 21,775,000 shares held by Platyko Partners, L.P., of which Mr. Smith and his wife serve as general partners.
(4)	Includes 2,114,457 shares issuable pursuant to options which are immediately exercisable and subject to a repurchase right which lapses as the shares vest.
(5)	Consists of 1,000,000 shares issuable pursuant to options which are immediately exercisable and subject to a repurchase right which lapses as the shares vest.
(6)	Consists of 577,604 shares issuable pursuant to options which are immediately exercisable and subject to a repurchase right which lapses as the shares vest. Although Mr. Scully was not a Named Executive Officer as of July 31, 2006, he became a Named Executive Officer as of September 6, 2006 and is, therefore, included in this table.

(7)	Includes 50,000 shares issuable pursuant to options which are immediately exercisable and subject to a repurchase right which lapses as the shares vest.
(8)	Consists of 1,700,000 shares issuable pursuant to options which are immediately exercisable and subject to a repurchase right which lapses as the shares vest. Mr. Menegon resigned as an executive officer effective September 6, 2006.
(9)	For each of Messrs. Barrows and Ferri, includes 180,000 shares issuable pursuant to options which are immediately exercisable and subject to a repurchase right which lapses as the shares vest. Also includes 100,818 shares held by Matrix V Entrepreneurs Fund, L.P. Matrix V Management Co., LLC is the general partner of Matrix V Entrepreneurs Fund, L.P. Messrs. Barrows and Ferri, directors of the Company, are managing members of Matrix V Management Co., LLC. Messrs. Barrows and Ferri disclaim beneficial ownership of the shares held by Matrix V Entrepreneurs Fund, L.P. except to the extent of their pecuniary interests therein arising from their membership interests in Matrix V Management Co., LLC.
(10)	Includes 270,000 shares issuable pursuant to options which are immediately exercisable and subject to a repurchase right which lapses as the shares vest.
(11)	Consists of 210,000 shares issuable pursuant to options which are immediately exercisable and subject to a repurchase right which lapses as the shares vest.
(12)

According to a Schedule 13G filed on February 14, 2007, Third Avenue Management LLC was the beneficial owner of 21,379,646 shares of common stock. The address of Third Avenue Management LLC is 622 Third Avenue, 32nd Floor, New York, NY 10017.

(13)	Includes an aggregate of 6,282,061 shares issuable pursuant to options which are immediately exercisable and subject to a repurchase right which lapses as the shares vest.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 2000, the Company and the Chairman of the Company’s Board of Directors (the “Chairman”), entered into an Investor Agreement with Tejas Networks India Private Limited, a private company incorporated in India (“Tejas”), pursuant to which the Company and the Chairman each invested $2.2 million in Tejas in exchange for equity shares of Tejas. The Chairman also serves as the Chairman of the Board of Directors of Tejas. An executive officer of our Company also serves as a board member of Tejas. The Company has entered into various agreements with Tejas under which the Company has licensed certain proprietary software development tools to Tejas, and Tejas will assist the Company’s business development efforts in India and also provide maintenance and other services to the Company’s customers in India, if any. During the years ended July 31, 2006 and 2005, the Company recognized revenue relating to transactions with Tejas of $0.3 million and $0.1 million, respectively. During the year ended July 31, 2004, the Company did not engage in any material transactions with Tejas.

Eastern Research executed an OEM agreement with Tejas in March of 2006 under which Tejas provided Eastern Research with hardware, software and support for the sale of the OM 1000 product. In April of 2007 Sycamore amended the OEM agreement with Tejas to assign the agreement to Sycamore and add the OM 1500 and OM 4000 products.

All transactions involving the Company and its officers, directors, principal stockholders and their affiliates, including those since the Company’s initial public offering, will be and have been approved by a majority of the Board of Directors, including a majority of the independent and disinterested directors on the Board of Directors, and will be and have been on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Company by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended July 31, 2006 and July 31, 2005:

Fee Category	Fiscal 2006 Fees	Fiscal 2005 Fees
Audit Fees	$460,000	$546,000
Audit-Related Fees	855,200	453,700
Tax Fees	129,300	179,200

Total Fees	$1,444,500	$1,178,900

Audit Fees. Consists of fees billed for professional services rendered for the integrated audit of the Company’s financial statements and of its internal control over financial reporting for the fiscal years ended July 31, 2006 and July 31, 2005, and for reviews of the interim financial statements included in the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees. Consists of fees billed for professional services rendered for audit-related services including consultations on other financial accounting and reporting related matters. Audit-related fees for fiscal 2005 and 2006 include fees in connection with the independent investigations into stock option accounting conducted under the direction of the Audit Committee.

Tax Fees. Consists of fees billed for professional services relating to tax compliance and other tax services including tax planning and advisory services.

Audit Committee Pre-Approval Policy

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All of the audit, audit-related fees and tax fees for Fiscal 2006 and 2005 were pre-approved.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

The financial statements listed in the accompanying Index to Consolidated Financial Statements on page 44 are filed as part of this report.

2.	Financial Statement Schedules

None

3.	Exhibits

Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated April 12, 2006, by and among Sycamore Networks, Inc., Bach Group LLC, Allen Organ Company, MusicCo, LLC, LandCo Real Estate, LLC, AOC Acquisition, Inc. and the Representative of the Holders of Capital Stock of Allen Organ Company (16)

2.2	Contribution and Purchase Agreement, dated April 12, 2006, by and among Allen Organ Company, MusicCo, LLC, LandCo Real Estate, LLC, and AOC Acquisition, Inc. (16)

2.3	Escrow Agreement, dated April 12, 2006, by and among Sycamore Networks, Inc., Steven A. Markowitz as agent and attorney-in-fact for the Company Shareholders of Allen Organ Company and Wilmington Trust Company, as escrow agent (16)

2.4	Agreement and Plan of Merger, dated April 12, 2006 and amended and restated as of August 3, 2006, by and among Sycamore Networks, Inc., Bach Group LLC, Allen Organ Company, MusicCo, LLC, LandCo Real Estate, LLC, AOC Acquisition, Inc. and the Representative of the Holders of Capital Stock of Allen Organ Company. (17)

2.5	Escrow Agreement, dated April 12, 2006 and amended and restated as of August 3, 2006, by and among Sycamore Networks, Inc., Steven A. Markowtiz as agent and attorney-in-fact for the Company Shareholders of Allen Organ Company and Wilmington Trust Company, as escrow agent. (17)

3.1	Amended and Restated Certificate of Incorporation of the Company (3)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (5)

3.4	Amended and Restated By-Laws of the Company (3)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (3)(5)

*10.1	1998 Stock Incentive Plan, as amended (1)

*10.2	1999 Non-Employee Directors’ Option Plan (1)

*10.3	1999 Stock Incentive Plan, as amended (6)

*10.4	Form of Indemnification Agreement between Sycamore, the Directors of Sycamore Networks, Inc. and Executive Officers of Sycamore Networks, Inc. each dated November 17, 1999 (2)

Number	Exhibit Description

*10.5	Form of Change in Control Agreement between Sycamore Networks, Inc. and Executive Officers of Sycamore Networks, Inc. each dated November 17, 1999 or August 5, 2002 (2)

*10.6	Sirocco Systems, Inc. 1998 Stock Plan (4)

10.7	Lease dated as of October 27, 2000, between Sycamore Networks, Inc. and BCIA New England Holdings LLC for One Executive Drive, Chelmsford, Massachusetts (5)

+10.8	Manufacturing Services Agreement between Sycamore Networks, Inc. and Plexus Services Corp. (7)

10.9	Lease Agreement between Sycamore Networks, Inc. and New Boston Mill Road Limited Partnership dated March 8, 2000 (3)

+10.10	Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint (8)

+10.11	Exhibit I dated February 25, 2004 to the Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint (9)

+10.12	Master Purchase Agreement for Technical Equipment and Related Services dated April 22, 2004 between Sycamore Networks, Inc. and Sprint/United Management Company, including Amendment No. 1 dated June 29, 2004 and Amendment No. 2 dated July 19, 2004 (10)

+10.13	Amendment No. 1 to Manufacturing Services Agreement between Sycamore Networks, Inc. and Plexus Services Corp. dated July 26, 2004 (10)

*10.14	Letter Agreement between Sycamore Networks, Inc. and Richard J. Gaynor (11)

*10.15	Agreement and Release dated November 2, 2004 between Sycamore Networks, Inc. and Frances M. Jewels (11)

*10.16	Letter Agreement between Sycamore Networks, Inc. and Alan Cormier (12)

++10.17	Lease Term Expiration Agreement between Sycamore Networks, Inc. and Farley White Associates, LLC dated January 21, 2005 (12)

+10.18	Agreement for the Provision of Hardware, Software, Training, Support and Maintenance and Project Management Services to Vodafone Limited between Vodafone Limited and Sycamore Networks, Inc. dated November 16, 2000, as amended by amendments 1 through 5 (12)

+10.19	Amendment No. 2 dated March 29, 2005, and effective as of October 1, 2004, to the Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint (13)

+10.20

Amendment No. 3 dated June 16, 2005 to the United States Reseller Agreement between Sycamore Networks, Inc. and Sprint Communications Company, L.P. Government Systems Division dated

January 6, 2004 (14)

+10.21

Amendment No. 4 dated June 1, 2005 to the United States Reseller Agreement between Sycamore Networks, Inc. and Sprint Communications Company, L.P. Government Systems Division dated

January 6, 2004 (14)

+10.22	Agreement for the Provision of Hardware, Software, Training, Support and Maintenance and Project Management Services to Vodafone Libertel N.V. dated June 12, 2002 (14)
+10.23	Amendment No. 1 dated February 2, 2004 to Agreement for the Provision of Hardware, Software, Training, Support and Maintenance and Project Management Services to Vodafone Libertel N.V. dated June 12, 2002 (14)

+10.24	Purchase Agreement between Sycamore Networks Inc., Chelmsford, MA, USA and Siemens AG Munich, Germany dated June 13, 2002, as amended as of August 8, 2005 (15)

Number	Exhibit Description

*10.25	Transition Agreement and Release between Sycamore Networks, Inc. and Araldo Menegon dated September 6, 2006.

*10.26	Letter Agreement between Sycamore Networks, Inc. and John B. Scully dated September 6, 2006.

*10.27	Relocation Offer and Agreement between Sycamore Networks, Inc. and John B. Scully dated May 4, 2007.

+10.28	First Amendment to Lease between Sycamore Networks, Inc. and Lakn Marlton Associates, LLC dated February 14, 2006.

10.29	Eastern Research, Inc. Stock Option Plan

*10.30	Amendment Number 1 to the Non-Qualified Stock Option Agreement with Kevin Oye, dated April 29, 2002

21.1	List of subsidiaries

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635) filed with the Commission on August 6, 1999, as amended.
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 1999 filed with the Commission on December 13, 1999.
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630) filed with the Commission on February 17, 2000, as amended.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2000 filed with the Commission on October 24, 2000.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Commission on March 13, 2001.
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2001 filed with the Commission on June 12, 2001.
(7)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2003 filed with the Commission on October 21, 2003.
(8)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 24, 2004 filed with the Commission on February 12, 2004.
(9)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 24, 2004 filed with the Commission on May 13, 2004.
(10)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2004 filed with the Commission on August 23, 2004.
(11)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 filed with the Commission on November 18, 2004.
(12)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 29, 2005 filed with the Commission on February 25, 2005.
(13)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 filed with the Commission on September 12, 2005, as amended.

(14)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2005 filed with the Commission on October 11, 2005, as amended.
(15)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2005 filed with the Commission on November 29, 2005.
(16)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Commission on April 12, 2006.
(17)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Commission on August 4, 2006.
*	Denotes a management contract or compensatory plan or arrangement.
+	Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.
++	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b)	Exhibits

The Company hereby files as part of this Form 10-K the exhibits listed in the Exhibit Index beginning on page 91.

(c)	Financial Statement Schedules:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chelmsford, Commonwealth of Massachusetts, on this 21st day of June 2007.

SYCAMORE NETWORKS, INC.

By:	/s/ DANIEL E. SMITH
Daniel E. Smith
President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Gururaj Deshpande, Daniel E. Smith and Richard J. Gaynor, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GURURAJ DESHPANDE Gururaj Deshpande	Chairman of the Board of Directors	June 21, 2007

/s/ DANIEL E. SMITH Daniel E. Smith	President, Chief Executive Officer and Director	June 21, 2007

/s/ RICHARD J. GAYNOR Richard J. Gaynor	Chief Financial Officer, Vice President, Finance and Administration, Assistant Secretary and Treasurer (Principal Financial and Accounting Officer)	June 21, 2007

/s/ TIMOTHY A. BARROWS Timothy A. Barrows	Director	June 21, 2007

/s/ PAUL W. CHISHOLM Paul W. Chisholm	Director	June 21, 2007

/s/ PAUL J. FERRI Paul J. Ferri	Director	June 21, 2007

/s/ JOHN W. GERDELMAN John W. Gerdelman	Director	June 21, 2007