Form 10-Q
period 2006-10-28
SYCAMORE NETWORKS INC
filed 2007-07-19
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

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

The number of shares outstanding of the registrant’s Common Stock as of July 5, 2007 was 279,663,993.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	October 28, 2006	July 31, 2006
Assets
Current assets:
Cash and cash equivalents	$248,996	$169,820
Short-term investments	527,957	674,518
Accounts receivable, net of allowance for doubtful accounts of $4,212 and $4,132 at October 28, 2006 and July 31, 2006, respectively	33,547	14,090
Inventories	17,469	6,013
Prepaids and other current assets	3,900	4,184

Total current assets	831,869	868,625

Property and equipment, net	17,659	7,824
Long-term investments	130,517	140,799
Purchased intangibles, net	25,367	—
Goodwill	20,334	—
Other assets	768	804

Total assets	$1,026,514	$1,018,052

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,516	$5,695
Accrued compensation	3,244	1,362
Accrued warranty	1,752	1,136
Accrued expenses	6,526	3,788
Accrued restructuring costs	3,341	2,280
Reserve for contingencies	16,879	16,974
Deferred revenue	7,497	6,918
Other current liabilities	3,099	1,614

Total current liabilities	56,854	39,767

Other long term liabilities	1,482	—
Long term deferred revenue	3,477	2,579

Total liabilities	61,813	42,346

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 2,500,000 shares authorized; 279,664 and 278,902 shares issued and outstanding at October 28, 2006 and July 31, 2006, respectively	280	279
Additional paid-in capital	2,016,623	2,011,147
Accumulated deficit	(1,051,615)	(1,034,464)
Accumulated other comprehensive loss	(587)	(1,256)

Total stockholders’ equity	964,701	975,706

Total liabilities and stockholders’ equity	$1,026,514	$1,018,052

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	October 28, 2006	October 29, 2005
Revenue:
Product	$30,326	$22,033
Service	4,496	5,265

Total revenue	34,822	27,298

Cost of revenue:
Product	18,886	10,620
Service	1,934	2,644

Total cost of revenue.	20,820	13,264

Gross profit	14,002	14,034

Operating expenses:
Research and development	9,641	8,338
Sales and marketing	6,353	2,879
General and administrative	7,634	3,174
In-process research and development	12,400	—
Asset impairment	6,555	—

Total operating expenses	42,583	14,391

Loss from operations	(28,581)	(357)
Interest and other income, net	11,553	7,430

Income (loss) before income taxes	(17,028)	7,073
Income tax expense	123	219

Net income (loss)	$(17,151)	$6,854

Net income (loss) per share:
Basic	$(0.06)	$0.02
Diluted	$(0.06)	$0.02

Weighted average shares outstanding:
Basic	279,342	276,273
Diluted	279,342	279,133

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	October 28, 2006	October 29, 2005
Cash flows from operating activities:
Net income (loss)	$(17,151)	$6,854
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,176	861
Share-based compensation	2,382	1,466
In-process research and development	12,400	—
Asset impairment	6,555	—
Adjustments to provision for excess and obsolete inventory	553	(238)
Loss on disposal of equipment	37	115
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(13,215)	(9,672)
Inventories	(904)	(183)
Prepaids and other current assets	(779)	(255)
Deferred revenue	1,029	(381)
Accounts payable	6,362	1,868
Accrued expenses and other current liabilities	4,135	(2,024)
Accrued restructuring costs	1,061	(783)

Net cash provided by (used in) operating activities	4,641	(2,372)

Cash flows from investing activities:
Acquisition of business	(82,265)	—
Purchases of property and equipment	(2,311)	(533)
Purchases of investments	(142,067)	(361,201)
Proceeds from maturities and sales of investments	299,579	158,313

Net cash provided by (used in) investing activities	72,936	(203,421)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,599	2,483

Net cash provided by financing activities	1,599	2,483

Net increase (decrease) in cash and cash equivalents	79,176	(203,310)
Cash and cash equivalents, beginning of period	169,820	508,281

Cash and cash equivalents, end of period	$248,996	$304,971

Cash paid for income taxes	$305	$5

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements

1. Description of Business

Sycamore Networks, Inc. (the “Company”) was incorporated in Delaware on February 17, 1998. The Company develops and markets intelligent networking solutions for fixed line and mobile network operators worldwide that are designed to enable network operators to lower overall network costs, increase operational efficiencies, and rapidly deploy new revenue–generating services. Sycamore’s global customer base includes Tier 1 service providers, government agencies and utility companies.

On September 6, 2006, the Company completed the acquisition of Eastern Research, Inc. (“ERI”), an innovative provider of network access solutions. The Company believes that the addition of ERI’s products, technology and workforce will help Sycamore to broaden its customer relationships, expand the markets it serves and leverage its core strengths to offer a more comprehensive suite of solutions optimized for emerging broadband networks. The Company has recorded this acquisition using the purchase method of accounting; accordingly, the results of ERI have been included in the consolidated financial statements since that date.

2. Basis of Presentation

The accompanying financial data as of October 28, 2006 and for the three months ended October 28, 2006 and October 29, 2005 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 filed with the SEC.

In the opinion of management, all adjustments necessary to present a fair statement of financial position as of October 28, 2006 and results of operations and cash flows for the periods ended October 28, 2006 and October 29, 2005 have been made. The results of operations and cash flows for the period ended October 28, 2006 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and judgments relied upon in preparing these financial statements include revenue recognition, allowance for doubtful accounts, warranty obligations, inventory allowance, litigation and other contingencies, intangible assets and goodwill and share-based compensation. Estimates, judgments, and assumptions are reviewed periodically by management and the effects of revisions are reflected in the consolidated financial statements in the period in which they are made.

3. Merger Agreement with Allen Organ Company to acquire Eastern Research, Inc.

On September 6, 2006, Sycamore Networks, Inc., through its wholly-owned subsidiary, Bach Group LLC (“Bach”), a Delaware limited liability company, completed its acquisition of Allen Organ Company, a Pennsylvania corporation (“Allen Organ”), and its wholly owned subsidiary, Eastern Research, Inc., a New Jersey corporation (“ERI”), through a merger of Allen Organ with and into Bach (the “Merger”) pursuant to an Agreement and Plan of Merger dated as of April 12, 2006 and amended and restated as of August 3, 2006 (the “Merger Agreement”) by and among Sycamore, Allen Organ, MusicCo, LLC, a Pennsylvania limited liability company and wholly-owned subsidiary of Allen Organ, LandCo Real Estate, LLC, a Pennsylvania limited liability company and wholly-owned subsidiary of Allen Organ, AOC Acquisition, Inc. and the representative of the holders of capital stock of Allen Organ.

Under the terms of the amended agreement, the Allen Organ shareholders and the minority shareholders of ERI were paid an aggregate of $80 million in cash. In addition, the Company assumed all ERI stock options that were outstanding immediately prior to the effective date of the transaction. All unvested ERI stock options became fully vested immediately upon the completion of the transaction. The ERI stock options assumed were converted into options to purchase approximately 951,000 shares of Sycamore common stock. The Company accounted for this acquisition using the purchase method and, accordingly, the results of ERI’s operations have been included in the consolidated financial statements since that date. The total purchase price of the acquisition was as follows (in thousands):

Amount
Cash	$78,818
Fair value of ERI stock options assumed	1,496
Acquisition related transaction costs	4,885

Total purchase price	$85,199

The Company allocated the purchase price to tangible assets, liabilities and identifiable intangible assets acquired, as well as in-process research and development, based on their estimated fair values. In-process research and development of $12.4 million was written-off on the date of the acquisition and relates to the OX800 project which was under development for which technological feasibility had not been established and no future alternative uses for the technology existed at the time of acquisition. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. The excess of the purchase price over the aggregate fair values was recorded as goodwill, which is not deductible for tax purposes. The Company considered a number of factors to determine the purchase price allocation, including engaging a third party valuation firm to independently appraise the fair value of certain assets acquired. Purchased intangibles are amortized on a straight-line basis over their respective estimated useful lives. The allocation of the purchase price is as follows (in thousands):

Amount
Current assets	$17,744
Property, plant, and equipment	9,951
Intangible assets	31,650
Goodwill	20,334
Liabilities	(6,880)
In-process research and development	12,400

Net assets acquired	$85,199

Intangible assets consist primarily of customer relationships which relate to ERI’s ability to sell existing, in-process and future versions of its products to its existing customers and technology. The following table presents details of the purchased intangible assets acquired as part of the ERI acquisition (in thousands):

	Amount	Estimated Useful Life (in years)
Trademarks	$400	1
Customer relationships	16,000	6-10
Technology	15,250	4-10

Total	$31,650

Amortization expense for intangible assets was $0.7 million for the three months ended October 28, 2006. Amortization expense for intangible assets is estimated to be approximately $4.7 million for each of the next three years.

In October 2006, the Company decided to discontinue the development of ERI’s OX8000 product. This product was in the development stage on the date of acquisition and, accordingly, the fair value associated with this product was recorded as in-process research and development and expensed on the date of the acquisition. As a result of the Company’s decision to discontinue the OX8000 product, an asset impairment charge of $6.6 million was recorded in the three months ended October 28, 2006. The charge related to certain intangibles associated with the OX8000 product, specifically customer relationships and other related assets. In addition, the Company recorded a charge of $1.1 million related to OX8000 inventory commitments in cost of product revenue.

The Company has undertaken certain restructuring activities at ERI. These activities, which include certain reductions in staffing and the elimination of a facility, were accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. The cost of these actions is being charged to the cost of the acquisition and a corresponding liability of $1.8 million is included in accrued restructuring in the accompanying balance sheet. In accordance with EITF Issue No. 95-3, the Company will finalize its restructuring plans no later than one year from the respective date of the acquisition. Upon finalization of restructuring plans or settlement of obligations for less than the expected amount, any excess reserves are reversed with a corresponding decrease in goodwill or other intangible assets when no goodwill exists.

The following represents the unaudited pro forma results for Sycamore and ERI as though the acquisition of ERI had occurred at the beginning of each period shown (in thousands, except per share data). The pro forma information, however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Three Months Ended
	October 28, 2006	October 29, 2005
Revenue	$38,195	$44,340
Net income (loss)	$(21,251)	$(8,342)
Net income (loss) per share:
Basic	$(0.08)	$(0.03)
Diluted	$(0.08)	$(0.03)

4. Share-Based Compensation

The Company accounts for share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended
	October 28, 2006	October 29, 2005
Cost of product revenue	$30	$43
Cost of service revenue	46	280
Research and development	286	625
Sales and marketing	1,724	242
General and administrative	296	276

Share-based compensation expense before tax	2,382	1,466
Income tax benefit	(17)	(45)

Net compensation expense	$2,365	$1,421

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months ended October 28, 2006 and October 29, 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	October 28, 2006	October 29, 2005
Expected option term (1)	6.5 Years	6.5 Years
Expected volatility factor (2)	58%	62%
Risk-free interest rate (3)	4.7%	4.6%
Expected annual dividend yield	0%	0%

(1)	The option term was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Incentive Plans

The Company currently has four primary stock incentive plans: the 1998 Stock Incentive Plan (the “1998 Plan”), the 1999 Stock Incentive Plan (the “1999 Plan”), the Sirocco 1998 Stock Option Plan (the “Sirocco 1998 Plan”) and the Eastern Research, Inc. Stock Option Plan (the “ERI Plan”). A total of 144,083,691 shares of common stock have been reserved for issuance under these plans. The 1999 Plan is the only one of the four primary plans under which new awards are currently being issued. The total amount of shares that may be issued under the 1999 Plan is the remaining shares to be issued under the 1998 Plan, plus 25,000,000 shares, plus an annual increase equal to the lesser of (i) 18,000,000 shares, (ii) 5% of the outstanding shares on August 1 of each year, or (iii) a lesser number as determined by the Board. The Board of Directors of the Company (the “Board”) voted to not authorize an increase in the number of shares for the 1999 Plan for fiscal year 2006. The plans provide for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors, consultants and advisors of the Company. No participant may receive any award, or combination of awards, for more than 1,500,000 shares in any calendar year. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant; however, options are generally granted at equal to or greater than the fair market value of the common stock on the date of grant. The Board determines the term of each option, the option exercise price, and the vesting terms. Stock options generally expire ten years from the date of grant and vest over three to five years.

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

The Company also has a Non-Employee Director Option Plan (the “Director Plan”) under which a total of 2,220,000 shares of common stock have been reserved for issuance. As of August 1 of each year, the aggregate number of common shares available for the grant of options under the Director Plan is automatically increased by the number of common shares necessary to cause the total number of common shares available for grant to be 1,500,000. Each non-employee director is granted an option to purchase 90,000 shares which vests over three years upon their initial appointment as a director, and immediately following each annual meeting of stockholders, each non-employee director is automatically granted an option to purchase 30,000 shares which vests in one year. At October 28, 2006, 1,380,000 shares were available for grant under the Director Plan. Stock options granted under the Director Plan generally expire ten years from the date of grant and vest over one to three years.

Stock option activity under all of the Company’s stock plans since July 31, 2005 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at July 31, 2005	26,685,695	$6.98	6.6

Options granted	793,750	4.30
Options exercised	(2,855,475)	3.35
Options canceled	(3,442,122)	11.20

Outstanding at July 31, 2006	21,181,848	$6.68	5.8

Options assumed	950,869	2.58
Options granted	565,000	3.59
Options exercised	(761,952)	2.10
Options canceled	(1,093,391)	5.51

Outstanding at October 28, 2006	20,842,374	$6.64	5.7

Options exercisable at end of period	20,842,374

Weighted average fair value of options granted	$2.18

The following table summarizes information about stock options outstanding at October 28, 2006:

	Stock Options Outstanding			Stock Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Vested	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.11 - $ 3.37	6,212,016	5.1	$2.95	$4,907,493	5,869,316	$2.96	$4,578,066
$ 3.40 - $ 4.86	7,401,919	7.2	$3.89	—	4,845,766	$3.92	—
$ 4.87 - $ 4.87	20,000	9.4	$4.87	—	—	—	—
$ 4.89 - $ 4.89	3,973,666	5.2	$4.89	—	3,973,666	$4.89	—
$ 4.91 - $ 154.00	3,234,773	3.8	$22.17	—	3,192,373	$22.40	—

$ 0.11 - $ 154.00	20,842,374	5.7	$6.64	$4,907,493	17,881,121	$7.12	$4,578,066

The aggregate intrinsic value of outstanding options as of October 28, 2006 was $4.9 million, of which $4.6 million were vested. The intrinsic value of options exercised during the three months ended October 28, 2006 was $1.2 million.

As of October 28, 2006, there was $6.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Restricted stock may be issued to employees, officers, directors, consultants, and other advisors. Shares acquired pursuant to a restricted stock agreement are subject to a right of repurchase by the Company which lapses as the restricted stock vests. In the event of termination of services, the Company has the right to repurchase unvested shares at the original issuance price. The vesting period is generally four to five years. The Company issued no shares of restricted stock during the three months ended October 28, 2006.

The following table summarizes the status of the Company’s nonvested restricted shares since July 31, 2006:

	Number of Shares	Weighted Average Fair Value
Nonvested at July 31, 2006	165	$7.54
Granted	—	—
Vested	(158)	7.54
Forfeited	—	—

Nonvested at October 28, 2006	7	$7.54

As of October 28, 2006, there were 7 restricted shares subject to repurchase by the Company. The total fair value of restricted shares vested during the three months ended October 28, 2006 was approximately one thousand dollars.

5. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period less unvested restricted stock. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period, if dilutive. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of share-based compensation required under SFAS 123R.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	October 28, 2006	October 29, 2005
Numerator:
Net income (loss)	$(17,151)	$6,854

Denominator:
Weighted-average shares of common stock outstanding	279,342	276,273
Weighted-average shares subject to repurchase	—	—

Shares used in per-share calculation – basic	279,342	276,273

Weighted-average shares of common stock outstanding	279,342	276,273
Weighted common stock equivalents	—	2,860

Shares used in per-share calculation – diluted	279,342	279,133

Net income (loss) per share:
Basic	$(0.06)	$0.02

Diluted	$(0.06)	$0.02

Anti-dilutive employee stock options to purchase 11.5 million and 16.6 million shares of common stock have not been included in the computation of diluted net income (loss) per share for the three months ended October 28, 2006 and October 29, 2005, respectively, because the options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

6. Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of October 28, 2006 and July 31, 2006, investments consisted of (in thousands):

October 28, 2006:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Government securities	$658,976	$164	$(666)	$658,474

Total	$658,976	$164	$(666)	$658,474

July 31, 2006:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Government securities	$816,490	$65	$(1,238)	$815,317

Total	$816,490	$65	$(1,238)	$815,317

7. Inventories

Inventories consisted of the following (in thousands):

	October 28, 2006	July 31, 2006
Raw materials	$3,263	$1,438
Work in process	3,428	1,848
Finished goods	10,778	2,727

Total	$17,469	$6,013

8. Comprehensive Income (Loss)

The components of comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended
	October 28, 2006	October 29, 2005
Net income (loss)	$(17,151)	$6,854
Unrealized gain on investments, net of tax of $20 for the three months ended October 29, 2005	669	638

Comprehensive income (loss)	$(16,482)	$7,492

9. Restructuring Charges and Related Asset Impairments

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

In the first quarter of fiscal 2007, the Company carried out certain restructuring activities in connection with the ERI acquisition which included certain reductions in staffing and the elimination of a facility in Michigan (the “first quarter fiscal 2007 restructuring”). The cost associated with these actions is being charged to the cost of the acquisition and a corresponding liability of $1.8 million is included in the restructuring reserve. The company expects to finalize its restructuring plans related to the ERI acquisition no later than one year from the date of acquisition.

As of October 28, 2006, the future restructuring cash payments for the fiscal 2001, the first quarter fiscal 2002, the fourth quarter fiscal 2002, the third quarter fiscal 2005 and the first quarter fiscal 2007 restructuring programs of $3.3 million consist primarily of workforce reduction costs, facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and potential legal matters. The restructuring charges and related asset impairments recorded in the fiscal 2001, the first quarter fiscal 2002, the fourth quarter fiscal 2002, the third quarter fiscal 2005 and the first quarter fiscal 2007 restructuring programs, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2006	Additions	Payments	Accrual Balance at October 28, 2006
Workforce reduction	$20,438	$1,816	$16,857	$1,739	$26	$1,598	$44	$1,580
Facility consolidations and certain other costs	62,028	9,795	44,010	5,969	2,254	226	719	1,761
Inventory and asset write-downs	315,373	210,149	94,420	10,804	—	—	—	—
Losses on investments	24,845	24,845	—	—	—	—	—	—

Total	$422,684	$246,605	$155,287	$18,512	$2,280	$1,824	$763	$3,341

10. Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after July 1, 2008 and as a result, are effective for the Company in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact of the SFAS 157 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The Company applied the provisions of SAB 108 beginning in the first quarter of fiscal 2007 and there was no impact to the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and as a result, is effective for the Company in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact of SFAS 159 on its consolidated financial statements.

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

On May 31, 2006, a purported shareholder derivative action, captioned Weisler v. Barrows (“Weisler”), was filed in the United States District Court for the District of Delaware (the “Delaware Court”), on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers (as amended on October 4, 2006). The plaintiff derivatively claims, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934, Section 304 of the Sarbanes-Oxley Act of 2002, and breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices. The plaintiff seeks unspecified damages, profits, the return of compensation paid by the Company, an injunction and costs and attorneys’ fees. Substantially similar actions, captioned Vanpraet v. Deshpande (“Vanpraet”) and Patel v. Deshpande (“Patel”), were filed in the United States District Court for the District of Massachusetts on June 28, 2006 and July 13, 2006, respectively (the “Massachusetts Court”), and Ariel v. Barrows (“Ariel”) was filed on July 21, 2006 in the United States District Court for the Eastern District of New York (the “New York Court”). None of the plaintiffs made presuit demand on the Company’s Board of Directors prior to filing suit. By Memorandum and Order dated November 6, 2006, the Delaware Court transferred Weisler to the District of Massachusetts. By stipulation of the parties, on November 21, 2006, the New York Court transferred Ariel to the District of Massachusetts. By margin order dated May 24, 2007, the Massachusetts Court consolidated Weisler, Vanpraet, Patel and Ariel (the “Federal Action”). On July 2, 2007, plaintiffs filed a motion to stay proceedings pending review of a purported shareholder demand on the Board of Directors made by them dated the same day (the “Demand”). The Demand generally alleges that certain officers and directors breached their fiduciary duty in connection with the Company’s historical stock option granting practices. The Demand generally requests that the Board of Directors take action on the Company’s behalf to recover compensation and profits from certain of the Company’s current and former officers and directors, and pursue other such equitable relief, damages, and other remedies as may be appropriate. As required by applicable law, our Board of Directors is currently considering the Demand and will respond in a time and manner consistent with Delaware law. The Federal Action does not seek affirmative relief from the Company.

On June 9, 2006, a purported shareholder derivative action, captioned DeSimone v. Barrows (“DeSimone”), was filed in the Court of Chancery for the State of Delaware, in New Castle County (the “Chancery Court”), on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers (as amended on August 21, 2006). The plaintiff derivatively claimed, among other things, breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices. The plaintiff sought unspecified damages, profits, and the return of compensation paid by the Company, an injunction and costs and attorneys’ fees. The plaintiff did not make presuit demand on the Company’s Board of Directors prior to filing suit. On September 5, 2006, all defendants filed motions to dismiss, which were fully briefed by February 20, 2007. On March 9, 2007, the Chancery Court heard oral argument on the motions to dismiss and, after argument, took the matter under advisement. The purported derivative action did not seek affirmative relief from the Company. On June 7, 2007, the Chancery Court granted the defendant’s motion to dismiss.

On September 19, 2006, an additional purported shareholder derivative action, captioned McMahon v. Smith, was filed in the Middlesex Superior Court for the Commonwealth of Massachusetts, on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers. The plaintiff derivatively claims, among other things, breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices, and also that certain defendants misappropriated confidential Company information for personal profit by selling Company stock while in possession of material, non-public information. The plaintiff seeks unspecified damages, profits, an injunction and costs and attorneys’ fees. The plaintiff did not make presuit demand on the Company’s Board of Directors prior to filing suit. On February 16, 2007, the court granted the parties’ joint motion seeking a temporary stay of proceedings. On June 7, 2007, the Court granted the parties’ joint motion to stay the proceedings pending the Chancery Court’s ruling on the motions to dismiss in DeSimone. An amended complaint was filed on July 16, 2007. The defendants’ response to the amended complaint is due to be filed on or before August 15, 2007. The purported derivative action does not seek affirmative relief from the Company.

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

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation assumed under that guarantee. As of October 28, 2006, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations, indemnifications for intellectual property infringement claims and indemnifications for officers and directors.

In the normal course of business, the Company may also agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements at October 28, 2006 and July 31, 2006 as the Company believes the fair value is not material.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have directors and officers insurance coverage that reduces our exposure and may enable us to recover a portion of any future amounts paid. The Company has incurred expenses under these agreements of $0.7 million and $0.4 million for the three months ended October 28, 2006 and October 29, 2005, respectively on behalf of eligible persons for legal fees incurred by them in connection with the stock option investigations, the resulting restatement of previously issued financial statements and the subsequent inquiry by the SEC and DOJ of information and documentation related thereto. Due to the Company’s inability to estimate its liabilities in connection with these agreements, the Company has not recorded a liability for these agreements at October 28, 2006 and July 31, 2006. The Company maintains insurance policies whereby certain payments may be recoverable subject to the terms and conditions provided in such policies.

Warranty Liability

The Company records a warranty liability for parts and labor on its products at the time revenue is recognized. Warranty periods are generally three years from date of shipment. The estimate of the warranty liability is based primarily on the Company’s historical experience in product failure rates and the expected material costs to provide warranty services.

The following table summarizes the activity related to product warranty liability (in thousands):

	Three Months Ended
	October 28, 2006	October 29, 2005
Beginning balance	$1,136	$1,654
Accruals for warranties during the period	619	408
Settlements	(217)	(9)
Adjustments	214	(571)

Ending balance	$1,752	$1,482

12. Subsequent Event

On June 29, 2007, the Company announced a workforce realignment that will include a reduction of 46 employees which represents approximately 10 percent of Sycamore’s total workforce. These actions are designed to better align development and operational resources with future growth opportunities, further improve operational efficiencies, and capitalize on additional acquisition synergies. As a result of these actions, the Company expects to incur restructuring charges and asset impairment charges in the range of $4.0 million to $7.0 million, with approximately $1.5M and $2.0M in the Company’s fourth quarter of fiscal 2007 and first quarter of fiscal 2008, respectively. The charges relate to termination benefits for terminated employees and facility related costs associated with our Moorestown, New Jersey location.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, we wish to caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including, without limitation, those risks and uncertainties discussed under the heading “Factors That May Affect Future Results” contained in our Annual Report on Form 10-K for fiscal year ended July 31, 2006. The information discussed in this report should be read in conjunction with our Annual Report on Form 10-K and other reports we file from time to time with the Securities and Exchange Commission (the “SEC”). We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the SEC. These reports, any amendments to these reports, proxy and information statements and certain other documents we file with the SEC are available through SEC’s website at www.sec.gov or free of charge on our website as soon as reasonably practicable after we file the documents with the SEC. The public may also read and copy these reports and any other materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Executive Summary

Sycamore develops and markets intelligent networking solutions for fixed line and mobile network operators worldwide. Sycamore also offers services such as installation, maintenance, technical assistance, and customer training. Our current and prospective customers include Tier 1 service providers, government agencies and utility companies. We believe that our products enable network operators to lower overall network costs, increase operational efficiencies, and rapidly deploy new revenue–generating services. On September 6, 2006, we completed the acquisition of Eastern Research, Inc. (“ERI”), an innovative provider of network access solutions which contributed approximately $5.8 million in product revenue for the first quarter of fiscal 2007. We believe that the addition of ERI’s products, technology and workforce will help us broaden our customer relationships, expand the markets we serve and leverage our core strengths to offer a more comprehensive suite of solutions optimized for emerging broadband networks.

Revenue for the first quarter of fiscal 2007 increased 28% to $34.8 million year over year. Net loss was $17.2 million for the three months ended October 28, 2006, compared to net income of $6.9 million for the same period ended October 29, 2005. The net loss for the first quarter of fiscal 2007 includes acquisition related charges of $12.4 million for in-process research and development and asset impairment of $6.6 million.

As we remain focused on improvements in our business, our management and Board will continue to consider further strategic options that may serve to maximize shareholder value. These options include, but are not limited to acquiring or making strategic investments in companies with either complementary technologies or in adjacent market segments to add complementary products and services, expand the markets we serve and diversify our customer base.

Our total cash, cash equivalents and investments were $907.5 million at October 28, 2006. Included in this amount were cash and cash equivalents of $249.0 million. We intend to fund our operations, including fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments. We believe that, based on our business plans and current conditions, our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for the next twelve months. We also believe that our current cash, cash equivalents and investments will enable us to pursue the strategic alternatives discussed above.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those relating to revenue recognition, allowance for doubtful accounts, warranty obligations, inventory allowance, litigation and other contingencies, intangible assets and goodwill and share-based compensation expense. Estimates are based on our historical experience and other assumptions that we consider reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe that the following critical accounting policies affect the most significant judgments, assumptions and estimates we use in preparing our consolidated financial statements. Changes in these estimates can affect materially the amount of our reported net income or loss.

Revenue Recognition

Sycamore Networks recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenue for maintenance services is generally deferred and recognized ratably over the period during which the services are to be performed.

Some of Sycamore’s communications networking equipment is integrated with software that is essential to the functionality of the equipment. In some cases, Sycamore provides unspecified software upgrades and enhancements related to the equipment through maintenance contracts for these products. For transactions involving the sale of software, revenue is recognized in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”). SOP 97-2 includes criteria similar to SAB 104; however, collectibility must be probable rather than reasonably assured, including deferral of revenue recognition in instances where vendor specific objective evidence for undelivered elements is not determinable.

For arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets, except as otherwise covered by SOP 97-2, the determination as to how the arrangement consideration should be measured and allocated to the separate deliverables of the arrangement is determined in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately. If fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) the undelivered element is delivered or (ii) fair value of the undelivered element exists, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

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

Inventory Allowance

We continuously monitor inventory balances and record inventory allowances for any excess of the cost of the inventory over its estimated market value, based on assumptions about future demand, manufacturing quantities and market conditions. While such assumptions may change from period to period, we measure the net realizable value of inventories using the best information available as of the balance sheet date. If actual market conditions are less favorable than those projected, or we experience a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, additional inventory allowances may be required. Once we have written down inventory to its estimated net realizable value, we cannot increase its carrying value due to subsequent changes in demand forecasts. Accordingly, if inventory previously written down to its net realizable value is subsequently sold, we may realize improved gross profit margins on these transactions.

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

Intangible Assets and Goodwill

Intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful life. The Company evaluates goodwill and intangible assets for impairment annually and when events occur or circumstances change that may reduce the value of the asset below its carrying amount using forecasts of discounted future cash flows. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Goodwill and intangible assets totaled $20.3 million and $25.4 million, respectively, at October 28, 2006. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in the Company’s analysis could materially affect projected cash flows and the Company’s evaluation of goodwill for impairment. Should the fair value of the Company’s goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

Share-Based Compensation Expense

The Company accounts for share-based compensation expense in accordance with SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We have estimated the fair value of share-based payment awards on the date of grant using the Black Scholes pricing model, which is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rate and expected dividends. We are also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

Results of Operations

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Three Months Ended
	October 28, 2006	October 29, 2005	Variance in Dollars	Variance in Percent
Revenue
Product	$30,326	$22,033	$8,293	38%
Service	4,496	5,265	(769)	(15)%

Total revenue	$34,822	$27,298	$7,524	28%

Total revenue increased for the three months ended October 28, 2006 compared to the same period ended October 29, 2005. Product revenue consists primarily of sales of our optical switching products and for the quarter ended October 28, 2006 includes approximately $5.8 million of revenue from our newly acquired network access products. Product revenue increased for the three months ended October 28, 2006 compared to the same period ended October 29, 2005, primarily due to the revenue contribution from our newly acquired access products and a higher level of orders from our existing customers to increase the capacity of their networks. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue decreased for the three months ended October 28, 2006 compared to the same period ended October 29, 2005, primarily due to a lower level of installation services partially offset by the service revenue from our newly acquired access products.

For the first quarter of fiscal 2007, we had three customers who contributed 10% or more of our total revenue and international revenue represented 36% of our total revenue. We expect future revenue will continue to be highly concentrated in a relatively small number of customers. Customer deployments in any given quarter may cause shifts in the percentage mix of domestic and international revenue. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially and adversely affect our business, financial condition and results of operations.

Gross profit

The following table presents gross profit for product and services (in thousands, except percentages):

	Three Months Ended
	October 28, 2006	October 29, 2005
Gross profit:
Product	$11,440	$11,413
Service	2,562	2,621

Total	$14,002	$14,034

Gross profit:
Product	38%	52%
Service	57%	50%

Total	40%	51%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services and other fixed manufacturing costs. Product gross profit decreased for the three months ended October 28, 2006 compared to the same period ended October 29, 2005. The decrease was primarily due to unfavorable product and customer mix as well as a charge of $1.1 million related to OX8000 inventory commitments, partially offset by higher margins from our newly acquired network access business. In the future, we believe that product gross profit may fluctuate due to pricing pressures resulting from intense competition in our industry as well as the enhanced negotiating leverage of certain larger customers. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, shipment volume, overhead absorption, sales discounts, increases in labor costs, excess inventory and obsolescence charges, increases in component pricing or other material costs, the introduction of new products or the entry into new markets with different pricing and cost structures.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit increased for the three months ended October 28, 2006 compared to the same period ended October 29, 2005. The increase was primarily due to increased maintenance revenues. As most of our service cost of revenue is fixed, increases or decreases in revenue will have a significant impact on service gross profit. Service gross profit may be affected in future periods by various factors including, but not limited to, the change in mix between technical support services and advanced services, competitive and economic pricing pressures, the enhanced negotiating leverage of certain larger customers, and maintenance renewals and timing of renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended
	October 28, 2006	October 29, 2005	Variance in Dollars	Variance in Percent
Research and development	$9,641	$8,338	$1,303	16%
Sales and marketing	6,353	2,879	3,474	121%
General and administrative	7,634	3,174	4,460	141%
In-process research and development	12,400	—	12,400	—
Asset impairment	6,555	—	6,555	—

Total operating expenses	$42,583	$14,391	$28,192	196%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses increased for the three months ended October 28, 2006 compared to the same period ended October 29, 2005. The increase was primarily due to the acquisition of ERI which contributed additional research and development expenses, partially offset by lower personnel-related expenses. We continue to focus our research and development investments on features and functionality targeted at existing and prospective customer requirements.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, customer evaluation inventory and other sales and marketing support expenses. Sales and marketing expenses increased for the three months ended October 28, 2006 compared to the same period ended October 29, 2005. The increase was primarily due to the acquisition of ERI which contributed additional sales and marketing expenses and the costs associated with an employment agreement between the Company and the Company’s former Vice President of Worldwide Sales and Support and a resulting charge arising from the modification of his stock option agreement. Within our existing spend levels, we continue to reallocate sales and marketing resources to those geographic regions where we see the most attractive opportunities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate purposes. General and administrative expenses increased for the three months ended October 28, 2006 compared to the same period ended October 29, 2005. The increase was primarily due to costs associated with the stock option investigation and the acquisition of ERI which contributed additional general and administrative expenses. The Company recorded approximately $4.2 million and $1.0 million associated with the stock option investigations in the three months ended October 28, 2006 and October 29, 2005, respectively.

In-process Research and Development

In the three months ended October 28, 2006, we recorded in-process research and development expense of $12.4 million relating to the acquisition of ERI. This amount was charged to expense because technological feasibility had not been established and no future alternative uses for the technology existed at the time of acquisition. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. See Note 3 to the Consolidated Financial Statements for additional information related to the ERI acquisition.

Asset Impairment

The Company evaluates goodwill and intangible assets for impairment annually and when events occur or circumstances change that may reduce the value of the asset below its carrying amount using forecasts of discounted future cash flows. In October 2006, the Company decided to discontinue the development of ERI’s OX8000 product. This product was in the development stage on the date of acquisition and accordingly the value associated with this product was recorded as in-process research and development and expensed on the date of the acquisition. As a result of the Company’s decision to discontinue the OX8000 product, we recorded an asset impairment charge of $6.6 million in the three months ended October 28, 2006. The charge related to certain assets associated with the OX8000 product, specifically customer relationships and other related assets. In addition, the Company recorded a charge of $1.1 million related to OX8000 inventory commitments in cost of product revenue. See Note 3 to the Consolidated Financial Statements for additional information related to the ERI acquisition.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Three Months Ended
	October 28, 2006	October 29, 2005	Variance in Dollars	Variance In Percent
Interest and other income, net	$11,553	$7,430	$4,123	55%

Interest and other income, net increased for the three months ended October 28, 2006 compared to the same period ended October 29, 2005. The increase was primarily due to higher interest rates.

Income Tax Expense

During the three months ended October 28, 2006, the U.S. taxable income was offset by U.S. net operating loss carryforwards. The provision for income taxes for the three months ended October 28, 2006 consists of U.S. Alternative Minimum Taxes, state minimum taxes and foreign income taxes in profitable jurisdictions. The Company did not record a deferred tax benefit from the net operating loss incurred in the three months ended October 28, 2006.

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

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $907.5 million at October 28, 2006. Included in this amount were cash and cash equivalents of $249.0 million, compared to $169.8 million at July 31, 2006. The increase in cash and cash equivalents for the three months ended October 28, 2006 was attributable to cash provided by investing activities of $73.0 million, cash provided by operating activities of $4.6 million, and cash provided by financing activities of $1.6 million.

Net cash provided by investing activities was $72.9 million for the three months ended October 28, 2006 and consisted primarily of net maturities of investments of $157.5 offset by cash used for the ERI acquisition of approximately $82.3 million and to a lesser extent purchases of property and equipment of $2.3 million.

Net cash generated by operating activities was $4.6 million for the three months ended October 28, 2006. Net loss for the three months ended October 28, 2006 was $17.2 million and included significant non-cash charges including in-process research and development of $12.4 million, an asset impairment charge of $6.6 million, share-based compensation of $2.4 million and depreciation and amortization of $2.2 million. Accounts receivable increased to $33.5 million at October 28, 2006 from $14.1 million at July 31, 2006. The increase was primarily due to the addition of accounts receivable related to ERI. Our accounts receivable and days sales outstanding are impacted primarily by the timing of shipments, collections performance and timing of support contract renewals. Inventory levels increased to $17.5 million at October 28, 2006 from $6.0 million at July 31, 2006. The increase was primarily due to the addition of inventory related to ERI. Deferred revenue increased to $11.0 million at October 28, 2006 from $9.5 million at July 31, 2006. The change in deferred revenue is due to the timing of maintenance contract renewals and the ongoing amortization of deferred maintenance revenue. Accounts payable increased to $14.5 million from $5.7 million at July 31, 2006. Accrued expenses and other current liabilities increased to $31.5 million at October 28, 2006 from $24.9 million at July 31, 2006.

Net cash provided by financing activities was $1.6 million for the three months ended October 28, 2006 and consisted of proceeds from employee stock plan activity.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $907.5 million at October 28, 2006. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities. At October 28, 2006, $528.0 million of investments with maturities of less than one year were classified as short-term investments. Based on our current expectations, we anticipate that some portion of our existing cash and cash equivalents and investments may be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At October 28, 2006, more than 75% of our accounts receivable balance was attributable to four of our customers. As of October 28, 2006, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. We currently intend to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments.

As of October 28, 2006, the future restructuring cash payments of $3.3 million consist primarily of workforce reduction costs, facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and potential legal matters.

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

At October 28, 2006, our future obligations, which consist of contractual commitments for operating leases and inventory and other purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating leases	$15,621	$3,290	$5,940	$3,552	$2,839
Inventory and other purchase commitments	16,360	16,307	53	—	—

Total	$31,981	$19,597	$5,993	$3,552	$2,839

Payments made under operating leases will be treated as rent expense for the facilities currently being utilized, or as a reduction of the restructuring liability for payments relating to excess facilities. Payments made for inventory purchase commitments will initially be capitalized as inventory, and will then be recorded as cost of revenue as the inventory is sold or otherwise disposed of.

Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after July 1, 2008 and as a result, are effective for the Company in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact of the SFAS 157 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The Company applied the provisions of SAB 108 beginning in the first quarter of fiscal 2007 and there was no impact to the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and as a result, is effective for the Company in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact of SFAS 159 on its consolidated financial statements.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at October 28, 2006, the fair value of the portfolio would decline by approximately $1.3 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business is global, with international revenue representing 67% of total revenue in fiscal 2006, and 36% of revenue in the first quarter of fiscal 2007. We expect that international sales may continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our financial results, although to date the impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 28, 2006. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 31, 2006, a purported shareholder derivative action, captioned Weisler v. Barrows (“Weisler”), was filed in the United States District Court for the District of Delaware (the “Delaware Court”), on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers (as amended on October 4, 2006). The plaintiff derivatively claims, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934, Section 304 of the Sarbanes-Oxley Act of 2002, and breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices. The plaintiff seeks unspecified damages, profits, the return of compensation paid by the Company, an injunction and costs and attorneys’ fees. Substantially similar actions, captioned Vanpraet v. Deshpande (“Vanpraet”) and Patel v. Deshpande (“Patel”), were filed in the United States District Court for the District of Massachusetts on June 28, 2006 and July 13, 2006, respectively (the “Massachusetts Court”), and Ariel v. Barrows (“Ariel”) was filed on July 21, 2006 in the United States District Court for the Eastern District of New York (the “New York Court”). None of the plaintiffs made presuit demand on the Company’s Board of Directors prior to filing suit. By Memorandum and Order dated November 6, 2006, the Delaware Court transferred Weisler to the District of Massachusetts. By stipulation of the parties, on November 21, 2006, the New York Court transferred Ariel to the District of Massachusetts. By margin order dated May 24, 2007, the Massachusetts Court consolidated Weisler, Vanpraet, Patel and Ariel (the “Federal Action”). On July 2, 2007, plaintiffs filed a motion to stay proceedings pending review of a purported shareholder demand on the Board of Directors made by them dated the same day (the “Demand”). The Demand generally alleges that certain officers and directors breached their fiduciary duty in connection with the Company’s historical stock option granting practices. The Demand generally requests that the Board of Directors take action on the Company’s behalf to recover compensation and profits from certain of the Company’s current and former officers and directors, and pursue other such equitable relief, damages, and other remedies as may be appropriate. As required by applicable law, our Board of Directors is currently considering the Demand and will respond in a time and manner consistent with Delaware law. The Federal Action does not seek affirmative relief from the Company.

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

On September 19, 2006, an additional purported shareholder derivative action, captioned McMahon v. Smith, was filed in the Middlesex Superior Court for the Commonwealth of Massachusetts, on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers. The plaintiff derivatively claims, among other things, breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices, and also that certain defendants misappropriated confidential Company information for personal profit by selling Company stock while in possession of material, non-public information. The plaintiff seeks unspecified damages, profits, an injunction and costs and attorneys’ fees. The plaintiff did not make presuit demand on the Company’s Board of Directors prior to filing suit. On February 16, 2007, the court granted the parties’ joint motion seeking a temporary stay of proceedings. On June 7, 2007, the Court granted the parties’ joint motion to stay the proceedings pending the Chancery Court’s ruling on the motions to dismiss in DeSimone. An amended complaint was filed on July 16, 2007. The defendants’ response to the amended complaint is due to be filed on or before August 15, 2007. The purported derivative action does not seek affirmative relief from the Company.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006, as filed with the SEC on June 21, 2007. There have been no material changes to our risk factors from those previously disclosed in our Form 10-K. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Item 6. Exhibits

Exhibits:

(a) List of Exhibits

Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated April 12, 2006 and amended and restated as of August 3, 2006, by and among Sycamore Networks, Inc., Bach Group LLC, Allen Organ Company, MusicCo, LLC, LandCo Real Estate, LLC, AOC Acquisition, Inc. and the Representative of the Holders of Capital Stock of Allen Organ Company (5)

2.2	Contribution and Purchase Agreement, dated April 12, 2006, by and among Allen Organ Company, MusicCo, LLC, LandCo Real Estate, LLC, and AOC Acquisition, Inc. (4)

2.3	Escrow Agreement, dated April 12, 2006 and amended and restated as of August 3, 2006, by and among Sycamore Networks, Inc., Steven A. Markowitz as agent and attorney-in-fact for the Company Shareholders of Allen Organ Company and Wilmington Trust Company, as escrow agent (5)

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (2)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

*10.1	Transition Agreement and Release between Sycamore Networks, Inc. and Araldo Menegon dated September 6, 2006 (6)

*10.2	Letter Agreement between Sycamore Networks, Inc. and John B. Scully dated September 6, 2006 (6)

*10.3	Eastern Research, Inc. Stock Option Plan (6)

10.4	First Amendment to Lease between Sycamore Networks, Inc. and Lakn Marlton Associates, LLC dated February 14, 2006 (6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.

(4)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2006.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2006.
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 21, 2007.
*	Denotes a management contract or compensatory plan or arrangement.

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

Dated: July 19, 2007