Form 10-Q
period 2007-01-27
SYCAMORE NETWORKS INC
filed 2007-07-19
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 27, 2007

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

Sycamore Networks, Inc.

Part I. Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	January 27, 2007	July 31, 2006
Assets
Current assets:
Cash and cash equivalents	$274,491	$169,820
Short-term investments	584,086	674,518
Accounts receivable, net of allowance for doubtful accounts of $4,208 and $4,132 at January 27, 2007 and July 31, 2006, respectively	17,348	14,090
Inventories	17,032	6,013
Prepaids and other current assets	4,054	4,184

Total current assets	897,011	868,625

Property and equipment, net	18,262	7,824
Long-term investments	56,325	140,799
Purchased intangibles, net	24,193	—
Goodwill	20,334	—
Other assets	786	804

Total assets	$1,016,911	$1,018,052

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,191	$5,695
Accrued compensation	1,845	1,362
Accrued warranty	2,260	1,136
Accrued expenses	6,515	3,788
Accrued restructuring costs	1,709	2,280
Reserve for contingencies	16,879	16,974
Deferred revenue	6,927	6,918
Other current liabilities	2,453	1,614

Total current liabilities	41,779	39,767

Other long term liabilities	1,721	—
Long term deferred revenue	4,173	2,579

Total liabilities	47,673	42,346

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 2,500,000 shares authorized; 279,664 and 278,902 shares issued and outstanding at January 27, 2007 and July 31, 2006, respectively	280	279
Additional paid-in capital	2,017,777	2,011,147
Accumulated deficit	(1,048,266)	(1,034,464)
Accumulated other comprehensive loss	(553)	(1,256)

Total stockholders’ equity	969,238	975,706

Total liabilities and stockholders’ equity	$1,016,911	$1,018,052

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Revenue:
Product	$33,295	$15,128	$63,621	$37,161
Service	6,351	5,707	10,847	10,972

Total revenue	39,646	20,835	74,468	48,133

Cost of revenue:
Product	20,882	8,282	39,768	18,902
Service	2,744	2,447	4,678	5,091

Total cost of revenue.	23,626	10,729	44,446	23,993

Gross profit	16,020	10,106	30,022	24,140

Operating expenses:
Research and development	11,498	7,888	21,139	16,226
Sales and marketing	5,578	2,652	11,931	5,531
General and administrative	7,053	2,425	14,687	5,599
In-process research and development	—	—	12,400	—
Asset impairment	—	—	6,555	—
Litigation settlement	—	750	—	750

Total operating expenses	24,129	13,715	66,712	28,106

Loss from operations	(8,109)	(3,609)	(36,690)	(3,966)
Interest and other income, net	11,536	8,726	23,089	16,156

Income (loss) before income taxes	3,427	5,117	(13,601)	12,190
Income tax expense	78	111	201	330

Net income (loss)	$3,349	$5,006	$(13,802)	$11,860

Net income (loss) per share:
Basic	$0.01	$0.02	$(0.05)	$0.04
Diluted	$0.01	$0.02	$(0.05)	$0.04

Weighted average shares outstanding:
Basic	279,664	277,435	279,503	276,854
Diluted	282,114	281,036	279,503	280,084

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	January 27, 2007	January 28, 2006
Cash flows from operating activities:
Net income (loss)	$(13,802)	$11,860
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,045	1,739
Share-based compensation	3,536	2,863
In-process research and development	12,400	—
Asset impairment	6,555	—
Adjustments to provision for excess and obsolete inventory	514	(436)
Loss on disposal of equipment	37	178
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	2,984	(2,106)
Inventories	(499)	1,781
Prepaids and other current assets	(951)	(920)
Deferred revenue	1,155	(4,118)
Accounts payable	(4,963)	(340)
Accrued expenses and other current liabilities	2,826	(4,942)
Accrued restructuring costs	(571)	(1,530)

Net cash provided by operating activities	14,266	4,029

Cash flows from investing activities:
Acquisition of business	(82,265)	—
Purchases of property and equipment	(4,538)	(2,583)
Purchases of investments	(370,452)	(443,317)
Proceeds from maturities and sales of investments	546,061	617,075

Net cash provided by investing activities	88,806	171,175

Cash flows from financing activities:
Proceeds from issuance of common stock	1,599	7,751

Net cash provided by financing activities	1,599	7,751

Net increase in cash and cash equivalents	104,671	182,955
Cash and cash equivalents, beginning of period	169,820	508,281

Cash and cash equivalents, end of period	$274,491	$691,236

Cash paid for income taxes	$416	$5

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

2. Basis of Presentation

The accompanying financial data as of January 27, 2007 and for the three and six months ended January 27, 2007 and January 28, 2006, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 filed with the SEC.

In the opinion of management, all adjustments necessary to present a fair statement of financial position as of January 27, 2007 and results of operations and cash flows for the periods ended January 27, 2007 and January 28, 2006, have been made. The results of operations and cash flows for the period ended January 27, 2007 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

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

The Company allocated the purchase price to tangible assets, liabilities and identifiable intangible assets acquired, as well as, in-process research and development, based on their estimated fair values. In-process research and development of $12.4 million was written-off on the date of the acquisition and relates to the OX800 project which was under development for which technological feasibility had not been established and no future alternative uses for the technology existed at the time of acquisition. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. The excess of the purchase price over the aggregate fair values was recorded as goodwill, which is not deductible for tax purposes. The Company considered a number of factors to determine the purchase price allocation, including engaging a third party valuation firm to independently appraise the fair value of certain assets acquired. Purchased intangibles are amortized on a straight-line basis over their respective estimated useful lives. The total allocation of the purchase price is as follows (in thousands):

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

Amortization expense for intangible assets was $1.2 million and $1.9 million for the three and six months ended January 27, 2007, respectively. Amortization expense for intangible assets is estimated to be approximately $4.7 million for each of the next three years.

In October 2006, the Company decided to discontinue the development of ERI’s OX8000 product. This product was in the development stage on the date of acquisition and, accordingly, the fair value associated with this product was recorded as in-process research and development and expensed on the date of the acquisition. As a result of the Company’s decision to discontinue the OX8000 product, an asset impairment charge of $6.6 million was recorded in the first quarter of fiscal 2007. The charge related to certain intangibles associated with the OX8000 product, specifically customer relationships and other related assets. In addition, the Company recorded a charge of $1.1 million related to OX8000 inventory commitments in cost of product revenue in the first quarter of fiscal 2007.

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

	Three Months Ended		Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Revenue	$39,646	$33,870	$77,841	$78,210
Net income (loss)	$3,349	$500	$(17,902)	$(7,842)
Net income (loss) per share:
Basic	$0.01	$0.00	$(0.06)	$(0.03)
Diluted	$0.01	$0.00	$(0.06)	$(0.03)

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

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Cost of product revenue	$90	$40	$120	$83
Cost of service revenue	47	292	93	572
Research and development	453	511	739	1,136
Sales and marketing	182	251	1,906	493
General and administrative	382	303	678	579

Share-based compensation expense before tax	1,154	1,397	3,536	2,863
Income tax benefit	(26)	(30)	(52)	(75)

Net compensation expense	$1,128	$1,367	$3,484	$2,788

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three and six months ended January 27, 2007 and January 28, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Expected option term (1)	6.5 Years	6.5 Years	6.5 Years	6.5 Years
Expected volatility factor (2)	58%	62%	58%	62%
Risk-free interest rate (3)	4.7%	4.4%	4.7%	4.4%
Expected annual dividend yield	0%	0%	0%	0%

(1)	The option term was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Incentive Plans

The Company currently has four primary stock incentive plans: the 1998 Stock Incentive Plan (the “1998 Plan”), the 1999 Stock Incentive Plan (the “1999 Plan”), the Sirocco 1998 Stock Option Plan (the “Sirocco 1998 Plan”) and the Eastern Research, Inc. Stock Option Plan (the “ERI Plan”). A total of 144,025,050 shares of common stock have been reserved for issuance under these plans. The 1999 Plan is the only one of the four primary plans under which new awards are currently being issued. The total amount of shares that may be issued under the 1999 Plan is the remaining shares to be issued under the 1998 Plan, plus 25,000,000 shares, plus an annual increase equal to the lesser of (i) 18,000,000 shares, (ii) 5% of the outstanding shares on August 1 of each year, or (iii) a lesser number as determined by the Board. The Board of Directors of the Company (the “Board”) voted to not authorize an increase in the number of shares for the 1999 Plan for fiscal year 2006. The plans provide for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors, consultants and advisors of the Company. No participant may receive any award, or combination of awards, for more than 1,500,000 shares in any calendar year. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant; however, options are generally granted at equal to or greater than the fair market value of the common stock on the date of grant. The Board determines the term of each option, the option exercise price, and the vesting terms. Stock options generally expire ten years from the date of grant and vest over three to five years.

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

The Company also has a Non-Employee Director Option Plan (the “Director Plan”) under which a total of 2,220,000 shares of common stock have been reserved for issuance. As of August 1 of each year, the aggregate number of common shares available for the grant of options under the Director Plan is automatically increased by the number of common shares necessary to cause the total number of common shares available for grant to be 1,500,000. Each non-employee director is granted an option to purchase 90,000 shares which vests over three years upon their initial appointment as a director, and immediately following each annual meeting of stockholders, each non-employee director is automatically granted an option to purchase 30,000 shares which vests in one year. At January 27, 2007, 1,380,000 shares were available for grant under the Director Plan. Stock options granted under the Director Plan generally expire ten years from the date of grant and vest over one to three years.

Stock option activity under all of the Company’s stock plans since July 31, 2005 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at July 31, 2005	26,685,695	$6.98	6.6

Options granted	793,750	4.30
Options exercised	(2,855,475)	3.35
Options canceled	(3,442,122)	11.20

Outstanding at July 31, 2006	21,181,848	$6.68	5.8

Options assumed	950,869	2.58
Options granted	565,000	3.59
Options exercised	(761,952)	2.10
Options canceled	(1,197,895)	5.38

Outstanding at January 27, 2007	20,737,870	$6.65	5.4

Options exercisable at end of period	20,737,870

Weighted average fair value of options granted	$2.18

The following table summarizes information about stock options outstanding at January 27, 2007:

Range of Exercise Prices	Stock Options Outstanding			Stock Options Vested
	Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Vested	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.11 - $ 3.37	6,211,896	4.8	$2.95	$5,093,755	5,954,646	$2.95	$4,882,810
$ 3.40 - $ 4.87	7,317,535	7.0	$3.89	—	5,202,240	$3.93	—
$ 4.89 - $ 4.89	3,973,666	4.9	$4.89	—	3,973,666	$4.89	—
$ 4.91 - $ 69.50	2,972,773	3.6	$14.78	—	2,933,048	$14.91	—
$ 81.67 - $ 154.00	262,000	3.2	$106.12	—	262,000	$106.12	—

$ 0.11 - $ 154.00	20,737,870	5.4	$6.65	$5,093,755	18,325,600	$7.04	$4,882,810

The aggregate intrinsic value of outstanding options as of January 27, 2007 was $5.1 million, of which $4.9 million were vested. The intrinsic value of options exercised during the three and six months ended January 27, 2007 was $0 and $1.2 million, respectively.

As of January 27, 2007, there was $5.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Restricted stock may be issued to employees, officers, directors, consultants, and other advisors. Shares acquired pursuant to a restricted stock agreement are subject to a right of repurchase by the Company which lapses as the restricted stock vests. In the event of termination of services, the Company has the right to repurchase unvested shares at the original issuance price. The vesting period is generally four to five years. The Company issued no shares of restricted stock during six months ended January 27, 2007.

The following table summarizes the status of the Company’s nonvested restricted shares since July 31, 2006:

	Number of Shares	Weighted Average Fair Value
Nonvested at July 31, 2006	165	$7.54
Granted	—	—
Vested	(165)	7.54
Forfeited	—	—

Nonvested at January 27, 2007	0	$7.54

As of January 27, 2007, there were no restricted shares subject to repurchase by the Company. The total fair value of restricted shares vested during the six months ended January 27, 2007 was approximately one thousand dollars.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Numerator:
Net income (loss)	$3,349	$5,006	$(13,802)	$11,860

Denominator:
Weighted-average shares of common stock outstanding	279,664	277,435	279,503	276,854
Weighted-average shares subject to repurchase	—	—	—	—

Shares used in per-share calculation – basic	279,664	277,435	279,503	276,854

Weighted-average shares of common stock outstanding	279,664	277,435	279,503	276,854
Weighted common stock equivalents	2,450	3,601	—	3,230

Shares used in per-share calculation – diluted	282,114	281,036	279,503	280,084

Net income (loss) per share:
Basic	$0.01	$0.02	$(0.05)	$0.04

Diluted	$0.01	$0.02	$(0.05)	$0.04

Anti-dilutive employee stock options to purchase 12.7 million, 12.9 million, 10.8 million and 13.3 million shares of common stock have not been included in the computation of diluted net income (loss) per share for the three and six months ended January 27, 2007 and January 28, 2006, respectively, because the options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

6. Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of January 27, 2007 and July 31, 2006, investments consisted of (in thousands):

January 27, 2007:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Government securities	$640,863	$65	$(517)	$640,411

Total	$640,863	$65	$(517)	$640,411

July 31, 2006:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Government securities	$816,490	$65	$(1,238)	$815,317

Total	$816,490	$65	$(1,238)	$815,317

7. Inventories

Inventories consisted of the following (in thousands):

	January 27, 2007	July 31, 2006
Raw materials	$4,214	$1,438
Work in process	2,472	1,848
Finished goods	10,346	2,727

Total	$17,032	$6,013

8. Comprehensive Income (Loss)

The components of comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Net income (loss)	$3,349	$5,006	$(13,802)	$11,860
Unrealized gain on investments, net of taxes of $19 and $39 for the three and six months ended January 28, 2006	34	870	703	1,508

Comprehensive income (loss)	$3,383	$5,876	$(13,099)	$13,368

9. Restructuring Charges and Related Asset Impairments

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

In the first quarter of fiscal 2007, the Company carried out certain restructuring activities in connection with the ERI acquisition which included certain reductions in staffing and the elimination of a facility in Michigan (the “first quarter fiscal 2007 restructuring”). The cost associated with these actions is being charged to the cost of the acquisition and a corresponding liability of $1.8 million was included in the restructuring reserve. The company expects to finalize its restructuring plans related to the ERI acquisition no later than one year from the date of acquisition.

As of January 27, 2007, the future restructuring cash payments for the fiscal 2001, the first quarter fiscal 2002, the fourth quarter fiscal 2002, the third quarter fiscal 2005 and the first quarter fiscal 2007 restructuring programs of $1.7 million consist primarily of workforce reduction costs, facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and potential legal matters. The restructuring charges and related asset impairments recorded in the fiscal 2001, the first quarter fiscal 2002, the fourth quarter fiscal 2002, the third quarter fiscal 2005 and the first quarter fiscal 2007 restructuring programs, and the reserve activity since that time, are summarized as follows (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2006	Additions	Payments	Accrual Balance at January 27, 2007
Workforce reduction	$20,438	$1,816	$16,857	$1,739	$26	$1,598	$953	$671
Facility consolidations and certain other costs	62,028	9,795	44,010	5,969	2,254	226	1,442	1,038
Inventory and asset write-downs	315,373	210,149	94,420	10,804	—	—	—	—
Losses on investments	24,845	24,845	—	—	—	—	—	—

Total	$422,684	$246,605	$155,287	$18,512	$2,280	$1,824	$2,395	$1,709

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

In the normal course of business, the Company may also agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements at January 27, 2007 and July 31, 2006 as the Company believes the fair value is not material.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have directors and officers insurance coverage that reduces our exposure and may enable us to recover a portion of any future amounts paid. The Company has incurred expenses under these agreements of $0.5 million and $1.3 million for the three and six months ended January 27, 2007, respectively on behalf of eligible persons for legal fees incurred by them in connection with the stock option investigations, the resulting restatement of previously issued financial statements and the subsequent inquiry by the SEC and DOJ of information and documentation related thereto. Due to the Company’s inability to estimate its liabilities in connection with these agreements, the Company has not recorded a liability for these agreements at January 27, 2007 and July 31, 2006. The Company maintains insurance policies whereby certain payments may be recoverable subject to the terms and conditions provided in such policies.

Warranty Liability

The Company records a warranty liability for parts and labor on its products at the time revenue is recognized. Warranty periods are generally three years from date of shipment. The estimate of the warranty liability is based primarily on the Company’s historical experience in product failure rates and the expected material costs to provide warranty services.

The following table summarizes the activity related to product warranty liability (in thousands):

	Three Months Ended		Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Beginning balance	$1,752	$1,482	$1,136	$1,654
Accruals for warranties during the period	689	303	1,308	711
Settlements	(181)	(101)	(398)	(110)
Adjustments	—	(286)	214	(857)

Ending balance	$2,260	$1,398	$2,260	$1,398

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

Executive Summary

Sycamore develops and markets intelligent networking solutions for fixed line and mobile network operators worldwide. Sycamore also offers services such as installation, maintenance, technical assistance, and customer training. Our current and prospective customers include Tier 1 service providers, government agencies and utility companies. We believe that our products enable network operators to lower overall network costs, increase operational efficiencies, and rapidly deploy new revenue–generating services. On September 6, 2006, we completed the acquisition of Eastern Research, Inc. (“ERI”), an innovative provider of network access solutions which contributed approximately $9.7 million and $15.5 million in product revenue for the three and six months ended January 27, 2007. We believe that the addition of ERI’s products, technology and workforce will help us broaden our customer relationships, expand the markets we serve and leverage our core strengths to offer a more comprehensive suite of solutions optimized for emerging broadband networks.

Revenue for the three months ended January 27, 2007 increased 90% to $39.6 million year over year. Revenue for the six months ended January 27, 2007 increased 55% to $74.5 million year over year. Net income for the three months ended January 27, 2007 was $3.3 million compared to net income of $5.0 million for the same period ended January 28, 2006. Net loss for the six months ended January 27, 2007 was $13.8 million compared to net income of $11.9 million for the same period ended January 28, 2006. The net loss for the first six months of fiscal 2007 includes acquisition related charges of $12.4 million for in-process research and development and asset impairment of $6.6 million.

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

Our total cash, cash equivalents and investments were $914.9 million at January 27, 2007. Included in this amount were cash and cash equivalents of $274.5 million. We intend to fund our operations, including fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments. We believe that, based on our business plans and current conditions, our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for the next twelve months. We also believe that our current cash, cash equivalents and investments will enable us to pursue the strategic alternatives discussed above.

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

Intangible Assets and Goodwill

Intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful life. The Company evaluates goodwill and intangible assets for impairment annually and when events occur or circumstances change that may reduce the value of the asset below its carrying amount using forecasts of discounted future cash flows. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Goodwill and intangible assets totaled $20.3 million and $24.2 million, respectively, at January 27, 2007. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in the Company’s analysis could materially affect projected cash flows and the Company’s evaluation of goodwill for impairment. Should the fair value of the Company’s goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

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

Results of Operations

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	January 27, 2007	January 28, 2006	Variance in Dollars	Variance in Percent	January 27, 2007	January 28, 2006	Variance in Dollars	Variance in Percent
Revenue
Product	$33,295	$15,128	$18,167	120%	$63,621	$37,161	$26,460	71%
Service	6,351	5,707	644	11%	10,847	10,972	(125)	(1)%

Total revenue	$39,646	$20,835	$18,811	90%	$74,468	$48,133	$26,335	55%

Total revenue increased for the three and six months ended January 27, 2007 compared to the same periods ended January 28, 2006. Our access products, acquired on September 6, 2006 through the acquisition of ERI, contributed approximately $9.7 million and $15.5 million in product revenue for the three and six months ended January 27, 2007. Product revenue consists primarily of sales of our intelligent networking solutions. Product revenue increased for the three and six months ended January 27, 2007 compared to the same periods ended January 28, 2006, primarily due to a higher level of orders from our existing customers to increase the capacity of their networks and the revenue contribution from our newly acquired access products. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue increased for the three months ended January 27, 2007 compared to the same period ended January 28, 2006, primarily due to a higher level of maintenance revenue and the service revenue from our newly acquired access products. Service revenue decreased for the six months ended January 27, 2007 compared to the same period ended January 28, 2006, primarily due to a lower level of installation services partially offset by the service revenue from our newly acquired access products.

For the second quarter of fiscal 2007, we had one customer who contributed 10% or more of our total revenue and international revenue represented 17% of our total revenue. We expect future revenue will continue to be highly concentrated in a relatively small number of customers and that international revenue may represent a significant percentage of future revenue. Customer deployments in any given quarter may cause shifts in the percentage mix of domestic and international revenue. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially and adversely affect our business, financial condition and results of operations.

Gross profit

The following table presents gross profit for product and services (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Gross profit:
Product	$12,413	$6,846	$23,853	$18,259
Service	3,607	3,260	6,169	5,881

Total	$16,020	$10,106	$30,022	$24,140

Gross profit:
Product	37%	45%	37%	49%
Service	57%	57%	57%	54%

Total	40%	49%	40%	50%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services and other fixed manufacturing costs. Product gross profit percentage decreased for the three and six months ended January 27, 2007 compared to the same periods ended January 28, 2006. The decreases were primarily due to unfavorable product and customer mix as well as a charge of $1.1 million related to OX8000 inventory commitments recorded in the first quarter of fiscal 2007, partially offset by higher margins from our newly acquired network access business. In the future, we believe that product gross profit may fluctuate due to pricing pressures resulting from intense competition in our industry as well as the enhanced negotiating leverage of certain larger customers. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, shipment volume, overhead absorption, sales discounts, increases in labor costs, excess inventory and obsolescence charges, increases in component pricing or other material costs, the introduction of new products or the entry into new markets with different pricing and cost structures.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit remained flat for the three months ended January 27, 2007 compared to the same period ended January 28, 2006. Service gross profit increased for the six months ended January 27, 2007 compared to the same period ended January 28, 2006. The increase was primarily due to increased maintenance revenues. As most of our service cost of revenue is fixed, increases or decreases in revenue will have a significant impact on service gross profit. Service gross profit may be affected in future periods by various factors including, but not limited to, the change in mix between technical support services and advanced services, competitive and economic pricing pressures, the enhanced negotiating leverage of certain larger customers, and maintenance renewals and timing of renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	January 27, 2007	January 28, 2006	Variance in Dollars	Variance in Percent	January 27, 2007	January 28, 2006	Variance in Dollars	Variance in Percent
Research and development	$11,498	$7,888	$3,610	46%	$21,139	$16,226	$4,913	30%
Sales and marketing	5,578	2,652	2,926	110%	11,931	5,531	6,400	116%
General and administrative	7,053	2,425	4,628	191%	14,687	5,599	9,088	162%
In-process research and development	—	—	—	—	12,400	—	12,400	—
Asset impairment	—	—	—	—	6,555	—	6,555	—
Litigation settlement	—	750	(750)	(100)%	—	750	(750)	(100)%

Total operating expenses	$24,129	$13,715	$10,414	76%	$66,712	$28,106	$38,606	137%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses increased for the three and six months ended January 27, 2007 compared to the same periods ended January 28, 2006. The increases were primarily due to the acquisition of ERI which contributed additional research and development expenses as well as higher project materials costs. We continue to focus our research and development investments on features and functionality targeted at existing and prospective customer requirements.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, customer evaluation inventory and other sales and marketing support expenses. Sales and marketing expenses increased for the three and six months ended January 27, 2007 compared to the same periods ended January 28, 2006. The increases were primarily due to the acquisition of ERI which contributed additional sales and marketing expenses and the costs associated with an employment agreement between the Company and the Company’s former Vice President of Worldwide Sales and Support and a resulting charge arising from the modification of his stock option agreement which was recorded in the first quarter of fiscal 2007. Within our existing spend levels, we continue to reallocate sales and marketing resources to those geographic regions where we see the most attractive opportunities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate purposes. General and administrative expenses increased for the three and six months ended January 27, 2007 compared to the same periods ended January 28, 2006. The increases were primarily due to costs associated with the stock option investigation and the acquisition of ERI which contributed additional general and administrative expenses. The Company recorded approximately $2.9 million and $7.1 million associated with the stock option investigations in the three and six months ended January 27, 2007, compared to approximately $1.0 million and $1.8 million in the three and six months ended January 28, 2006, respectively.

In-process Research and Development

In the first quarter of fiscal 2007, we recorded in-process research and development expense of $12.4 million relating to the acquisition of ERI. This amount was charged to expense because technological feasibility had not been established and no future alternative uses for the technology existed at the time of acquisition. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. See Note 3 to the Consolidated Financial Statements for additional information related to the ERI acquisition.

Asset Impairment

The Company evaluates goodwill and intangible assets for impairment annually and when events occur or circumstances change that may reduce the value of the asset below its carrying amount using forecasts of discounted future cash flows. In October 2006, the Company decided to discontinue the development of ERI’s OX8000 product. This product was in the development stage on the date of acquisition and accordingly the value associated with this product was recorded as in-process research and development and expensed on the date of the acquisition. As a result of the Company’s decision to discontinue the OX8000 product, we recorded an asset impairment charge of $6.6 million in the first quarter of fiscal 2007. The charge related to certain assets associated with the OX8000 product, specifically customer relationships and other related assets. In addition, the Company recorded a charge of $1.1 million related to OX8000 inventory commitments in cost of product revenue. See Note 3 to the Consolidated Financial Statements for additional information related to the ERI acquisition.

Litigation Settlement

In the second quarter of fiscal 2006, we entered into an Agreement of Settlement and Release to resolve a 2003 lawsuit that had been filed by a component supplier to a company that we acquired. Under the terms of the agreement, the Company paid the supplier $1.0 million and the parties filed a stipulation of dismissal with prejudice in the underlying lawsuit. In the second quarter of fiscal 2006 we recorded $0.8 million as an operating expense with the remaining being charged to our existing reserve for contingencies.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	January 27 2007	January 28, 2006	Variance in Dollars	Variance In Percent	January 27, 2007	January 28, 2006	Variance in Dollars	Variance In Percent
Interest and other income, net	$11,536	$8,726	$2,810	32%	$23,089	$16,156	$6,933	43%

Interest and other income, net increased for the three and six months ended January 27, 2007 compared to the same periods ended January 28, 2006. The increase was primarily due to higher interest rates.

Income Tax Expense

During the three and six months ended January 27, 2007, the U.S. taxable income was offset by U.S. net operating loss carryforwards. The provision for income taxes for the three and six months ended January 27, 2007 consists of U.S. Alternative Minimum Taxes, state minimum taxes and foreign income taxes in profitable jurisdictions. The Company did not record a deferred tax benefit from the net operating losses incurred in the three and six months ended January 27, 2007.

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

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $914.9 million at January 27, 2007. Included in this amount were cash and cash equivalents of $274.5 million, compared to $169.8 million at July 31, 2006. The increase in cash and cash equivalents for the six months ended January 27, 2007 was attributable to cash provided by investing activities of $88.8 million, cash provided by operating activities of $14.3 million and cash provided by financing activities of $1.6 million.

Net cash generated by investing activities was $88.8 million for the six months ended January 27, 2007 and consisted primarily of net maturities of investments of $175.6 million, offset by cash used for the ERI acquisition of $82.3 million and to a lesser extent purchases of property and equipment of $4.5 million.

Net cash generated by operating activities was $14.3 million for the six months ended January 27, 2007. Net loss for the six months ended January 27, 2007 was $13.8 million and included significant non-cash charges including in-process research and development of $12.4 million, an asset impairment charge of $6.6 million, share-based compensation of $3.5 million and depreciation and amortization of $5.0 million. Accounts receivable increased to $17.3 million at January 27, 2007 from $14.1 million at July 31, 2006. Our accounts receivable and days sales outstanding are impacted primarily by the timing of shipments, collections performance and timing of support contract renewals. Inventory levels increased to $17.0 million at January 27, 2007 from $6.0 million at July 31, 2006. The increase was primarily due to the addition of inventory related to ERI. Deferred revenue increased to $11.1 million at January 27, 2007 from $9.5 million at July 31, 2006. The change in deferred revenue is due to the timing of maintenance contract renewals and the ongoing amortization of deferred maintenance revenue. Accounts payable decreased from $5.7 million at July 31, 2006 to $3.2 million at January 27, 2007. Accrued expenses and other current liabilities increased to $29.9 million at January 27, 2007 from $24.9 million at July 31, 2006.

Net cash provided by financing activities was $1.6 million for the six months ended January 27, 2007 and consisted of proceeds from employee stock plan activity.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $914.9 million at January 27, 2007. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits, commercial paper and government securities. At January 27, 2007, $584.1 million of investments with maturities of less than one year were classified as short-term investments. Based on our current expectations, we anticipate that some portion of our existing cash and cash equivalents and investments may be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At January 27, 2007, more than 65% of our accounts receivable balance was attributable to four of our customers. As of January 27, 2007, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. We currently intend to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments.

As of January 27, 2007, the future restructuring cash payments of $1.7 million consist primarily of workforce reduction costs, facility consolidation charges that will be paid over the respective lease terms through fiscal 2007 and potential legal matters.

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

At January 27, 2007, our future obligations, which consist of contractual commitments for operating leases and inventory and other purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating leases	$14,681	$2,881	$5,896	$3,273	$2,631
Inventory and other purchase commitments	19,684	19,684	—	—	—

Total	$34,365	$22,565	$5,896	$3,273	$2,631

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

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at January 27, 2007, the fair value of the portfolio would decline by approximately $1.6 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business is global, with international revenue representing 67% of total revenue in fiscal 2006 and 17% of revenue in the first six months of fiscal 2007. We expect that international sales may continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our financial results, although to date the impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 27, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 27, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibits:

(a) List of Exhibits

Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated April 12, 2006 and amended and restated as of August 3, 2006, by and among Sycamore Networks, Inc., Bach Group LLC, Allen Organ Company, MusicCo, LLC, LandCo Real Estate, LLC, AOC Acquisition, Inc. and the Representative of the Holders of Capital Stock of Allen Organ Company (5)

2.2	Contribution and Purchase Agreement, dated April 12, 2006, by and among Allen Organ Company, MusicCo, LLC, LandCo Real Estate, LLC, and AOC Acquisition, Inc. (4)

2.3	Escrow Agreement, dated April 12, 2006 and amended and restated as of August 3, 2006, by and among Sycamore Networks, Inc., Steven A. Markowitz as agent and attorney-in-fact for the Company Shareholders of Allen Organ Company and Wilmington Trust Company, as escrow agent (5)

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (2)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

*10.4	Amendment Number 1 to the Non-Qualified Stock Option Agreement with Kevin Oye dated April 29, 2002 (6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2006.

(5)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2006.
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 21, 2007.
*	Denotes a management contract or compensatory plan or arrangement.

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