Form 10-K
period 2007-07-31
SYCAMORE NETWORKS INC
filed 2007-09-26
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007

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

220 Mill Road

Chelmsford, Massachusetts 01824

(Address of principal executive office)

(978) 250-2900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
COMMON STOCK $0.001 PAR VALUE	THE NASDAQ STOCK MARKET LLC

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act Check one:

Large Accelerated Filer  ☒                    Accelerated Filer  ☐                    Non-accelerated Filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 27, 2007 was approximately $687,889,310.

As of September 7, 2007 there were 280,350,606 shares outstanding of the Registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

PART III—Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 17, 2007 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) to this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

General

We develop and market intelligent bandwidth management solutions for fixed line and mobile network operators worldwide and provide services associated with such products. Our current and prospective customers include domestic and international wireline and wireless network service providers, utility companies, multiple systems operators (MSOs) and government entities with private fiber networks (collectively referred to as “service providers”). Our comprehensive portfolio of optical switches, multiservice access platforms, and advanced networking software extends across the network, from multiservice access and regional backhaul to the optical core. We believe that our products enable network operators to efficiently and cost-effectively provision and manage multiservice access and optical network capacity to support a wide range of converged services such as voice, video and data.

On September 6, 2006, we acquired Eastern Research, Inc., an innovative provider of network access multiservice switching solutions for fixed-line and mobile network operators worldwide. Eastern Research’s customers include fixed-line service providers, wireless carriers, utility companies, and government agencies. We believe that the addition of Eastern Research’s products, technology and talent positions us to diversify and increase our customer base, expand our addressable markets, and broaden our customer offerings.

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

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission (the “SEC”). These reports, any amendments to these reports, proxy and information statements and certain other documents we file with the SEC are available through the SEC’s website at www.sec.gov or free of charge on our website as soon as reasonably practicable after we file the documents with the SEC. The public may also read and copy these reports and any other materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Industry Background

Industry Trends

The telecommunications industry has undergone periods of significant change since data-centric applications first began to have an impact on service provider infrastructure networks in the mid 1990’s. Following deregulation and privatization in the global telecommunications industry during the late 1990’s, there were many new entrants into the service provider market. Emerging service providers built networks and began competing with incumbent service providers in an effort to accommodate rapid traffic growth and projected growth in demand for bandwidth and telecommunication services. In early 2001, however, due to excess capacity resulting from the over building of the telecommunications infrastructure, service providers began curtailing their capital spending for network build-outs. As a result, there was a slowdown in service provider equipment purchases and a sharp decline in demand for networking equipment. During this time period, numerous service providers failed and sought bankruptcy protection.

Despite the decline in the telecommunications industry discussed above, overall data traffic on service provider networks continued to grow as consumers and businesses increasingly used these networks for applications such as electronic mail, web browsing, electronic commerce, and other voice, video and data services. During the past several years, the communications industry as a whole began to emerge from this period of decline. During this same period, however, consolidation among some of the larger service providers resulted in a trend among these service providers to reduce the number of communications equipment suppliers in their networks. This trend results in concentration of purchasing power, pricing pressure, and competitive leverage for incumbent equipment suppliers.

Today, large and small enterprises, organizations such as government agencies and utility companies, and individuals continue to rely on communication services offered by network operators. These services include voice, private line connections, broadband internet access, text messaging and the like. In response to increased demand for broadband and data services by consumers and businesses, wireline and wireless service providers began to increase capital spending in certain segments of their communication networks. These trends have resulted in increased spending in the access, regional, and core segments of service provider infrastructure networks.

Intelligent Multiservice Access and Optical Networking

Multiservice access and core optical networks are critical components of a high-capacity communications network that enable service providers to create and distribute high-speed bandwidth and services to their customers.

During the past few years, as demand for broadband services and content-rich applications by consumers and businesses increased, wireline and wireless service providers began to gradually increase capital spending in their infrastructure networks, including certain segments of the access and optical network.

We believe that a service provider’s competitive advantage and differentiation comes from its ability to provide bandwidth when and where needed and to create and offer new services quickly and cost-effectively. Given the global competitive landscape within the communications industry, we believe that many service providers will want to optimize their capital expenditures, lower their operating costs and improve the profitability of their next generation, converged voice, video and data services.

Most service providers own and operate traditional high speed communications networks that originally were designed primarily to support voice traffic and point-to-point data traffic with moderate bandwidth demands. These traditional networks impose a number of limitations on a service provider’s ability to offer services which provide a competitive advantage due to the following factors:

•

Networks initially designed for voice traffic. Service providers initially built and operated their networks to transmit voice traffic using specialized equipment and sophisticated operational processes. As a result, these networks cannot easily or cost-effectively accommodate the growing levels of bandwidth and data optimized traffic across the network.

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

•

Expensive to build and operate. Having separate networks to carry different traffic types is capital-intensive and requires the interconnection and management of multiple network devices. These separate devices require substantial space and power, and increase the cost and complexity of network operations.

•

Time consuming, complex service delivery. In existing networks, the delivery of high-speed services is a highly complex, labor-intensive process that requires a highly skilled workforce and can take months to complete.

•

Difficult and expensive network expansion. Adding or changing high-speed services in existing networks is difficult and expensive. As a result, service providers cannot quickly or cost-effectively respond to unplanned changes in their customers’ demand or accommodate rapid increases in data network traffic.

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

The Sycamore Solution

Our comprehensive portfolio of optical switches, multiservice access platforms, and industry-leading networking software extends across the network, from multiservice access and regional backhaul to the optical core. We believe that our products enable network operators to efficiently and cost-effectively provision and manage multiservice access and optical network capacity to support a wide range of converged services such as voice, video and data. We believe that our products reduce service providers’ capital and operating costs, simplify network operations, and provide the foundation for a new generation of dynamic services. Key benefits of our optical switching solutions include:

•

Improved network design. Using our expertise in access and optical networking, network management, data networking, and advanced hardware and software systems design, we develop innovative switching products that lower the costs of building and managing multiservice networks, and optimize the network for the growing level of data traffic.

•

Improved utilization of network capacity. Our switching products exchange real-time information about network traffic to enable better utilization of otherwise idle capacity, improve network efficiencies, and adapt more dynamically to data traffic patterns.

•

Cost-effective solution. Our products replace multiple traditional networking devices with a single, compact switching system which simplifies the network architecture. Our products are designed to reduce initial capital expenditures and ongoing operating costs and simplify the management of network services. In addition, our switching products consolidate multiple networking functions into a single platform, reducing the number of network elements a service provider must deploy and manage.

•

Rapid service delivery. Our products enable service providers to rapidly deliver high-speed services, simplify operational procedures and automate labor-intensive provisioning and network management processes. In some cases the time it takes service providers to deliver revenue-generating services to their customers is decreased from months to nearly real-time.

•

Easy network expansion. Our products enable service providers to easily and cost-effectively increase bandwidth when and where needed. In addition, the ability of our optical switches to communicate real-time information enables the network to quickly respond to rapid increases in data-oriented network traffic.

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

Key elements of our strategy include the following:

•

Target incumbent service providers. We intend to target sales to incumbent service providers. Because incumbent service providers have the largest fiber optic infrastructure, we believe that our optical networking solutions offer them the most cost-effective way to expand and operate their networks and offer new revenue-generating services.

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

•

Expand strategic relationships including resellers. Our sales and marketing efforts involve building and broadening strategic relationships, particularly with resellers, to expand our access to a broader set of customers around the world. We believe that such strategic relationships may address portions of the market, such as the government market or certain international markets, which we cannot reach with our own sales force without a significant investment of time and resources.

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

Sycamore’s Products

Our intelligent bandwidth management solutions form the foundation for some of the world’s most respected fixed line and mobile networks. These products include multiservice cross-connects, multiservice access platforms, access gateways, optical switching platforms, and element/network management and design software.

Optical Switching

Optical switching products enable scalable, high-capacity bandwidth management in regional and core optical networks, with integrated ring and mesh protection options for optimal performance in any network topology.

Optical Switching—SN 16000, SN 16000 SC, and SN 3000 intelligent optical switches share the same optical signaling, routing, and management software across each platform, to support high-density, multiservice aggregation and diverse, resilient protection options from the metro edge to the optical core. Advanced optical networking software and an ASON/GMPLS-compliant control plane simplify provisioning and enhance capacity utilization.

Optical Network Management—Standards-based, network-aware management systems and interfaces ensure seamless integration and interoperability, while enabling flexible bandwidth services. SILVX® empowers comprehensive performance management, in-service scalability, and dynamic service delivery without compromising existing systems.

Optical Network Design & Analysis—SILVX InSight® software offers state-of-the-art ring and mesh network modeling, configuration, emulation, and capacity planning – all fully integrated with SILVX network management.

Multiservice Access

Network access products perform critical bandwidth management functions, such as grooming, access concentration, and circuit provisioning, in a range of transmission network applications.

Multiservice Cross-Connects—Scalable DNX platforms for traffic aggregation and grooming which handle narrowband to broadband switching and transport, and are architected for resiliency and modular growth.

Multiservice Access Platforms—OM optical multiplexers, the IAB-3000 integrated access bank, and the SPS-1000 signaling process system add cost-effective flexibility and capability to access networks and support voice and data integration at end-user sites, next-gen Ethernet-over-SONET/SDH transport and telemetry applications.

Access Gateways—Deployed at mobile cell sites, DNX-1u access gateways optimize RAN backhaul transport, with integrated telemetry and remote IP management features to improve site visibility and control.

Network Management—ENvision Plus network management software provides sophisticated provisioning, path protection, and disaster recovery.

Services. We offer complete engineering, furnishing, installation and testing services as well as comprehensive customer support and maintenance from multiple locations worldwide.

Customers

Our current and prospective customers include domestic and international wireline and wireless network service providers, utility companies, multiservice operators (MSOs) and government entities with private fiber networks (collectively referred to as “service providers”). We expect that our revenue will continue to be highly concentrated in a relatively small number of customers.

During the year ended July 31, 2007, two customers, Sprint Corporation and Vodafone Group PLC accounted for 53% and 16% of our revenue, respectively. During the year ended July 31, 2006, three customers, Vodafone Group PLC, Sprint Corporation and Siemens accounted for 43%, 26% and 19% of our revenue, respectively. During the year ended July 31, 2005, four customers, Vodafone Group PLC, Sprint Government Systems Division (as a reseller to the federal government), Sprint Corporation and NTT Communications accounted for 36%, 24%, 12% and 11% of our revenue, respectively. International revenue was 27% of total revenue during the year ended July 31, 2007, compared to 67% during the year ended July 31, 2006, and 63% during the year ended July 31, 2005. See “Concentrations and Significant Customer Information” and “Segment Information” in Note 2 to “Notes to Consolidated Financial Statements” and Item 1A. “Risk Factors” for additional details.

Our contracts with customers typically include the purchase of our hardware products, right to use fees, the license of our SILVX and Envision Plus network management system, and in some cases, maintenance and support services. These contracts include terms and conditions, including payment, delivery and termination that we believe are customary and standard in our industry. None of our customers are contractually committed to purchase any minimum quantities of products from us and orders are generally cancelable prior to shipment. In addition, the federal government may terminate their contracts with any party at any time. As a result, we do not disclose our order backlog, since we believe that our order backlog at any particular date is not necessarily indicative of actual revenue for any future period.

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

The primary focus of our sales efforts is to continue to develop strong relationships with incumbent service providers and resellers. Our sales and pre-sales engineering organizations work collaboratively with both current and prospective customers to identify optical switching applications that help optimize their network as well as create new services that they can offer to their customers. We also provide comprehensive post-sales customer support including network planning and deployment, technical assistance centers and logistics support. Our customer support organization leverages a network of highly qualified service partners to extend our reach and capabilities.

In support of our sales efforts, we conduct marketing programs to position and promote market awareness of Sycamore and our products. We also participate in conferences, trade shows and provide marketing information on our website. In addition, we conduct public relations activities, including interviews and demonstrations for the business and trade media, and industry analysts.

Research and Development

We believe that ongoing investment in research and development is necessary in order to continue to provide innovative, intelligent bandwidth management solutions that meet our current and prospective customers’ needs. We believe that our solutions will allow current and prospective customers to optimize bandwidth and capacity management while also allowing them to reduce their capital expenditures and operating costs. In order to provide such products to our customers, we believe we must make sustained investment in research and development. Our research and development efforts focus primarily on improvements to the features and functionality of existing products, while also developing next-generation systems. We intend to continue to focus our research and development efforts on solutions that help our customers optimize their networks for the voice, video and data services driving network growth.

Our research and development expenditures were $45.9 million, $31.4 million and $48.0 million for the years ended July 31, 2007, 2006 and 2005, respectively. All of our expenditures for research and development, as well as share-based compensation expense relating to research and development of $1.7 million, $2.4 million and $5.3 million, for the years ended July 31, 2007, 2006 and 2005, respectively, have been expensed as incurred. As of July 31, 2007, we had approximately 213 employees involved in research and development.

Competition

The number of optical switching opportunities worldwide is limited. Competition for these opportunities is intense and includes considerable pricing pressure. Based on the current level of spending by communications service providers, we expect that competition will continue to be very intense.

Sycamore’s competition includes large incumbent suppliers of network infrastructure equipment and optical networking equipment, such as Alcatel-Lucent, Ciena, Cisco, Ericsson, Huawei, Nortel and Tellabs. The multiservice access market is equally competitive, with a highly fragmented group of suppliers which includes Tellabs, Alcatel-Lucent, Adtran and Kentrox. Many of our established competitors have longer operating histories and greater financial, technical, sales, marketing, manufacturing and field resources and are able to devote greater resources to the research and development of new products than we do. In addition, these competitors generally have more diverse product lines which allow them the flexibility to price their products more aggressively and absorb the significant cost structure associated with optical switching research and development across their entire business. Most of our competitors also have more extensive customer bases and broader customer relationships than we do, including relationships with our prospective customers in their local geographies. In addition, we continue to see new entrants into the market with new products that compete with our products. Some of these new entrants are located in geographies with lower cost infrastructures than ours. In order to compete effectively in the optical switching market, we must deliver products that:

•	provide a cost-effective solution to service providers for expanding capacity and provides intelligent bandwidth management;

•	lower a service provider’s cost of building and operating their fiber optic network;

•	provide extremely high network reliability;

•	interoperate with existing network devices;

•	simplify the network architecture by replacing multiple traditional networking devices into a single compact optical switch; and

•	provide effective network management.

In addition, we believe that our knowledge of communications infrastructure requirements and experience working with service providers to assist in the development of new services for their customers are important competitive factors in our market.

Proprietary Rights and Licensing

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and to operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. We license software to our customers pursuant to signed or shrink- wrapped license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. Our practice is to require employees and consultants to execute non-disclosure and proprietary rights agreements upon commencing employment or consulting with us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. We enforce our intellectual property rights vigorously against infringement or misappropriation.

We license third party software, including certain technologies that are (i) embedded into our hardware platforms and into our SILVX and Envision Plus network management systems; (ii) used internally by us as hardware design tools; and (iii) used internally by us as software development tools. We also utilize publicly available technology. The majority of these licenses have perpetual terms but will generally terminate after an uncured breach of the agreement by us. We believe, based upon past experience and standard industry practice, that such licenses generally could be obtained on commercially reasonable terms in the future. Nonetheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all.

As of July 31, 2007, we had received 38 United States patents and had pending 3 United States patent applications. Of the United States patents that have been issued, the earliest any will expire is February 2019. As of July 31, 2007, we had 8 allowed or registered United States trademarks and 17 allowed or registered foreign trademarks. All of the registered United States trademarks have a duration of ten years from the date of application, the earliest of which will expire in February 2011.

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

We have limited internal manufacturing operations. Our internal manufacturing operations primarily consist of quality assurance for materials and components, final testing, assembly and shipment of selected products, and depot repair of products. We also use a limited number of other manufacturers to supply certain non-significant product sub-assemblies and components.

Our optical networking and multiservice access products utilize hundreds of individual component parts, some of which are customized for our products. Component suppliers in the specialized, high technology end of the optical communications industry are generally not as plentiful or, in some cases, as reliable, as component suppliers in more mature industries. We work closely with our strategic component suppliers to pursue new component technologies that could either reduce cost or enhance the performance of our products.

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

Throughout the downturn in the telecommunications industry and the continued spending constraints in the optical networking market, the optical component industry has been downsizing manufacturing capacity while consolidating product lines from earlier acquisitions. Several suppliers have exited the optical components market, and others have announced reductions of their product offerings. These announcements, or similar decisions by other suppliers, could result in reduced competition and higher prices for the components we purchase. In addition, the loss of a source of supply for key components could require us to incur additional costs to redesign our products that use those components or to stockpile component inventory for production of future product.

Employees

As of July 31, 2007, we employed 426 persons of which 213 were primarily engaged in research and development, 58 in sales and marketing, 39 in customer service and support, 52 in manufacturing, and 64 in general and administration. None of our employees are currently represented by a collective bargaining unit. We believe our relations with our employees are good.

Executive Officers of the Registrant

Set forth below is information concerning our current executive officers and their ages as of July 31, 2007.

Name	Age	Position
Daniel E. Smith	57	President, Chief Executive Officer and Director

Richard J. Gaynor *	47	Chief Financial Officer, Vice President, Finance and Administration, Treasurer and Assistant Secretary

John E. Dowling	54	Vice President, Operations

John B. Scully	45	Vice President, Worldwide Sales and Support

Kevin J. Oye	49	Vice President, Systems and Technology

Alan R. Cormier	56	General Counsel

*	Mr. Gaynor will be leaving his position as Chief Financial Officer, Vice President of Finance and Administration, Treasurer and Assistant Secretary by the end of September.

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

Richard J. Gaynor has served as our Chief Financial Officer, Vice President of Finance and Administration, Treasurer and Assistant Secretary since October 2004. From January 2001 to September 2004, Mr. Gaynor was Vice President, Corporate Controller and Principal Accounting Officer of Manufacturers Services Ltd., a global provider of sub-contract electronic manufacturing services. From January 2000 to January 2001, Mr. Gaynor was Chief Financial Officer of Evans and Sutherland Computer Corporation, a developer and manufacturer of flight simulation hardware and software. From March 1994 to December 1999, Mr. Gaynor was Vice President of Finance and Operations Controller at Cabletron Systems, Inc., a global provider of enterprise networking products.

John E. Dowling has served as our Vice President of Operations since August 1998. From July 1997 to August 1998, Mr. Dowling served as Vice President of Operations of Aptis Communications, a manufacturer of carrier-class access switches for network service providers. Mr. Dowling served as Vice President of Operations of Cascade Communications Corp. from May 1994 to June 1997.

John B. Scully has served as our Vice President of Worldwide Sales and Support since September 2006. From January 1998 to September 2006, Mr. Scully served as Vice President of Worldwide Sales and Support for

Eastern Research, Inc. Mr. Scully served as Vice President of Sales for Test Link/Tel Link from 1997 to 1998. Prior to that, he spent several years in senior sales positions at Madge Networks/Teleos, Datatel, Cray Communications and Data Decisions.

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

Our results may be adversely affected by unfavorable conditions in the telecommunications industry and the economy in general.

We expect industry and economic conditions to affect our business in many ways, including the following:

•	our current and prospective customers may make limited capital expenditures;

•	consolidation of our customers may cause delays, disruptions or reductions in their capital spending plans as well as increase their relative purchasing power in any negotiation;

•	we will continue to have limited ability to forecast the volume and product mix of our sales;

•

we will experience a continuing high level of competition as a result of limited demand and we may experience downward pressure on the pricing of our products which reduces gross margins and constrains revenue growth;

•	many of our competitors have more diverse product lines which allow them the flexibility to price their products more aggressively;

•	new competitive entrants may be located in geographies with lower cost infrastructures than ours allowing them a greater degree of price flexibility;

•	we will need to continue to balance our initiatives to manage our operating costs against the need to keep pace with technological advances;

•	intense competition may enable customers to demand more favorable terms and conditions of sales including extended payment terms; and

•	any bankruptcies or weakening financial condition of any of our customers may require us to write off amounts due from prior sales.

These factors could have an adverse impact on our revenue, operating results and financial condition.

We currently depend entirely on our optical switching and multiservice access products and our revenue depends upon their commercial success.

Our revenue depends on the commercial success of our line of optical switching and multiservice access products. Our research and development efforts focus exclusively on these products. In order to remain competitive, we believe that continued investment in research and development is necessary in order to provide innovative solutions to our current and prospective customers. We cannot assure you that we will be successful in:

•	anticipating and successfully meeting evolving customer requirements;

•	completing the development, introduction or production of new products; or

•	enhancing our existing products.

If our current and prospective customers do not adopt our optical switching and multiservice access products and do not purchase and successfully deploy our current and future products, our business, operating results and financial condition could be materially adversely affected.

Industry consolidation may lead to increased competition and may harm our business.

The communications industry has experienced consolidation and we expect this trend to continue. Several larger communications service providers have announced merger transactions which will have a significant impact on the telecommunications industry. Such consolidation among our customers may cause delays or reductions in their capital expenditure plans and may cause increased competitive pricing pressures as the number of available customers declines and their relative purchasing power increases in relation to suppliers. Consolidation may also result in a combined entity choosing to standardize on a certain vendors’ optical networking platform. Any of these factors could adversely affect our business.

Matters related to the investigations into our historical stock option granting practices and the resulting restatements of our previously issued financial statements may result in additional litigation, regulatory proceedings and government enforcement actions.

Our historical stock option granting practices and the initial restatement and further restatement of our previously issued financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Part I, Item 3- “Legal Proceedings” as well as the other risk factors related to litigation set forth in this Item 1A. We have provided the results of our independent investigations to the SEC and in that regard we have responded to formal and informal requests for documents and additional information. We have also provided documents and other information to the United States Attorney’s Office for the District of Massachusetts (the “DOJ”). We intend to continue to cooperate with these governmental agencies.

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

As a result of our independent investigations and related restatements, we are subject to investigations by the SEC, DOJ, IRS and the DOL, which may not be resolved favorably and have required, and may continue to require, a significant amount of management time and attention and accounting and legal resources, which could adversely affect our business, operating results or financial condition.

The SEC, DOJ, IRS and the DOL are currently conducting investigations of the Company. The period of time necessary to resolve such investigations is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. If we are subject to an adverse finding resulting from any or all such investigations, we could be required to pay damages or penalties or have other remedies imposed upon us. The recent restatements of our financial statements, the ongoing investigations and the resulting shareholder derivative lawsuits could have an adverse affect on our business, operating results or financial condition. In addition, considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future.

If we do not maintain our compliance with the requirements of the NASDAQ Global Market, our common stock may be delisted from the NASDAQ Global Market and transferred to the National Quotation Service Bureau, or “Pink Sheets”, which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

Our common stock is currently traded on the NASDAQ Global Market. If our common stock is delisted from NASDAQ, it would subsequently trade on the Pink Sheets. The trading of our common stock on the Pink Sheets may reduce the price of the Company’s common stock and the levels of liquidity available to its stockholders. In addition, the trading of the Company’s common stock on the Pink Sheets will materially adversely affect its access to the capital markets, and the limited liquidity and potentially reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to the Company or at all. Stocks that trade on the Pink Sheets are no longer eligible for margin loans, and a company trading on the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee stock option plans, stock purchase plans and private or public offerings of securities. If our common stock is delisted in the future from NASDAQ and transferred to the Pink Sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees and the loss of institutional investor interest in our Company.

If we fail to successfully integrate the operations of acquisitions, we may not realize the potential benefits of the acquisition and our business, results of operations and financial condition could be harmed.

We have made, and may continue to make, acquisitions in order to enhance our business. In fiscal 2007, we acquired Eastern Research, Inc. and decided to discontinue the development of Eastern Research’s OX8000 and BSG products. As a result of the Company’s decision to discontinue the OX8000 and BSG products, we recorded asset impairment charges of $6.6 million and $10.7 million, respectively.

Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. There can be no assurance that we will be able to successfully integrate any businesses, products, technologies or personnel that we have acquired or might acquire, including Eastern Research. If we fail in our integration efforts with respect to our acquisitions and are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices, our business and financial condition may be adversely affected. It is also possible that the businesses we have acquired, such as Eastern Research, Inc., or any other businesses we may acquire in the future, may perform worse than expected or prove to be more difficult to integrate and manage than expected. In that event, there may be a material adverse effect on our business, results of operations and financial condition. In addition, the goodwill and intangible assets associated with acquisitions are subject to impairment testing on a regular basis, such charges would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our earnings could be materially adversely affected in such period.

We must continue to make investments in product development in order to keep pace with technological advances and succeed in existing and new markets for our products.

In order to be successful, we must balance our initiatives to reduce operating costs against the need to keep pace with technological advances. The markets for our products are characterized by rapidly changing technology, frequent introductions of new products and evolving customer requirements. To succeed, we must continue to develop new products and new features for existing products that meet customer requirements and market demand. We may fail to develop products that incorporate new technologies highly sought after by customers. We may also allocate development resources toward products or technologies for which market demand is ultimately lower than anticipated. Managing our efforts to keep pace with new technologies and reduce operating expense is difficult and there is no assurance that we will be successful. We expect that our decision to make substantial investments in product development will require us to generate revenue above current levels in order to achieve and maintain operating profitability and as a result we may incur net losses. We cannot assure you that our revenue will increase or that we will generate sufficient revenue to achieve or sustain such operating profitability.

We face intense competition that could adversely affect our sales and profitability.

Competition for limited optical switching opportunities is intense and continues to be dominated by large, incumbent equipment suppliers. Competition is based upon a combination of price, established customer relationships, broad product portfolios, large service and support teams, functionality and scalability. Large companies, such as Alcatel-Lucent, Ciena, Ericsson, Nortel and Tellabs have historically dominated this market. Many of our competitors have longer operating histories and greater financial, technical, sales, marketing and manufacturing resources than we do and are able to devote greater resources to the research and development of new products. These competitors also have long standing existing relationships with our current and prospective customers. New competitors, such as Huawei, have entered the optical networking market using the latest available technology and aggressive pricing tactics in order to compete with our products. Our competitors may forecast market developments more accurately and could develop new technologies that compete with our products or even render our products less desirable or even obsolete. Moreover, these competitors have more diverse product lines which allow them the flexibility to price their products more aggressively. The multiservice access market is equally competitive, with a highly fragmented group of suppliers.

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

Historically, we have depended on a government agency, through our reseller, for a significant amount of our revenue and the loss or decline of existing or future government agency funding could adversely affect our revenue and cash flows.

This government agency, the Defense Information Systems Agency (DISA), may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause the agency to terminate the projects, divert funds or delay implementation or expansion. A significant reduction in funds available for the agency to purchase equipment could significantly reduce our revenue and cash flows. The significant reduction or delay in orders by the agency could also significantly reduce our revenue and cash flows. As with most government contracts, the agency may terminate the contract at any time without cause. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the results of these audits or investigations are negative, our reputation could be damaged, contracts could be terminated or significant penalties could be assessed. If a contract is terminated for any reason, our ability to fully recover certain amounts may be impaired resulting in a material adverse impact on our business, operating results and financial condition.

Certain larger customers may have substantial negotiating leverage, which may require that we agree to terms and conditions that may have an adverse effect on our business.

Large communications providers, key resellers and the federal government, who make up a large part of our target market, have substantial purchasing power and potential leverage in negotiating contractual arrangements with us. These customers and prospects may require us to develop additional features and require penalties for failure to deliver such features. As we seek to increase sales into our target markets, we may be required to agree to such terms and conditions, which may affect the timing of revenue recognition and amount of deferred revenues and may have other unfavorable effects on our business and financial condition.

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

Current economic and market conditions together with the inherent inconsistent and unpredictable ordering patterns of our customers have limited our ability to forecast the volume and product mix of our sales, making it difficult to provide estimates of revenue and operating results. We continue to have limited visibility into the capital spending plans of our current and prospective customers. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our planned expense levels depend in part on our expectations of future revenue. Our planned expenses include significant investments, particularly within the research and development organization, which we believe are necessary to continue to provide innovative optical networking solutions to meet our current and prospective customers’ needs. As a result, it is difficult to forecast revenue and operating results. If our revenue and operating results are below the expectations of our investors and market analysts, it could cause a decline in the price of our common stock.

The unpredictability of our quarterly results may adversely affect our common stock price.

In general, our revenue and operating results in any reporting period may fluctuate significantly due to a variety of factors including, but not limited to:

•	fluctuation in demand for our products;

•	the timing, volume and product mix of sales of our products;

•	changes in customer requirements, including delays or order cancellations;

•	the introduction of new products by us or our competitors;

•	changes in the price or availability of components for our products;

•	the timing of revenue recognition and deferred revenue;

•	readiness of customer sites for installation;

•	changes in our pricing policies or the pricing policies of our competitors;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	manufacturing and shipment delays;

•	changes in accounting rules, such as the requirement to record share-based compensation expense for employee stock option grants made at fair market value; and

•	general economic conditions as well as those specific to the telecommunications and related industries.

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

Customer purchase decisions have historically taken a long period of time. We believe that most customers who make a decision to deploy our products will expand their networks slowly and deliberately. In addition, we could receive purchase orders on an irregular and unpredictable basis. Because of the nature of our business, we cannot predict these sales and deployment cycles. The long sales cycles, as well as our expectation that customers may tend to issue large purchase orders sporadically with short lead times, may cause our revenue and results of operations to vary significantly and unexpectedly from quarter to quarter. As a result, our future operating results may be below our expectations or those of public market analysts and investors, and our revenue may decline or recover at a slower rate than anticipated by us or analysts and investors. In either event, the price of our common stock could decrease.

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

The contract manufacturing industry is a highly competitive, capital-intensive business with relatively low profit margins, and in which acquisition or merger activity is relatively common. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming, and could result in a significant interruption in the supply and/or quality of our products. If we are required or choose to change contract manufacturers for any reason, our revenue, gross margins and customer relationships could be adversely affected.

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

International sales have historically represented a significant amount of our total sales including 27% of total revenue for fiscal 2007 and we have a substantial international customer base. We are subject to foreign exchange translation risk to the extent that our revenue is denominated in currencies other than the U.S. dollar. Doing business internationally requires significant management attention and financial resources to successfully develop direct and indirect sales channels and to support customers in international markets. We may not be able to maintain or expand international market demand for our products.

In addition, international operations are subject to other inherent risks, including:

•	greater difficulty in accounts receivable collection and longer collection periods;

•	difficulties and costs of staffing, managing and conducting foreign operations in compliance with local laws and customs;

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

Virtually all of our key employees have been granted share-based awards that are intended to represent an integral component of their compensation package. These share-based awards may not provide the intended incentive to our employees if our stock price declines, experiences significant volatility or if our failure to make our timely SEC filings prevents our employees from receiving or exercising stock options. The loss of the services of any of our key employees, the inability to attract and retain qualified personnel in the future, or delays in hiring qualified personnel could delay the development and introduction of our products, and negatively impact our ability to sell and support our products.

Adverse resolution of litigation and claims may harm our business, operating results or financial condition.

We are a defendant in an Initial Public Offering securities lawsuit and a party to other litigation and claims in the normal course of our business. We are also subject to two derivative action lawsuits arising from our recent stock option investigation and related restatements of our financial statements, and we may be named in additional litigation. The highly technical nature of our products makes them susceptible to allegations of patent infringement. Litigation is by its nature uncertain and unpredictable and there can be no assurance that the ultimate resolution of such claims will not exceed the amounts accrued for such claims, if any. Litigation can be expensive, lengthy, and disruptive to normal business operations. An unfavorable resolution of a legal matter could have a material adverse affect on our business, operating results, or financial condition. For additional information regarding certain lawsuits and other disputes in which we are involved, see Part I, Item 3 “Legal Proceedings”.

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

If we are forced to take one or more of the foregoing actions, our business may be seriously harmed.

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

Prior to July 19, 2007, we were not current in our SEC filings. If we do not remain current in our SEC filings, we will face several adverse consequences.

In addition to possible delisting, if we are unable to remain current in our SEC filings, investors in our common stock will not have information regarding our business and financial condition with which to make decisions regarding investment in our securities. In addition, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and will not be able to make offerings pursuant to existing registration statements or pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors.” We also would not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months after the time we become current in our filings. As previously reported, we were not timely in filing our Annual Report on Form 10-K for the year ended July 31, 2006 and our Quarterly Reports on Form 10-Q for the periods ended October 28, 2006, January 27, 2007 and April 28, 2007. As a result, we will not be eligible to use a “short form” registration statement on Form S-3 until July 20, 2008, which is 12 months from when we became current in our filings. These restrictions could adversely affect our financial condition or our ability to pursue specific strategic alternatives.

Adverse outcomes resulting from examination of our tax returns could adversely affect our results.

We are subject to the continuous examination of our tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provisions. Our federal income tax returns for the tax years ended July 31, 2004 and 2005 are currently under examination by the IRS and our Massachusetts state income tax returns for the tax years ended July 31, 2002, 2003 and 2004 are currently under examination by the Massachusetts Department of Revenue. While we believe that we have adequately provided for our tax liabilities, including the outcome of these examinations, it is possible that the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by us are recorded in the period they become known. The ultimate outcome of these tax contingencies could have a material effect on our financial position, results of operations or cash flows.

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

In addition, the stock market in general, and the NASDAQ Global Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies.

Significant insider ownership, provisions of our charter documents and provisions of Delaware law may limit shareholders’ ability to influence key transactions, including changes of control.

As of July 31, 2007, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 35% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	PROPERTIES

As of July 31, 2007, we lease one facility in Chelmsford, Massachusetts, containing a total of approximately 114,000 square feet. In Moorestown, New Jersey, we currently lease one facility containing a total of approximately 86,000 square feet, in Wallingford, Connecticut, we currently lease one facility containing a total of approximately 13,000 square feet and in Shanghai, China, we currently lease one facility containing a total of approximately 37,000 square feet. These facilities consist of offices and engineering laboratories used for research and development, administration, sales and customer support, ancillary light manufacturing, storage and shipping activities. We also maintain smaller offices to provide sales and customer support at various domestic and international locations. These facilities are presently adequate and suitable for our needs, and we do not expect to require additional space during fiscal 2008.

We also own a parcel of undeveloped land, containing approximately 102 acres, in Tyngsborough, Massachusetts.

ITEM 3.	LEGAL PROCEEDINGS

IPO Allocation Case

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

On December 5, 2006, a panel of the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit panel denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, the issuer parties have informed the district court that the settlement presented to the court cannot be approved because the defined settlement class, like the litigation class, cannot be certified. We cannot predict whether the parties will be able to negotiate a revised settlement that complies with the standards set out in the Second Circuit’s decision. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. If the parties are not able to renegotiate a settlement and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period. On August 14, 2007, the plaintiffs filed a Second Amended Class Action complaint against the Company.

360networks Bankruptcy Case

On April 1, 2003, a complaint was filed against the Company in the United States Bankruptcy Court for the Southern District of New York by the creditors’ committee (the “Committee”) of 360networks (USA), inc. and 360networks services inc. (the “Debtors”). The Debtors were the subject of Chapter 11 bankruptcy cases. The complaint seeks recovery of alleged preferential payments in the amount of approximately $16.1 million, plus interest. The Committee alleges that the Debtors made the preferential payments under Section 547(b) of the Bankruptcy Code to the Company during the 90-day period prior to the Debtors’ bankruptcy filing on account of preexisting claims. Settlement discussions have been ongoing. Trial on the complaint is currently scheduled to be held in late 2007.

Derivative Lawsuits

On May 31, 2006, a purported shareholder derivative action, captioned Weisler v. Barrows (“Weisler”), was filed in the United States District Court for the District of Delaware (the “Delaware Court”), on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers (as amended on October 4, 2006). The plaintiff derivatively claims, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934, Section 304 of the Sarbanes-Oxley Act of 2002, and breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices. The plaintiff seeks unspecified damages, profits, the return of compensation paid by the Company, an injunction and costs and attorneys’ fees. Substantially similar actions, captioned Vanpraet v. Deshpande (“Vanpraet”) and Patel v. Deshpande (“Patel”), were filed in the United States District Court for the District of Massachusetts on June 28, 2006 and July 13, 2006, respectively (the “Massachusetts Court”), and Ariel v. Barrows (“Ariel”) was filed on July 21, 2006 in the United States District Court for the Eastern District of New York (the “New York Court”). None of the plaintiffs made presuit demand on the Company’s Board of Directors prior to filing suit. By Memorandum and Order dated November 6, 2006, the Delaware Court transferred Weisler to the District of Massachusetts. By stipulation of the parties, on November 21, 2006, the New York Court transferred Ariel to the District of Massachusetts. By margin order dated May 24, 2007, the Massachusetts Court consolidated Weisler, Vanpraet, Patel and Ariel (the “Federal Action”). A consolidated demand letter was served on the Company. Proceedings are stayed until October 4, 2007 pending a response to the demand letter. This purported derivative action does not seek affirmative relief from the Company.

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

On September 19, 2006, an additional purported shareholder derivative action, captioned McMahon v. Smith, was filed in the Middlesex Superior Court for the Commonwealth of Massachusetts, on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers. The plaintiff derivatively claims, among other things, breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices, and also that certain defendants misappropriated confidential Company information for personal profit by selling Company stock while in possession of material, non-public information. The plaintiff seeks unspecified damages, profits, an injunction and costs and attorneys’ fees. The plaintiff did not make presuit demand on the Company’s Board of Directors prior to filing suit. On February 16, 2007, the court granted the parties’ joint motion seeking a temporary stay of proceedings. An amended complaint was filed on July 16, 2007 which also named additional officers of the Company as defendants. On August 15, 2007, the defendants filed a motion to dismiss. The purported derivative action does not seek affirmative relief from the Company.

Other Matters

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

The Company is subject to legal proceedings, claims, and litigation, including those from intellectual property matters, arising in the ordinary course of business. On a quarterly basis, the Company reviews its commitments and contingencies to reflect the effect of ongoing negotiations, settlements, rulings, advice of counsel, and other information and events pertaining to a particular case. We are also subject to potential tax liabilities associated with ongoing tax audits and examinations by various tax authorities. As a result, during the third quarter of fiscal 2005, the Company accrued $10.3 million associated with contingencies related to claims, litigation and other disputes, as well as potential liabilities associated with various tax matters. During the fourth quarter of fiscal 2006, the Company increased this accrual by $6.8 million Based on ongoing negotiations and settlement discussions, the Company decreased this accrual by $2.2 million during the fourth quarter of fiscal 2007. While we believe the total amounts accrued are adequate, any subsequent change in our estimates will be recorded at such time the change is probable and estimable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on July 30, 2007, the stockholders of the Company elected the following nominees, each to serve for a three-year term as a Class I Director and until their respective successors are elected and qualified:

Nominees	For	Withheld
Robert E. Donahue	252,883,664	5,332,389
John W. Gerdelman	225,934,926	32,281,127

Gururaj Deshpande, Daniel E. Smith, Paul W. Chisholm and Paul J. Ferri also continued as directors of the Company after the Annual Meeting.

At the same Annual Meeting, the stockholders of the Company ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2007 by the following vote:

For	Against	Abstention
254,478,154	3,668,542	69,357

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock has been traded on the NASDAQ National Market under the symbol “SCMR” since October 22, 1999. As of August 1, 2006, our common stock is traded on the NASDAQ Global Market under the same symbol. The following table sets forth, for the periods indicated, the high and low closing sale prices as reported on the NASDAQ Global Market for Sycamore common stock, as adjusted for all stock splits.

Fiscal year 2007:

	High	Low
Fourth Quarter ended July 31, 2007	$4.30	$3.67
Third Quarter ended April 28, 2007	4.03	3.61
Second Quarter ended January 27, 2007	3.92	3.64
First Quarter ended October 28, 2006	4.08	3.52

Fiscal year 2006:

	High	Low
Fourth Quarter ended July 31, 2006	$4.84	$3.62
Third Quarter ended April 29, 2006	5.09	4.36
Second Quarter ended January 28, 2006	4.97	3.69
First Quarter ended October 29, 2005	3.88	3.53

As of September 7, 2007, there were approximately 843 stockholders of record.

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

Equity Compensation Plan Information

The following table sets forth certain information as of July 31, 2007 with respect to compensation plans under which shares of our common stock may be issued:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	20,468,484	$6.71	125,391,457
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	20,468,484	$6.71	125,391,457

STOCK PERFORMANCE GRAPH

The following graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock during the period from the July 31, 2002 through July 31, 2007, with the cumulative total return on the S&P 500 and the Nasdaq Telecommunications Index. The comparison assumes $100 was invested on July 31, 2002 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

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

	For the years ended July 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$156,048	$87,395	$65,434	$44,547	$38,276
Cost of revenue	88,210	43,942	34,425	31,149	37,520

Gross profit	67,838	43,453	31,009	13,398	756

Operating expenses:
Research and development	45,912	31,377	47,969	66,250	74,937
Sales and marketing	23,712	11,690	12,214	19,991	23,771
General and administrative	28,684	11,634	10,366	11,337	15,300
Asset impairments	17,268	—	—	—	—
In-process research and development	12,400	—	—	—	—
Restructuring charges	1,486	—	679	—	(4,447)
Litigation settlement	—	750	—	—	—
Reserve for contingencies	(2,184)	6,847	10,282	—	—

Total operating expenses	127,278	62,298	81,510	97,578	109,561

Loss from operations	(59,440)	(18,845)	(50,501)	(84,180)	(108,805)
Interest and other income, net	47,089	39,063	20,648	15,890	23,342

Income (loss) before income taxes	(12,351)	20,218	(29,853)	(68,290)	(85,463)
Income tax expense	854	830	63	—	—

Net income (loss)	$(13,205)	$19,388	$(29,916)	$(68,290)	$(85,463)

Basic net income (loss) per share	$(0.05)	$0.07	$(0.11)	$(0.25)	$(0.32)
Diluted net income (loss) per share	$(0.05)	$0.07	$(0.11)	$(0.25)	$(0.32)
Shares used in per-share calculation—basic	279,588	277,782	275,023	272,123	265,702
Shares used in per-share calculation—diluted	279,588	281,205	275,023	272,123	265,702

	As of July 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$924,751	$985,137	$955,035	$961,325	$995,583
Working capital	910,171	828,858	931,246	511,662	583,877
Total assets	1,033,070	1,018,052	982,063	990,918	1,032,628
Total stockholders’ equity	973,049	975,706	939,545	955,440	992,515

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

We develop and market intelligent bandwidth management solutions for fixed line and mobile network operators worldwide and provide services associated with such products. Our current and prospective customers include domestic and international wireline and wireless network service providers, utility companies, multiple systems operators (MSOs) and government entities with private fiber networks (collectively referred to as “service providers”). Our comprehensive portfolio of optical switches, multiservice access platforms, and industry-leading networking software extends across the network, from multiservice access and regional backhaul to the optical core. We believe that our products enable network operators to efficiently and cost-effectively provision and manage multiservice access and optical network capacity to support a wide range of converged services such as voice, video and data.

On September 6, 2006, we acquired Eastern Research, Inc., a provider of network access multiservice switching solutions for fixed-line and mobile network operators worldwide for a total purchase price of approximately $85.2 million. Eastern Research’s customers include fixed-line service providers, wireless carriers, utility companies, and government agencies. We believe that the addition of Eastern Research’s products, technology and talent positions us to diversify and increase our customer base, expand our addressable markets, and broaden our customer offerings.

Total revenue for fiscal 2007 was $156.0 million, an increase of 79% compared to fiscal 2006. Total revenue for fiscal 2006 was $87.4 million, an increase of 34% compared to fiscal 2005. Our net loss for fiscal 2007 was $13.2 million compared to net income for fiscal 2006 of $19.4 million. The net loss for fiscal 2007 includes acquisition related charges of $12.4 million for in-process research and development and asset impairment charges of $17.3 million. Eastern Research’s OX8000 product was in the development stage on the date of acquisition and accordingly we recorded in-process research and development expense of $12.4 million on the date of the acquisition. In fiscal 2007, the Company decided to discontinue the development of Eastern Research’s OX8000 and BSG products. As a result of the Company’s decision to discontinue the OX8000 and BSG products, we recorded asset impairment charges of $6.6 million and $10.7 million, respectively. We continue to maintain a significant cost structure, relative to our revenue, particularly within the research and development organization. We believe that these investments have enabled us to advance our technology and secure new business.

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

Our total cash, cash equivalents and investments were $924.8 million at July 31, 2007. Included in this amount were cash and cash equivalents of $249.3 million. We intend to fund our operations, including fixed commitments under operating leases, and any required capital expenditures over the next few years using our existing cash, cash equivalents and investments. We believe that, based on our business plans and current conditions, our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for the next twelve months. We also believe that our current cash, cash equivalents and investments will enable us to pursue the strategic options discussed above.

As of July 31, 2007, Sycamore and its subsidiaries employed approximately 426 persons, which was a net increase of 180 persons from the approximately 246 persons employed on July 31, 2006.

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

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenue for maintenance services is generally deferred and recognized ratably over the period during which the services are to be performed.

Through our acquisition of Eastern Research, we acquired network management software that increases network management efficiencies and can be integrated with certain of our communications networking equipment. Accordingly, on transactions involving this software, we account for revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), and all related interpretations. SOP 97-2 includes criteria similar to SAB 104: however, collectibility must be probable rather than reasonably assured.

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

Intangible Assets and Goodwill

Intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful life. The Company evaluates goodwill and intangible assets for impairment annually and when events occur or circumstances change that may reduce the value of the asset below its carrying amount using forecasts of discounted future cash flows. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Goodwill and intangible assets totaled $20.3 million and $11.4 million, respectively, at July 31, 2007. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in the Company’s analysis could materially affect projected cash flows and the Company’s evaluation of goodwill for impairment. Should the fair value of the Company’s goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

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

Results of Operations

Fiscal Years ended July 31, 2007 and 2006

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2007	2006
Revenue
Product	$132,120	$68,558	$63,562	93%
Service	23,928	18,837	5,091	27%

Total revenue	$156,048	$87,395	$68,653	79%

Total revenue increased in fiscal 2007 compared to fiscal 2006. The increase was due to an increase in both product revenue and service revenue. Product revenue consists primarily of sales of our intelligent bandwidth management solutions. Our multiservice access products, acquired on September 6, 2006 through the acquisition of Eastern Research, contributed approximately $29.1 million to product revenue for fiscal 2007. Product revenue increased in fiscal 2007 compared to fiscal 2006 primarily due to a higher level of orders from our existing customers to increase the capacity of their networks and the revenue contribution from our newly acquired multiservice access products. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue increased in fiscal 2007 compared to fiscal 2006 primarily due to service revenue from our newly acquired multiservice access business and a higher base of maintenance renewal contracts.

For fiscal 2007, two customers accounted for 53% and 16% of revenue or 69% of our total revenue. Three customers accounted for 43%, 26% and 19% of revenue in fiscal 2006 or 88% of our total revenue. International revenue represented 27% of revenue in fiscal 2007, compared to 67% of revenue in fiscal 2006. We expect future revenue to continue to be highly concentrated in a relatively small number of customers and that international revenue may represent a significant percentage of future revenue. Customer deployments in any given quarter may cause significant shifts in the percentage mix of domestic and international revenue. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially adversely affect our business, financial condition and results of operations.

Gross profit

The following table presents gross profit for product and services, including non-cash share-based compensation expense (in thousands, except percentages):

	Year Ended July 31,
	2007	2006
Gross profit:
Product	$54,056	$33,372
Service	13,782	10,081

Total	$67,838	$43,453

Gross profit:
Product	41%	49%
Service	58%	54%

Total	43%	50%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services and other fixed manufacturing costs. Product gross profit percentage decreased in fiscal 2007 compared to fiscal 2006. The decrease was primarily the result of a $3.8 million purchase accounting step up charge related to acquired inventory, a $1.4 million charge related to inventory of Eastern Research’s OX8000 and BSG products which the Company decided to discontinue, unfavorable product and customer mix, partially offset by higher margins from our newly acquired multiservice access business. In the future, we believe that product gross profit may fluctuate due to pricing pressures resulting from intense competition in our industry as well as the enhanced negotiating leverage of certain larger customers. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, shipment volume, overhead absorption, sales discounts, increases in labor costs, excess inventory and obsolescence charges, increases in component pricing or other material costs, the introduction of new products or the entry into new markets with different pricing and cost structures.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit increased in fiscal 2007 compared to fiscal 2006. The increase was primarily due to increased maintenance revenues. As most of our service cost of revenue is fixed, increases or decreases in revenue will have a significant impact on service gross profit. Service gross profit may be affected in future periods by various factors including, but not limited to, the change in mix between technical support services and advanced services, competitive and economic pricing pressures, the enhanced negotiating leverage of certain larger customers, and maintenance renewals and timing of renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2007	2006
Research and development	$45,912	$31,377	$14,535	46%
Sales and marketing	23,712	11,690	12,022	103%
General and administrative	28,684	11,634	17,050	147%
Asset impairments	17,268	—	17,268	—
In-process research and development	12,400	—	12,400	—
Restructuring charges	1,486	—	1,486	—
Litigation settlement	—	750	(750)	(100%)
Reserve for contingencies	(2,184)	6,847	(9,031)	(132%)

Total operating expenses	$127,278	$62,298	$64,980	104%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses increased in fiscal 2007 compared to fiscal 2006. The increase was primarily due to the acquisition of Eastern Research, which contributed additional research and development expenses. We continue to focus our research and development investments on features and functionality targeted at existing and prospective customer requirements.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, customer evaluations inventory and other sales and marketing support expenses. Sales and marketing expenses increased in fiscal 2007 compared to fiscal 2006. The increase was primarily due to the acquisition of Eastern Research, which contributed additional sales and marketing expenses and the costs associated with an employment agreement between the Company and the Company’s former Vice President of Worldwide Sales and Support and a resulting charge arising from the modification of his stock option agreement which was recorded in the first quarter of fiscal 2007. Within our existing spend levels, we continue to reallocate sales and marketing resources to those geographic regions where we see the most attractive opportunities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased in fiscal 2007 compared to fiscal 2006. The increase was primarily due to costs of approximately $12.0 million associated with the Audit Committee’s independent stock option investigation, $4.3 million of amortization expense related to purchased intangibles and the acquisition of Eastern Research, which contributed additional general and administrative expenses.

Asset Impairments

The Company evaluates goodwill and intangible assets for impairment annually and when events occur or circumstances change that may reduce the value of the asset below its carrying amount using forecasts of discounted future cash flows. In the first quarter of fiscal 2007, the Company decided to discontinue the development of Eastern Research’s OX8000 product. This product was in the development stage on the date of acquisition and accordingly we recorded in-process research and development expense of $12.4 million on the date of the acquisition. As a result of the Company’s decision to discontinue the OX8000 product, we recorded an asset impairment charge of $6.6 million in the first quarter of fiscal 2007. The charge related to certain tangible and intangibles assets associated with the OX8000 product, specifically customer relationships and other related fixed assets. In addition, the Company recorded a charge of $1.1 million related to OX8000 inventory in cost of product revenue.

In the fourth quarter of fiscal 2007, the Company decided to cease further development and marketing of Eastern Research’s BSG product. As a result of the Company’s decision to cease development and marketing of the BSG product, we recorded an asset impairment charge of $10.7 million in the fourth quarter of fiscal 2007. The charge related to certain tangible and intangible assets associated with the BSG product, specifically technology and customer relationships and other related fixed assets. In addition, the Company recorded a charge of $0.3 million related to BSG inventory in cost of product revenue.

In-process Research and Development

In-process research and development of $12.4 million was written-off in the first quarter of fiscal 2007 and related to a project under development for which technological feasibility had not been established and no future alternative uses for the technology existed at the time of acquisition. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology.

Restructuring Charges

During the fourth quarter of fiscal 2007, the Company reduced its workforce by 46 employees to better align development resources with future growth opportunities, further improve operational efficiencies, and capitalize on additional acquisition synergies. As a result of these actions, the Company recorded a restructuring charge of $1.5 million that was comprised primarily of expenses related to the workforce reduction, which will be substantially paid by the second quarter of fiscal 2008. In addition, the Company expects to incur charges in the first half of fiscal 2008 related to facility consolidations.

Reserve for Contingencies

During the third quarter of fiscal 2005, the Company accrued $10.3 million associated with contingencies related to claims, litigation and other disputes, as well as potential liabilities associated with various tax matters. During the fourth quarter of fiscal 2006, the Company increased this accrual by $6.8 million. Based on ongoing negotiations and settlement discussions, the Company decreased this accrual by $2.2 million during the fourth quarter of fiscal 2007. In accordance with SFAS No. 5, a liability is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such provision on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. We are also subject to tax audits by various tax authorities. Management has recorded its best estimate of the probable liability resulting from these audits as of July 31, 2007. While we believe that the amounts accrued are adequate, any subsequent change in our estimates will be recorded at such time the change is probable and estimable.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2007	2006
Interest and other income, net	$47,089	$39,063	$8,026	21%

Interest and other income, net increased for fiscal 2007 compared to fiscal 2006. The increase was primarily due to higher interest rates.

Income Tax Expense

Income tax expense of $0.9 million was recorded in fiscal 2007 for alternative minimum tax and taxes due on income generated in foreign tax jurisdictions and certain states. We did not record any net tax benefits relating to our net losses due to the uncertainty surrounding the realization of these future tax benefits.

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

Fiscal Years ended July 31, 2006 and 2005

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2006	2005
Revenue
Product	$68,558	$49,922	$18,636	37%
Service	18,837	15,512	3,325	21%

Total revenue	$87,395	$65,434	$21,961	34%

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

Gross profit

The following table presents gross profit for product and services, including non-cash share-based compensation expense (in thousands, except percentages):

	Year Ended July 31,
	2006	2005
Gross profit:
Product	$33,372	$23,782
Service	10,081	7,227

Total	$43,453	$31,009

Gross profit:
Product	49%	48%
Service	54%	47%

Total	50%	47%

Product gross profit

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

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2006	2005
Research and development	$31,377	$47,969	$(16,592)	(35)%
Sales and marketing	11,690	12,214	(524)	(4)%
General and administrative	11,634	10,366	1,268	12%
Litigation settlement	750	—	750	—
Reserve for contingencies	6,847	10,282	(3,435)	(33)%
Restructuring charges	—	679	(679)	(100)%

Total operating expenses	$62,298	$81,510	$(19,212)	(24)%

Research and Development Expenses

Research and development expenses decreased in fiscal 2006 compared to fiscal 2005. The decrease was primarily due to lower personnel-related expenses and to a lesser degree lower share-based compensation expense, reduced fixed overhead costs and lower project related costs.

Sales and Marketing Expenses

Sales and marketing expenses decreased in fiscal 2006 compared to fiscal 2005. The slight decrease was primarily due to lower personnel-related expenses and to a lesser degree a reduction in the cost of evaluation equipment and reduced fixed overhead costs.

General and Administrative Expenses

General and administrative expenses increased in fiscal 2006 compared to fiscal 2005. The increase was primarily due to costs of approximately $3.8 million associated with the stock option investigation and to a lesser extent an increase in share-based compensation, partially offset by lower personnel-related expenses.

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

Restructuring Charges

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

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2006	2005
Interest and other income, net	$39,063	$20,648	$18,415	89%

Interest and other income, net increased for fiscal 2006 compared to fiscal 2005. The increase was primarily due to higher interest rates.

Income Tax Expense

Income tax expense of $0.8 million was recorded in fiscal 2006 for alternative minimum tax and taxes due on income generated in foreign tax jurisdictions and certain states. We did not record any net tax benefits relating to our net losses due to the uncertainty surrounding the realization of these future tax benefits.

Liquidity and Capital Resources

Year Ended July 31, 2007

Total cash, cash equivalents and investments were $924.8 million at July 31, 2007. Included in this amount were cash and cash equivalents of $249.3 million, compared to $169.8 million at July 31, 2006. The increase in cash and cash equivalents of $79.5 million was attributable to cash provided by investing activities of $48.7 million, cash provided by operating activities of $28.0 million and cash provided by financing activities of $2.7 million.

Net cash provided by investing activities was $48.7 million and consisted primarily of net proceeds from maturities and sales of investments, offset by cash used for the Eastern Research acquisition of $82.3 million and to a lesser extent purchases of property and equipment of $9.8 million.

Net cash generated by operating activities was $28.0 million. Net loss was $13.2 million and included significant non-cash charges including depreciation and amortization of $11.3 million, share-based compensation of $5.3 million, in-process research and development of $12.4 million, asset impairment charges of $17.2 million and adjustments to provisions for excess and obsolete inventory of $1.4 million. Accounts receivable increased to $30.5 million at July 31, 2007 from $14.1 million at July 31, 2006. Days sales outstanding as of July 31, 2007 was 75 days and days sales outstanding as of July 31, 2006 was 80 days. Our accounts receivable and days sales outstanding are impacted primarily by the timing of shipments, collections performance and timing of support contract renewals. Inventory levels increased to $21.7 million at July 31, 2007 from $6.0 million at July 31, 2006. The increase in inventory was primarily related to the timing of receipts as well as inventory acquired in our Eastern Research acquisition. We continue to manage our inventory levels. Deferred revenue increased to $14.4 million at July 31, 2007 from $9.5 million at July 31, 2006. The change in deferred revenue is primarily due to the timing of maintenance contract renewals and the ongoing amortization of deferred maintenance revenue. Accounts payable increased to $13.6 million at July 31, 2007 from $5.7 million at July 31, 2006. Accrued expenses and other current liabilities increased to $28.5 million at July 31, 2007 from $24.9 million at July 31, 2006. The increase is primarily due to the increases in accrued warranty, accrued compensation and other current liabilities, partially offset by the decrease in the reserve for contingencies.

For the year ended July 31, 2007, net cash provided by financing activities was $2.7 million and consisted of proceeds from employee stock plan activity.

Our primary source of liquidity comes from our cash and investments, which totaled $924.8 million at July 31, 2007. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits and government securities. At July 31, 2007, $658.3 million of investments with maturities of less than one year were classified as short-term investments, and $17.2 million of investments with maturities of greater than one year were classified as long-term investments. Based on our current expectations, we anticipate that some portion of our existing cash and cash equivalents and investments may be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At July 31, 2007, more than 77% of our accounts receivable balance was attributable to five customers. As of July 31, 2007, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. We currently intend to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments.

As of July 31, 2007, the future restructuring cash payments of $1.9 million consist primarily of charges related to workforce reductions that will be substantially paid by the second quarter of fiscal 2008.

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

Year Ended July 31, 2006

Total cash, cash equivalents and investments were $985.1 million at July 31, 2006. Included in this amount were cash and cash equivalents of $169.8 million, compared to $508.3 million at July 31, 2005. The decrease in cash and cash equivalents of $338.5 million was attributable to cash used in investing activities of $372.9 million, partially offset by cash provided by operating activities of $24.0 million and cash provided by financing activities of $10.4 million.

Cash used in investing activities of $372.9 million consisted primarily of net purchases of investments of $367.4 million. Cash provided by operating activities of $24.0 million consisted of net income for the period of $19.4 million, adjusted for net non-cash charges totaling $9.4 million and offset by changes in working capital totaling $4.7 million. Net non-cash charges included depreciation and amortization, share-based compensation, adjustments to provisions for excess and obsolete inventory and loss on disposal of equipment. The most significant changes in working capital were a decrease in accrued restructuring costs of $6.2 million and increases in accounts receivable, accounts payable and accrued expense and other liabilities. Cash provided by financing activities of $10.4 million consisted of the proceeds received from employee stock plan activity.

Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

At July 31, 2007, our future contractual obligations, which consist of contractual commitments for operating leases and inventory and other purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating leases	$15,562	$2,759	$7,536	$3,064	$2,203
Inventory and other purchase commitments	8,302	8,302	—	—	—

Total	$23,864	$11,061	$7,536	$3,064	$2,203

Payments made under operating leases will be treated as rent expense. Payments made for inventory purchase commitments will initially be capitalized as inventory, and will then be recorded as cost of revenue as the inventory is sold or otherwise disposed of.

Related Party Transactions

In July 2000, we made an investment of $2.2 million in Tejas Networks India Private Limited (“Tejas”). The Chairman of the Board of Directors of Sycamore also serves as the Chairman of the Board of Directors of Tejas. An executive officer of our Company also serves as a board member of Tejas. We have no obligation to provide any additional funding to Tejas. During the fiscal years ended July 31, 2007, 2006 and 2005, we recognized revenue of $0.3 million, $0.3 million and $0.1 million, respectively, relating to transactions with Tejas.

Eastern Research executed an OEM agreement with Tejas in March of 2006 under which Tejas provided Eastern Research with hardware, software and support for the sale of the OM 1000 product. In April of 2007 Sycamore amended the OEM agreement with Tejas to assign the agreement to Sycamore and add the OM 1500 and OM 4000 products.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at July 31, 2007, the fair value of the portfolio would decline by approximately $1.2 million. Depending on the outcome of our review of strategic and financial alternatives, we may not hold our investments to maturity and as a result, may realize a gain or loss.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business includes sales globally, with international revenue representing 27% of total revenue in fiscal 2007. We expect that international sales may continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our financial results, although to date the impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Sycamore Networks, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Sycamore Networks, Inc. and its subsidiaries at July 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2007 and 2006). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

September 25, 2007

SYCAMORE NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	July 31, 2007	July 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$249,262	$169,820
Short-term investments	658,307	674,518
Accounts receivable, net of allowance for doubtful accounts of $4,132 at July 31, 2007 and July 31, 2006	30,521	14,090
Inventories	21,715	6,013
Prepaids and other current assets	4,062	4,184

Total current assets	963,867	868,625
Property and equipment, net	19,612	7,824
Long-term investments	17,182	140,799
Purchased intangibles, net	11,411	—
Goodwill	20,334	—
Other assets	664	804

Total assets	$1,033,070	$1,018,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,565	$5,695
Accrued compensation	2,973	1,362
Accrued warranty	3,400	1,136
Accrued expenses	4,313	3,788
Accrued restructuring costs	1,885	2,280
Reserve for contingencies	14,695	16,974
Deferred revenue	9,765	6,918
Other current liabilities	3,100	1,614

Total current liabilities	53,696	39,767

Long term deferred revenue	4,674	2,579
Long term liability	1,651	—

Total liabilities	60,021	42,346

Commitments and contingencies (Notes 7 and 14)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized, none issued and outstanding at July 31, 2007 and July 31, 2006	—	—
Common stock, $.001 par value; 2,500,000 shares authorized, 280,040 and 278,902 shares issued at July 31, 2007 and July 31, 2006 respectively	280	279
Additional paid-in capital	2,020,724	2,011,147
Accumulated deficit	(1,047,669)	(1,034,464)
Accumulated other comprehensive loss	(286)	(1,256)

Total stockholders’ equity	973,049	975,706

Total liabilities and stockholders’ equity	$1,033,070	$1,018,052

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended July 31,
	2007	2006	2005
Revenue
Product	$132,120	$68,558	$49,922
Service	23,928	18,837	15,512

Total revenue	156,048	87,395	65,434

Cost of revenue
Product	78,064	35,186	26,140
Service	10,146	8,756	8,285

Total cost of revenue	88,210	43,942	34,425

Gross profit	67,838	43,453	31,009

Operating expenses:
Research and development	45,912	31,377	47,969
Sales and marketing	23,712	11,690	12,214
General and administrative	28,684	11,634	10,366
Asset impairments	17,268	—	—
In-process research and development	12,400	—	—
Restructuring charges	1,486	—	679
Litigation settlement	—	750	—
Reserve for contingencies	(2,184)	6,847	10,282

Total operating expenses	127,278	62,298	81,510

Loss from operations	(59,440)	(18,845)	(50,501)
Interest and other income, net	47,089	39,063	20,648

Income (loss) before income taxes	(12,351)	20,218	(29,853)
Income tax expense	854	830	63

Net income (loss)	$(13,205)	$19,388	$(29,916)

Net income (loss) per shares:
Basic	$(0.05)	$0.07	$(0.11)
Diluted	$(0.05)	$0.07	$(0.11)
Weighted average shares outstanding:
Basic	279,588	277,782	275,023
Diluted	279,588	281,205	275,023

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, July 31, 2004	273,887	$274	$1,989,814	$(1,023,936)	$(7,968)	—	$—	$(2,744)	$955,440

Net loss.	—	—	—	(29,916)	—	—	—	—	(29,916)
Unrealized gain on investments	—	—	—	—	—	—	—	338	338

Total comprehensive loss									(29,578)
Treasury stock purchases.	—	—	—	—	—	14	—	—	—
Treasury stock retirements.	(14)	—	—	—	—	(14)	—	—	—
Issuance of common stock under employee and director stock plans	2,173	2	5,956	—	—	—	—	—	5,958
Share-based compensation expense	—	—	366	—	7,359	—	—	—	7,725
Adjustments to deferred compensation for terminated employees	—	—	(401)	—	401	—	—	—	—

Balance, July 31, 2005	276,046	276	1,995,735	(1,053,852)	(208)	—	—	(2,406)	939,545

Net income.	—	—	—	19,388	—	—	—	—	19,388
Unrealized gain on investments, net of tax of $49	—	—	—	—	—	—	—	1,150	1,150

Total comprehensive income									20,538
Issuance of common stock under employee and director stock plans	2,856	3	9,575	—	—	—	—	—	9,578
Share-based compensation expense	—	—	6,045	—	—	—	—	—	6,045
Adjustments to deferred compensation for the adoption of SFAS 123R	—	—	(208)	—	208	—	—	—	—

Balance, July 31, 2006.	278,902	279	2,011,147	(1,034,464)	—	—	—	(1,256)	975,706

Net loss.	—	—	—	(13,205)	—	—	—	—	(13,205)
Unrealized gain on investments	—	—	—	—	—	—	—	970	970

Total comprehensive loss									(12,235)
Issuance of common stock under employee and director stock plans	1,138	1	2,728	—	—	—	—	—	2,729
Stock options issued in acquisition	—	—	1,496	—	—	—	—	—	1,496
Share-based compensation expense	—	—	5,353	—	—	—	—	—	5,353

Balance, July 31, 2007.	280,040	$280	$2,020,724	$(1,047,669)	$—	—	$—	$(286)	$973,049

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended July 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(13,205)	$19,388	$(29,916)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,277	3,802	4,790
Share-based compensation	5,353	6,045	7,725
In-process research and development	12,400	—	—
Asset impairments	17,240	—	—
Adjustments to provisions for excess and obsolete inventory	1,390	(678)	—
Loss on disposal of equipment	60	200	—
Restructuring charges	—	—	169
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(10,189)	(5,706)	2,221
Inventories	(6,292)	813	(1,533)
Prepaids and other current assets	(837)	392	1,325
Deferred revenue	4,494	(787)	2,132
Accounts payable	5,411	3,551	(3,458)
Accrued expenses and other liabilities	1,286	3,190	11,916
Accrued restructuring costs	(395)	(6,175)	(3,550)

Net cash provided by (used in) operating activities	27,993	24,035	(8,179)

Cash flows from investing activities:
Purchases of property and equipment	(9,813)	(4,093)	(3,587)
Acquisition of business	(82,265)	(1,438)	—
Purchases of investments	(764,401)	(1,261,597)	(215,361)
Proceeds from maturities and sales of investments	905,199	894,233	684,840

Net cash provided by (used in) investing activities	48,720	(372,895)	465,892

Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,729	10,399	5,138

Net cash provided by financing activities	2,729	10,399	5,138

Net increase (decrease) in cash and cash equivalents	79,442	(338,461)	462,851
Cash and cash equivalents, beginning of period	169,820	508,281	45,430

Cash and cash equivalents, end of period	$249,262	$169,820	$508,281

Supplemental cash flow information:
Cash paid for interest	—	—	—
Cash paid for income taxes	$552	$659	—

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business:

Sycamore Networks, Inc. (the “Company”) was incorporated in Delaware on February 17, 1998. The Company develops and markets intelligent bandwidth management solutions for fixed line and mobile network operators worldwide that are designed to enable network operators to efficiently and cost-effectively provision and manage multiservice access and optical network capacity to support a wide range of converged services such as voice, video and data. Sycamore’s global customer base includes include domestic and international wireline and wireless network service providers, utility companies, multiple systems operators (MSOs) and government entities with private fiber networks (collectively referred to as “service providers”).

On September 6, 2006, the Company completed the acquisition of Eastern Research, Inc. (“Eastern Research”), a provider of network access solutions. The Company believes that the addition of Eastern Research’s products, technology and workforce will help Sycamore to broaden its customer relationships, expand the markets it serves and leverage its core strengths to offer a more comprehensive suite of solutions optimized for emerging broadband networks. The Company has recorded this acquisition using the purchase method of accounting; accordingly, the results of Eastern Research have been included in the consolidated financial statements since that date.

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

Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original or remaining maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. The Company would recognize an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As of July 31, 2007 and 2006, investments consisted of (in thousands):

July 31, 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Government securities	$675,678	$42	$(231)	$675,489

Total	$675,678	$42	$(231)	$675,489

July 31, 2006:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Government securities	$816,490	$65	$(1,238)	$815,317

Total	$816,490	$65	$(1,238)	$815,317

At July 31, 2007, contractual maturities of the Company’s investment securities were as follows (in thousands):

	Amortized Cost	Fair Market Value
Less than one year	$658,499	$658,307
Due in one to three years	17,179	17,182

Total	$675,678	$675,489

The following tables provide the breakdown of the investments with unrealized losses at July 31, 2007 and 2006 (in thousands):

July 31, 2007

	Less than 12 Months			12 Months or Greater			Total
	Fair Market Value	Gross Unrealized Gain	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Gain	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Gain	Gross Unrealized Losses
Government securities	$660,561	$42	$(154)	$14,928	$—	$(77)	$675,489	$42	$(231)

Total	$660,561	$42	$(154)	$14,928	$—	$(77)	$675,489	$42	$(231)

July 31, 2006

	Less than 12 Months			12 Months or Greater			Total
	Fair Market Value	Gross Unrealized Gain	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Gain	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Gain	Gross Unrealized Losses
Government securities	$815,317	$65	$(1,238)	$—	$—	$—	$815,317	$65	$(1,238)

Total	$815,317	$65	$(1,238)	$—	$—	$—	$815,317	$65	$(1,238)

The Company also has certain investments in non-publicly traded companies for the promotion of business and strategic objectives. These investments are included in other long-term assets in the Company’s balance sheet and are carried at cost less appropriate reductions or impairment charges. As of July 31, 2007 and 2006, $0.4 million of these investments are included in other long-term assets.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenue for maintenance services is generally deferred and recognized ratably over the period during which the services are to be performed.

Through our acquisition of Eastern Research, we acquired network management software that increases network management efficiencies and can be integrated with certain of our communications networking equipment. Accordingly, on transactions involving this software, we account for revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), and all related interpretations. SOP 97-2 includes criteria similar to SAB 104: however, collectibility must be probable rather than reasonably assured.

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

Share-Based Compensation

Effective August 1, 2005, the Company accounts for share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to August 1, 2005, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.

SFAS 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods, or in the period of grant if the requisite service period has been provided, in the Company’s Consolidated Statement of Operations. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options under SFAS 123R. The fair value of a restricted stock unit is equivalent to the market price of the Company’s common stock on the grant date.

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

Concentrations and Significant Customer Information

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, investments and accounts receivable. The Company invests its excess cash primarily in deposits with commercial banks, high-quality corporate securities and U.S. government securities. For the year ended July 31, 2007, two customers accounted for 53% and 16% of the Company’s revenue. For the year ended July 31, 2006, three customers accounted for 43%, 26% and 19% of the Company’s revenue. For the year ended July 31, 2005, four customers accounted for 36%, 24%, 12% and 11% of the Company’s revenue. The Company generally does not require collateral for sales to customers, and the Company’s accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At July 31, 2007 more than 77% of the Company’s accounts receivable balance was attributable to five customers. At July 31, 2006, more than 94% of the Company’s accounts receivable balance was attributable to three customers.

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

Allowance for Doubtful Accounts

The Company evaluates its outstanding accounts receivable balances on an ongoing basis to determine whether an allowance for doubtful accounts should be recorded. Activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	Year Ended July 31,
	2007	2006	2005
Beginning balance	$4,132	$4,132	$4,132
Additions charged to expenses	—	—	—

Ending balance	$4,132	$4,132	$4,132

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

	Year Ended July 31,
	2007	2006	2005
Net income (loss)	$(13,205)	$19,388	$(29,916)
Denominator:
Weighted-average shares of common stock outstanding	279,588	277,782	275,081
Weighted-average shares subject to repurchase	—	—	(58)

Shares used in per-share calculation—basic	279,588	277,782	275,023

Weighted-average shares of common stock outstanding	279,588	277,782	275,023
Weighted common stock equivalents	—	3,423	—

Shares used in per-share calculation—diluted	279,588	281,205	275,023

Net income (loss) per share:
Basic	$(0.05)	$0.07	$(0.11)

Diluted	$(0.05)	$0.07	$(0.11)

Options to purchase 10.7 million, 10.9 million and 26.7 million shares of common stock have not been included in the computation of diluted net income (loss) per share for the years ended July 31, 2007, 2006 and 2005, because their effect would have been anti dilutive.

Segment Information

The Company has determined that it conducts its operations in one business segment. For the year ended July 31, 2007, the geographical distribution of revenue was as follows: United States—73%, Netherlands—16%, and all other countries—11%. For the year ended July 31, 2006, the geographical distribution of revenue was as follows: United States—33%, England—28%, Korea—18% Netherlands—15%, and all other countries—6%. For the year ended July 31, 2005, the geographical distribution of revenue was as follows: United States—40%, England—33%, Japan—9% and all other countries—18%. Long-lived assets consist entirely of property and equipment and are principally located in the United States for all periods presented.

Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

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

Under the terms of the amended agreement, the Allen Organ shareholders and the minority shareholders of Eastern Research were paid an aggregate of $80 million in cash. In addition, the Company assumed all Eastern Research stock options that were outstanding immediately prior to the effective date of the transaction. All unvested Eastern Research stock options became fully vested immediately upon the completion of the transaction. The Eastern Research stock options assumed were converted into options to purchase approximately 951,000 shares of Sycamore common stock. The Company accounted for this acquisition using the purchase method and, accordingly, the results of Eastern Research’s operations have been included in the consolidated financial statements since that date. The total purchase price of the acquisition was as follows (in thousands):

Amount
Cash	$78,818
Fair value of Eastern Research stock options assumed	1,496
Acquisition related transaction costs	4,885

Total purchase price	$85,199

The Company allocated the purchase price to tangible assets, liabilities and identifiable intangible assets acquired, as well as, in-process research and development, based on their estimated fair values. In-process research and development of $12.4 million was written-off in the first quarter of fiscal 2007 and related to a project under development for which technological feasibility had not been established and no future alternative uses for the technology existed at the time of acquisition. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. The excess of the purchase price over the aggregate fair values was recorded as goodwill, which is not deductible for tax purposes. The Company considered a number of factors to determine the purchase price allocation, including engaging a third party valuation firm to independently appraise the fair value of certain assets acquired. Purchased intangibles are amortized on a straight-line basis over their respective estimated useful lives. The total allocation of the purchase price is as follows (in thousands):

Amount
Current assets	$17,744
Property, plant, and equipment	9,951
Intangible assets	31,650
Goodwill	20,334
Liabilities	(6,880)
In-process research and development	12,400

Net assets acquired	$85,199

Intangible assets consist primarily of customer relationships which relate to Eastern Research’s ability to sell existing, in-process and future versions of its products to its existing customers and technology. The following table presents details of the purchased intangible assets acquired as part of the Eastern Research acquisition (in thousands):

	Amount	Estimated Useful Life (in years)
Trademarks	$400	1
Customer relationships	16,000	6-10
Technology	15,250	4-10

Total	$31,650

In the first quarter of fiscal 2007, the Company decided to discontinue the development of Eastern Research’s OX8000 product. This product was in the development stage on the date of acquisition and accordingly the fair value associated with this product was recorded as in-process research and development and expensed on the date of the acquisition. As a result of the Company’s decision to discontinue the OX8000 product, an asset impairment charge of $6.6 million was recorded in the first quarter of fiscal 2007. The charge related to certain intangibles associated with the OX8000 product, specifically customer relationships and other related assets. In addition, the Company recorded a charge of $1.1 million related to OX8000 inventory in cost of product revenue in the first quarter of fiscal 2007. In the fourth quarter of fiscal 2007, the Company decided to cease further development of Eastern Research’s BSG product. As a result of the Company’s decision to cease development of the BSG product, we recorded an asset impairment charge of $10.7 million in the fourth quarter of fiscal 2007. The charge related to certain intangible assets associated with the BSG product, specifically technology of $7.5 million, customer relationships of $2.9 million and other related assets of $0.3 million. In addition, the Company recorded a charge of $0.3 million related to BSG inventory in cost of product revenue.

The Company has undertaken certain restructuring activities at Eastern Research. These activities, which include reductions in staffing and the elimination of a facility, were accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. The cost of these actions was charged to the cost of the acquisition and a corresponding liability of $1.8 million was included in accrued restructuring in the accompanying balance sheet. In accordance with EITF Issue No. 95-3, the Company has finalized its restructuring plans no later than one year from the respective date of the acquisition. Upon finalization of restructuring plans or settlement of obligations for less than the expected amount, any excess reserves are reversed with a corresponding decrease in goodwill or other intangible assets when no goodwill exists.

The following represents the unaudited pro forma results for Sycamore and Eastern Research as though the acquisition of Eastern Research had occurred at the beginning of each period shown (in thousands, except per share data). The unaudited pro forma information, however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Pro Forma
	Year Ended July 31,
	2007	2006
	(Unaudited)
Revenue	$159,421	$145,074
Net loss	$(17,305)	$(9,512)
Net loss per share:
Basic	$(0.06)	$(0.03)
Diluted	$(0.06)	$(0.03)

4.	Inventories

Inventories consisted of the following at July 31, 2007 and 2006 (in thousands):

	2007	2006
Raw materials	$2,845	$1,438
Work in process	4,781	1,848
Finished goods	14,089	2,727

Total	$21,715	$6,013

5.	Property and Equipment

Property and equipment consisted of the following at July 31, 2007 and 2006 (in thousands):

	2007	2006
Computer software and equipment	$76,154	$65,035
Land	3,000	3,000
Furniture and office equipment	2,675	1,459
Leasehold improvements	7,614	2,998

	89,443	72,492
Less accumulated depreciation	(69,831)	(64,668)

Total	$19,612	$7,824

Depreciation expense was $6.6 million, $3.5 million and $4.4 million for the years ended July 31, 2007, 2006 and 2005, respectively.

The Company owns approximately 102 acres of land in Tyngsborough, Massachusetts.

6.	Purchased Intangibles

Purchased intangibles consisted of the following at July 31, 2007 (in thousands):

	Gross	Impairment Charges	Accumulated Amortization	Net
Trademarks	$400	$—	$361	$39
Customer relationships	16,000	8,443	1,608	5,949
Technology	15,250	7,506	2,321	5,423

Total	$31,650	$15,949	$4,290	$11,411

The estimated future amortization expense of purchased intangibles as of July 31, 2007, is as follows (in thousands):

2008	$2,956
2009	2,917
2010	2,917
2011	1,339
2012	1,167
Thereafter	115

Total future minimum lease payments.	$11,411

7.	Lease Commitments

Operating Leases

Rent expense under operating leases was $2.7 million, $1.9 million and $2.5 million for the years ended July 31, 2007, 2006 and 2005, respectively. At July 31, 2007, future minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

2008	$2,759
2009	2,492
2010	2,509
2011	2,535
2012	2,219
Thereafter	3,048

Total future minimum lease payments	$15,562

8.	Income Taxes

Substantially all of the income (loss) before income taxes as shown in the Consolidated Statement of Operations for the years ended July 31, 2007, 2006 and 2005 is derived in the United States.

During the years ended July 31, 2007, 2006 and 2005, due to the Company’s cumulative taxable losses, the net losses incurred during each period and the inability to carryback these losses, the Company has not recorded a current tax benefit for the net operating losses.

The following table presents the components of our provision for income taxes (in thousands):

	July 31,
	2007	2006	2005
Current:
Federal	$572	$390	$—
State	4	39	—
Foreign	123	401	63

	699	830	63

Deferred:
Federal	142	—	—
State	13	—	—
Foreign	—	—	—

	155	—	—

Total Tax Provision	$854	$830	$63

A reconciliation between the statutory federal income tax rate and the Company’s effective tax follows (in thousands):

	July 31,
	2007	2006	2005
Statutory federal income tax (benefit)	$(4,323)	$7,077	$(10,449)
State taxes, net of federal benefit	(757)	686	(907)
Non-deductible stock compensation	—	(24)	609
In-process research and development	4,340	—	—
Research and development credits	(1,332)	—	—
Valuation allowance	2,573	(9,533)	12,015
Other	353	2,624	(1,205)

Tax expense	$854	$830	$63

The components of the Company’s net deferred tax assets at July 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Net operating loss	$262,697	$275,364
Credit carryforwards	19,458	15,711
Restructuring and related accruals	6,676	6,213
Accrued expenses	3,564	4,268
Stock Based Compensation Expense	37,392	34,752
Capital loss	7,076	7,076
Contingencies	5,621	6,224
Depreciation	3,415	5,126
Other, net	3,598	1,612

Total deferred tax assets	$349,497	$356,346

Deferred tax liabilities:
Identified intangibles	(4,365)	—
Indefinite lived intangibles	(155)	—

Total deferred tax liabilities	(4,520)	—

Net deferred tax asset	344,977	356,346
Valuation allowance	(345,132)	(356,346)

Net deferred tax assets (liabilities)	$(155)	$—

At July 31, 2007, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $738.8 million and $120.2 million, respectively. The federal and state net operating loss carryforwards will expire at various dates through 2025. The Company also had federal and state research and development credit carryforwards of approximately $11.1 million and $7.5 million, respectively, which begin to expire in 2019 and 2014, respectively. In fiscal year 1999 (just prior to the initial public offering (“IPO”)), the Company experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with shareholders’ subsequent disposition of those shares, has resulted in one change of control, as defined by Section 382. As a result of the 1999 ownership change, utilization of the Company’s NOLs were subject to an annual limitation under Section 382 determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation which was fully utilized in 2000. Since the 1999 ownership change through April 2006, which is the date of the last ownership change testing, the Company has not experienced any subsequent ownership change and therefore, is not subject to any limitation. Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has established a full valuation allowance of approximately $345,132,000 for such assets, which are comprised principally of net operating loss carryforwards, research and development credits and stock based compensation. The Company recorded a decrease to the valuation allowance of $11.2 million and $12.1 million for the years ended July 31, 2007 and 2006, respectively, which offset the decrease in the net deferred tax assets. The decrease in the valuation allowance was the result of utilizing previously unbenefited net operating loss carryforwards in the current period. As a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets and the fiscal year 2007 acquisition of Eastern Research, the Company has recorded a valuation allowance in excess of its net deferred tax assets to the extent the difference between the book and tax basis of indefinite lived intangible assets is not expected to reverse during the net operating loss carryforward period. The net deferred tax liability of $0.2 million at July 31, 2007 is due to the difference in accounting for the Company’s goodwill, which is amortizable over 15 years for tax purposes, but not amortized for book purposes, in accordance with SFAS No. 142. The net deferred tax liabilities cannot be offset against the Company’s deferred tax assets under U.S. generally accepted accounting principals since they relate to indefinite-lived assets and are not anticipated to reverse in the same period.

Included in the net operating loss carryforwards are stock option deductions of approximately $125.0 million. The benefits of these stock option deductions approximate $47.8 million and will be credited to additional paid-in capital when realized or recognized. As of July 31, 2007, the Company had net operating loss carryforwards of approximately $4.4 million related to the exercise of stock options subsequent to the adoption of SFAS 123R. This amount represents the excess benefit as defined by SFAS 123R and has not been included in the gross deferred tax asset reflected for net operating losses. The benefit of approximately $1.4 million will be credited to additional paid-in capital and approximately $0.3 million will be credited to goodwill when the Company recognizes a cash savings.

9.	Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors (the “Board”) has the authority to issue up to 5,000,000 shares of preferred stock without stockholder approval in one or more series and to fix the rights, preferences, privileges and restrictions of ownership. No shares of preferred stock were outstanding at July 31, 2007 or July 31, 2006.

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

10.	Share-Based Compensation

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

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations for the years ended July 31, 2007 and 2006 (in thousands):

	July 31,
	2007	2006
Cost of product revenue	$172	$208
Cost of service revenue	161	743
Research and development	1,707	2,415
Sales and marketing	2,184	1,283
General and administrative	1,129	1,396

Share-based compensation expense before tax	5,353	6,045
Income tax benefit	(134)	(242)

Net compensation expense	$5,219	$5,803

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2007 and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Araldo Menegon, the Company’s former Vice President, Worldwide Sales and Support, resigned as an executive officer effective September 6, 2006. The Company and Mr. Menegon entered into a Transition Agreement and Release, which provides that, in consideration of Mr. Menegon’s execution of such Agreement and Release and the continuation of his employment through September 6, 2007, Mr. Menegon, is eligible to be covered under the Company’s health plan and receive pay during such period equal to his base salary. In addition, all equity awards granted to Mr. Menegon during his employment will continue to vest through September 6, 2007. The Company determined that, at the date of the Transition Agreement and Release, all service conditions had been satisfied and accordingly, the Company recorded an additional non-cash stock-based compensation charge of $1.5 million related to this modification. Also during fiscal year 2007 the Company modified the terms of certain equity awards for approximately 75 employees to allow additional time to exercise and as a result, the Company recorded additional non-cash share-based compensation expense of $0.8 million.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	July 31,
	2007	2006
Expected option term (1)	6.3 years	6.5 years
Expected volatility factor (2)	54.9%	60.1%
Risk-free interest rate (3)	4.7%	4.7%
Expected annual dividend yield	0.0%	0.0%

(1)	The option term was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

Prior to August 1, 2005, the Company accounted for share-based compensation in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123, and accordingly the Company did not recognize compensation expense for employee share-based awards when the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant. The Company did recognize compensation expense under APB 25 relating to certain stock options and restricted stock with exercise prices below fair market value on the date of grant.

The Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income and earnings per share for the year ended July 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards (in thousands).

July 31, 2005
Net loss as reported:	$(29,916)
Add: Share-based compensation expense included in reported net loss under APB 25	7,725
Deduct: Share-based compensation expense that would have been included in reported net loss if the fair value provisions of FAS 123 had been applied to all awards	(65,033)

Pro forma net loss	$(87,224)

Basic and diluted net loss per share:
As reported	$(0.11)

Pro forma	$(0.32)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

July 31, 2005
Expected option term	5.0 years
Expected volatility factor	78%
Risk-free interest rate	3.8%
Expected annual dividend yield	0.0%

Stock Incentive Plans

The Company currently has four primary stock incentive plans: the 1998 Stock Incentive Plan (the “1998 Plan”), the 1999 Stock Incentive Plan (the “1999 Plan”), the Sirocco 1998 Stock Option Plan (the “Sirocco 1998 Plan”) and the Eastern Research, Inc. Stock Option Plan (the “ERI Plan”). A total of 143,639,941 shares of common stock have been reserved for issuance under these plans. The 1999 Plan is the only one of the four primary plans under which new awards are currently being issued. The total amount of shares that may be issued under the 1999 Plan is the remaining shares to be issued under the 1998 Plan, plus 25,000,000 shares, plus an annual increase equal to the lesser of (i) 18,000,000 shares, (ii) 5% of the outstanding shares on August 1 of each year, or (iii) a lesser number as determined by the Board. The Board of Directors of the Company (the “Board”) voted to not authorize an increase in the number of shares for the 1999 Plan for fiscal year 2007. The plans provide for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other share-based awards to officers, employees, directors, consultants and advisors of the Company. No participant may receive any award, or combination of awards, for more than 1,500,000 shares in any calendar year. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant; however, options are generally granted at a price equal to fair market value of the common stock on the date of grant. The Board determines the term of each option, the option exercise price, and the vesting terms. Stock options generally expire ten years from the date of grant and vest over three to five years.

All employees who have been granted options by the Company under the 1998 and 1999 Plans are eligible to elect immediate exercise of all such options. However, shares obtained by employees who elect to exercise prior to the original option vesting schedule are subject to the Company’s right of repurchase, at the option exercise price, in the event of termination. The Company’s repurchase rights lapse at the same rate as the shares would have become vested under the original vesting schedule. As of July 31, 2007, there were no shares related to immediate option exercises subject to repurchase by the Company.

The Company also has a Non-Employee Director Option Plan (“the Director Plan”) under which a total of 2,220,000 shares of common stock have been authorized and reserved for issuance. As of August 1 of each year, the aggregate number of common shares available for the grant of options under the Director Plan is automatically increased by the number of common shares necessary to cause the total number of common shares available for grant to be 1,500,000. Each non-employee director is granted an option to purchase 90,000 shares which vests over three years upon their initial appointment as a director, and immediately following each annual meeting of stockholders, each non-employee director is automatically granted an option to purchase 30,000 shares which vests in one year. The Board of Directors voted to not authorize an increase in the number of shares for the Director Plan for fiscal year 2007. The Company granted 180,000, 120,000 and 120,000 options under the Director Plan during the years ended July 31, 2007, 2006 and 2005, respectively. At July 31, 2007, 1,200,000 shares were available for grant under the Director Plan. Stock options granted under the Director Plan generally expire ten years from the date of grant and vest over one to three years.

Stock Option Activity

Stock option activity under all of the Company’s stock plans during the three years ended July 31, 2007 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Weighted Average Fair Value of options granted at market value	Weighted Average Fair Value of options granted below market value	Weighted Average Fair Value of options granted above market value
Outstanding at July 31, 2004	30,846,472	$6.95	7.5	$2.69	$2.69	$0.62

Options granted	1,626,500	3.77
Options exercised	(1,595,084)	2.65
Options canceled	(4,192,193)	7.15

Outstanding at July 31, 2005	26,685,695	$6.98	6.6	$2.67	$2.42	$2.56

Options granted	793,750	4.30
Options exercised	(2,855,475)	3.35
Options canceled	(3,442,122)	11.20

Outstanding at July 31, 2006	21,181,848	$6.68	5.8

Options assumed	950,869	2.58
Options granted	745,000	3.75
Options exercised	(1,137,764)	2.40
Options canceled	(1,271,469)	5.29

Outstanding at July 31, 2007	20,468,484	$6.71	4.9

The weighted average grant date fair value of stock options granted was $2.15, $2.69 and $2.67 during fiscal years 2007, 2006 and 2005, respectively.

The intrinsic value of stock options exercised, calculated as the difference between the market value of the shares on the exercise date and the exercise price of the option was $1.7 million, $2.8 million and $1.8 million for fiscal years 2007, 2006 and 2005, respectively.

The total cash received from employees as a result of employee stock option exercises during fiscal years 2007, 2006 and 2005 was $2.7 million, $10.4 million and $5.1 million, respectively.

The following table summarizes information about stock options outstanding at July 31, 2007:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.11— $ 3.77	10,143,849	5.3	$3.27	$9,028,026	9,357,754	$3.25	$8,515,556
$ 3.78 —$ 4.87	3,116,196	6.3	$4.16	—	2,125,682	$4.23	—
$ 4.89— $ 4.89	3,973,666	4.4	$4.89	—	3,973,666	$4.89	—
$ 4.90— $ 54.75	2,947,273	3.1	$14.34	—	2,917,773	$14.43	—
$62.62—$154.00	287,500	2.7	$102.52	—	287,500	$102.52	—

$0.11 —$154.00	20,468,484	4.9	$6.71	$9,028,026	18,662,375	$6.99	$8,515,556

As of July 31, 2007, there was $3.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock

Restricted stock may be issued to employees, officers, directors, consultants, and other advisors. Shares acquired pursuant to a restricted stock agreement are subject to a right of repurchase by the Company which lapses as the restricted stock vests. In the event of termination of services, the Company has the right to repurchase unvested shares at the original issuance price. The vesting period is generally three to five years. The Company issued no shares of restricted stock during the years ended July 31, 2007, 2006 and 2005.

The following table summarizes the status of the Company’s nonvested restricted shares since July 31, 2006:

	Number of Shares	Weighted Average Fair Value
Nonvested at July 31, 2006	165	$7.54
Granted	—	—
Vested	(165)	7.54
Forfeited	—	—

Nonvested at July 31, 2007	—	$7.54

The total fair value of shares vested during fiscal 2007, 2006 and 2005 was approximately $1 thousand, $8 thousand and $1.1 million, respectively.

Employee Stock Purchase Plan

The Company had an Employee Stock Purchase Plan under which a total of 2,250,000 shares of common stock had been reserved for issuance. Eligible employees could purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. Participation was limited to 10% of an employee’s eligible compensation not to exceed amounts allowed by the Internal Revenue Code. On August 1 of each year, the aggregate number of common shares available for purchase under the Employee Stock Purchase Plan was automatically increased by the number of common shares necessary to cause the number of common shares available for purchase to be 2,250,000. During the year ended July 31, 2005, 578,333 shares of common stock were issued under the plan. Effective May 1, 2005, the Company terminated the Employee Stock Purchase Plan.

Deferred Stock Compensation

In connection with the grant of certain stock options and restricted shares to employees through the year ended July 31, 2001, the Company recorded deferred stock compensation equal to the difference between the deemed fair market value of the common stock on the date of grant and the exercise price. Deferred compensation related to options and restricted shares which vest over time is recorded as a component of stockholders’ equity and is amortized over the vesting periods of the related options and restricted shares. During the years ended July 31, 2007, 2006 and 2005, the Company recorded share-based compensation expense relating to these options and restricted shares totaling $5.3 million, $6.0 million and $7.7 million, respectively. During the years ended July 31, 2006 and 2005, the Company reversed deferred stock compensation of $0.2 million and $0.4 million, respectively, relating to former employees that had terminated prior to vesting in the stock options and restricted shares.

Treasury Stock

At July 31, 2003, the Company held 147,000 shares of treasury stock, recorded at the acquisition cost of $11,000. Treasury stock relates to the repurchase upon employee terminations of unvested shares of restricted stock and options exercised prior to vesting. The shares of treasury stock held are either retired or reissued upon the exercise of options or the issuance of other share-based equity awards. During the year ended July 31, 2005, the Company retired 14,000 shares of treasury stock at its acquisition cost of approximately $0.

11.	Employee Benefit Plan

The Company sponsors a defined contribution plan covering substantially all of its employees which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. The Company made matching contributions of $0.8 million, $0.3 million and $0.4 million to the plan during fiscal 2007, 2006 and 2005, respectively.

12.	Related Party Transactions

In July 2000, the Company and the Chairman of the Company’s Board of Directors (the “Chairman”) entered into an Investor Agreement with Tejas Networks India Private Limited, a private company incorporated in India (“Tejas”), pursuant to which the Company and the Chairman each invested $2.2 million in Tejas in exchange for equity shares of Tejas. The Chairman also serves as the Chairman of the Board of Directors of Tejas. An executive officer of the Company also serves as a board member of Tejas. The Company has entered into various agreements with Tejas under which the Company has licensed certain proprietary software development tools to Tejas, and Tejas will assist the Company’s business development efforts in India and also provide maintenance and other services to the Company’s customers in India. During the years ended July 31, 2007, 2006 and 2005, the Company recognized revenue relating to transactions with Tejas of $0.3 million, $0.3 million and $0.1 million, respectively.

Eastern Research executed an OEM agreement with Tejas in March of 2006 under which Tejas provided Eastern Research with hardware, software and support for the sale of the OM 1000 product. In April of 2007 Sycamore amended the OEM agreement with Tejas to assign the agreement to Sycamore and add the OM 1500 and OM 4000 products.

13.	Restructuring Charges and Related Asset Impairments

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

In the first quarter of fiscal 2007, the Company carried out certain restructuring activities in connection with the Eastern Research acquisition which included certain reductions in staffing and the elimination of a facility in Michigan (the “first quarter fiscal 2007 restructuring”). The cost associated with these actions is being charged to the cost of the acquisition and a corresponding liability of $1.8 million is included in the restructuring reserve. During the third quarter of fiscal 2007, the Company adjusted the liability for facility consolidations and certain other costs of $0.1 million due to the expiration of applicable statute of limitations and a lease termination.

In the fourth quarter of fiscal 2007, the Company enacted a restructuring plan and reduced its workforce by 46 employees to better align development resources with future growth opportunities, further improve operational efficiencies, and capitalize on additional acquisition synergies (the “fourth quarter fiscal 2007 restructuring”). As a result of these actions, the Company recorded a restructuring charge of $1.5 million that was comprised primarily of expenses related to the workforce reduction.

As of July 31, 2007, the future restructuring cash payments for the fiscal 2001, the first quarter of fiscal 2002, the fourth quarter of fiscal 2002, the third quarter of fiscal 2005, the first quarter fiscal 2007 and the fourth quarter fiscal 2007 restructuring programs of $1.9 million consist primarily of charges related to workforce reductions that will be substantially paid by the second quarter of fiscal 2008. The restructuring charges and related asset impairments recorded in the fiscal 2001, the first quarter fiscal 2002, the fourth quarter fiscal 2002, the third quarter fiscal 2005, the first quarter fiscal 2007 and the fourth quarter fiscal 2007 restructuring programs, and the reserve activity since that time, are summarized below (in thousands):

	Original Restructuring Charge	Non-cash Charges	Payments	Adjustments	Accrual Balance at July 31, 2006	Additions	Payments	Adjustments	Accrual Balance at July 31, 2007
Workforce reduction	$20,438	$1,816	$16,857	$1,739	$26	$3,130	$1,396	$52	$1,708
Facility consolidations and certain other costs	62,028	9,795	44,010	5,969	2,254	226	2,213	90	177
Inventory and asset write-downs	315,373	210,149	94,420	10,804	—	—	—	—	—
Losses on investments	24,845	24,845	—	—	—	—	—	—	—

Total	$422,684	$246,605	$155,287	$18,512	$2,280	$3,356	$3,609	$142	$1,885

14.	Commitments and Contingencies

Litigation

IPO Allocation Case

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

On December 5, 2006, a panel of the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit panel denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, the issuer parties have informed the district court that the settlement presented to the court cannot be approved because the defined settlement class, like the litigation class, cannot be certified. We cannot predict whether the parties will be able to negotiate a revised settlement that complies with the standards set out in the Second Circuit’s decision. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. If the parties are not able to renegotiate a settlement and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period. On August 14, 2007, the plaintiffs filed a Second Amended Class Action complaint against the Company.

360networks Bankruptcy Case

On April 1, 2003, a complaint was filed against the Company in the United States Bankruptcy Court for the Southern District of New York by the creditors’ committee (the “Committee”) of 360networks (USA), inc. and 360networks services inc. (the “Debtors”). The Debtors were the subject of Chapter 11 bankruptcy cases. The complaint seeks recovery of alleged preferential payments in the amount of approximately $16.1 million, plus interest. The Committee alleges that the Debtors made the preferential payments under Section 547(b) of the Bankruptcy Code to the Company during the 90-day period prior to the Debtors’ bankruptcy filing on account of preexisting claims. Settlement discussions have been ongoing. Trial on the complaint is currently scheduled to be held in late 2007.

Derivative Lawsuits

On May 31, 2006, a purported shareholder derivative action, captioned Weisler v. Barrows (“Weisler”), was filed in the United States District Court for the District of Delaware (the “Delaware Court”), on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers (as amended on October 4, 2006). The plaintiff derivatively claims, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934, Section 304 of the Sarbanes-Oxley Act of 2002, and breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices. The plaintiff seeks unspecified damages, profits, the return of compensation paid by the Company, an injunction and costs and attorneys’ fees. Substantially similar actions, captioned Vanpraet v. Deshpande (“Vanpraet”) and Patel v. Deshpande (“Patel”), were filed in the United States District Court for the District of Massachusetts on June 28, 2006 and July 13, 2006, respectively (the “Massachusetts Court”), and Ariel v. Barrows (“Ariel”) was filed on July 21, 2006 in the United States District Court for the Eastern District of New York (the “New York Court”). None of the plaintiffs made presuit demand on the Company’s Board of Directors prior to filing suit. By Memorandum and Order dated November 6, 2006, the Delaware Court transferred Weisler to the District of Massachusetts. By stipulation of the parties, on November 21, 2006, the New York Court transferred Ariel to the District of Massachusetts. By margin order dated May 24, 2007, the Massachusetts Court consolidated Weisler, Vanpraet, Patel and Ariel (the “Federal Action”). A consolidated demand letter was served on the Company. Proceedings are stayed until October 4, 2007 pending a response to the demand letter. This purported derivative action does not seek affirmative relief from the Company.

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

On September 19, 2006, an additional purported shareholder derivative action, captioned McMahon v. Smith, was filed in the Middlesex Superior Court for the Commonwealth of Massachusetts, on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers. The plaintiff derivatively claims, among other things, breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices, and also that certain defendants misappropriated confidential Company information for personal profit by selling Company stock while in possession of material, non-public information. The plaintiff seeks unspecified damages, profits, an injunction and costs and attorneys’ fees. The plaintiff did not make presuit demand on the Company’s Board of Directors prior to filing suit. On February 16, 2007, the court granted the parties’ joint motion seeking a temporary stay of proceedings. An amended complaint was filed on July 16, 2007 which also named additional officers of the Company as defendants. On August 15, 2007, the defendants filed a motion to dismiss. The purported derivative action does not seek affirmative relief from the Company.

Other Matters

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

The Company is subject to legal proceedings, claims, and litigation, including those from intellectual property matters, arising in the ordinary course of business. On a quarterly basis, the Company reviews its commitments and contingencies to reflect the effect of ongoing negotiations, settlements, rulings, advice of counsel, and other information and events pertaining to a particular case. We are also subject to potential tax liabilities associated with ongoing tax audits and examinations by various tax authorities. As a result, during the third quarter of fiscal 2005, the Company accrued $10.3 million associated with contingencies related to claims, litigation and other disputes, as well as potential liabilities associated with various tax matters. During the fourth quarter of fiscal 2006, the Company increased this accrual by $6.8 million Based on ongoing negotiations and settlement discussions, the Company decreased this accrual by $2.2 million during the fourth quarter of fiscal 2007. While we believe the total amounts accrued are adequate, any subsequent change in our estimates will be recorded at such time the change is probable and estimable.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation assumed under that guarantee. As of July 31, 2007 and 2006, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations, indemnifications for intellectual property infringement claims and indemnifications for officers and directors.

In the normal course of business, the Company may also agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements at July 31, 2007 and 2006 as the Company believes the fair value is not material.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have directors and officers insurance coverage that reduces our exposure and may enable us to recover a portion of any future amounts paid. The Company has incurred expenses under these agreements of $2.4 million and $1.4 million for fiscal years 2007 and 2006, respectively on behalf of eligible persons for legal fees incurred by them in connection with the stock option investigations, the resulting restatement of previously issued financial statements and the subsequent inquiry by the SEC and DOJ of information and documentation related thereto. Due to the Company’s inability to estimate its liabilities in connection with these agreements, the Company has not recorded a liability for these agreements at July 31, 2007 and 2006. The Company maintains insurance policies whereby certain payments may be recoverable subject to the terms and conditions provided in such policies.

Warranty liability

The Company records a warranty liability for parts and labor on its products at the time revenue is recognized. Warranty periods are generally three years from installation date. The estimate of the warranty liability is based primarily on the Company’s historical experience in product failure rates and the expected material and labor costs to provide warranty services.

The following table summarizes the activity related to the product warranty liability (in thousands):

	Year Ended July 31,
	2007	2006
Beginning Balance	$1,136	$1,654
Accruals for warranties during the period	2,679	1,219
Settlements	(629)	(577)
Adjustments	214	(1,160)

Ending Balance	$3,400	$1,136

15.	Selected Quarterly Financial Data (Unaudited)

Consolidated Statement of Operations Data:

(in thousands, except per share amounts)

	October 28, 2006	January 27, 2007	April 28, 2007	July 31, 2007
Revenue	$34,822	$39,646	$43,540	$38,040
Cost of revenue	20,820	23,626	23,379	20,385

Gross profit	14,002	16,020	20,161	17,655

Operating expenses:
Research and development	9,641	11,498	12,240	12,533
Sales and marketing	6,353	5,578	5,879	5,902
General and administrative	7,634	7,053	6,990	7,007
In-process research and development	12,400	—	—	—
Asset impairment	6,555	—	—	10,713
Restructuring	—	—	—	1,486
Reserve for contingency	—	—	—	(2,184)

Total operating expenses	42,583	24,129	25,109	35,457

Income (loss) from operations	(28,581)	(8,109)	(4,948)	(17,802)
Interest and other income, net	11,553	11,536	11,803	12,197

Income (loss) before income taxes	(17,028)	3,427	6,855	(5,605)
Income tax expense	123	78	159	494

Net income (loss)	$(17,151)	$3,349	$6,696	$(6,099)

Basic and diluted net income per share	$(0.06)	$0.01	$0.02	$(0.02)

Consolidated Statement of Operations Data:

(in thousands, except per share amounts)

	October 29, 2005	January 28, 2006	April 29, 2006	July 31, 2006
Revenue	$27,298	$20,835	$22,944	$16,318
Cost of revenue	13,264	10,729	9,405	10,544

Gross profit	14,034	10,106	13,539	5,774

Operating expenses:
Research and development	8,338	7,888	7,975	7,197
Sales and marketing	2,879	2,652	2,951	3,212
General and administrative	3,174	2,425	2,294	3,715
Litigation settlement	—	750	—	—
Reserve for contingency	—	—	—	6,847

Total operating expenses	14,391	13,715	13,220	20,971

Income (loss) from operations	(357)	(3,609)	319	(15,197)
Interest and other income, net	7,430	8,726	10,564	12,343

Income (loss) before income taxes	7,073	5,117	10,883	(2,854)
Income tax expense	219	111	362	139

Net income (loss)	$6,854	$5,006	$10,521	$(2,993)

Basic and diluted net income per share	$0.02	$0.02	$0.04	$(0.01)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management concluded that, as of July 31, 2007, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the heading “Executive Officers” in Part I hereof and set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on December 17, 2007, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2007, is incorporated herein by reference.

We have adopted a business code of ethics and corporate governance that applies to all executive officers, directors and employees of the Company. This business code of ethics and corporate governance is available on our website at www.sycamorenet.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the business code of ethics and corporate governance by posting such information on our website, at the address specified above, unless a Form 8-K is otherwise required by applicable rules of the Nasdaq Global Market.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the heading “Executive Officers” in Part I hereof and set forth under the caption “Compensation and Other Information Concerning Executive Officers” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on December 17, 2007, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2007, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Information Concerning Executive Officers” appearing in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on December 17, 2007 which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2007, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Certain Relationships and Related Transactions” appearing in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on December 17, 2007, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2007, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Principal Accounting Fees and Services” appearing in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on December 17, 2007, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2007, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

The financial statements listed in the accompanying Index to Consolidated Financial Statements on page 46 are filed as part of this report.

2.	Financial Statement Schedules

None

3.	Exhibits

Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated April 12, 2006 and amended and restated as of August 3, 2006, by and among Sycamore Networks, Inc., Bach Group LLC, Allen Organ Company, MusicCo, LLC, LandCo Real Estate, LLC, AOC Acquisition, Inc. and the Representative of the Holders of Capital Stock of Allen Organ Company. (16)

2.2	Escrow Agreement, dated April 12, 2006 and amended and restated as of August 3, 2006, by and among Sycamore Networks, Inc., Steven A. Markowtiz as agent and attorney-in-fact for the Company Shareholders of Allen Organ Company and Wilmington Trust Company, as escrow agent. (16)

3.1	Amended and Restated Certificate of Incorporation of the Company (3)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (5)

3.4	Amended and Restated By-Laws of the Company (3)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (3)(5)

*10.1	1998 Stock Incentive Plan, as amended (1)

*10.2	1999 Non-Employee Directors’ Option Plan (1)

*10.3	1999 Stock Incentive Plan, as amended (6)

*10.4

Form of Indemnification Agreement between Sycamore, the Directors of Sycamore Networks, Inc.

and Executive Officers of Sycamore Networks, Inc., dated as of November 17, 1999, October 15, 2002, October 5, 2004, January 11, 2005, September 6, 2007 or August 1, 2007 (2)

*10.5	Form of Change in Control Agreement between Sycamore Networks, Inc. and Executive Officers of Sycamore Networks, Inc. dated as of November 17, 1999, October 5, 2004 or September 6, 2007 (2)

*10.6	Sirocco Systems, Inc. 1998 Stock Plan (4)

10.7	Lease dated as of October 27, 2000, between Sycamore Networks, Inc. and BCIA New England Holdings LLC for One Executive Drive, Chelmsford, Massachusetts (5)

Number	Exhibit Description
+10.8	Manufacturing Services Agreement between Sycamore Networks, Inc. and Plexus Services Corp. (7)

10.9	Lease Agreement between Sycamore Networks, Inc. and New Boston Mill Road Limited Partnership dated March 8, 2000 (3)

+10.10	Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint (8)

+10.11	Exhibit I dated February 25, 2004 to the Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint (9)

+10.12	Master Purchase Agreement for Technical Equipment and Related Services dated April 22, 2004 between Sycamore Networks, Inc. and Sprint/United Management Company, including Amendment No. 1 dated June 29, 2004 and Amendment No. 2 dated July 19, 2004 (10)

+10.13	Amendment No. 1 to Manufacturing Services Agreement between Sycamore Networks, Inc. and Plexus Services Corp. dated July 26, 2004 (10)

*10.14	Letter Agreement between Sycamore Networks, Inc. and Richard J. Gaynor (11)

*10.15	Agreement and Release dated November 2, 2004 between Sycamore Networks, Inc. and Frances M. Jewels (11)

*10.16	Letter Agreement between Sycamore Networks, Inc. and Alan Cormier (12)

++10.17	Lease Term Expiration Agreement between Sycamore Networks, Inc. and Farley White Associates, LLC dated January 21, 2005 (12)

+10.18	Agreement for the Provision of Hardware, Software, Training, Support and Maintenance and Project Management Services to Vodafone Limited between Vodafone Limited and Sycamore Networks, Inc. dated November 16, 2000, as amended by amendments 1 through 5 (12)

+10.19	Amendment No. 2 dated March 29, 2005, and effective as of October 1, 2004, to the Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint (13)

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

January 6, 2004 (14)

+10.22	Agreement for the Provision of Hardware, Software, Training, Support and Maintenance and Project Management Services to Vodafone Libertel N.V. dated June 12, 2002 (14)

+10.23	Amendment No. 1 dated February 2, 2004 to Agreement for the Provision of Hardware, Software, Training, Support and Maintenance and Project Management Services to Vodafone Libertel N.V. dated June 12, 2002 (14)

+10.24	Purchase Agreement between Sycamore Networks Inc., Chelmsford, MA, USA and Siemens AG Munich, Germany dated June 13, 2002, as amended as of August 8, 2005 (15)

*10.25	Transition Agreement and Release between Sycamore Networks, Inc. and Araldo Menegon dated September 6, 2006. (17)

*10.26	Letter Agreement between Sycamore Networks, Inc. and John B. Scully dated September 6, 2006. (17)

Number	Exhibit Description
*10.27	Relocation Offer and Agreement between Sycamore Networks, Inc. and John B. Scully dated May 4, 2007. (17)

++10.28	First Amendment to Lease between Sycamore Networks, Inc. and Lakn Marlton Associates, LLC dated February 14, 2006. (17)

10.29	Eastern Research, Inc. Stock Option Plan (17)

*10.30	Amendment Number 1 to the Non-Qualified Stock Option Agreement with Kevin Oye, dated April 29, 2002 (17)

21.1	List of subsidiaries

23.1	Consent of PricwaterhouseCoopers LLP

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635) filed with the Commission on August 6, 1999, as amended.
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 1999 filed with the Commission on December 13, 1999.
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630) filed with the Commission on February 17, 2000, as amended.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2000 filed with the Commission on October 24, 2000.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Commission on March 13, 2001.
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2001 filed with the Commission on June 12, 2001.
(7)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2003 filed with the Commission on October 21, 2003.
(8)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 24, 2004 filed with the Commission on February 12, 2004.
(9)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 24, 2004 filed with the Commission on May 13, 2004.
(10)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2004 filed with the Commission on August 23, 2004.
(11)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 filed with the Commission on November 18, 2004.
(12)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 29, 2005 filed with the Commission on February 25, 2005.
(13)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 filed with the Commission on September 12, 2005, as amended.

(14)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2005 filed with the Commission on October 11, 2005, as amended.
(15)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2005 filed with the Commission on November 29, 2005.
(16)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Commission on August 4, 2006.
(17)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2006 filed with the Commission on June 21, 2007.
*	Denotes a management contract or compensatory plan or arrangement.
+	Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, which portions are omitted and filed separately with the Securities and Exchange Commission.
++	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b)	Exhibits

The Company hereby files as part of this Form 10-K the exhibits listed in the Exhibit Index beginning on page 79.

(c)	Financial Statement Schedules:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chelmsford, Commonwealth of Massachusetts, on this 26th day of September 2007.

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

Signature	Title	Date

/S/ GURURAJ DESHPANDE Gururaj Deshpande	Chairman of the Board of Directors	September 26, 2007

/S/ DANIEL E. SMITH Daniel E. Smith	President, Chief Executive Officer and Director	September 26, 2007

/S/ RICHARD J. GAYNOR Richard J. Gaynor	Chief Financial Officer, Vice President, Finance and Administration, Assistant Secretary and Treasurer (Principal Financial and Accounting Officer)	September 26, 2007

/S/ PAUL W. CHISHOLM Paul W. Chisholm	Director	September 26, 2007

/S/ ROBERT E. DONAHUE Robert E. Donahue	Director	September 26, 2007

/S/ PAUL J. FERRI Paul J. Ferri	Director	September 26, 2007

/S/ JOHN W. GERDELMAN John W. Gerdelman	Director	September 26, 2007