Form 10-Q
period 2007-10-27
SYCAMORE NETWORKS INC
filed 2007-11-28
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2007

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

The number of shares outstanding of the registrant’s Common Stock as of November 23, 2007 was 282,992,049.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1.	Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	October 27, 2007	July 31, 2007
Assets
Current assets:
Cash and cash equivalents	$476,536	$249,262
Short-term investments	419,204	658,307
Accounts receivable, net of allowance for doubtful accounts of $72 and $4,132 at October 27, 2007 and July 31, 2007, respectively	37,303	30,521
Inventories	15,716	21,715
Prepaids and other current assets	10,456	4,062

Total current assets	959,215	963,867

Property and equipment, net	19,201	19,612
Long-term investments	27,040	17,182
Purchased intangibles, net	10,668	11,411
Goodwill	20,334	20,334
Other assets	716	664

Total assets	$1,037,174	$1,033,070

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,021	$13,565
Accrued compensation	3,375	2,973
Accrued warranty	3,535	3,400
Accrued expenses	4,416	4,313
Accrued restructuring costs	1,751	1,885
Reserve for contingencies	6,600	14,695
Deferred revenue	10,785	9,765
Other current liabilities	2,701	3,100

Total current liabilities	42,184	53,696

Other long term liabilities	2,039	1,651
Long term deferred revenue	5,426	4,674

Total liabilities	49,649	60,021

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 2,500,000 shares authorized; 282,688 and 280,040 shares issued and outstanding at October 27, 2007 and July 31, 2007, respectively	283	280
Additional paid-in capital	2,027,670	2,020,724
Accumulated deficit	(1,040,658)	(1,047,669)
Accumulated other comprehensive gain (loss)	230	(286)

Total stockholders’ equity	987,525	973,049

Total liabilities and stockholders’ equity	$1,037,174	$1,033,070

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	October 27, 2007	October 28, 2006
Revenue:
Product	$31,417	$30,326
Service	6,569	4,496

Total revenue	37,986	34,822

Cost of revenue:
Product	16,247	18,886
Service	2,833	1,934

Total cost of revenue	19,080	20,820

Gross profit	18,906	14,002

Operating expenses:
Research and development	10,764	9,641
Sales and marketing	5,243	6,353
General and administrative	4,993	7,634
In-process research and development	—	12,400
Asset impairment	—	6,555
Restructuring and related impairments	1,975	—

Total operating expenses	22,975	42,583

Loss from operations	(4,069)	(28,581)
Interest and other income, net	11,411	11,553

Income (loss) before income taxes	7,342	(17,028)
Income tax expense	331	123

Net income (loss)	$7,011	$(17,151)

Net income (loss) per share:
Basic	$0.02	$(0.06)
Diluted	$0.02	$(0.06)

Weighted average shares outstanding:
Basic	280,643	279,342
Diluted	283,604	279,342

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	October 27, 2007	October 28, 2006
Cash flows from operating activities:
Net income (loss)	$7,011	$(17,151)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,942	2,176
Share-based compensation	811	2,382
In-process research and development	—	12,400
Asset impairment	—	6,555
Adjustments to provision for excess and obsolete inventory	1,028	553
Loss on disposal of equipment	—	37
Restructuring and related impairments	1,149	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(6,782)	(13,215)
Inventories	4,791	(904)
Prepaids and other current assets	189	(779)
Deferred revenue	1,772	1,029
Accounts payable	(4,544)	6,362
Accrued expenses and other current liabilities	(6,919)	4,135
Accrued restructuring costs	(134)	1,061

Net cash provided by operating activities	1,314	4,641

Cash flows from investing activities:
Acquisition of business	—	(82,265)
Purchases of property and equipment	(3,514)	(2,311)
Increase in restricted cash	(6,600)	—
Purchases of investments	(66,692)	(142,067)
Proceeds from maturities and sales of investments	296,453	299,579

Net cash provided by investing activities	219,647	72,936

Cash flows from financing activities:
Proceeds from issuance of common stock	6,313	1,599

Net cash provided by financing activities	6,313	1,599

Net increase in cash and cash equivalents	227,274	79,176
Cash and cash equivalents, beginning of period	249,262	169,820

Cash and cash equivalents, end of period	$476,536	$248,996

Cash paid for income taxes	$150	$305

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements

1. Description of Business

Sycamore Networks, Inc. (the “Company”) was incorporated in Delaware on February 17, 1998. The Company develops and markets intelligent bandwidth management solutions for fixed line and mobile network operators worldwide that are designed to enable network operators to efficiently and cost-effectively provision and manage multiservice access and optical network capacity to support a wide range of converged services such as voice, video and data. Sycamore’s global customer base includes domestic and international wireline and wireless network service providers, utility companies, multiple systems operators (MSOs) and government entities with private fiber networks (collectively referred to as “service providers”).

2. Basis of Presentation

The accompanying financial data as of October 27, 2007 and for the three months ended October 27, 2007 and October 28, 2006 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended July 31, 2007.

In the opinion of management, all adjustments necessary to present a fair statement of financial position as of October 27, 2007 and results of operations and cash flows for the periods ended October 27, 2007 and October 28, 2006 have been made. The results of operations and cash flows for the period ended October 27, 2007 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

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

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended
	October 27, 2007	October 28, 2006
Cost of product revenue	$59	$30
Cost of service revenue	46	46
Research and development	290	286
Sales and marketing	216	1,724
General and administrative	200	296

Share-based compensation expense before tax	811	2,382
Income tax benefit	(37)	(17)

Net compensation expense	$774	$2,365

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months ended October 27, 2007 and October 28, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	October 27, 2007	October 28, 2006
Expected option term (1)	6.0 Years	6.5 Years
Expected volatility factor (2)	47%	58%
Risk-free interest rate (3)	4.1%	4.7%
Expected annual dividend yield	0%	0%

(1)	The option term was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Incentive Plans

The Company currently has four primary stock incentive plans: the 1998 Stock Incentive Plan (the “1998 Plan”), the 1999 Stock Incentive Plan (the “1999 Plan”), the Sirocco 1998 Stock Option Plan (the “Sirocco 1998 Plan”) and the Eastern Research, Inc. Stock Option Plan (the “ERI Plan”). A total of 140,988,993 shares of common stock have been reserved for issuance under these plans. The 1999 Plan is the only one of the four primary plans under which new awards are currently being issued. The total amount of shares that may be issued under the 1999 Plan is the remaining shares to be issued under the 1998 Plan, plus 25,000,000 shares, plus an annual increase equal to the lesser of (i) 18,000,000 shares, (ii) 5% of the outstanding shares on August 1 of each year, or (iii) a lesser number as determined by the Board. The Board of Directors of the Company (the “Board”) voted to not authorize an increase in the number of shares for the 1999 Plan for fiscal year 2008. The plans provide for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors, consultants and advisors of the Company. No participant may receive any award, or combination of awards, for more than 1,500,000 shares in any calendar year. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant; however, options are generally granted at equal to or greater than the fair market value of the common stock on the date of grant. The Board determines the contractual term of each option, the option exercise price, and the vesting terms. Stock options generally expire ten years from the date of grant and vest over three to five years.

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

The Company also has a Non-Employee Director Option Plan (the “Director Plan”) under which a total of 2,160,000 shares of common stock have been reserved for issuance. As of August 1 of each year, the aggregate number of common shares available for the grant of options under the Director Plan is automatically increased by the number of common shares necessary to cause the total number of common shares available for grant to be 1,500,000. The Board voted to not authorize an increase in the number of shares for the Director Plan for fiscal year 2008. Each non-employee director is granted an option to purchase 90,000 shares which vests over three years upon their initial appointment as a director, and immediately following each annual meeting of stockholders, each non-employee director is automatically granted an option to purchase 30,000 shares which vests in one year. At October 27, 2007, 1,140,000 shares were available for grant under the Director Plan. Stock options granted under the Director Plan generally expire ten years from the date of grant and vest over one to three years.

Stock option activity under all of the Company’s stock plans since July 31, 2006 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at July 31, 2006	21,181,848	$6.68	5.8

Options assumed	950,869	2.58
Options granted	745,000	3.75
Options exercised	(1,137,764)	2.40
Options canceled	(1,271,469)	5.29

Outstanding at July 31, 2007	20,468,484	$6.71	4.9

Options granted	6,205,871	3.71
Options exercised	(1,996,291)	3.18
Options canceled	(1,362,325)	9.01

Outstanding at October 27, 2007	23,315,739	$6.09	6.0

Options vested and expected to vest	22,271,596	$6.20	5.8

Options exercisable at end of period	16,128,286	$7.13	4.3

Weighted average fair value of options granted	$1.93

The following table summarizes information about stock options outstanding at October 27, 2007:

	Stock Options Outstanding				Stock Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Vested	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.11 - $3.69	5,243,787	4.5	$3.06	$5,925,479	4,738,887	$3.01	$5,591,887
$3.70 - $3.82	9,347,204	8.6	$3.72	$4,393,186	3,263,557	$3.76	$1,403,330
$3.83 - $4.87	2,176,084	5.8	$4.36	—	1,603,328	$4.40	—
$4.89 - $4.89	3,442,541	4.2	$4.89	—	3,442,541	$4.89	—
$4.91- $154.00	3,106,123	2.8	$20.85	—	3,079,973	$20.98	—

$0.11 - $154.00	23,315,739	6.0	$6.09	$10,318,665	16,128,286	$7.13	$6,995,217

The aggregate intrinsic value of outstanding options as of October 27, 2007 was $10.3 million, of which $7.0 million were vested. The intrinsic value of options exercised during the three months ended October 27, 2007 was $1.8 million.

As of October 27, 2007, there was $15.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 3.6 years.

Restricted Stock

Restricted stock may be issued to employees, officers, directors, consultants, and other advisors. Shares acquired pursuant to a restricted stock agreement are subject to a right of repurchase by the Company which lapses as the restricted stock vests. In the event of termination of services, the Company has the right to repurchase unvested shares at the original issuance price. The vesting period is generally three years.

The following table summarizes the status of the Company’s nonvested restricted shares since July 31, 2007:

	Number of Shares	Weighted Average Fair Value
Nonvested at July 31, 2007	—	—
Granted	659,367	$3.71
Vested	—	—
Forfeited	(7,545)	$3.70

Nonvested at October 27, 2007	651,822	$3.71

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	October 27, 2007	October 28, 2006
Numerator:
Net income (loss)	$7,011	$(17,151)

Denominator:
Weighted-average shares of common stock outstanding	280,983	279,342
Weighted-average shares subject to repurchase	(340)	—

Shares used in per-share calculation – basic	280,643	279,342

Weighted-average shares of common stock outstanding	280,643	279,342
Weighted common stock equivalents	2,961	—

Shares used in per-share calculation – diluted	283,604	279,342

Net income (loss) per share:
Basic	$0.02	$(0.06)

Diluted	$0.02	$(0.06)

Anti-dilutive employee stock options to purchase 13.4 million and 11.5 million shares of common stock have not been included in the computation of diluted net income (loss) per share for the three months ended October 27, 2007 and October 28, 2006, respectively, because the options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

5. Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. As of October 27, 2007 and July 31, 2007, investments consisted of (in thousands):

October 27, 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Government securities	$445,896	$350	$(2)	$446,244

Total	$445,896	$350	$(2)	$446,244

July 31, 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Government securities	$675,678	$42	$(231)	$675,489

Total	$675,678	$42	$(231)	$675,489

6. Inventories

Inventories consisted of the following (in thousands):

	October 27, 2007	July 31, 2007
Raw materials	$3,176	$2,845
Work in process	3,265	4,781
Finished goods	9,275	14,089

Total	$15,716	$21,715

7. Purchased Intangibles

Purchased intangibles consisted of the following at October 27, 2007 (in thousands):

	Gross	Accumulated Amortization	Net
Trademarks	$400	$400	$—
Customer relationships	7,000	1,333	5,667
Technology	7,000	1,999	5,001

Total	$14,400	$3,732	$10,668

The estimated future amortization expense of purchased intangibles as of October 27, 2007, is as follows (in thousands):

2008	$2,213
2009	2,917
2010	2,917
2011	1,339
2012	1,167
Thereafter	115

Total	$10,668

8. Comprehensive Income (Loss)

The components of comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended
	October 27, 2007	October 28, 2006
Net income (loss)	$7,011	$(17,151)
Unrealized gain on investments	516	669

Comprehensive income (loss)	$7,527	$(16,482)

9. Restructuring Charges and Related Asset Impairments

In the first quarter of fiscal 2007, the Company carried out certain restructuring activities in connection with the Eastern Research Inc. (“ERI”) acquisition which included certain reductions in staffing and the elimination of a facility in Michigan (the “first quarter fiscal 2007 restructuring”). The cost associated with these actions was charged to the cost of the acquisition and a corresponding liability of $1.8 million was included in the restructuring reserve. During the third quarter of fiscal 2007, the Company adjusted the liability for facility consolidations and certain other costs of $0.1 million due to the expiration of applicable statute of limitations and a lease termination. In the fourth quarter of fiscal 2007, the Company enacted a restructuring plan and reduced its workforce by 46 employees to better align development resources with future growth opportunities, further improve operational efficiencies, and capitalize on additional acquisition synergies (the “fourth quarter fiscal 2007 restructuring”). As a result of these actions, the Company recorded a restructuring charge of $1.5 million that was comprised primarily of expenses related to the workforce reduction.

During the three months ended October 27, 2007, the Company completed a consolidation of its Moorestown, New Jersey facility. This consolidation was completed in conjunction with the fourth quarter fiscal 2007 reduction in workforce of 46 employees across the Company. As a result of these actions, the Company recorded a restructuring charge related to rent and other facility charges related to our Moorestown facility. The charge in first quarter of fiscal 2008 also includes severance charges related to several employees affected by the fourth quarter fiscal 2007 workforce reduction who were on transition programs. These employees were terminated in the first quarter.

As of October 27, 2007, the future restructuring cash payments for the first quarter fiscal 2007, the fourth quarter fiscal 2007, and the first quarter fiscal 2008 restructuring programs of $1.8 million consist primarily of charges related to workforce reductions that will be substantially paid by the second quarter of fiscal 2008 and rent payments to be paid over the next four years. The rollforward of the restructuring accrual is summarized below (in thousands):

	Accrual Balance at July 31, 2007	Additions	Payments	Accrual Balance at October 27, 2007
Workforce reduction	$1,708	$104	$865	$947
Facility consolidations and certain other costs	177	676	49	804

Total	$1,885	$780	$914	$1,751

10. Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective August 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to the adoption of FIN 48.

As of August 1, 2007, the Company has provided a liability of $0.9 million for unrecognized tax benefits related to various foreign income tax matters. As of October 27, 2007, the total amount of unrecognized tax liability is $1.1 million. If recognized, the entire amount would impact the Company’s effective tax rate. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

As of August 1, 2007, the Company has accrued $136 thousand of interest and penalties related to uncertain tax positions. As of October 27, 2007, the total amount of accrued interest and penalties is $152 thousand. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international, and state income taxes.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service, various foreign jurisdictions, and state jurisdictions for the fiscal years ended July 31, 2004, through July 31, 2007.

11. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after July 1, 2008 and as a result, are effective for the Company in the first quarter of fiscal 2009. However, the FASB has recently proposed a one year deferral for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is currently evaluating the potential impact of the SFAS 157 on its consolidated financial statements.

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

12. Commitments and Contingencies

Litigation

IPO Allocation Case

Beginning on July 2, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors (the “Individual Defendants”) and the underwriters for the Company’s initial public offering on October 21, 1999. Some of the complaints also include the underwriters for the Company’s follow-on offering on March 14, 2000. An amended complaint, which is the operative complaint, was filed on April 19, 2002 on behalf of persons who purchased the Company’s common stock between October 21, 1999 and December 6, 2000. The amended complaint alleges claims against the Company, several of the Individual Defendants and the underwriters for violations under Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), primarily based on the assertion that the Company’s lead underwriters, the Company and several of the Individual Defendants made material false and misleading statements in the Company’s Registration Statements and Prospectuses filed with the Securities and Exchange Commission, or the SEC, in October 1999 and March 2000 because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the Company’s public offerings and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. It also alleges claims against the Company, the Individual Defendants and the underwriters under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), primarily based on the assertion that the Company’s lead underwriters, the

Company and the Individual Defendants defrauded investors by participating in a fraudulent scheme and by making materially false and misleading statements and omissions of material fact during the period in question. The amended complaint seeks damages in an unspecified amount.

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

On October 9, 2002, the court dismissed the Individual Defendants from the case without prejudice. This dismissal disposed of the Section 15 and Section 20(a) claims without prejudice, because these claims were asserted only against the Individual Defendants. On October 13, 2004, the court denied the certification of a class in the action against the Company with respect to the Section 11 claims alleging that the defendants made material false and misleading statements in the Company’s Registration Statement and Prospectuses. The certification was denied because no class representative purchased shares between the date of the IPO and January 19, 2000 (the date unregistered shares entered the market), and thereafter suffered a loss on the sale of those shares. The court certified a class in the action against the Company with respect to the Section 10(b) claims alleging that the Company and the Individual Defendants defrauded investors by participating in a fraudulent scheme and by making materially false and misleading statements and omissions of material fact during the period in question. On December 5, 2006, the Second Circuit vacated the district court’s class certification decision. On April 6, 2007, the Second Circuit panel denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify a more narrow class than the one that was rejected.

Prior to the Second Circuit’s December 5, 2006 ruling, a majority of the issuers, including the Company, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed a Second Amended Class Action complaint against the Company. The amended complaint contains a number of changes, including changes to the definition of the purported class of investors, and the elimination of the Individual Defendants as defendants. On September 27, 2007, the plaintiffs filed a motion for class certification in the case against the Company. The Company filed a motion to dismiss the claims against it on November 14, 2007.

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

360networks Bankruptcy Case

On April 1, 2003, a complaint was filed against the Company in the United States Bankruptcy Court for the Southern District of New York by the creditors’ committee (the “Committee”) of 360networks (USA), inc. and 360networks services inc. (the “Debtors”). The Debtors were the subject of Chapter 11 bankruptcy cases. The complaint seeks recovery of alleged preferential payments in the amount of approximately $16.1 million, plus interest. The Committee alleges that the Debtors made the preferential payments under Section 547(b) of the Bankruptcy Code to the Company during the 90-day period prior to the Debtors’ bankruptcy filing on account of preexisting claims. This case was settled in October 2007 for $9.9 million.

Derivative Lawsuits

On May 31, 2006, a purported shareholder derivative action, captioned Weisler v. Barrows (“Weisler”), was filed in the United States District Court for the District of Delaware (the “Delaware Court”), on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers (as amended on October 4, 2006). The plaintiff derivatively claims, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934, Section 304 of the Sarbanes-Oxley Act of 2002, and breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices. The plaintiff seeks unspecified damages, profits, the return of compensation paid by the Company, an injunction and costs and attorneys’ fees. Substantially similar actions, captioned Vanpraet v. Deshpande (“Vanpraet”) and Patel v. Deshpande (“Patel”), were filed in the United States District Court for the District of Massachusetts on June 28, 2006 and July 13, 2006, respectively (the “Massachusetts Court”), and Ariel v. Barrows (“Ariel”) was filed on July 21, 2006 in the United States District Court for the Eastern District of New York (the “New York Court”). None of the plaintiffs made presuit demand on the Company’s Board of Directors prior to filing suit. By Memorandum and Order dated November 6, 2006, the Delaware Court transferred Weisler to the District of Massachusetts. By stipulation of the parties, on November 21, 2006, the New York Court transferred Ariel to the District of Massachusetts. By margin order dated May 24, 2007, the Massachusetts Court consolidated Weisler, Vanpraet, Patel and Ariel (the “Federal Action”). A consolidated demand letter was served on the Company. Proceedings are currently stayed until January 2008 pending a response to the demand letter. This purported derivative action does not seek affirmative relief from the Company.

On June 9, 2006, a purported shareholder derivative action, captioned DeSimone v. Barrows (“DeSimone”), was filed in the Court of Chancery for the State of Delaware, in New Castle County (the “Chancery Court”), on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers (as amended on August 21, 2006). The plaintiff derivatively claimed, among other things, breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices. The plaintiff sought unspecified damages, profits, the return of compensation paid by the Company, an injunction and costs and attorneys’ fees. The plaintiff did not make presuit demand on the Company’s Board of Directors prior to filing suit. On September 5, 2006, all defendants filed motions to dismiss, which were fully briefed by February 20, 2007. On March 9, 2007, the Chancery Court heard oral argument on the motions to dismiss and, after argument, took the matter under advisement. The purported derivative action did not seek affirmative relief from the Company. On June 7, 2007, the Chancery Court granted the defendant’s motion to dismiss. The time for filing an appeal in DeSimone has expired and no such appeal was taken.

On September 19, 2006, an additional purported shareholder derivative action, captioned McMahon v. Smith, was filed in the Middlesex Superior Court for the Commonwealth of Massachusetts, on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers. The plaintiff derivatively claims, among other things, breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices, and also that certain defendants misappropriated confidential Company information for personal profit by selling Company stock while in possession of material, non-public information. The plaintiff seeks unspecified damages, profits, an injunction and costs and attorneys’ fees. The plaintiff did not make presuit demand on the Company’s Board of Directors prior to filing suit. On February 16, 2007, the court granted the parties’ joint motion seeking a temporary stay of proceedings. An amended complaint was filed on July 16, 2007 which also named additional officers of the Company as defendants. On August 15, 2007, the defendants filed a motion to dismiss which was fully briefed by October 1, 2007. On November 19, 2007, the court heard oral argument on the motion to dismiss, and the matter was then taken under advisement. The purported derivative action does not seek affirmative relief from the Company.

Other Matters

On November 19, 2007, the Company received a “Wells Notice” from the Securities and Exchange Commission (the “SEC”) in connection with the previously disclosed ongoing SEC investigation into the Company’s historical stock option granting practices and related accounting. The Wells Notice provides notification that the staff of the SEC (the “Staff”) has made a preliminary determination to recommend that the Commission bring a civil action against the Company for possible violations of the securities laws. Under the process established by the SEC, recipients have the opportunity to respond in writing (a “Wells Submission”) to a Wells Notice before the Staff makes any formal recommendation to the Commission regarding what action, if any, should be brought by the SEC. In connection with the contemplated recommendation, the Staff may seek remedies, including, among other things, a permanent injunction and a civil penalty. The Company intends to provide a Wells Submission to the SEC. There can be no assurance that the SEC will not bring civil enforcement action against the Registrant.

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

The Company is subject to legal proceedings, claims, and litigation, including those from intellectual property matters, arising in the ordinary course of business. On a quarterly basis, the Company reviews its commitments and contingencies to reflect the effect of ongoing negotiations, settlements, rulings, advice of counsel, and other information and events pertaining to a particular case. We are also subject to potential tax liabilities associated with ongoing tax audits and examinations by various tax authorities. As a result, during the third quarter of fiscal 2005, the Company accrued $10.3 million associated with contingencies related to claims, litigation and other disputes, as well as potential liabilities associated with various tax matters. During the fourth quarter of fiscal 2006, the Company increased this accrual by $6.8 million. Based on ongoing negotiations and settlement discussions, the Company decreased this accrual by $2.2 million during the fourth quarter of fiscal 2007. During the first quarter of fiscal 2008, the Company settled three claims for an aggregate amount of $14.7 million of which $8.1 million was paid in cash during the quarter. While we believe the total remaining amount accrued of $6.6 million is adequate, any subsequent change in our estimate for legal proceedings, claims and litigation will be recorded at such time as the change is probable and estimable.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation assumed under that guarantee. As of October 27, 2007, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations, indemnifications for intellectual property infringement claims and indemnifications for officers and directors.

In the normal course of business, the Company may also agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements at October 27, 2007 or July 31, 2007 as the Company believes the fair value is not material.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have directors and officers insurance coverage that reduces our exposure and may enable us to recover a portion of any future amounts paid. The Company has incurred expenses under these agreements of $0.7 million and $0.7 million for the three months ended October 27, 2007 and October 28, 2006, respectively on behalf of eligible persons for legal fees incurred by them in connection with the stock option investigations, the resulting restatement of previously issued financial statements and the subsequent inquiry by the SEC and DOJ of information and documentation related thereto. Due to the Company’s inability to estimate its liabilities in connection with these agreements, the Company has not recorded a liability for these agreements at October 27, 2007 or July 31, 2007. The Company maintains insurance policies whereby certain payments may be recoverable subject to the terms and conditions provided in such policies. During the first quarter of fiscal 2008, the Company received $0.3 million in recoveries under such policies.

Warranty Liability

The Company records a warranty liability for parts and labor on its products at the time revenue is recognized. Warranty periods are generally three years from date of shipment. The estimate of the warranty liability is based primarily on the Company’s historical experience in product failure rates and the expected material costs to provide warranty services.

The following table summarizes the activity related to product warranty liability (in thousands):

	Three Months Ended
	October 27, 2007	October 28, 2006
Beginning balance	$3,400	$1,136
Accruals for warranties during the period	471	619
Settlements	(336)	(217)
Adjustments	—	214

Ending balance	$3,535	$1,752

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, we wish to caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including, without limitation, those risks and uncertainties discussed under the heading “Risk Factors” contained in our Annual Report on Form 10-K for fiscal year ended July 31, 2007. The information discussed in this report should be read in conjunction with our Annual Report on Form 10-K and other reports we file from time to time with the Securities and Exchange Commission (the “SEC”). We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.

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

Executive Summary

We develop and market intelligent bandwidth management solutions for fixed line and mobile network operators worldwide. We also provide services associated with such products. Our current and prospective customers include domestic and international wireline and wireless network service providers, utility companies, multiple systems operators (MSOs) and government entities with private fiber networks (collectively referred to as “service providers”). Our product portfolio includes multiservice cross-connects, multiservice access platforms, access gateways, optical switching platforms and networking software. These products are deployed across multiple segments of a service provider’s network multiservice access networks, metropolitan area networks, large regional networks and the core of a service provider’s fiber optic network. We believe that our intelligent bandwidth management solutions enable service providers to efficiently and cost-effectively provision and manage multiservice access and optical network capacity to support a wide range of converged services such as voice, video and data.

Revenue for the three months ended October 27, 2007 increased 9% to $38.0 million year over year. Net income was $7.0 million for the three months ended October 27, 2007, compared to a net loss of $17.2 million for the same period ended October 28, 2006. The net loss for the three months ended October 28, 2006 included acquisition related charges of $12.4 million for in-process research and development and $6.6 million for asset impairments.

As we remain focused on improvements in our business, our management and Board will continue to consider further strategic options that may serve to maximize shareholder value. These options include, but are not limited to acquiring or making strategic investments in businesses with either complementary technologies or in adjacent market segments in order to add complementary products and services, expand the markets we serve and diversify our customer base.

Our total cash, cash equivalents and investments were $922.8 million at October 27, 2007. Included in this amount were cash and cash equivalents of $476.5 million. We intend to fund our operations, including fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments. We believe that, based on our business plans and current conditions, our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for the next twelve months. We also believe that our current cash, cash equivalents and investments will enable us to pursue the strategic options discussed above.

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

Revenue Recognition

Generally, we recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenue for maintenance services is generally deferred and recognized ratably over the period during which the services are to be performed.

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

We sell network management software that increases network management efficiencies and can be integrated with certain of our communications networking equipment. Accordingly, on transactions involving this software, we account for revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), and all related interpretations. SOP 97-2 includes criteria similar to SAB 104: however, collectibility must be probable rather than reasonably assured.

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

Intangible Assets and Goodwill

Intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful life. The Company evaluates goodwill and intangible assets for impairment annually and when events occur or circumstances change that may reduce the value of the asset below its carrying amount using forecasts of discounted future cash flows. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Goodwill and intangible assets totaled $20.3 million and $10.7 million, respectively, at October 27, 2007. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in the Company’s analysis could materially affect projected cash flows and the Company’s evaluation of goodwill for impairment. Should the fair value of the Company’s goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

Share-Based Compensation Expense

The Company accounts for share-based compensation expense in accordance with SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We have estimated the fair value of share-based options on the date of grant using the Black Scholes pricing model, which is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rate and expected dividends. We are also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

Results of Operations

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Three Months Ended
	October 27, 2007	October 28, 2006	Variance in Dollars	Variance in Percent
Revenue
Product	$31,417	$30,326	$1,091	4%
Service	6,569	4,496	2,073	46%

Total revenue	$37,986	$34,822	$3,164	9%

Total revenue increased for the three months ended October 27, 2007 compared to the same period ended October 28, 2006. Product revenue consists primarily of sales of our intelligent bandwidth management solutions. Product revenue increased for the three months ended October 27, 2007 compared to the same period ended October 28, 2006, primarily due to a higher level of orders from our existing customers to increase the capacity of their networks. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue increased for the three months ended October 27, 2007 compared to the same period ended October 28, 2006, primarily due to the inclusion of service revenue from our access products for the entire current fiscal quarter compared to a partial quarter in the prior year and a higher level of installation services.

For the three months ended October 27, 2007, we had four customers who contributed 10% or more of our total revenue and international revenue represented 53% of our total revenue. We expect future revenue will continue to be highly concentrated in a relatively small number of customers. Customer deployments in any given quarter may cause shifts in the percentage mix of domestic and international revenue. The loss of any one of these customers or any substantial reduction or delay in orders by any one of these customers could materially and adversely affect our business, financial condition and results of operations.

Gross profit

The following table presents gross profit for product and services (in thousands, except percentages):

	Three Months Ended
	October 27, 2007	October 28, 2006
Gross profit:
Product	$15,170	$11,440
Service	3,736	2,562

Total	$18,906	$14,002

Gross profit:
Product	48%	38%
Service	57%	57%

Total	50%	40%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services and other fixed manufacturing costs. Product gross profit increased for the three months ended October 27, 2007 compared to the same period ended October 28, 2006. The increase was primarily due to a non-recurring charge in the three months ended October 28, 2006 of $1.1 million related to OX8000 inventory and favorable product and channel mix in the three months ended October 27, 2007. In the future, product gross profit may fluctuate from period to period due to volume, pricing pressures resulting from intense competition in our industry as well as the enhanced negotiating leverage of certain larger customers. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, overhead absorption, sales discounts, increases in labor costs, excess inventory and obsolescence charges, increases in component pricing or other material costs, the introduction of new products or the entry into new markets with different pricing and cost structures.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit increased for the three months ended October 27, 2007 compared to the same period ended October 28, 2006. The increase was primarily due to a higher level of installation services. As most of our service cost of revenue is fixed, increases or decreases in revenue will have a significant impact on service gross profit. Service gross profit may be affected in future periods by various factors including, but not limited to, the change in mix between technical support services and advanced services, competitive and economic pricing pressures, the enhanced negotiating leverage of certain larger customers, maintenance contract renewals and the timing of renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended
	October 27, 2007	October 28, 2006	Variance in Dollars	Variance in Percent
Research and development	$10,764	$9,641	$1,123	12%
Sales and marketing	5,243	6,353	(1,110)	(17)%
General and administrative	4,993	7,634	(2,641)	(35)%
In-process research and development	—	12,400	(12,400)	(100)%
Asset impairment	—	6,555	(6,555)	(100)%
Restructuring and related impairments	1,975	—	1,975	N/A

Total operating expenses	$22,975	$42,583	$(19,608)	(46)%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses increased for the three months ended October 27, 2007 compared to the same period ended October 28, 2006. The increase was primarily due to increased spending on project related costs. We continue to focus our research and development investments on features and functionality targeted at existing and prospective customer requirements.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, customer evaluation inventory and other sales and marketing support expenses. Sales and marketing expenses decreased for the three months ended October 27, 2007 compared to the same period ended October 28, 2006. The decrease was primarily due to higher costs in the three months ended October 28, 2006 associated with an employment agreement between the Company and the Company’s former Vice President of Worldwide Sales and Support and a resulting non-cash charge of $1.5 million arising from the modification of his stock option agreement. Within our existing spending levels, we continue to allocate sales and marketing resources to those geographic regions where we see the most attractive opportunities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate purposes. General and administrative expenses decreased for the three months ended October 27, 2007 compared to the same period ended October 28, 2006. The decrease was primarily due to lower costs associated with the stock option investigation. The Company recorded approximately $1.3 million and $4.2 million associated with the stock option investigations in the three months ended October 27, 2007 and October 28, 2006, respectively.

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

Asset Impairment

The Company evaluates goodwill and intangible assets for impairment annually and when events occur or circumstances change that may reduce the value of the asset below its carrying amount using forecasts of discounted future cash flows. In the three months ended October 28, 2006, the Company decided to discontinue the development of ERI’s OX8000 product. This product was in the development stage on the date of acquisition and accordingly we recorded in-process research and development expense of $12.4 million on the date of the acquisition. As a result of the Company’s decision to discontinue the OX8000 product, we recorded an asset impairment charge of $6.6 million in the three months ended October 28, 2006. The charge related to certain tangible and intangibles assets associated with the OX8000 product, specifically customer relationships and other related fixed assets. In addition, the Company recorded a charge of $1.1 million related to OX8000 inventory in cost of product revenue.

Restructuring and Related Impairments

During the three months ended October 27, 2007, the Company completed a consolidation of its Moorestown, New Jersey facility and recorded a restructuring charge of $2.0 million. This consolidation was completed in conjunction with the fourth quarter fiscal 2007 reduction in workforce of 46 employees across the Company. The Company completed these actions to better align development resources with future growth opportunities, further improve operational efficiencies, and capitalize on additional acquisition synergies. As a result of these actions, the Company recorded a restructuring charge related to rent and other facility charges related to our Moorestown facility. The charge in first quarter of fiscal 2008 also includes severance charges related to several employees affected by the fourth quarter fiscal 2007 workforce reduction who were on transition programs. These employees were terminated in the first quarter.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Three Months Ended
	October 27, 2007	October 28, 2006	Variance in Dollars	Variance In Percent
Interest and other income, net	$11,411	$11,553	$(142)	(1)%

Interest and other income, net decreased for the three months ended October 27, 2007 compared to the same period ended October 28, 2006. The decrease was primarily due to interest expense related to a contingency settlement paid during the first quarter of fiscal 2008.

Income Tax Expense

Income tax expense of $331 thousand was recorded for the three months ended October 27, 2007 for alternative minimum tax, taxes due on income generated in foreign tax jurisdictions and various states.

As a result of incurring substantial net operating losses from 2001 through 2005, the Company determined that it is more likely than not that its deferred tax assets may not be realizable. Therefore, in accordance with the requirements of FASB 109, the Company maintains a full valuation allowance. If the Company generates sustained future taxable income against which these tax attributes may be applied, some or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to paid in capital and the remainder would be recorded as a reduction in income tax expense.

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $922.8 million at October 27, 2007. Included in this amount were cash and cash equivalents of $476.5 million, compared to $249.3 million at July 31, 2007. The increase in cash and cash equivalents for the three months ended October 27, 2007 was attributable to cash provided by investing activities of $219.6 million, cash provided by operating activities of $1.3 million, and cash provided by financing activities of $6.3 million.

Net cash provided by investing activities was $219.6 million for the three months ended October 27, 2007 and consisted primarily of net maturities of investments of $229.8 offset by an increase in restricted cash of $6.6 million and purchases of property and equipment of $3.5 million.

Net cash generated by operating activities was $1.3 million for the three months ended October 27, 2007. Net income for the three months ended October 27, 2007 was $7.0 million and included non-cash charges including share-based compensation of $0.8 million, an inventory provision of $1.0 million, restructuring charges of $1.1 million and depreciation and amortization of $2.9 million. Accounts receivable increased to $37.3 million at October 27, 2007 from $30.5 million at July 31, 2007. The increase was primarily due to the timing of shipments. Our accounts receivable and days sales outstanding are impacted primarily by the timing of shipments, collections performance and timing of support contract renewals. Inventory levels decreased to $15.7 million at October 27, 2007 from $21.7 million at July 31, 2007. The decrease was primarily due to the timing of shipments and a $1.0 million increase in the excess and obsolescence inventory reserve. Deferred revenue increased to $16.2 million at October 27, 2007 from $14.4 million at July 31, 2007. The change in deferred revenue is due to the timing of maintenance contract renewals and the ongoing amortization of deferred maintenance revenue. Accounts payable decreased to $9.0 million from $13.6 million at July 31, 2007. Accrued expenses and other current liabilities decreased to $20.6 million at October 27, 2007 from $28.5 million at July 31, 2007. The decrease is primarily due to settlement of three reserve contingencies totaling $8.1 million which was accrued in prior years.

Net cash provided by financing activities was $6.3 million for the three months ended October 27, 2007 and consisted of proceeds from employee stock plan activity.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $922.8 million at October 27, 2007. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits and government securities. At October 27, 2007, $419.2 million of investments with maturities of less than one year were classified as short-term investments. Based on our current expectations, we anticipate that some portion of our existing cash and cash equivalents and investments may be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At October 27, 2007, more than 78% of our accounts receivable balance was attributable to four of our customers. In October 2007 we established a letter of credit in the amount of $6.6 million related to the settlement of a reserve contingency. As of October 27, 2007, we do not have any other outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. We currently intend to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments.

As of October 27, 2007, the future restructuring cash payments of $1.8 million consist primarily of charges related to workforce reductions that will be substantially paid by the second quarter of fiscal 2008 and rent payments to be paid over the next four years.

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

At October 27, 2007, our future obligations, which consist of contractual commitments for operating leases and inventory and other purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating leases	$9,601	$2,410	$6,222	$969	$—
Inventory and other purchase commitments	22,139	22,139	—	—	—

Total	$31,740	$24,549	$6,222	$969	$—

Payments made under operating leases will be treated as rent expense for the facilities currently being utilized, or as a reduction of the restructuring liability for payments relating to excess facilities. Payments made for inventory purchase commitments will initially be capitalized as inventory, and will then be recorded as cost of revenue as the inventory is sold or otherwise disposed of.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after July 1, 2008 and as a result, are effective for the Company in the first quarter of fiscal 2009. However, the FASB has recently proposed a one year deferral for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is currently evaluating the potential impact of the SFAS 157 on its consolidated financial statements.

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

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at October 27, 2007, the fair value of the portfolio would decline by approximately $0.6 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business is global, with international revenue representing 27% of total revenue in fiscal 2007, and 53% of revenue in the first quarter of fiscal 2008. We expect that international sales may continue to represent a significant portion of our revenue. Fluctuations in foreign currencies may have an impact on our financial results, although to date the impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 27, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 27, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Litigation

IPO Allocation Case

Beginning on July 2, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors (the “Individual Defendants”) and the underwriters for the Company’s initial public offering on October 21, 1999. Some of the complaints also include the underwriters for the Company’s follow-on offering on March 14, 2000. An amended complaint, which is the operative complaint, was filed on April 19, 2002 on behalf of persons who purchased the Company’s common stock between October 21, 1999 and December 6, 2000. The amended complaint alleges claims against the Company, several of the Individual Defendants and the underwriters for violations under Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), primarily based on the assertion that the Company’s lead underwriters, the Company and several of the Individual Defendants made material false and misleading statements in the Company’s Registration Statements and Prospectuses filed with the Securities and Exchange Commission, or the SEC, in October 1999 and March 2000 because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the Company’s public offerings and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. It also alleges claims against the Company, the Individual Defendants and the underwriters under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), primarily based on the assertion that the Company’s lead underwriters, the Company and the Individual Defendants defrauded investors by participating in a fraudulent scheme and by making materially false and misleading statements and omissions of material fact during the period in question. The amended complaint seeks damages in an unspecified amount.

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

On October 9, 2002, the court dismissed the Individual Defendants from the case without prejudice. This dismissal disposed of the Section 15 and Section 20(a) claims without prejudice, because these claims were asserted only against the Individual Defendants. On October 13, 2004, the court denied the certification of a class in the action against the Company with respect to the Section 11 claims alleging that the defendants made material false and misleading statements in the Company’s Registration Statement and Prospectuses. The certification was denied because no class representative purchased shares between the date of the IPO and January 19, 2000 (the date unregistered shares entered the market), and thereafter suffered a loss on the sale of those shares. The court certified a class in the action against the Company with respect to the Section 10(b) claims alleging that the Company and the Individual Defendants defrauded investors by participating in a fraudulent scheme and by making materially false and misleading statements and omissions of material fact during the period in question. On December 5, 2006, the Second Circuit vacated the district court’s class certification decision. On April 6, 2007, the Second Circuit panel denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify a more narrow class than the one that was rejected.

Prior to the Second Circuit’s December 5, 2006 ruling, a majority of the issuers, including the Company, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed a Second Amended Class Action complaint against the Company. The amended complaint contains a number of changes, including changes to the definition of the purported class of investors, and the elimination of the Individual Defendants as defendants. On September 27, 2007, the plaintiffs filed a motion for class certification in the case against the Company. The Company filed a motion to dismiss the claims against it on November 14, 2007.

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

360networks Bankruptcy Case

On April 1, 2003, a complaint was filed against the Company in the United States Bankruptcy Court for the Southern District of New York by the creditors’ committee (the “Committee”) of 360networks (USA), inc. and 360networks services inc. (the “Debtors”). The Debtors were the subject of Chapter 11 bankruptcy cases. The complaint seeks recovery of alleged preferential payments in the amount of approximately $16.1 million, plus interest. The Committee alleges that the Debtors made the preferential payments under Section 547(b) of the Bankruptcy Code to the Company during the 90-day period prior to the Debtors’ bankruptcy filing on account of preexisting claims. This case was settled in October 2007 for $9.9 million.

Derivative Lawsuits

On May 31, 2006, a purported shareholder derivative action, captioned Weisler v. Barrows (“Weisler”), was filed in the United States District Court for the District of Delaware (the “Delaware Court”), on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers (as amended on October 4, 2006). The plaintiff derivatively claims, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934, Section 304 of the Sarbanes-Oxley Act of 2002, and breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices. The plaintiff seeks unspecified damages, profits, the return of compensation paid by the Company, an injunction and costs and attorneys’ fees. Substantially similar actions, captioned Vanpraet v. Deshpande (“Vanpraet”) and Patel v. Deshpande (“Patel”), were filed in the United States District Court for the District of Massachusetts on June 28, 2006 and July 13, 2006, respectively (the “Massachusetts Court”), and Ariel v. Barrows (“Ariel”) was filed on July 21, 2006 in the United States District Court for the Eastern District of New York (the “New York Court”). None of the plaintiffs made presuit demand on the Company’s Board of Directors prior to filing suit. By Memorandum and Order dated November 6, 2006, the Delaware Court transferred Weisler to the District of Massachusetts. By stipulation of the parties, on November 21, 2006, the New York Court transferred Ariel to the District of Massachusetts. By margin order dated May 24, 2007, the Massachusetts Court consolidated Weisler, Vanpraet, Patel and Ariel (the “Federal Action”). A consolidated demand letter was served on the Company. Proceedings are currently stayed until January 2008 pending a response to the demand letter. This purported derivative action does not seek affirmative relief from the Company.

On June 9, 2006, a purported shareholder derivative action, captioned DeSimone v. Barrows (“DeSimone”), was filed in the Court of Chancery for the State of Delaware, in New Castle County (the “Chancery Court”), on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers (as amended on August 21, 2006). The plaintiff derivatively claimed, among other things, breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices. The plaintiff sought unspecified damages, profits, the return of compensation paid by the Company, an injunction and costs and attorneys’ fees. The plaintiff did not make presuit demand on the Company’s Board of Directors prior to filing suit. On September 5, 2006, all defendants filed motions to dismiss, which were fully briefed by February 20, 2007. On March 9, 2007, the Chancery Court heard oral argument on the motions to dismiss and, after argument, took the matter under advisement. The purported derivative action did not seek affirmative relief from the Company. On June 7, 2007, the Chancery Court granted the defendant’s motion to dismiss. The time for filing an appeal in DeSimone has expired and no such appeal was taken.

On September 19, 2006, an additional purported shareholder derivative action, captioned McMahon v. Smith, was filed in the Middlesex Superior Court for the Commonwealth of Massachusetts, on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers. The plaintiff derivatively claims, among other things, breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices, and also that certain defendants misappropriated confidential Company information for personal profit by selling Company stock while in possession of material, non-public information. The plaintiff seeks unspecified damages, profits, an injunction and costs and attorneys’ fees. The plaintiff did not make presuit demand on the Company’s Board of Directors prior to filing suit. On February 16, 2007, the court granted the parties’ joint motion seeking a temporary stay of proceedings. An amended complaint was filed on July 16, 2007 which also named additional officers of the Company as defendants. On August 15, 2007, the defendants filed a motion to dismiss which was fully briefed by October 1, 2007. On November 19, 2007, the court heard oral argument on the motion to dismiss, and the matter was then taken under advisement. The purported derivative action does not seek affirmative relief from the Company.

Other Matters

On November 19, 2007, the Company received a “Wells Notice” from the Securities and Exchange Commission (the “SEC”) in connection with the previously disclosed ongoing SEC investigation into the Company’s historical stock option granting practices and related accounting. The Wells Notice provides notification that the staff of the SEC (the “Staff”) has made a preliminary determination to recommend that the Commission bring a civil action against the Company for possible violations of the securities laws. Under the process established by the SEC, recipients have the opportunity to respond in writing (a “Wells Submission”) to a Wells Notice before the Staff makes any formal recommendation to the Commission regarding what action, if any, should be brought by the SEC. In connection with the contemplated recommendation, the Staff may seek remedies, including, among other things, a permanent injunction and a civil penalty. The Company intends to provide a Wells Submission to the SEC. There can be no assurance that the SEC will not bring civil enforcement action against the Registrant.

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

The Company is subject to legal proceedings, claims, and litigation, including those from intellectual property matters, arising in the ordinary course of business. On a quarterly basis, the Company reviews its commitments and contingencies to reflect the effect of ongoing negotiations, settlements, rulings, advice of counsel, and other information and events pertaining to a particular case. We are also subject to potential tax liabilities associated with ongoing tax audits and examinations by various tax authorities. As a result, during the third quarter of fiscal 2005, the Company accrued $10.3 million associated with contingencies related to claims, litigation and other disputes, as well as potential liabilities associated with various tax matters. During the fourth quarter of fiscal 2006, the Company increased this accrual by $6.8 million. Based on ongoing negotiations and settlement discussions, the Company decreased this accrual by $2.2 million during the fourth quarter of fiscal 2007. During the first quarter of fiscal 2008, the Company settled three claims for an aggregate amount of $14.7 million of which $8.1 million was paid in cash during the quarter. While we believe the total remaining amount accrued of $6.6 million is adequate, any subsequent change in our estimate for legal proceedings, claims and litigation will be recorded at such time as the change is probable and estimable.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007, as filed with the SEC on September 26, 2007. Except for the risk factors set forth below, there have been no material changes to our risk factors from those previously disclosed in our Form 10-K. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations. The risk factors set forth below were disclosed in our Form 10-K, but have been updated to provide additional information or updates:

Matters related to the investigations into our historical stock option granting practices and the resulting restatements of our previously issued financial statements may result in additional litigation, regulatory proceedings and government enforcement actions.

Our historical stock option granting practices and the initial restatement and further restatement of our previously issued financial statements have exposed us to risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Part II, Item 1- “Legal Proceedings” as well as the other risk factors related to litigation set forth herein and in Item 1A to our Form 10-K. We have provided the results of our independent investigations to the Securities and Exchange Commission (the “SEC”) and in that regard we have responded to formal and informal requests for documents and additional information. We have also provided documents and other information to the United States Attorney’s Office for the District of Massachusetts (the “DOJ”). We intend to continue to cooperate with these governmental agencies.

On November 19, 2007, the Company received a “Wells Notice” from the SEC in connection with the previously disclosed ongoing investigation into our historical stock option granting practices and related accounting. The Wells Notice provides notification that the staff of the SEC (the “Staff”) has made a preliminary determination to recommend that the Commission bring a civil action against the Company for possible violations of the securities laws. In connection with the contemplated recommendation, the Staff may seek remedies, including, among other things, a permanent injunction and a civil penalty.

Under the process established by the SEC, recipients have the opportunity to respond in writing to a Wells Notice (a “Wells Submission”) before the Staff makes any formal recommendation to the Commission regarding what action, if any, should be brought by the SEC. We intend to provide a Wells Submission to the SEC. There can be no assurance that the SEC will not bring civil enforcement action against the Company.

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

The SEC, DOJ, IRS and the DOL are currently conducting investigations of the Company. As discussed above, on November 19, 2007, the Company received a “Wells Notice” from the SEC in connection with its ongoing investigation. The period of time necessary to resolve such investigations and any resulting civil action is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. If we are subject to an adverse finding resulting from any or all such investigations and/or any resulting civil actions, we could be required to pay damages or penalties or have other remedies imposed upon us. The recent restatements of our financial statements, the ongoing investigations, any resulting civil action and the resulting shareholder derivative lawsuits could have an adverse affect on our business, operating results or financial condition. In addition, considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In the three months ended October 27, 2007, the following shares of common stock were surrendered to the Company:

	Total shares purchased *	Average price paid per share
August 1, 2007 – August 25, 2007	—	$—
August 26, 2007 – September 22, 2007	—	—
September 23, 2007 – October 27, 2007	7,545	—

Total	7,545	$—

*	Purchased from departing employees pursuant to preexisting contractual rights.

The Company has not publicly announced any programs to repurchase shares of common stock.

Item 6.	Exhibits

Exhibits:

(a) List of Exhibits

Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

*10.1	Letter Agreement between Sycamore Networks, Inc. and Paul F. Brauneis

*10.2	Indemnification Agreement between Sycamore and Paul F. Brauneis dated as of November 7, 2007 (the form agreement was filed as Exhibit 10.1 to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 1999 filed with the Commission on December 13, 1999 and incorporated herein by reference)

*10.3	Change in Control Agreement between Sycamore Networks, Inc. and Paul F. Brauneis dated as of November 7, 2007 (the form agreement was filed as Exhibit 10.2 to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 1999 filed with the Commission on December 13, 1999 and incorporated herein by reference)

*10.4	1999 Non-Employee Director Stock Option Plan, as Amended

*10.5	1999 Stock Incentive Plan, as Amended

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.
*	Denotes a management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sycamore Networks, Inc.

/s/ Paul F. Brauneis
Paul F. Brauneis
Chief Financial Officer, Vice President, Finance and Administration, Treasurer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: November 28, 2007