Form 10-Q
period 2008-01-26
SYCAMORE NETWORKS INC
filed 2008-02-28
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 26, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares outstanding of the registrant’s Common Stock as of February 25, 2008 was 283,681,609.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	January 26, 2008	July 31, 2007
Assets
Current assets:
Cash and cash equivalents	$466,201	$249,262
Short-term investments	316,537	658,307
Accounts receivable, net of allowance for doubtful accounts of $72 and $4,132 at January 26, 2008 and July 31, 2007, respectively	40,878	30,521
Inventories	14,329	21,715
Prepaids and other current assets	7,032	4,062

Total current assets	844,977	963,867

Property and equipment, net	20,113	19,612
Long-term investments	150,880	17,182
Purchased intangibles, net	9,941	11,411
Goodwill	20,334	20,334
Other assets	727	664

Total assets	$1,046,972	$1,033,070

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,789	$13,565
Accrued compensation	2,334	2,973
Accrued warranty	4,079	3,400
Accrued expenses	3,525	4,313
Accrued restructuring costs	1,000	1,885
Reserve for contingencies	3,300	14,695
Deferred revenue	8,842	9,765
Other current liabilities	2,535	3,100

Total current liabilities	36,404	53,696

Other long term liabilities	1,949	1,651
Long term deferred revenue	5,585	4,674

Total liabilities	43,938	60,021

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 2,500,000 shares authorized; 283,679 and 280,040 shares issued and outstanding at January 26, 2008 and July 31, 2007, respectively	284	280
Additional paid-in capital	2,031,841	2,020,724
Accumulated deficit	(1,030,962)	(1,047,669)
Accumulated other comprehensive gain (loss)	1,871	(286)

Total stockholders’ equity	1,003,034	973,049

Total liabilities and stockholders’ equity	$1,046,972	$1,033,070

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Revenue:
Product	$34,939	$33,295	$66,356	$63,621
Service	6,512	6,351	13,081	10,847

Total revenue	41,451	39,646	79,437	74,468

Cost of revenue:
Product	18,113	20,882	34,360	39,768
Service	3,184	2,744	6,017	4,678

Total cost of revenue	21,297	23,626	40,377	44,446

Gross profit	20,154	16,020	39,060	30,022
Operating expenses:
Research and development	11,490	11,498	22,254	21,139
Sales and marketing	5,266	5,578	10,509	11,931
General and administrative	4,473	7,053	9,466	14,687
In-process research and development	—	—	—	12,400
Asset impairment	—	—	—	6,555
Restructuring and related impairments	(78)	—	1,897	—

Total operating expenses	21,151	24,129	44,126	66,712

Loss from operations	(997)	(8,109)	(5,066)	(36,690)
Interest and other income, net	10,883	11,536	22,294	23,089

Income (loss) before income taxes	9,886	3,427	17,228	(13,601)
Income tax expense	190	78	521	201

Net income (loss)	$9,696	$3,349	$16,707	$(13,802)

Net income (loss) per share:
Basic	$0.03	$0.01	$0.06	$(0.05)
Diluted	$0.03	$0.01	$0.06	$(0.05)
Weighted average shares outstanding:
Basic	282,782	279,664	281,713	279,503
Diluted	284,855	282,114	284,230	279,503

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	January 26, 2008	January 27, 2007
Cash flows from operating activities:
Net income (loss)	$16,707	$(13,802)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,038	5,045
Share-based compensation	2,026	3,536
In-process research and development	—	12,400
Asset impairment	—	6,555
Adjustments to provision for excess and obsolete inventory	1,276	514
Loss on disposal of equipment	—	37
Restructuring and related impairments	1,149	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(10,357)	2,984
Inventories	5,729	(499)
Prepaids and other current assets	(864)	(951)
Deferred revenue	(12)	1,155
Accounts payable	(2,776)	(4,963)
Accrued expenses and other current liabilities	(11,901)	2,826
Accrued restructuring costs	(885)	(571)

Net cash provided by operating activities	6,130	14,266

Cash flows from investing activities:
Acquisition of business	—	(82,265)
Purchases of property and equipment	(6,594)	(4,538)
Increase in restricted cash	(3,300)	—
Purchases of investments	(469,984)	(370,452)
Proceeds from maturities and sales of investments	680,251	546,061

Net cash provided by investing activities	200,373	88,806

Cash flows from financing activities:
Proceeds from issuance of common stock	10,436	1,599

Net cash provided by financing activities	10,436	1,599

Net increase in cash and cash equivalents	216,939	104,671
Cash and cash equivalents, beginning of period	249,262	169,820

Cash and cash equivalents, end of period	$466,201	$274,491

Cash paid for income taxes	$150	$416

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

2. Basis of Presentation

The accompanying financial data as of January 26, 2008 and for the three and six months ended January 26, 2008 and January 27, 2007 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended July 31, 2007.

In the opinion of management, all adjustments necessary to present a fair statement of financial position as of January 26, 2008 and results of operations and cash flows for the periods ended January 26, 2008 and January 27, 2007 have been made. The results of operations and cash flows for the period ended January 26, 2008 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and judgments relied upon in preparing these financial statements include revenue recognition, allowance for doubtful accounts, warranty obligations, inventory allowance, litigation, accrued expenses and other contingencies, intangible assets and goodwill and share-based compensation. Estimates, judgments, and assumptions are reviewed periodically by management and the effects of revisions are reflected in the consolidated financial statements in the period in which they are made.

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

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Cost of product revenue	$94	$90	$153	$120
Cost of service revenue	75	47	121	93
Research and development	481	453	771	739
Sales and marketing	298	182	514	1,906
General and administrative	267	382	467	678

Share-based compensation expense before tax	1,215	1,154	2,026	3,536
Income tax benefit	(23)	(26)	(60)	(52)

Net compensation expense	$1,192	$1,128	$1,966	$3,484

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three and six months ended January 26, 2008 and January 27, 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Expected option term (1)(2)	5.3 Years	6.5 Years	5.9 Years	6.5 Years
Expected volatility factor (3)	42%	58%	46%	58%
Risk-free interest rate (4)	2.9%	4.7%	3.9%	4.7%
Expected annual dividend yield	0%	0%	0%	0%

(1)	Beginning in the second quarter of fiscal 2008, the Company determined the expected option term for several groups of employees. The amount provided in the above table represents the average expected behavior for certain groups of employees who have historically exhibited different behavior.
(2)	The expected option term for fiscal year 2007 and the first quarter of fiscal 2008 were determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.
(4)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Incentive Plans

The Company currently has four primary stock incentive plans: the 1998 Stock Incentive Plan (the “1998 Plan”), the 1999 Stock Incentive Plan (the “1999 Plan”), the Sirocco 1998 Stock Option Plan (the “Sirocco 1998 Plan”) and the Eastern Research, Inc. Stock Option Plan (the “ERI Plan”). A total of 140,006,185 shares of common stock have been reserved for issuance under these plans. The 1999 Plan is the only one of the four primary plans under which new awards are currently being issued. The total amount of shares that may be issued under the 1999 Plan is the remaining shares to be issued under the 1998 Plan, plus 25,000,000 shares, plus an annual increase equal to the lesser of (i) 18,000,000 shares, (ii) 5% of the outstanding shares on August 1 of each year, or (iii) a lesser number as determined by the Board. The Board of Directors of the Company (the “Board”) voted to not authorize an increase in the number of shares for the 1999 Plan for fiscal year 2008. The plans provide for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors, consultants and advisors of the Company. No participant may receive any award, or combination of awards, for more than 1,500,000 shares in any calendar year. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant; however, options are generally granted at equal to or greater than the fair market value of the common stock on the date of grant. The Board determines the contractual term of each option, the option exercise price, and the vesting terms. Stock options generally expire ten years from the date of grant and vest over three to five years.

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

The Company also has a Non-Employee Director Option Plan (the “Director Plan”) under which a total of 2,130,000 shares of common stock have been reserved for issuance. As of August 1 of each year, the aggregate number of common shares available for the grant of options under the Director Plan is automatically increased by the number of common shares necessary to cause the total number of common shares available for grant to be 1,500,000. The Board voted to not authorize an increase in the number of shares for the Director Plan for fiscal year 2008. Each non-employee director is granted an option to purchase 90,000 shares which vests over three years upon their initial appointment as a director, and immediately following each annual meeting of stockholders, each non-employee director is automatically granted an option to purchase 30,000 shares which vests in one year. At January 26, 2008, 1,290,000 shares were available for grant under the Director Plan. Stock options granted under the Director Plan generally expire ten years from the date of grant and vest over one to three years.

Stock option activity under all of the Company’s stock plans since July 31, 2006 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at July 31, 2006	21,181,848	$6.68	5.8

Options assumed	950,869	2.58
Options granted	745,000	3.75
Options exercised	(1,137,764)	2.40
Options canceled	(1,271,469)	5.29

Outstanding at July 31, 2007	20,468,484	$6.71	4.9

Options granted	7,328,471	3.74
Options exercised	(2,989,314)	3.11
Options canceled	(1,986,223)	9.04

Outstanding at January 26, 2008	22,821,418	$6.03	5.9

Options vested and expected to vest	21,466,415	$6.17	5.7

Options exercisable at end of period	14,991,288	$7.22	4.1

Weighted average fair value of options granted for the six months ended January 26, 2008	$1.84

The following table summarizes information about stock options outstanding at January 26, 2008:

	Stock Options Outstanding			Stock Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Vested	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.11 - $ 3.69	4,536,708	4.2	$3.13	$1,585,888	4,067,370	$3.08	$1,585,888
$ 3.70 - $ 3.70	5,843,383	9.4	$3.70	—	181,532	$3.70	—
$ 3.71 - $ 4.56	5,604,466	6.6	$3.90	—	3,991,700	$3.88	—
$ 4.59 - $ 29.13	6,507,761	3.4	$7.53	—	6,421,586	$7.90	—
$ 46.13 - $ 154.00	329,100	2.3	$87.58	—	329,100	$87.58	—

$ 0.11 - $ 154.00	22,821,418	5.9	$6.03	$1,585,888	14,991,288	$7.22	$1,585,888

The aggregate intrinsic value of outstanding options as of January 26, 2008 was $1.6 million, all of which were vested. The intrinsic value of options exercised during the three and six months ended January 26, 2008 was $0.9 million and $2.7 million, respectively.

As of January 26, 2008 there was $16.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 3.6 years.

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

The following table summarizes the status of the Company’s nonvested restricted shares since July 31, 2007:

	Number of Shares	Weighted Average Fair Value
Nonvested at July 31, 2007	—	—
Granted	661,267	$3.71
Vested	(53,550)	$3.70
Forfeited	(11,275)	$3.70

Nonvested at January 26, 2008	596,442	$3.71

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Numerator:
Net income (loss)	$9,696	$3,349	$16,707	$(13,802)

Denominator:
Weighted-average shares of common stock outstanding	283,378	279,664	282,181	279,503
Weighted-average shares subject to repurchase	(596)	—	(468)	—

Shares used in per-share calculation – basic	282,782	279,664	281,713	279,503

Weighted-average shares of common stock outstanding	282,782	279,664	281,713	279,503
Weighted common stock equivalents	2,073	2,450	2,517	—

Shares used in per-share calculation – diluted	284,555	282,114	284,230	279,503

Net income (loss) per share:
Basic	$0.03	$0.01	$0.06	$(0.05)

Diluted	$0.03	$0.01	$0.06	$(0.05)

Employee stock options to purchase 16.7 million, 12.7 million, 14.6 million and 10.8 million shares of common stock have not been included in the computation of diluted net income (loss) per share for the three and six months ended January 26, 2008 and January 27, 2007, respectively, because the options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

5. Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company’s short and long term investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of short and long term investments is determined based on quoted market prices at the reporting date for those instruments. As of January 26, 2008 and July 31, 2007, investments consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
January 26, 2008:
Government securities	$465,352	$2,065	$—	$467,417

Total	$465,352	$2,065	$—	$467,417

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
July 31, 2007:
Government securities	$675,678	$42	$(231)	$675,489

Total	$675,678	$42	$(231)	$675,489

6. Inventories

Inventories consisted of the following (in thousands):

	January 26, 2008	July 31, 2007
Raw materials	$2,693	$2,845
Work in process	2,652	4,781
Finished goods	8,984	14,089

Total	$14,329	$21,715

7. Purchased Intangibles

Purchased intangibles consisted of the following at January 26, 2008 (in thousands):

	Gross	Accumulated Amortization	Net
Trademarks	$400	$400	$—
Customer relationships	7,000	1,624	5,376
Technology	7,000	2,435	4,565

Total	$14,400	$4,459	$9,941

The estimated future amortization expense of purchased intangibles as of January 26, 2008 is as follows (in thousands):

2008	$1,486
2009	2,917
2010	2,917
2011	1,339
2012	1,167
Thereafter	115

Total	$9,941

8. Comprehensive Income (Loss)

The components of comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Net income (loss)	$9,696	$3,349	$16,707	$(13,802)
Unrealized gain on investments, net	1,641	34	2,157	703

Comprehensive income (loss)	$11,337	$3,383	$18,864	$(13,099)

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

During the three months ended October 27, 2007, the Company completed a consolidation of its Moorestown, New Jersey facility. This consolidation was completed in conjunction with the decision in the fourth quarter of fiscal 2007 to reduce its workforce by 46 employees across the Company. As a result of these actions, the Company recorded a restructuring charge related to rent and other facility charges related to our Moorestown facility. The charge in the first quarter of fiscal 2008 of $0.8 million also includes severance costs related to several employees affected by the fourth quarter fiscal 2007 workforce reduction decision who were placed on transition programs and whose employment was terminated in the first quarter fiscal 2008.

As of January 26, 2008, the future restructuring cash payments for the first quarter fiscal 2007, the fourth quarter fiscal 2007, and the first quarter fiscal 2008 restructuring programs of $1.0 million consist primarily of charges related to workforce reductions that will be substantially paid by the fourth quarter of fiscal 2008 and rent payments to be paid over the next four years. The rollforward of the restructuring accrual is summarized below (in thousands):

	Accrual Balance at July 31, 2007	Additions	Payments	Accrual Balance at January 26, 2008
Workforce reduction	$1,708	$104	$1,499	$313
Facility consolidations and certain other costs	177	676	166	687

Total	$1,885	$780	$1,665	$1,000

10. Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective August 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to the adoption of FIN 48.

As of August 1, 2007, the Company has provided a liability of $0.9 million for unrecognized tax benefits related to various foreign income tax matters. As of January 26, 2008, the total amount of unrecognized tax liability is $1.1 million. If recognized, the entire amount would impact the Company’s effective tax rate. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

As of August 1, 2007, the Company has accrued $136 thousand of interest and penalties related to uncertain tax positions. As of January 26, 2008, the total amount of accrued interest and penalties is $168 thousand. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international, and state income taxes.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service, various foreign jurisdictions, and state jurisdictions for the fiscal years ended July 31, 2004, through July 31, 2007.

11. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after July 1, 2008 and as a result, are effective for the Company in the first quarter of fiscal 2009. However, the FASB has recently approved a one year deferral for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is currently evaluating the potential impact of the SFAS 157 on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and as a result, is effective for the Company in the first quarter of fiscal 2010. The company is currently evaluating the potential impact of SFAS 141R.

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

Prior to the Second Circuit’s December 5, 2006 ruling, a majority of the issuers, including the Company, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed a Second Amended Class Action complaint against the Company. The amended complaint contains a number of changes, including changes to the definition of the purported class of investors, and the elimination of the Individual Defendants as defendants. The Company filed a motion to dismiss the amended complaint on November 14, 2007. On the same date, the underwriters filed a motion to dismiss the amended complaint. On September 27, 2007, the plaintiffs filed a motion for class certification in the Company’s case. On December 21, 2007, the Company and the underwriters filed papers opposing plaintiffs’ class certification motion and plaintiffs filed an opposition to defendants’ motions to dismiss. On January 28, 2008, the Company and the underwriters filed reply briefs in further support of their motions to dismiss the amended complaints.

The Company cannot predict whether the parties will be able to negotiate a revised settlement that complies with the standards set out in the Second Circuit’s decision. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. If the parties are not able to renegotiate a settlement and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

Derivative Lawsuits

On May 31, 2006, a purported shareholder derivative action, captioned Weisler v. Barrows (“Weisler”), was filed in the United States District Court for the District of Delaware (the “Delaware Court”), on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers (as amended on October 4, 2006). The plaintiff derivatively claims, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934, Section 304 of the Sarbanes-Oxley Act of 2002, and breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices. The plaintiff seeks unspecified damages, profits, the return of compensation paid by the Company, an injunction and costs and attorneys’ fees. Substantially similar actions, captioned Vanpraet v. Deshpande (“Vanpraet”) and Patel v. Deshpande (“Patel”), were filed in the United States District Court for the District of Massachusetts on June 28, 2006 and July 13, 2006, respectively (the “Massachusetts Court”), and Ariel v. Barrows (“Ariel”) was filed on July 21, 2006 in the United States District Court for the Eastern District of New York (the “New York Court”). None of the plaintiffs made presuit demand on the Company’s Board of Directors prior to filing suit. By Memorandum and Order dated November 6, 2006, the Delaware Court transferred Weisler to the District of Massachusetts. By stipulation of the parties, on November 21, 2006, the New York Court transferred Ariel to the District of Massachusetts. By margin order dated May 24, 2007, the Massachusetts Court consolidated Weisler, Vanpraet, Patel and Ariel (the “Federal Action”). Subsequent to that consolidation, plaintiffs in the Federal Action served a demand letter on the Company. Proceedings in the Federal Action are currently stayed pending the Company’s response to the demand letter. The Federal Action does not seek affirmative relief from the Company.

On September 19, 2006, an additional purported shareholder derivative action, captioned McMahon v. Smith, was filed in the Middlesex Superior Court for the Commonwealth of Massachusetts, on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers. The plaintiff derivatively claims, among other things, breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices, and also that certain defendants misappropriated confidential Company information for personal profit by selling Company stock while in possession of material, non-public information. The plaintiff seeks unspecified damages, profits, an injunction and costs and attorneys’ fees. The plaintiff did not make presuit demand on the Company’s Board of Directors prior to filing suit. An amended complaint was filed on July 16, 2007 which also named additional officers of the Company as defendants. On August 15, 2007, the defendants filed a motion to dismiss which was fully briefed by October 1, 2007. On November 19, 2007, the court heard oral arguments on the motion to dismiss, and the matter was then taken under advisement. The purported derivative action does not seek affirmative relief from the Company.

In October 2007, a purported Sycamore Networks, Inc. shareholder filed a complaint for violation of Section (16) of the Securities Exchange Act of 1934, which prohibits short-swing trading against the Company’s Initial Public Offering underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., in District Court for the Western District of Washington seeks recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company in this matter.

Other Matters

On November 19, 2007, the Company received a “Wells Notice” from the Securities and Exchange Commission (the “SEC”) in connection with the previously disclosed ongoing SEC investigation into the Company’s historical stock option granting practices and related accounting. The Wells Notice provides notification that the staff of the SEC (the “Staff”) has made a preliminary determination to recommend that the Commission bring a civil action against the Company for possible violations of the securities laws. Under the process established by the SEC, recipients have the opportunity to respond in writing (a “Wells Submission”) to a Wells Notice before the Staff makes any formal recommendation to the Commission regarding what action, if any, should be brought by the SEC. In connection with the contemplated recommendation, the Staff may seek remedies, including, among other things, a permanent injunction and a civil penalty. The Company has provided a Wells Submission to the SEC. There can be no assurance that the SEC will not bring civil enforcement action against the Registrant.

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

The Company is subject to legal proceedings, claims, and litigation, including those from intellectual property matters, arising in the ordinary course of business. On a quarterly basis, the Company reviews its commitments and contingencies to reflect the effect of ongoing negotiations, settlements, rulings, advice of counsel, and other information and events pertaining to a particular case. The Company is also subject to potential tax liabilities associated with ongoing tax audits and examinations by various tax authorities. As a result, during the third quarter of fiscal 2005, the Company accrued $10.3 million associated with contingencies related to claims, litigation and other disputes, as well as potential liabilities associated with various tax matters. During the fourth quarter of fiscal 2006, the Company increased this accrual by $6.8 million. Based on ongoing negotiations and settlement discussions, the Company decreased this accrual by $2.2 million during the fourth quarter of fiscal 2007. During the first quarter of fiscal 2008, the Company settled three claims for an aggregate amount of $14.7 million of which $11.4 million was paid in cash during the first and second quarters. While the Company believes the total remaining amount accrued of $3.3 million is adequate, any subsequent change in our estimate will be recorded at such time as the change is probable and estimable.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation assumed under that guarantee. As of January 26, 2008, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations, indemnifications for intellectual property infringement claims and indemnifications for officers and directors.

In the normal course of business, the Company may also agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements at January 26, 2008 or July 31, 2007 as the Company believes the fair value is not material.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not limited; however, the Company has directors and officers insurance coverage that reduces our exposure and may enable the Company to recover a portion of any future amounts paid. The Company has incurred expenses under these agreements of $1.1 million, $536 thousand, $1.8 million and $1.3 million for the three and six months ended January 26, 2008 and January 27, 2007, respectively on behalf of eligible persons for legal fees incurred by them in connection with the stock option investigations, the resulting restatement of previously issued financial statements and the subsequent inquiry by the SEC and DOJ of information and documentation related thereto. Due to the Company’s inability to estimate its liabilities in connection with these agreements, the Company has not recorded a liability for these agreements at January 26, 2008 or July 31, 2007. The Company maintains insurance policies whereby certain payments may be recoverable subject to the terms and conditions provided in such policies. During the first six months of fiscal 2008, the Company received $0.3 million in recoveries under such policies.

Warranty Liability

The Company records a warranty liability for parts and labor on its products at the time revenue is recognized. Warranty periods are generally three years from date of shipment. The estimate of the warranty liability is based primarily on the Company’s historical experience in product failure rates and the expected material costs to provide warranty services.

The following table summarizes the activity related to product warranty liability (in thousands):

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Beginning balance	$3,535	$1,752	$3,400	$1,136
Accruals for warranties during the period	524	689	995	1,308
Settlements	(58)	(181)	(298)	(398)
Adjustments	78	—	(18)	214

Ending balance	$4,079	$2,260	$4,079	$2,260

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

Executive Summary

We develop and market intelligent bandwidth management solutions for fixed line and mobile network operators worldwide. We also provide support services associated with such products. Our current and prospective customers include domestic and international wireline and wireless network service providers, utility companies, multiple systems operators (MSOs) and government entities with private fiber networks (collectively referred to as “service providers”). Our product portfolio includes multiservice cross-connects, multiservice access platforms, access gateways, optical switching platforms and network management software. These products are deployed across multiple segments of a service provider’s network infrastructure, including access networks, metropolitan area networks, large regional networks and fiber optic core network. We believe that our intelligent bandwidth management solutions enable service providers to efficiently and cost-effectively provision and manage network capacity to support a wide range of converged services such as voice, video and data.

Revenue for the three months ended January 26, 2008 increased 5% to $41.5 million year over year. Revenue for the six months ended January 26, 2008 increased 7% to $79.4 million year over year. Net income for the three months ended January 26, 2008 was $9.7 million compared to net income of $3.3 million for the same period ended January 27, 2007. Net income for the six months ended January 26, 2008 was $16.7 million compared to a net loss of $13.8 million for the same period ended January 27, 2007. The net loss for the six months ended January 27, 2007 included acquisition related charges of $12.4 million for in-process research and development and $6.6 million for asset impairments.

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

Our total cash, cash equivalents and investments were $933.6 million at January 26, 2008. Included in this amount were cash and cash equivalents of $466.2 million. We intend to fund our operations, including fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments. We believe that, based on our business plans and current conditions, our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for the next twelve months. We also believe that our current cash, cash equivalents and investments will enable us to pursue the strategic options discussed above.

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

Investments

We account for our marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. The Company would recognize an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

Reserve for Contingencies

We are subject to various claims, litigation and other disputes, as well as potential liabilities associated with various tax matters. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals, if any, are based only on the most current and dependable information available at any given time. As additional information becomes available, we may reassess the potential liability from pending claims, litigation and tax matters and the probability of claims being successfully asserted against us. As a result, it may be necessary to revise our estimates related to these pending claims, litigation and other disputes and potential liabilities associated with various tax matters. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations, financial position and cash flows in the future.

Intangible Assets and Goodwill

Intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful life. The Company evaluates goodwill and intangible assets for impairment annually and when events occur or circumstances change that may reduce the value of the asset below its carrying amount using forecasts of discounted future cash flows. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Goodwill and intangible assets totaled $20.3 million and $9.9 million, respectively, at January 26, 2008. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in the Company’s analysis could materially affect projected cash flows and the Company’s evaluation of goodwill for impairment. Should the fair value of the Company’s goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

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

Results of Operations

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	January 26, 2008	January 27, 2007	Variance in Dollars	Variance in Percent	January 26, 2008	January 27, 2007	Variance in Dollars	Variance in Percent
Revenue
Product	$34,939	$33,295	$1,644	5%	$66,356	$63,621	$2,735	4%
Service	6,512	6,351	161	3%	13,081	10,847	2,234	21%

Total revenue	$41,451	$39,646	$1,805	5%	$79,437	$74,468	$4,969	7%

Total revenue increased for the three and six months ended January 26, 2008 compared to the same periods ended January 27, 2007. Product revenue consists primarily of sales of our intelligent bandwidth management solutions. Product revenue increased for the three and six months ended January 26, 2008 compared to the same periods ended January 27, 2007, primarily due to a higher level of orders from our existing customers to increase the capacity of their networks. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue increased for the three months ended January 26, 2008 primarily due to an increase in training services. Service revenue increased for the six months ended January 26, 2008 compared to the same periods ended January 27, 2007, primarily due to the inclusion of service revenue from our access products for the entire current fiscal year compared to a partial year in the previous fiscal year.

For the three months ended January 26, 2008, we had two customers who contributed 10% or more of our total revenue and international revenue represented 57% of our total revenue. We expect future revenue will continue to be highly concentrated in a relatively small number of customers. Customer deployments in any given quarter may cause shifts in the percentage mix of domestic and international revenue. The loss of any one of these customers or any substantial reduction or delay in orders by any one of these customers could materially and adversely affect our business, financial condition and results of operations.

Gross profit

The following table presents gross profit for product and services (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Gross profit:
Product	$16,826	$12,413	$31,996	$23,853
Service	3,328	3,607	7,064	6,169

Total	$20,154	$16,020	$39,060	$30,022

Gross profit:
Product	48%	37%	48%	37%
Service	51%	57%	54%	57%

Total	49%	40%	49%	40%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services and other fixed manufacturing costs. Product gross profit increased for the three and six months ended January 26, 2008 compared to the same periods ended January 27, 2007. The increase was primarily due to a non-recurring charge in the first quarter of fiscal 2007 of $1.1 million related to OX8000 inventory and favorable product and channel mix in the three months and six months ended January 26, 2008. In the future, product gross profit may fluctuate from period to period due to volume, pricing pressures resulting from intense competition in our industry as well as the enhanced negotiating leverage of certain larger customers. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, overhead absorption, sales discounts, increases in labor costs, excess inventory and obsolescence charges, increases in component pricing or other material costs, the introduction of new products or the entry into new markets with different pricing and cost structures.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit decreased for the three month period and increased for the six month period ended January 26, 2008 compared to the same periods ended January 27, 2007. The decrease for the three months is primarily related to a change in the mix of customers and services provided. The increase was primarily due to a higher level of installation services. As most of our service cost of revenue is fixed, increases or decreases in revenue will have a significant impact on service gross profit. Service gross profit may be affected in future periods by various factors including, but not limited to, the change in mix between technical support services and advanced services, competitive and economic pricing pressures, the enhanced negotiating leverage of certain larger customers, maintenance contract renewals and the timing of renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	January 26,	January 27,	Variance	Variance	January 26,	January 27,	Variance	Variance
	2008	2007	in Dollars	in Percent	2008	2007	in Dollars	in Percent
Research and development	$11,490	$11,498	$(8)	(0)%	$22,254	$21,139	$1,115	5%
Sales and marketing	5,266	5,578	(312)	(6)%	10,509	11,931	(1,422)	(12)%
General and administrative	4,473	7,053	(2,580)	(37)%	9,466	14,687	(5,221)	(36)%
In-process research and development	—	—	—	N/A	—	12,400	(12,400)	N/A
Asset impairment	—	—	—	N/A	—	6,555	(6,555)	N/A
Restructuring and related impairments	(78)	—	(78)	N/A	1,897	—	1,897	N/A

Total operating expenses	$21,151	$24,129	$(2,978)	(12)%	$44,126	$66,712	$(22,586)	(34)%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses decreased slightly for the three month period and increased for the six month period ended January 26, 2008 compared to the same periods ended January 27, 2007. The increase for the six month period ended January 26, 2008 was primarily due to increased spending on project related costs. We continue to focus our research and development investments on features and functionality targeted at existing and prospective customer requirements.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, amortization of customer evaluation inventory and other sales and marketing support expenses. Sales and marketing expenses decreased for the three and six months ended January 26, 2008 compared to the same periods ended January 27, 2007. The decrease for the three months ended January 26, 2008 was primarily due to lower personnel costs. The decrease for the six month period was primarily due to higher costs in the six months ended January 27, 2007 associated with an employment agreement between the Company and the Company’s former Vice President of Worldwide Sales and Support and a resulting non-cash charge of $1.5 million in the 2007 period arising from the modification of his stock option agreement. Within our existing spending levels, we continue to allocate sales and marketing resources to those geographic regions where we see the most attractive opportunities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate purposes. General and administrative expenses decreased for the three and six months ended January 26, 2008 compared to the same periods ended January 27, 2007. The decrease was primarily due to lower costs associated with the stock option investigation. The Company recorded approximately $1.4 million and $2.8 million associated with the stock option investigations in the three and six months ended January 26, 2008, compared to approximately $2.9 million and $7.1 million in the three and six months ended January 27, 2007.

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

Asset Impairment

The Company evaluates goodwill and intangible assets for impairment annually and when events occur or circumstances change that may reduce the value of the asset below its carrying amount using forecasts of discounted future cash flows. In the six months ended January 27, 2007, the Company decided to discontinue the development of ERI’s OX8000 product. This product was in the development stage on the date of acquisition and accordingly we recorded in-process research and development expense of $12.4 million on the date of the acquisition. As a result of the Company’s decision to discontinue the OX8000 product, we recorded an asset impairment charge of $6.6 million in the first quarter of 2007. The charge related to certain tangible and intangibles assets associated with the OX8000 product, specifically customer relationships and other related fixed assets. In addition, the Company recorded a charge of $1.1 million related to OX8000 inventory in cost of product revenue.

Restructuring and Related Impairments

During the first quarter of 2008, the Company completed a consolidation of its Moorestown, New Jersey facility and recorded a restructuring charge of $2.0 million. This consolidation was completed in conjunction with the decision in the fourth quarter of fiscal 2007 to reduce its workforce by 46 employees across the Company. The Company completed these actions to better align development resources with future growth opportunities, further improve operational efficiencies, and capitalize on additional acquisition synergies. As a result of these actions, the Company recorded a restructuring charge related to rent and other facility charges related to our Moorestown facility. The charge in first quarter of fiscal 2008 also includes severance costs related to several employees affected by the fourth quarter fiscal 2007 workforce reduction decision who were placed on transition programs and whose employment was terminated in the first quarter of fiscal 2008. Although the company does not currently anticipate further restructuring actions, it is possible that such actions may be necessary in the future should market and business conditions change.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	January 26,	January 27,	Variance	Variance	January 26,	January 27,	Variance	Variance
	2008	2007	in Dollars	In Percent	2008	2007	in Dollars	In Percent
Interest and other income, net	$10,883	$11,536	$(653)	(6)%	$22,294	$23,089	$(795)	(3)%

Interest and other income, net decreased for the three and six months ended January 26, 2008 compared to the same periods ended January 27, 2007. The decrease was primarily due to lower interest rates in fiscal year 2008 when compared to fiscal year 2007.

Income Tax Expense

Income tax expense of $190 thousand and $521 thousand was recorded for the three and six months ended January 26, 2008 for alternative minimum tax, taxes due on income generated in foreign tax jurisdictions and certain states.

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

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $933.6 million at January 26, 2008. Included in this amount were cash and cash equivalents of $466.2 million, compared to $249.3 million at July 31, 2007. The increase in cash and cash equivalents for the six months ended January 26, 2008 was attributable to cash provided by investing activities of $200.4 million, cash provided by operating activities of $6.1 million, and cash provided by financing activities of $10.4 million.

Net cash provided by investing activities was $200.4 million for the six months ended January 26, 2008 and consisted primarily of net maturities of investments of $210.3 million offset by an increase in restricted cash of $3.3 million and purchases of property and equipment of $6.6 million.

Net cash generated by operating activities was $6.1 million for the six months ended January 26, 2008. Net income for the six months ended January 26, 2008 was $16.7 million and included non-cash charges including share-based compensation of $2.0 million, an inventory provision of $1.3 million, restructuring charges of $1.1 million and depreciation and amortization of $6.0 million. Accounts receivable increased to $40.9 million at January 26, 2008 from $30.5 million at July 31, 2007. The increase was primarily due to the timing of shipments. Our accounts receivable and days sales outstanding are impacted primarily by the timing of shipments, collections performance and timing of support contract renewals. Inventory levels decreased to $14.3 million at January 26, 2008 from $21.7 million at July 31, 2007. The decrease was primarily due to the timing of shipments and a $1.3 million increase in the excess and obsolescence inventory reserve. Deferred revenue remained consistent at $14.4 million when compared to July 31, 2007. Accounts payable decreased to $10.8 million from $13.6 million at July 31, 2007. Accrued expenses and other current liabilities decreased to $15.8 million at January 26, 2008 from $28.5 million at July 31, 2007. The decrease is primarily due to settlement of three reserve contingencies totaling $11.4 million which was accrued in prior years.

Net cash provided by financing activities was $10.4 million for the six months ended January 26, 2008 and consisted of proceeds from the exercise of employee stock options.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $933.6 million at January 26, 2008. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits and government securities. At January 26, 2008, $316.5 million of investments with maturities of less than one year were classified as short-term investments. Based on our current expectations, we anticipate that some portion of our existing cash and cash equivalents and investments may be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At January 26, 2008, more than 81% of our accounts receivable balance was attributable to three of our customers. In October 2007 we established a letter of credit in the amount of $6.6 million related to the settlement of a reserve contingency. $3.3 million was paid in the second quarter of fiscal 2008 with $3.3 million remaining to be paid in the third quarter of fiscal 2008. As of January 26, 2008, we do not have any other outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. We currently intend to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments.

As of January 26, 2008, the future restructuring cash payments of $1.0 million consist primarily of amounts related to workforce reductions that will be substantially paid by the fourth quarter of fiscal 2008 and rent payments to be paid over the next four years.

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

At January 26, 2008, our future obligations, which consist of contractual commitments for operating leases and inventory and other purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating leases	$9,189	$2,476	$6,178	$535	$—
Inventory and other purchase commitments	23,189	23,189	—	—	—

Total	$32,378	$25,665	$6,178	$535	$—

Payments made under operating leases will be accounted for as rent expense for the facilities currently being utilized, or as a reduction of the restructuring liability for payments relating to excess facilities. Payments made for inventory purchase commitments will initially be capitalized as inventory, and will subsequently be charged to cost of revenue as the inventory is sold or otherwise disposed of.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after July 1, 2008 and as a result, are effective for the Company in the first quarter of fiscal 2009. However, the FASB has recently approved a one year deferral for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is currently evaluating the potential impact of the SFAS 157 on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and as a result, is effective for the Company in the first quarter of fiscal 2010. The company is currently evaluating the potential impact of SFAS 141R.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities which might include commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at January 26, 2008, the fair value of the portfolio would decline by approximately $1.7 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business is global, with international revenue representing 27% of total revenue in fiscal 2007, and 55% of revenue in the first six months of fiscal 2008. We expect that international sales may continue to represent a significant portion of our revenue. Generally, sales outside of the United States are denominated in US dollars. In the future, to the extent that sales outside of the United States might be denominated in local currencies, exchange rate fluctuations in foreign currencies may have an impact on our financial results, although to date such impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 26, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 26, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to the Second Circuit’s December 5, 2006 ruling, a majority of the issuers, including the Company, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed a Second Amended Class Action complaint against the Company. The amended complaint contains a number of changes, including changes to the definition of the purported class of investors, and the elimination of the Individual Defendants as defendants. The Company filed a motion to dismiss the amended complaint on November 14, 2007. On the same date, the underwriters filed a motion to dismiss the amended complaint. On September 27, 2007, the plaintiffs filed a motion for class certification in the Company’s case. On December 21, 2007, the Company and the underwriters filed papers opposing plaintiffs’ class certification motion and plaintiffs filed an opposition to defendants’ motions to dismiss. On January 28, 2008, the Company and the underwriters filed reply briefs in further support of their motions to dismiss the amended complaints.

The Company cannot predict whether the parties will be able to negotiate a revised settlement that complies with the standards set out in the Second Circuit’s decision. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. If the parties are not able to renegotiate a settlement and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

Derivative Lawsuits

On May 31, 2006, a purported shareholder derivative action, captioned Weisler v. Barrows (“Weisler”), was filed in the United States District Court for the District of Delaware (the “Delaware Court”), on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers (as amended on October 4, 2006). The plaintiff derivatively claims, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934, Section 304 of the Sarbanes-Oxley Act of 2002, and breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices. The plaintiff seeks unspecified damages, profits, the return of compensation paid by the Company, an injunction and costs and attorneys’ fees. Substantially similar actions, captioned Vanpraet v. Deshpande (“Vanpraet”) and Patel v. Deshpande (“Patel”), were filed in the United States District Court for the District of Massachusetts on June 28, 2006 and July 13, 2006, respectively (the “Massachusetts Court”), and Ariel v. Barrows (“Ariel”) was filed on July 21, 2006 in the United States District Court for the Eastern District of New York (the “New York Court”). None of the plaintiffs made presuit demand on the Company’s Board of Directors prior to filing suit. By Memorandum and Order dated November 6, 2006, the Delaware Court transferred Weisler to the District of Massachusetts. By stipulation of the parties, on November 21, 2006, the New York Court transferred Ariel to the District of Massachusetts. By margin order dated May 24, 2007, the Massachusetts Court consolidated Weisler, Vanpraet, Patel and Ariel (the “Federal Action”). Subsequent to that consolidation, plaintiffs in the Federal Action served a demand letter on the Company. Proceedings in the Federal Action are currently stayed pending the Company’s response to the demand letter. The Federal Action does not seek affirmative relief from the Company.

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

In October 2007, a purported Sycamore Networks, Inc. shareholder filed a complaint for violation of Section (16) of the Securities Exchange Act of 1934, which prohibits short-swing trading against the Company’s Initial Public Offering underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., in District Court for the Western District of Washington seeks recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company in this matter.

Other Matters

On November 19, 2007, the Company received a “Wells Notice” from the Securities and Exchange Commission (the “SEC”) in connection with the previously disclosed ongoing SEC investigation into the Company’s historical stock option granting practices and related accounting. The Wells Notice provides notification that the staff of the SEC (the “Staff”) has made a preliminary determination to recommend that the Commission bring a civil action against the Company for possible violations of the securities laws. Under the process established by the SEC, recipients have the opportunity to respond in writing (a “Wells Submission”) to a Wells Notice before the Staff makes any formal recommendation to the Commission regarding what action, if any, should be brought by the SEC. In connection with the contemplated recommendation, the Staff may seek remedies, including, among other things, a permanent injunction and a civil penalty. The Company has provided a Wells Submission to the SEC. There can be no assurance that the SEC will not bring civil enforcement action against the Registrant.

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

The Company is subject to legal proceedings, claims, and litigation, including those from intellectual property matters, arising in the ordinary course of business. On a quarterly basis, the Company reviews its commitments and contingencies to reflect the effect of ongoing negotiations, settlements, rulings, advice of counsel, and other information and events pertaining to a particular case. The Company is also subject to potential tax liabilities associated with ongoing tax audits and examinations by various tax authorities. As a result, during the third quarter of fiscal 2005, the Company accrued $10.3 million associated with contingencies related to claims, litigation and other disputes, as well as potential liabilities associated with various tax matters. During the fourth quarter of fiscal 2006, the Company increased this accrual by $6.8 million. Based on ongoing negotiations and settlement discussions, the Company decreased this accrual by $2.2 million during the fourth quarter of fiscal 2007. During the first quarter of fiscal 2008, the Company settled three claims for an aggregate amount of $14.7 million of which $11.4 million was paid in cash during the first and second quarters. While the Company believes the total remaining amount accrued of $3.3 million is adequate, any subsequent change in our estimate will be recorded at such time as the change is probable and estimable.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007, as filed with the SEC on September 26, 2007. Except for the risk factors set forth below, there have been no material changes to our risk factors from those previously disclosed in our Form 10-K. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations. The risk factors set forth below were disclosed in our Form 10-K, but have been updated to provide additional information:

Matters related to the investigations into our historical stock option granting practices and the resulting restatements of our previously issued financial statements may result in additional litigation, regulatory proceedings and government enforcement actions.

Our historical stock option granting practices and the initial restatement and further restatement of our previously issued financial statements have exposed us to risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Part II, Item 1- “Legal Proceedings” as well as the other risk factors related to litigation set forth herein and in Item 1A to our Form 10-K. We have provided the results of our independent investigations to the Securities and Exchange Commission (the “SEC”) and in that regard we have responded to formal and informal requests for documents and additional information. We have also provided documents and other information to the United States Attorney’s Office for the District of Massachusetts (the “DOJ”), the IRS and the Department of Labor (“DOL”). We intend to continue to cooperate with these governmental agencies.

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

Under the process established by the SEC, recipients have the opportunity to respond in writing to a Wells Notice (a “Wells Submission”) before the Staff makes any formal recommendation to the Commission regarding what action, if any, should be brought by the SEC. We have provided a Wells Submission to the SEC. There can be no assurance that the SEC will not bring civil enforcement action against the Company.

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

No assurance can be given regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters will be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows. In addition, a government enforcement action may damage our reputation and negatively impact our ability to renew or enter into new contracts with commercial and government customers.

As a result of our independent investigations and related restatements, we are subject to investigations by the SEC, DOJ, IRS and the DOL, which may not be resolved favorably and have required, and may continue to require, a significant amount of management time and attention and accounting and legal resources, which could adversely affect our business, operating results or financial condition.

The SEC, DOJ, IRS and the DOL are currently conducting investigations of the Company. As discussed above, on November 19, 2007, we received a “Wells Notice” from the SEC in connection with its ongoing investigation. The period of time necessary to resolve such investigations and any resulting civil action is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. If we are subject to an adverse finding resulting from any or all such investigations and/or any resulting civil actions, we could be required to pay damages or penalties or have other remedies imposed upon us. The recent restatements of our financial statements, the ongoing investigations, any resulting civil action and the resulting shareholder derivative lawsuits could have an adverse affect on our business, operating results or financial condition. In addition, considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future.

Investment and Interest Rate Risk

At January 26, 2008, we had $466.2 million in cash and cash equivalents and $467.4 million in investments in marketable debt securities. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. These investments are subject to general credit, liquidity, market and interest rate risks. As a result, we may experience a reduction in value or loss of liquidity of our investments. In addition, should any investment cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

Environmental regulations could harm our operating results

We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products such as, but not limited to, the European Union Directive entitled, “The Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment”. Environmental laws and regulations can vary from jurisdiction to jurisdiction and often make producers financially responsible for the collection, treatment, recycling and ultimate disposal of their products. We will need to ensure that we comply with all applicable environmental laws and regulations as they are enacted, and that our component suppliers also comply on a timely basis with such laws and regulations. If we are not in compliance with such legislation, our customers may refuse to purchase our products or we may be unable to ship products to certain markets, which would have a materially adverse effect on our business, financial condition and results of operations.

We could incur substantial costs in connection with our compliance with environmental laws and regulations, and we could also be subject to governmental fines and liability to our customers if we were found to be in violation of these laws. If we have to make significant capital expenditures to comply with environmental laws, or if we are subject to significant capital expenses in connection with a violation of these laws, our financial condition or operating results could suffer. Additionally, we could be forced to write off inventory that is found not to be compliant with evolving environmental regulations.

The global nature of our business exposes us to multiple risks

International sales have historically represented a significant amount of our total sales including 27% of total revenue for fiscal 2007 and 55% of revenue in the first six months of fiscal 2008. We have a substantial international customer base and we are subject to foreign exchange translation risk to the extent that our revenue is denominated in currencies other than the U.S. dollar. Doing business internationally requires significant management attention and financial resources to successfully develop direct and indirect sales channels and to support customers in international markets. In addition we have a research and development facility in Shanghai, China. We may not be able to maintain or expand international market demand for our products. All of our international operations are subject to inherent risks, including:

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

•	necessity to work with third parties in certain countries to perform installation and obtain customer acceptance may impact the timing of revenue recognition;

•	necessity to maintain staffing, or to work with third parties, to provide service and support in international locations;

•	the impact of slowdowns or recessions in economies outside the United States;

•	unexpected changes in regulatory requirements, including trade and environmental protection measures and import and licensing requirements;

•	obtaining export licensing authority on a timely basis and maintaining ongoing compliance with import, export and reexport regulations;

•	certification requirements;

•	currency fluctuations;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences; and

•	political and economic instability, particularly in emerging markets.

These factors may adversely impact our revenue, operating results and financial condition.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In the three months ended January 26, 2008, the following shares of common stock were surrendered to the Company:

	Total shares purchased *	Average price paid per share
October 28, 2007 – November 24, 2007	—	$—
November 25, 2007 – December 22, 2007	3,730	—
December 23, 2007 – January 26, 2008	—	—

Total	3,730	$—

*	Purchased from departing employees pursuant to preexisting contractual rights.

The Company has not publicly announced any programs to repurchase shares of common stock.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on December 20, 2007, our stockholders elected the following nominees, each to serve for a three-year term as a Class II Director and until their respective successors are elected and qualified:

Nominees	For	Withheld
Craig R. Benson	237,869,315	7,023,854
Gururaj Deshpande	237,325,624	7,567,545

Daniel E. Smith, Paul W. Chisholm, Robert E. Donahue and John W. Gerdelman also continued as directors of the Company after the Annual Meeting.

At the same Annual Meeting, our stockholders authorized the Board of Directors to amend, in its discretion, our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding common stock at a ratio of (i) one-for-five, (ii) one-for-seven, or (iii) one-for-ten, together with a corresponding reduction in the number of authorized shares of our common stock and capital stock, without further approval or authorization from our stockholders, at any time prior to the date of our 2008 Annual Meeting of Stockholders, by the following vote:

For	Against	Abstention
231,353,970	13,366,781	172,418

Our stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2008 by the following vote:

For	Against	Abstention
254,478,154	3,668,542	69,357

Item 6. Exhibits

Exhibits:

(a)	List of Exhibits

Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (4)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

*10.1	Change in Control Agreement between Sycamore Networks, Inc. and Alan R. Cormier dated as of February 25, 2008 (the form agreement was filed as Exhibit 10.2 to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 1999 filed with the Commission on December 13, 1999 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Securities and Exchange Commission on November 28, 2007.
*	Denotes a management contract or compensatory plan or arrangement.

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

Dated: February 28, 2008