Form 10-Q
period 2008-04-26
SYCAMORE NETWORKS INC
filed 2008-06-05
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 26, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares outstanding of the registrant's Common Stock as of May 29, 2008 was 283,854,446.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	April 26, 2008	July 31, 2007
Assets
Current assets:
Cash and cash equivalents	$411,777	$249,262
Short-term investments	317,523	658,307
Accounts receivable, net of allowance for doubtful accounts of $72 and $4,132 at April 26, 2008 and July 31, 2007, respectively	17,062	30,521
Inventories	22,583	21,715
Prepaids and other current assets	4,344	4,062

Total current assets	773,289	963,867

Property and equipment, net	20,749	19,612
Long-term investments	220,564	17,182
Purchased intangibles, net	9,213	11,411
Goodwill	20,334	20,334
Other assets	720	664

Total assets	$1,044,869	$1,033,070

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,953	$13,565
Accrued compensation	3,237	2,973
Accrued warranty	4,669	3,400
Accrued expenses	3,592	4,313
Accrued restructuring costs	895	1,885
Reserve for contingencies	—	14,695
Deferred revenue	14,256	9,765
Other current liabilities	3,127	3,100

Total current liabilities	35,729	53,696

Other long term liabilities	1,958	1,651
Long term deferred revenue	6,165	4,674

Total liabilities	43,852	60,021

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 2,500,000 shares authorized; 283,734 and 280,040 shares issued and outstanding at April 26, 2008 and July 31, 2007, respectively	284	280
Additional paid-in capital	2,033,218	2,020,724
Accumulated deficit	(1,033,706)	(1,047,669)
Accumulated other comprehensive gain (loss)	1,221	(286)

Total stockholders’ equity	1,001,017	973,049

Total liabilities and stockholders’ equity	$1,044,869	$1,033,070

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Revenue:
Product	$14,289	$36,757	$80,645	$100,378
Service	6,677	6,783	19,758	17,630

Total revenue	20,966	43,540	100,403	118,008

Cost of revenue:
Product	7,795	20,514	42,155	60,282
Service	3,453	2,865	9,470	7,543

Total cost of revenue	11,248	23,379	51,625	67,825

Gross profit	9,718	20,161	48,778	50,183
Operating expenses:
Research and development	12,232	12,240	34,486	33,379
Sales and marketing	4,980	5,879	15,489	17,810
General and administrative	2,901	6,990	12,367	21,677
In-process research and development	—	—	—	12,400
Asset impairment	—	—	—	6,555
Restructuring and related impairments	471	—	2,368	—

Total operating expenses	20,584	25,109	64,710	91,821

Loss from operations	(10,866)	(4,948)	(15,932)	(41,638)
Interest and other income, net	8,614	11,803	30,908	34,892

Income (loss) before income taxes	(2,252)	6,855	14,976	(6,746)
Income tax expense	491	159	1,012	360

Net income (loss)	$(2,743)	$6,696	$13,964	$(7,106)

Net income (loss) per share:
Basic	$(0.01)	$0.02	$0.05	$(0.03)
Diluted	$(0.01)	$0.02	$0.05	$(0.03)

Weighted average shares outstanding:
Basic	283,164	279,664	282,197	279,557
Diluted	283,164	282,276	284,333	279,557

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	April 26, 2008	April 28, 2007
Cash flows from operating activities:
Net income (loss)	$13,964	$(7,106)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,374	7,991
Share-based compensation	3,220	4,582
In-process research and development	—	12,400
Asset impairment	—	6,555
Adjustments to provision for excess and obsolete inventory	1,355	841
Loss on disposal of equipment	54	60
Restructuring and related impairments	1,149	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	13,459	(10,114)
Inventories	(2,843)	(1,309)
Prepaids and other current assets	(1,466)	(931)
Deferred revenue	5,982	5,455
Accounts payable	(7,612)	(409)
Accrued expenses and other current liabilities	(13,083)	3,611
Accrued restructuring costs	(990)	(1,658)

Net cash provided by operating activities	22,563	19,968

Cash flows from investing activities:
Acquisition of business	—	(82,265)
Purchases of property and equipment	(9,653)	(6,603)
Purchases of investments	(628,367)	(563,423)
Proceeds from maturities and sales of investments	767,357	824,850

Net cash provided by investing activities	129,337	172,559

Cash flows from financing activities:
Proceeds from issuance of common stock	10,615	1,599

Net cash provided by financing activities	10,615	1,599

Net increase in cash and cash equivalents	162,515	194,126
Cash and cash equivalents, beginning of period	249,262	169,820

Cash and cash equivalents, end of period	$411,777	$363,946

Cash paid for income taxes	$180	$567

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

2. Basis of Presentation

The accompanying financial data as of April 26, 2008 and for the three and nine months ended April 26, 2008 and April 28, 2007 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended July 31, 2007.

In the opinion of management, all adjustments necessary to present a fair statement of financial position as of April 26, 2008 and results of operations and cash flows for the periods ended April 26, 2008 and April 28, 2007 have been made. The results of operations and cash flows for the period ended April 26, 2008 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

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

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Cost of product revenue	$95	$36	$248	$156
Cost of service revenue	76	47	197	140
Research and development	481	574	1,252	1,313
Sales and marketing	297	182	811	2,088
General and administrative	245	207	712	885

Share-based compensation expense before tax	1,194	1,046	3,220	4,582
Income tax benefit	(41)	(24)	(101)	(246)

Net compensation expense	$1,153	$1,022	$3,119	$4,336

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three and nine months ended April 26, 2008 and April 28, 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Expected option term (1)(2)	6.0 Years	6.5 Years	5.9 Years	6.5 Years
Expected volatility factor (3)	42%	58%	46%	58%
Risk-free interest rate (4)	3.3%	4.7%	3.8%	4.7%
Expected annual dividend yield	0%	0%	0%	0%

(1)	Beginning in the second quarter of fiscal 2008, the Company determined the expected option term for several groups of employees based on the average expected behavior for certain groups of employees who have historically exhibited different behavior.
(2)	The expected option term for fiscal year 2007 and the first quarter of fiscal 2008 were determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.
(4)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Incentive Plans

The Company currently has four primary stock incentive plans: the 1998 Stock Incentive Plan (the “1998 Plan”), the 1999 Stock Incentive Plan (the “1999 Plan”), the Sirocco 1998 Stock Option Plan (the “Sirocco 1998 Plan”) and the Eastern Research, Inc. Stock Option Plan (the “ERI Plan”). A total of 139,904,818 shares of common stock have been reserved for issuance under these plans. The 1999 Plan is the only one of the four primary plans under which new awards are currently being issued. The total amount of shares that may be issued under the 1999 Plan is the remaining shares to be issued under the 1998 Plan, plus 25,000,000 shares, plus an annual increase equal to the lesser of (i) 18,000,000 shares, (ii) 5% of the outstanding shares on August 1 of each year, or (iii) a lesser number as determined by the Board. The Board of Directors of the Company (the “Board”) voted to not authorize an increase in the number of shares for the 1999 Plan for fiscal year 2008. The plans provide for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards to officers, employees, directors, consultants and advisors of the Company. No participant may receive any award, or combination of awards, for more than 1,500,000 shares in any calendar year. Options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant; however, options are generally granted at equal to or greater than the fair market value of the common stock on the date of grant. The Board determines the contractual term of each option, the option exercise price, and the vesting terms. Stock options generally expire ten years from the date of grant and vest over three to five years.

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

The Company also has a Non-Employee Director Option Plan (the “Director Plan”) under which a total of 2,130,000 shares of common stock have been reserved for issuance. As of August 1st of each year, the aggregate number of common shares available for the grant of options under the Director Plan is automatically increased by the number of common shares necessary to cause the total number of common shares available for grant to be 1,500,000. The Board voted to not authorize an increase in the number of shares for the Director Plan for fiscal year 2008. Each non-employee director is granted an option to purchase 90,000 shares which vests over three years upon their initial appointment as a director, and immediately following each annual meeting of stockholders, each non-employee director is automatically granted an option to purchase 30,000 shares which vests in one year. At April 26, 2008, 1,320,000 shares were available for grant under the Director Plan. Stock options granted under the Director Plan generally expire ten years from the date of grant and vest over one to three years.

Stock option activity under all of the Company’s stock plans since July 31, 2006 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at July 31, 2006	21,181,848	$6.68	5.8

Options assumed	950,869	2.58
Options granted	745,000	3.75
Options exercised	(1,137,764)	2.40
Options canceled	(1,271,469)	5.29

Outstanding at July 31, 2007	20,468,484	$6.71	4.9

Options granted	7,902,971	3.71
Options exercised	(3,051,813)	3.11
Options canceled	(2,337,360)	8.26

Outstanding at April 26, 2008	22,982,282	$6.01	5.7

Options vested and expected to vest	21,576,582	$6.15	5.5

Options exercisable at end of period	15,099,108	$7.19	3.8

Weighted average fair value of options granted for the nine months ended April 26, 2008	$1.82

The following table summarizes information about stock options outstanding at April 26, 2008:

	Stock Options Outstanding				Stock Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Vested	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.11 - $ 3.69	5,037,438	4.6	$3.16	$2,916,080	4,029,163	$3.09	$2,637,074
$ 3.70 - $ 3.83	9,028,977	8.0	$3.72	271,122	3,458,593	$3.75	57,705
$ 3.86 - $ 4.87	2,541,165	6.8	$4.23	—	1,256,100	$4.43	—
$ 4.89 - $ 4.89	3,328,579	3.5	$4.89	—	3,328,579	$4.89	—
$ 4.91 - $ 154.00	3,046,123	2.3	$20.18	—	3,026,673	$20.28	—

$ 0.11 - $ 154.00	22,982,282	5.7	$6.01	$3,187,202	15,099,108	$7.19	$2,694,779

The aggregate intrinsic value of outstanding options as of April 26, 2008 was $3.2 million, of which $2.7 million were vested. The intrinsic value of options exercised during the three and nine months ended April 26, 2008 was $44 thousand and $2.7 million, respectively.

As of April 26, 2008 there was $15.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 3.5 years.

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

The following table summarizes the status of the Company’s nonvested restricted shares since July 31, 2007:

	Number of Shares	Weighted Average Fair Value
Nonvested at July 31, 2007	—	$—
Granted	661,267	$3.71
Vested	(106,929)	$3.70
Forfeited	(18,438)	$3.70

Nonvested at April 26, 2008	535,900	$3.71

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

The following table sets forth the computation of basic and diluted net income (loss) per share

(in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Numerator:
Net income (loss)	$(2,743)	$6,696	$13,964	$(7,106)

Denominator:
Weighted-average shares of common stock outstanding	283,700	279,664	282,687	279,557
Weighted-average shares subject to repurchase	(536)	—	(490)	—

Shares used in per-share calculation – basic	283,164	279,664	282,197	279,557

Weighted-average shares of common stock outstanding	283,164	279,664	282,197	279,557
Weighted common stock equivalents	—	2,612	2,136	—

Shares used in per-share calculation – diluted	283,164	282,276	284,333	279,557

Net income (loss) per share:
Basic	$(0.01)	$0.02	$0.05	$(0.03)

Diluted	$(0.01)	$0.02	$0.05	$(0.03)

Employee stock options to purchase 19.0 million, 12.7 million, 16.7 million and 10.1 million shares of common stock have not been included in the computation of diluted net income (loss) per share for the three and nine months ended April 26, 2008 and April 28, 2007, respectively, because the options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

5. Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company’s short and long term investments, $317,523 and $220,564, respectively are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of short and long term investments is determined based on quoted market prices at the reporting date for those instruments. As of April 26, 2008 and July 31, 2007, aggregate short and long term investments consisted of (in thousands):

April 26, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Government securities	$536,606	$1,900	$(419)	$538,087

Total	$536,606	$1,900	$(419)	$538,087

July 31, 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Government securities	$675,678	$42	$(231)	$675,489

Total	$675,678	$42	$(231)	$675,489

6. Inventories

Inventories consisted of the following (in thousands):

	April 26, 2008	July 31, 2007
Raw materials	$4,162	$2,845
Work in process	5,834	4,781
Finished goods	12,587	14,089

Total	$22,583	$21,715

7. Purchased Intangibles

Purchased intangibles consisted of the following at April 26, 2008 (in thousands):

	Gross	Accumulated Amortization	Net
Trademarks	$400	$(400)	$—
Customer relationships	7,000	(1,915)	5,085
Technology	7,000	(2,872)	4,128

Total	$14,400	$(5,187)	$9,213

The estimated future amortization expense of purchased intangibles as of April 26, 2008 is as follows (in thousands):

2008	$758
2009	2,917
2010	2,917
2011	1,339
2012	1,167
Thereafter	115

Total	$9,213

8. Comprehensive Income (Loss)

The components of comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Net income (loss)	$(2,743)	$6,696	$13,964	$(7,106)
Unrealized gain (loss) on investments, net	(650)	279	1,507	989

Comprehensive income (loss)	$(3,393)	$6,975	$15,471	$(6,117)

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

During the three months ended October 27, 2007, the Company completed a consolidation of its Moorestown, New Jersey facility. This consolidation was completed in conjunction with the decision in the fourth quarter of fiscal 2007 to reduce its workforce by 46 employees across the Company. As a result of these actions, the Company recorded a restructuring charge related to rent and other facility charges related to its Moorestown facility. The charge in the first quarter of fiscal 2008 of $0.8 million also included severance costs related to several employees affected by the fourth quarter fiscal 2007 workforce reduction decision who were placed on transition programs and whose employment was terminated in the first quarter of fiscal 2008.

In the third quarter of fiscal 2008 the Company recorded an additional restructuring charge related to the consolidation of its Mooretown facility of $0.5 million. The charge was based on a revised lower estimate of future sublease income and a lease termination fee.

As of April 26, 2008, remaining future cash payments associated with these actions approximated $0.9 million and consist primarily of disbursements related to workforce reductions that will be substantially paid by the fourth quarter of fiscal 2008 and lease payments to be made over the next four years. A rollforward of the restructuring accrual is summarized below (in thousands):

	Accrual Balance at July 31, 2007	Additions	Adjustments	Payments	Accrual Balance at April 26, 2008
Workforce reduction	$1,708	$(10)	$—	$1,579	$119
Facility consolidations and certain other costs	177	2,378	(1,149)	630	776

Total	$1,885	$2,368	$(1,149)	$2,209	$895

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

As of August 1, 2007, the Company provided a FIN 48 liability of $0.9 million for taxes, interest and penalties for unrecognized tax benefits related to various foreign income tax matters. As of April 26, 2008, the total FIN 48 liability amounted to approximately $1.1 million. If recognized, the entire amount would impact the Company’s effective tax rate. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

As of August 1, 2007, the Company accrued $136 thousand of interest and penalties related to uncertain tax positions. As of April 26, 2008, the total amount of accrued interest and penalties is $185 thousand. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international, and state income taxes.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulting from a business combination are to be recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and as a result, is effective for the Company in the first quarter of fiscal 2010. The company is currently evaluating the potential impact of SFAS 141R.

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for the fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

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

Prior to the Second Circuit’s December 5, 2006 ruling, a majority of the issuers, including the Company, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed a Second Amended Class Action complaint against the Company. The amended complaint contains a number of changes, including changes to the definition of the purported class of investors, and the elimination of the Individual Defendants as defendants. The Company filed a motion to dismiss the amended complaint on November 14, 2007. On the same date, the underwriters filed a motion to dismiss the amended complaint. On September 27, 2007, the plaintiffs filed a motion for class certification in the Company’s case. On December 21, 2007, the Company and the underwriters filed papers opposing plaintiffs’ class certification motion and plaintiffs filed an opposition to defendants’ motions to dismiss. On January 28, 2008, the Company and the underwriters filed reply briefs in further support of their motions to dismiss the amended complaints. On March 26, 2008, the District Court denied the Company’s motion to dismiss for most claims but dismissed certain Section 11 claims. On March 28, 2008, Plaintiffs filed their reply brief in support of their motion for class certification. On April 9, the underwriters and the Company filed a motion for partial reconsideration of the Section 11 claims not previously dismissed.

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

On September 19, 2006, an additional purported shareholder derivative action, captioned McMahon v. Smith, was filed in the Middlesex Superior Court for the Commonwealth of Massachusetts, on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers. The plaintiff derivatively claims, among other things, breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices, and also that certain defendants misappropriated confidential Company information for personal profit by selling Company stock while in possession of material, non-public information. The plaintiff seeks unspecified damages, profits, an injunction and costs and attorneys’ fees. The plaintiff did not make presuit demand on the Company’s Board of Directors prior to filing suit. An amended complaint was filed on July 16, 2007 which also named additional officers of the Company as defendants. On August 15, 2007, the defendants filed a motion to dismiss and on November 19, 2007, the court heard oral arguments on that motion. By a Memorandum and Order dated March 6, 2008, the Court granted the defendant’s motion and dismissed the case with prejudice and without leave to file a further amended complaint. The plaintiff did not appeal that decision. The purported derivative action did not seek affirmative relief from the Company.

In October 2007, a purported Sycamore Networks, Inc. shareholder filed a complaint for violation of Section (16) of the Securities Exchange Act of 1934, which prohibits short-swing trading against the Company’s Initial Public Offering underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., in District Court for the Western District of Washington seeks recovery of short-swing profits. On April 28, 2008, the district court established a briefing schedule for motions to dismiss and ruled that all discovery be stayed pending resolution of the motions to dismiss. The Company is named as a nominal defendant. No recovery is sought from the Company in this matter.

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

The Company is subject to legal proceedings, claims, and litigation, including those from intellectual property matters, arising in the ordinary course of business. On a quarterly basis, the Company reviews its commitments and contingencies to reflect the effect of ongoing negotiations, settlements, rulings, advice of counsel, and other information and events pertaining to a particular case. The Company is also subject to potential tax liabilities associated with ongoing tax audits and examinations by various tax authorities. As a result, during the third quarter of fiscal 2005, the Company accrued $10.3 million associated with contingencies related to claims, litigation and other disputes, as well as potential liabilities associated with various tax matters. During the fourth quarter of fiscal 2006, the Company increased this accrual by $6.8 million. Based on ongoing negotiations and settlement discussions, the Company decreased this accrual by $2.2 million during the fourth quarter of fiscal 2007. During the first quarter of fiscal 2008, the Company settled three claims for an aggregate amount of $14.7 million. The entire $14.7 million was paid during the first three quarters of fiscal 2008.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation assumed under that guarantee. As of April 26, 2008, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations, indemnifications for intellectual property infringement claims and indemnifications for officers and directors.

In the normal course of business, the Company may also agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements at April 26, 2008 or July 31, 2007 as the Company believes the fair value is not material.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not limited; however, the Company has directors and officers insurance coverage that reduces its exposure and may enable the Company to recover a portion of any future amounts paid. The Company has incurred expenses under these agreements of $341 thousand, $612 thousand, $2.2 million and $1.9 million for the three months ended April 26, 2008 and April 28, 2007 and the nine months ended April 26, 2008 and April 28, 2007, respectively on behalf of eligible persons for legal fees incurred by them in connection with the stock option investigations, the resulting restatement of previously issued financial statements and the subsequent inquiry by the SEC and DOJ of information and documentation related thereto. Due to the Company’s inability to estimate its liabilities in connection with these agreements, the Company has not recorded a liability for these agreements at April 26, 2008 or July 31, 2007. The Company maintains insurance policies whereby certain payments may be recoverable subject to the terms and conditions provided in such policies. During the first nine months of fiscal 2008, the Company received $2.3 million in recoveries under such policies.

Warranty Liability

The Company records a warranty liability for parts and labor on its products at the time revenue is recognized. Warranty periods are generally three years from date of shipment. The estimate of the warranty liability is based primarily on the Company’s historical experience in product failure rates and the expected material costs to provide warranty services.

The following table summarizes the activity related to product warranty liability (in thousands):

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Beginning balance	$4,079	$2,260	$3,400	$1,136
Accruals for warranties during the period	2,374	736	3,369	2,044
Settlements	(1,784)	(17)	(2,082)	(415)
Adjustments	—	—	(18)	214

Ending balance	$4,669	$2,979	$4,669	$2,979

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue for the three months ended April 26, 2008 decreased 52% year over year to $21.0 million primarily due to a significant decline in the level of orders from a major customer and a reduction in international orders. Revenue for the nine months ended April 26, 2008 decreased 15% year over year to $100.4 million. Net loss for the three months ended April 26, 2008 was $2.7 million compared to net income of $6.7 million for the three month period ended April 28, 2007. Net income for the nine months ended April 26, 2008 was $14.0 million compared to a net loss of $7.1 million for the nine month period ended April 28, 2007. The net loss for the nine months ended April 28, 2007 included acquisition related charges of $12.4 million for in-process research and development and $6.6 million for asset impairments.

As we remain focused on improvements in our business, our management and Board will continue to consider further strategic options that may serve to maximize shareholder value. These options include, but are not limited to business combinations or making strategic investments in businesses with either complementary technologies or in adjacent market segments in order to add complementary products and services, expand the markets we serve and diversify our customer base.

Our total cash, cash equivalents and investments were $949.9 million at April 26, 2008. Included in this amount were cash and cash equivalents of $411.8 million. We intend to fund our operations, including fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments. We believe that, based on our business plans and current conditions, our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for the next twelve months. We also believe that our current cash, cash equivalents and investments will enable us to pursue strategic options as previously discussed.

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

Investments

We account for our marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Our investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. We would recognize an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

Intangible Assets and Goodwill

Intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful life. We evaluate goodwill and intangible assets for impairment annually and when events occur or circumstances change that may reduce the value of the asset below its carrying amount using forecasts of discounted future cash flows. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Goodwill and intangible assets totaled $20.3 million and $9.2 million, respectively, at April 26, 2008. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in our analysis could materially affect projected cash flows and our evaluation of goodwill for impairment. Should the fair value of our goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

Share-Based Compensation Expense

We account for share-based compensation expense in accordance with SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We have estimated the fair value of share-based options on the date of grant using the Black Scholes pricing model, which is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rate and expected dividends. We are also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

Results of Operations

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	April 26, 2008	April 28, 2007	Variance in Dollars	Variance in Percent	April 26, 2008	April 28, 2007	Variance in Dollars	Variance in Percent
Revenue
Product	$14,289	$36,757	$(22,468)	(61)%	$80,645	$100,378	$(19,733)	(20)%
Service	6,677	6,783	(106)	(2)%	19,758	17,630	2,128	12%

Total revenue	$20,966	$43,540	$(22,574)	(52)%	$100,403	$118,008	$(17,605)	(15)%

Total revenue decreased for the three and nine months ended April 26, 2008 compared to the comparable periods ended April 28, 2007. Product revenue consists primarily of sales of our intelligent bandwidth management products. Product revenue decreased for the three and nine months ended April 26, 2008 compared to the same periods ended April 28, 2007, primarily due to a significant decline in the level of orders from a major customer and a reduction in international orders. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue decreased slightly for the three months ended April 26, 2008. Service revenue increased for the nine months ended April 26, 2008 compared to the comparable period ended April 28, 2007, primarily due to the inclusion of service revenue from our access products for the entire current fiscal year compared to a partial year in the previous nine month period.

For the three months ended April 26, 2008, we had three customers who contributed 10% or more of total revenue. International revenue represented 31% of total revenue. We expect future revenue will continue to be highly concentrated in a relatively small number of customers. The timing of customer deployments in any given quarter may cause shifts in both the number of greater than 10% customers and in the percentage mix of domestic and international revenue. The loss of any one of these customers or any substantial reduction or delay in orders by any one of these customers could materially and adversely affect our business, financial condition and results of operations.

Gross profit

The following table presents gross profit for product and services (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Gross profit:
Product	$6,494	$16,243	$38,490	$40,096
Service	3,224	3,918	10,288	10,087

Total	$9,718	$20,161	$48,778	$50,183

Gross profit:
Product	45%	44%	48%	40%
Service	48%	58%	52%	57%

Total	46%	46%	49%	43%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services and other fixed manufacturing costs. Product gross profit decreased for the three and nine months ended April 26, 2008 compared to the comparable periods ended April 28, 2007. The decrease was primarily due to reduced revenue in the three and nine months ended April 26, 2008 caused by a decline in the level of orders from a major customer and a reduction in international orders. Product gross profit may fluctuate from period to period due to revenue fluctuation, volume, pricing pressures resulting from intense competition in our industry as well as the enhanced negotiating leverage of certain larger customers. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, overhead absorption, sales discounts, increases in labor costs, excess inventory and obsolescence charges, increases in component pricing or other material costs, the introduction of new products or the entry into new markets with different pricing and cost structures.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit decreased for the three month period and increased for the nine month period ended April 26, 2008 compared to the comparable periods ended April 28, 2007. The decrease for the three months is primarily related to a change in the mix of customers and services provided. The increase for the nine months was primarily due to a higher level of installation services. Service gross profit percentage decreased for the three and nine months ended April 26, 2008 compared to the comparable periods ended April 28, 2007 primarily due to a change in the mix of customers and services provided and a higher level of installation services which are at a lower margin. As most of our service cost of revenue is fixed, increases or decreases in revenue will have a significant impact on service gross profit. Service gross profit may be affected in future periods by various factors including, but not limited to, the change in mix between technical support services and advanced services, competitive and economic pricing pressures, the enhanced negotiating leverage of certain larger customers, maintenance contract renewals and the timing of renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	April 26, 2008	April 28, 2007	Variance in Dollars	Variance in Percent	April 26, 2008	April 28, 2007	Variance in Dollars	Variance in Percent
Research and development	$12,232	$12,240	$(8)	(0)%	$34,486	$33,379	$1,107	3%
Sales and marketing	4,980	5,879	(899)	(15)%	15,489	17,810	(2,321)	(13)%
General and administrative	2,901	6,990	(4,089)	(58)%	12,367	21,677	(9,310)	(43)%
In-process research and development	—	—	—	N/A	—	12,400	(12,400)	N/A
Asset impairment	—	—	—	N/A	—	6,555	(6,555)	N/A
Restructuring and related impairments	471	—	471	N/A	2,368	—	2,368	N/A

Total operating expenses	$20,584	$25,109	$(4,525)	(18)%	$64,710	$91,821	$(27,111)	(30)%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses decreased slightly for the three month period and increased for the nine month period ended April 26, 2008 compared to the comparable periods ended April 28, 2007. The increase for the nine month period ended April 26, 2008 was primarily due to increased spending on project related costs. We continue to focus our research and development investments on features and functionality targeted at existing and prospective customer requirements.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, amortization of customer evaluation inventory and other sales and marketing support expenses. Sales and marketing expenses decreased for the three and nine months ended April 26, 2008 compared to the comparable periods ended April 28, 2007. The decrease for the three months ended April 26, 2008 was primarily due to lower personnel costs. The decrease for the nine month period was primarily due to higher costs in the nine months ended April 28, 2007 associated with personnel costs and an employment agreement between the Company and the Company’s former Vice President of Worldwide Sales and Support and a resulting non-cash charge of $1.5 million in the 2007 period arising from the modification of his stock option agreement. Within our existing spending levels, we continue to allocate sales and marketing resources to those geographic regions where we see the most attractive opportunities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate purposes. General and administrative expenses decreased for the three and nine months ended April 26, 2008 compared to the comparable periods ended April 28, 2007. The decrease was primarily due to lower costs associated with the stock option investigation. In the three months ended April 26, 2008 we recorded a credit of approximately $1.5 million as a result of $2.0 million received in directors and officers’ liability insurance payments offset with approximately $0.5 million in expense; we recorded an expense of $2.6 million for the comparable period ended April 28, 2007. In the nine months ended April 26, 2008 and April 28, 2007 we recorded expenses of approximately $1.4 million and $9.7 million, respectively.

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

Asset Impairment

We evaluate goodwill and intangible assets for impairment annually and when events occur or circumstances change that may reduce the value of the asset below its carrying amount using forecasts of discounted future cash flows. In the nine months ended April 28, 2007, we decided to discontinue the development of ERI’s OX8000 product. This product was in the development stage on the date of acquisition and accordingly we recorded in-process research and development expense of $12.4 million on the date of the acquisition. As a result of our decision to discontinue the OX8000 product, we recorded an asset impairment charge of $6.6 million in the first quarter of 2007. The charge related to certain tangible and intangibles assets associated with the OX8000 product, specifically customer relationships and other related fixed assets. In addition, we recorded a charge of $1.1 million related to OX8000 inventory in cost of product revenue.

Restructuring and Related Impairments

During the first quarter of fiscal 2008, we completed a consolidation of our Moorestown, New Jersey facility and recorded a restructuring charge of $2.0 million. This consolidation was completed in conjunction with the decision in the fourth quarter of fiscal 2007 to reduce our workforce by 46 employees across the Company. We completed these actions to better align development resources with future growth opportunities, further improve operational efficiencies, and capitalize on additional acquisition synergies. As a result of these actions, we recorded a restructuring charge related to rent and other facility charges related to our Moorestown facility. The charge in first quarter of fiscal 2008 also includes severance costs related to several employees affected by the fourth quarter fiscal 2007 workforce reduction decision who were placed on transition programs and whose employment was terminated in the first quarter of fiscal 2008. In the third quarter of fiscal 2008 we recorded an additional restructuring charge related to the consolidation of our Mooretown facility of $0.5 million. The charge was based on a revised lower estimate of future sublease income and a lease termination fee. Although we do not currently anticipate further restructuring actions, it is possible that such actions may be necessary in the future should market and business conditions change.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	April 26, 2008	April 28, 2007	Variance in Dollars	Variance In Percent	April 26, 2008	April 28, 2007	Variance in Dollars	Variance In Percent
Interest and other income, net	$8,614	$11,803	$(3,189)	(27)%	$30,908	$34,892	$(3,984)	(11)%

Interest and other income, net decreased for the three and nine months ended April 26, 2008 compared to the same periods ended April 28, 2007. The decrease was primarily due to lower interest rates in fiscal year 2008 when compared to fiscal year 2007.

Income Tax Expense

Income tax expense of $491 thousand and $1.0 million was recorded for the three and nine months ended April 26, 2008 primarily for foreign income taxes.

As a result of incurring substantial net operating losses from 2001 through 2005, we determined that it is more likely than not that our deferred tax assets may not be realized. Therefore, in accordance with the requirements of FASB 109, we maintain a full valuation allowance. If we generate sustained future taxable income against which these tax attributes may be applied, some or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to paid in capital and the remainder would be recorded as a reduction in income tax expense.

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $949.9 million at April 26, 2008. Included in this amount were cash and cash equivalents of $411.8 million, compared to $249.3 million at July 31, 2007. The increase in cash and cash equivalents for the nine months ended April 26, 2008 was attributable to cash provided by investing activities of $129.3 million, cash provided by operating activities of $22.6 million, and cash provided by financing activities of $10.6 million.

Net cash provided by investing activities was $129.3 million for the nine months ended April 26, 2008 and consisted primarily of net maturities of investments of $139.0 million offset by purchases of property and equipment of $9.7 million.

Net cash generated by operating activities was $22.6 million for the nine months ended April 26, 2008. Net income for the nine months ended April 26, 2008 was $14.0 million and included non-cash charges including share-based compensation of $3.2 million, an inventory provision of $1.4 million, restructuring charges of $1.1 million, depreciation and amortization of $9.4 million and a loss on the disposal of a fixed asset of $54 thousand. Accounts receivable decreased to $17.1 million at April 26, 2008 from $30.5 million at July 31, 2007. The decrease was primarily due to a decrease in sales due to a major slowdown in the level of orders from one major domestic customer as well as a reduction in international orders. Our accounts receivable and days sales outstanding are impacted primarily by the timing of shipments, collections performance and timing of support contract renewals. Inventory levels increased to $22.6 million at April 26, 2008 from $21.7 million at July 31, 2007. The increase was primarily due to the timing of shipments. Deferred revenue increased to $20.4 million from $14.4 million at July 31, 2007 primarily due to a $3.9 million increase in deferred maintenance revenue. Accounts payable decreased to $6.0 million from $13.6 million at July 31, 2007. Accrued expenses and other current liabilities decreased to $14.6 million at April 26, 2008 from $28.5 million at July 31, 2007. The decrease is primarily due to settlement of three reserve contingencies totaling $14.7 million which was accrued in prior years.

Net cash provided by financing activities was $10.6 million for the nine months ended April 26, 2008 and consisted of proceeds from the exercise of employee stock options.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $949.9 million at April 26, 2008. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits and government securities. At April 26, 2008, $317.5 million of investments with maturities of less than one year were classified as short-term investments. Based on our current expectations, we anticipate that some portion of our existing cash and cash equivalents and investments may be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At April 26, 2008, more than 68% of our accounts receivable balance was attributable to four of our customers. In October 2007 we established a letter of credit in the amount of $6.6 million related to the settlement of a reserve contingency; $3.3 million was paid in the second quarter of fiscal 2008 and the final $3.3 million payment was made in the third quarter of fiscal 2008. As of April 26, 2008, we do not have any other outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. We currently intend to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments.

As of April 26, 2008, future restructuring cash payments of $895 thousand consist primarily of amounts related to workforce reductions that will be substantially paid by the fourth quarter of fiscal 2008 and lease payments to be paid over the next four years.

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

At April 26, 2008, our future obligations, which consist of contractual commitments for operating leases and inventory and other purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating leases	$8,585	$2,360	$6,050	$175	$—
Inventory and other purchase commitments	18,468	18,468	—	—	—

Total	$27,053	$20,828	$6,050	$175	$—

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after July 1, 2008 and as a result, are effective for the Company in the first quarter of fiscal 2009. However, the FASB has recently approved a one year deferral for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We are currently evaluating the potential impact of the SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and as a result, is effective for the Company in the first quarter of fiscal 2009. We are currently evaluating the potential impact of SFAS 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulting from a business combination are to be recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and as a result, is effective for the Company in the first quarter of fiscal 2010. We are currently evaluating the potential impact of SFAS 141R.

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for the fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of FSP FAS 142-3 on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at April 26, 2008, the fair value of the portfolio would decline by approximately $1.8 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business is global, with international revenue representing 27% of total revenue in fiscal 2007, and 50% of revenue in the first nine months of fiscal 2008. We expect that international sales may continue to represent a significant portion of our revenue. Generally, sales outside of the United States are denominated in US dollars. In the future, to the extent that sales outside of the United States might be denominated in local currencies, exchange rate fluctuations in foreign currencies may have an impact on our financial results, although to date such impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 26, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 26, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to the Second Circuit’s December 5, 2006 ruling, a majority of the issuers, including the Company, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed a Second Amended Class Action complaint against the Company. The amended complaint contains a number of changes, including changes to the definition of the purported class of investors, and the elimination of the Individual Defendants as defendants. The Company filed a motion to dismiss the amended complaint on November 14, 2007. On the same date, the underwriters filed a motion to dismiss the amended complaint. On September 27, 2007, the plaintiffs filed a motion for class certification in the Company’s case. On December 21, 2007, the Company and the underwriters filed papers opposing plaintiffs’ class certification motion and plaintiffs filed an opposition to defendants’ motions to dismiss. On January 28, 2008, the Company and the underwriters filed reply briefs in further support of their motions to dismiss the amended complaints. On March 26, 2008, the District Court denied the Company’s motion to dismiss for most claims but dismissed certain Section 11 claims. On March 28, 2008, Plaintiffs filed their reply brief in support of their motion for class certification. On April 9, the underwriters and the Company filed a motion for partial reconsideration of the Section 11 claims not previously dismissed.

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

On September 19, 2006, an additional purported shareholder derivative action, captioned McMahon v. Smith, was filed in the Middlesex Superior Court for the Commonwealth of Massachusetts, on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers. The plaintiff derivatively claims, among other things, breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices, and also that certain defendants misappropriated confidential Company information for personal profit by selling Company stock while in possession of material, non-public information. The plaintiff seeks unspecified damages, profits, an injunction and costs and attorneys’ fees. The plaintiff did not make presuit demand on the Company’s Board of Directors prior to filing suit. An amended complaint was filed on July 16, 2007 which also named additional officers of the Company as defendants. On August 15, 2007, the defendants filed a motion to dismiss and on November 19, 2007, the court heard oral arguments on that motion. By a Memorandum and Order dated March 6, 2008, the Court granted the defendant’s motion and dismissed the case with prejudice and without leave to file a further amended complaint. The plaintiff did not appeal that decision. The purported derivative action did not seek affirmative relief from the Company.

In October 2007, a purported Sycamore Networks, Inc. shareholder filed a complaint for violation of Section (16) of the Securities Exchange Act of 1934, which prohibits short-swing trading against the Company’s Initial Public Offering underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., in District Court for the Western District of Washington seeks recovery of short-swing profits. On April 28, 2008, the district court established a briefing schedule for motions to dismiss and ruled that all discovery be stayed pending resolution of the motions to dismiss. The Company is named as a nominal defendant. No recovery is sought from the Company in this matter.

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

The Company is subject to legal proceedings, claims, and litigation, including those from intellectual property matters, arising in the ordinary course of business. On a quarterly basis, the Company reviews its commitments and contingencies to reflect the effect of ongoing negotiations, settlements, rulings, advice of counsel, and other information and events pertaining to a particular case. The Company is also subject to potential tax liabilities associated with ongoing tax audits and examinations by various tax authorities. As a result, during the third quarter of fiscal 2005, the Company accrued $10.3 million associated with contingencies related to claims, litigation and other disputes, as well as potential liabilities associated with various tax matters. During the fourth quarter of fiscal 2006, the Company increased this accrual by $6.8 million. Based on ongoing negotiations and settlement discussions, the Company decreased this accrual by $2.2 million during the fourth quarter of fiscal 2007. During the first quarter of fiscal 2008, the Company settled three claims for an aggregate amount of $14.7 million. The entire $14.7 million was paid during the first three quarters of fiscal 2008.

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

We may experience risks in our investments due to changes in the market, which could adversely affect the value or liquidity of our investments.

At April 26, 2008, we had $411.8 million in cash and cash equivalents and $538.1 million in investments in marketable debt securities. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. These investments are subject to general credit, liquidity, market and interest rate risks. As a result, we may experience a reduction in value or loss of liquidity of our investments. In addition, should any investment cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

The global nature of our business exposes us to multiple risks.

International sales have historically represented a significant amount of our total sales including 27% of total revenue for fiscal 2007 and 50% of revenue in the first nine months of fiscal 2008. We have a substantial international customer base and we are subject to foreign exchange translation risk to the extent that our revenue is denominated in currencies other than the U.S. dollar. Doing business internationally requires significant management attention and financial resources to successfully develop direct and indirect sales channels and to support customers in international markets. In addition we have a research and development facility in Shanghai, China. We may not be able to maintain or expand international market demand for our products.

In addition, all of our international operations are subject to inherent risks, including:

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

•	the need to work with third parties in certain countries to perform installation and obtain customer acceptance may impact the timing of revenue recognition;

•	the need to maintain staffing, or to work with third parties, to provide service and support in international locations;

•	the impact of slowdowns or recessions in economies outside the United States;

•	unexpected changes in regulatory requirements, including trade and environmental protection measures and import and licensing requirements;

•	obtaining export licensing authority on a timely basis and maintaining ongoing compliance with import, export and reexport regulations;

•	certification requirements;

•	currency fluctuations;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences; and

•	political and economic instability, particularly in emerging markets.

These factors may adversely impact our revenue, operating results and financial condition.

Environmental regulations could harm our operating results.

We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products such as, but not limited to, the European Union Directive entitled, “The Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment.” Environmental laws and regulations can vary from jurisdiction to jurisdiction and often make producers financially responsible for the collection, treatment, recycling and ultimate disposal of their products. We will need to ensure that we comply with all applicable environmental laws and regulations as they are enacted, and that our component suppliers also comply on a timely basis with such laws and regulations. If we are not in compliance with such legislation, our customers may refuse to purchase our products or we may be unable to ship products to certain markets, which would have a materially adverse effect on our business, financial condition and results of operations.

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

•	many of our competitors have more diverse product lines which allow them the flexibility to price their products more aggressively;

•	new competitive entrants may be located in geographies with lower cost infrastructures than ours allowing them a greater degree of price flexibility;

•	we will need to continue to balance our initiatives to manage our operating costs against the need to keep pace with technological advances;

•	the convergence of service provider network architecture on more common and undifferentiated solutions versus technical innovation may create new competitive challenges;

•	intense competition may enable customers to demand more favorable terms and conditions of sales including extended payment terms; and

•	any bankruptcies or weakening financial condition of any of our customers may require us to write off amounts due from prior sales.

These factors could have an adverse impact on our revenue, operating results and financial condition.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In the three months ended April 26, 2008, the following shares of common stock were surrendered to the Company:

	Total shares purchased *	Average price paid per share
January 27, 2008 – February 23, 2008	3,667	$—
February 24, 2008 – March 22, 2008	—	—
March 23, 2008 – April 26, 2008	3,496	—

Total	7,163	$—

*	Purchased from departing employees pursuant to preexisting contractual rights.

The Company has not publicly announced any programs to repurchase shares of common stock.

Item 5.	Other Information

On February 25, 2008, we entered into our standard form of change in control agreement (the “Change in Control Agreement”) with Alan R. Cormier, our General Counsel. Under the Change in Control Agreement, each option or restricted stock grant held by Mr. Cormier which is scheduled to vest within the 12 months after the effectiveness of a change in control of the Company will instead vest immediately prior to the change in control. In addition, in the event of a “Subsequent Acquisition” of the Company (as defined in the agreement) following a change in control, all options or restricted stock granted by the Company to Mr. Cormier will vest immediately prior to the effectiveness of such acquisition. In the event of a termination of Mr. Cormier’s employment following a change in control, either by the surviving entity without cause or by Mr. Cormier due to a constructive termination, (1) all options and restricted stock of Mr. Cormier vest, (2) Mr. Cormier is entitled to continued paid coverage under our group health plans for 18 months after such termination, (3) Mr. Cormier will receive a pro rata portion of his performance bonus for the year in which the termination occurred, (4) Mr. Cormier will receive an amount equal to 18 months of his base salary, (5) Mr. Cormier will receive an amount equal to 150% of his annual performance bonus for the year in which the termination occurred and (6) Mr. Cormier shall be entitled to outplacement services at our expense for a period of 12 months. If Mr. Cormier is subject to any excise tax on amounts characterized as excess parachute payments, due to the benefits provided under the Change in Control Agreement, Mr. Cormier is entitled to reimbursement of up to $1,000,000 for any excess parachute excise taxes. Furthermore, under the Change in Control Agreement, Mr. Cormier agrees to abide by our confidentiality and proprietary rights agreements and, for a period of one year after such termination, not to solicit the Company’s employees or customers.

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

Dated: June 5, 2008