Form 10-K
period 2008-07-31
SYCAMORE NETWORKS INC
filed 2008-09-26
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 26, 2008 was approximately $648,202,227.

As of September 19, 2008 there were 283,858,124 shares outstanding of the Registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

PART III—Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 6, 2009 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) to this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

General

We develop and market intelligent bandwidth management solutions for fixed line and mobile network operators worldwide and provide services associated with such products. Our current and prospective customers include domestic and international wireline and wireless network service providers, utility companies, multiple systems operators (MSOs) and government entities with private fiber networks (collectively referred to as “service providers”). Our comprehensive portfolio of optical switches, multiservice access platforms, and advanced networking software serve applications that extend across the network infrastructure, from multiservice access and regional backhaul to the optical core. We believe that our products enable network operators to efficiently and cost-effectively provision and manage network capacity to support a wide range of converged services such as voice, video and data.

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

On September 6, 2006, we acquired Eastern Research, Inc. (“Eastern Research”), a provider of network access solutions for fixed-line and mobile network operators worldwide. Eastern Research’s customers include fixed-line service providers, wireless carriers, utility companies, and government agencies.

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

Industry Background

Industry Trends

The telecommunications industry has undergone periods of significant change since data-centric applications first began to have an impact on service provider infrastructure networks in the mid 1990’s. Following deregulation and privatization in the global telecommunications industry during the late 1990’s, there were many new entrants into the service provider market. Emerging service providers built networks and began competing with incumbent service providers in an effort to accommodate rapid traffic growth and projected growth in demand for bandwidth and telecommunication services. In early 2001, however, due to excess capacity resulting from the over building of the telecommunications infrastructure, service providers began curtailing their capital spending for network build-outs. This caused a slowdown in service provider equipment purchases and a sharp decline in demand for networking equipment, resulting in significant industry consolidation and the failure of many service providers.

Despite the decline in the telecommunications industry discussed above, overall data traffic on current service provider networks has continued to steadily grow as consumers and businesses increasingly use these networks for applications such as electronic mail, web browsing, mobile communications, electronic commerce, social networking, and other content-rich video and multimedia data services. During the past several years, the communications industry as a whole began to emerge from this period of sharp decline. Despite this growth, consolidation among some of the larger service providers resulted in a trend among these service providers to reduce the number of communications equipment suppliers in their networks. This results in concentration of purchasing power, pricing pressure, and competitive leverage for incumbent equipment suppliers.

Today, large and small enterprises, organizations such as government agencies and utility companies, and individual consumers increasingly rely on high-capacity network services for a broad range of business and personal communications applications. In response to increased demand for consumer and enterprise communications services, we believe that wireline and wireless service providers will continue to invest in networking technology that will allow them to optimize their access and core network architectures for the flexible delivery of reliable, high-capacity network services.

Intelligent Bandwidth Management

Multiservice access, regional backhaul, and core optical networks are critical components of high-capacity communications networks that enable service providers to deliver a range of content-rich voice, video, and data services to their customers. Sycamore products enable service providers to cost-efficiently and reliably distribute, manage and scale service bandwidth across multiservice access and optical segments of the network.

We believe that the service provider’s competitive advantage and differentiation comes from its ability to provide bandwidth when and where needed and to create and offer new services quickly and cost-effectively. Given the global competitive landscape within the communications industry, we believe that many service providers will want to optimize capital expenditures, lower operating costs and improve the profitability of next generation, converged voice, video and data services.

In the optical network segment, many service providers own and operate traditional infrastructure networks that originally were designed primarily to support low-speed voice traffic and point-to-point data traffic with moderate bandwidth demands. These traditional network architectures impose a number of limitations on a service provider’s ability to offer flexible high-speed services that provide a competitive advantage due to the following factors:

•

Networks initially designed for voice traffic. Incumbent service providers initially built and operated their networks to transmit voice traffic using specialized equipment and sophisticated operational processes. As a result, these networks cannot easily or cost-effectively accommodate the increasing levels of content-rich voice, video and data optimized communications traffic.

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

•

Limited ability to offer new services. The inefficient nature of traditional optical networks limits the types of high-speed services that can be offered to customers. In addition, the slow provisioning and high cost of creating and managing high-speed services in traditional optical networks impacts a service provider’s market competitiveness.

Sycamore’s Solutions

Our comprehensive portfolio of optical switches, multiservice access platforms, and networking software serve applications that extend across the network, from the optical core to multiservice access and regional backhaul. We believe that our products enable network operators to efficiently and cost-effectively provision and manage multiservice access and optical network capacity to support a wide range of converged services such as voice, video and data. We believe that our products reduce service providers’ capital and operating costs, simplify network operations, and provide the foundation for a new generation of dynamic services. Key benefits of our intelligent bandwidth management solutions include:

•

Improved network design. Using our expertise in access and optical networking, network management, data networking, and advanced hardware and software systems design, we develop innovative switching products that lower the costs of building and managing multiservice networks, and optimize the network for the growing level of content-rich voice, video and data traffic.

•

Improved utilization of network capacity. Our optical switching products exchange real-time information about network traffic to enable better utilization of otherwise idle capacity, improve network efficiencies, and adapt more dynamically to data traffic patterns.

•

Cost-effective solution. Our products replace multiple traditional networking devices with a single, compact switching system that simplifies the network architecture. Our products are designed to reduce initial capital expenditures and ongoing operating costs and simplify the management of network services. In addition, our switching products consolidate multiple networking functions into a single platform, reducing the number of network elements a service provider must deploy and manage.

•

Rapid service delivery. Our products enable service providers to rapidly deliver high-speed services, simplify operational procedures and automate labor-intensive provisioning and network management processes. In some cases the time it takes service providers to deliver revenue-generating services to their customers is decreased from months to nearly real-time.

•

Easy network expansion. Our products enable service providers to easily and cost-effectively increase bandwidth when and where needed. In addition, the ability of our optical switches to communicate real-time information enables the network to quickly respond to changing bandwidth demands.

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

Sycamore’s Strategy

We believe that demand for high-bandwidth services and content-rich communications applications will continue to drive convergence between the data and optical layers of the network. As a result, we believe that a demand for a new class of intelligent bandwidth management products is emerging. To meet this demand, Sycamore intends to accelerate its research and development investments to address these opportunities, while continuing to leverage proven technology assets, including intelligent optical mesh software and carrier-class Ethernet.

As we invest in new product development, we will continue to focus on improving our existing business. Our management and Board of Directors continue to consider strategic options that may serve to maximize shareholder value. These options include, but are not limited to (i) acquisitions of, or mergers or other combinations with, companies with either complementary technologies or in adjacent market segments, (ii) alliances with other entities, and (iii) recapitalization alternatives, including stock buybacks, cash distributions or cash dividends.

Key elements of our strategy include the following:

•

Continue to invest in research and development. We believe that continued investment in research and development is necessary in order to continue to provide innovative, next-generation optical networking solutions that meet our current and prospective customers’ needs. In order to provide such products to our customers, we believe we must make significant and sustained investment in research and development.

•

Target incumbent service providers. We intend to target sales to incumbent service providers. Because incumbent service providers have the largest fiber optic infrastructure, we believe that our intelligent bandwidth management solutions offer them the most cost-effective way to expand and operate their networks and offer new revenue-generating services.

•

Expand our customer base. We intend to actively pursue additional new customers both domestically and internationally, while continuing to expand our relationships with existing customers. We intend to pursue new customers via direct sales efforts as well as through strategic partners. We believe that content-rich traffic growth will cause service providers to seek more intelligent bandwidth management solutions that will optimize network capacity and transition their networks toward a more flexible and scalable infrastructure.

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

•

Manage costs. We believe that our cash position coupled with no debt differentiates us from many of our competitors. While we continue to invest in strategic areas of the business, we also continue to focus on cost management and exhibit financial discipline.

•

Outsource manufacturing. We outsource the manufacturing of our products and purchase key components from third parties. Outsourcing enables us to control product costs and focus on our core competencies such as product development, sales and customer service.

Sycamore’s Products

Our intelligent bandwidth management solutions form the foundation for some of the world’s most respected fixed line and mobile networks. These products include multiservice cross-connects, multiservice access platforms, access gateways, optical switching platforms, and network management and design software.

Optical Switching

Optical switching products enable scalable, high-capacity bandwidth management in regional and core optical networks, with integrated ring and mesh protection options for optimal performance in any network topology.

Optical Switching—SN 16000, SN 3000, and the SN 9000 optical switches share the same optical signaling, routing, and management software across each platform, to support high-density, multiservice aggregation and diverse, resilient protection options from the metro edge to the optical core. Advanced networking software embedded in these switching platforms allows service providers to simplify service provisioning and enhance capacity utilization across multiple segments of the optical network.

Optical Network Management—Standards-based, network-aware management systems and interfaces ensure seamless integration and interoperability, while enabling flexible bandwidth services. SILVX® empowers comprehensive performance management, in-service scalability, and dynamic service delivery without compromising existing systems.

Optical Network Design & Analysis—SILVX InSight® software offers state-of-the-art ring and mesh network modeling, configuration, emulation, and capacity planning—all fully integrated with SILVX network management.

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

Services

We offer complete engineering, furnishing, installation and testing services as well as comprehensive customer support and maintenance from multiple locations worldwide. Our broad services portfolio, in-house experts and international partners have earned a reputation for excellence from many of the world’s largest service providers.

Customers

Our current and prospective customers include domestic and international wireline and wireless network service providers, utility companies, multiservice operators (MSOs) and government entities with private fiber networks (collectively referred to as “service providers”). We expect that our revenue will continue to be highly concentrated in a relatively small number of customers.

During the year ended July 31, 2008, two customers, Sprint Corporation and Nokia Siemens, accounted for 23% and 22% of our revenue, respectively. During the year ended July 31, 2007, two customers, Sprint Corporation and Vodafone Group PLC, accounted for 53% and 16% of our revenue, respectively. During the year ended July 31, 2006, three customers, Vodafone Group PLC, Sprint Corporation and Siemens, accounted for 43%, 26% and 19% of our revenue, respectively. International revenue was 48% of total revenue during the year ended July 31, 2008, compared to 27% during the year ended July 31, 2007, and 67% during the year ended July 31, 2006. See “Concentrations and Significant Customer Information” and “Segment Information” in Note 2 to “Notes to Consolidated Financial Statements” and Item 1A. “Risk Factors” for additional details.

Our contracts with customers typically include the purchase of our hardware products, right to use fees, the license of our SILVX or ENvision Plus network management systems, and in some cases, maintenance and support services. These contracts include terms and conditions, including payment, delivery and termination that we believe are customary and standard in our industry. None of our customers are contractually committed to purchase any minimum quantities of products from us and orders are generally cancelable prior to shipment. In addition, the federal government may terminate their contracts with any party at any time. As a result, we do not disclose our order backlog, since we believe that our order backlog at any particular date is not necessarily indicative of actual revenue for any future period.

Sales and Marketing

There are a limited number of current and prospective optical switch customers in each geographic market. Each service provider owns and operates a unique fiber optic network. The network complexity affects the integration of our optical networking products into each service provider’s network. As a result, sales are made on a customer-by-customer basis and the sales cycle may extend beyond one year.

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

In support of our sales efforts, we conduct a variety of outbound marketing programs to position and promote market awareness of Sycamore and our products to customers and prospects. These programs include tradeshows and events, industry conferences, media communications and advertising.

Research and Development

We believe that ongoing investment in research and development is necessary in order to continue to provide innovative, intelligent bandwidth management solutions that meet our current and prospective customers’ needs. We believe that our solutions will allow current and prospective customers to optimize bandwidth and capacity management while also allowing them to reduce their capital expenditures and operating costs. In order to provide such products to our customers, we believe we must make sustained investment in research and development. Our research and development efforts focus on improvements to the features and functionality of existing products, while also developing next-generation systems. We intend to continue to focus our research and development efforts on solutions that help our customers optimize their networks for the content-rich voice, video and data services driving network growth.

Our research and development expenditures were $47.4 million, $45.9 million and $31.4 million for the years ended July 31, 2008, 2007 and 2006, respectively. All of our expenditures for research and development, as well as share-based compensation expense relating to research and development of $1.8 million, $1.7 million and $2.4 million, for the years ended July 31, 2008, 2007 and 2006, respectively, have been expensed as incurred.

Competition

The number of optical switching opportunities worldwide is limited. Competition for these opportunities is intense and includes considerable pricing pressure. Based on the current level of spending by communications service providers, we expect that competition will continue to be very intense.

Sycamore’s competition includes large incumbent suppliers of network infrastructure equipment and optical networking equipment, such as Alcatel-Lucent, Ciena, Cisco, Ericsson, Fujitsu, Huawei, Nortel, Nokia Siemens Networks and Tellabs. The multiservice access market is equally competitive, with a highly fragmented group of suppliers which includes Tellabs, Alcatel-Lucent, Adtran and Kentrox. Many of our established competitors have longer operating histories and greater financial, technical, sales, marketing, manufacturing and field resources and are able to devote greater resources to the research and development of new products than we do. In addition, these competitors generally have more diverse product lines which allow them the flexibility to price their products more aggressively and absorb the significant cost structure associated with optical switching research and development across their entire business. Most of our competitors also have more extensive customer bases and broader customer relationships than we do, including relationships with our prospective customers in their local geographies. In addition, we continue to see new entrants into the market with new products that compete with our products. Some of these new entrants are located in geographies with lower cost infrastructures than ours. In order to compete effectively in the optical switching market, we must deliver products that:

•	provide a cost-competitive solution to service providers for expanding capacity and provides intelligent bandwidth management;

•	lower a service provider’s cost of building and operating their fiber optic network;

•	provide extremely high network reliability;

•	interoperate with existing network devices;

•	simplify the network architecture by replacing multiple traditional networking devices into a single compact optical switch; and

•	provide effective network management.

In addition, we believe that our knowledge of communications infrastructure requirements and experience working with service providers to assist in the deployment of new services for their customers are important competitive factors in our market.

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

As of July 31, 2008, we had received 38 United States patents and had pending 3 United States patent applications. Of the United States patents that have been issued, the earliest any will expire is February 2019. As of July 31, 2008, we had 8 allowed or registered United States trademarks and 17 allowed or registered foreign trademarks. All of the registered United States trademarks have a duration of ten years from the date of application, the earliest of which will expire in February 2011.

Manufacturing

We source our products through a combination of contract manufacturers for our custom designed products and original equipment manufacturers.

We utilize contract manufacturers, who provide manufacturing services, including material procurement and handling, printed circuit board assembly, mechanical assembly, and direct shipment to our customers. We design, specify and monitor all of the tests performed by contract manufacturers to meet our internal and external quality standards. We work closely with our contract manufacturers to manage costs and delivery times. Our contract manufacturing agreements generally have indefinite terms and are cancelable by either party upon written notice.

We utilize original equipment manufacturers that have made available to us existing products providing our customers with complete product solutions. We monitor the tests performed by original equipment manufacturers to meet our internal and external quality standards. We also insure that our original equipment manufacturers are compliant with global standards for quality, environmental responsibility, and employee welfare. Our original equipment manufacturer agreements are focused on providing continuation of supply over an indefinite period and are cancelable through narrowly defined conditions.

We believe that our sourcing strategy enables us to deliver products more quickly and allows us to focus on our core competencies, including research and development, sales and customer service.

We have limited internal manufacturing operations. Our internal manufacturing operations primarily consist of quality assurance for materials and components, final testing, assembly and shipment of selected products, and depot repair of products. We also use a limited number of other manufacturers to supply certain non-significant product sub-assemblies and components.

Our custom designed intelligent bandwidth management products utilize hundreds of individual component parts, some of which are customized for our products. Component suppliers in the specialized, high technology end of the optical communications industry are generally not as plentiful or, in some cases, as reliable, as component suppliers in more mature industries. We work closely with our strategic component suppliers to either secure a long-term supply source or to pursue new component technologies that could either reduce cost or enhance the performance of our products.

Component suppliers continue to adjust manufacturing capacity versus demand while rationalizing product lines based on future demand. Several suppliers have exited the optical components market, and others have announced reductions of their product offerings. These announcements, or similar decisions by other suppliers, could result in reduced competition and higher prices for the components we purchase. In addition, the loss of a source of supply for key components could require us to incur additional costs to redesign our products that use those components or to stockpile component inventory for production of future product.

Employees

As of July 31, 2008, we employed 492 persons of which 278 were primarily engaged in research and development, 54 in sales and marketing, 39 in customer service and support, 54 in manufacturing, and 67 in general and administration. None of our employees are currently represented by a collective bargaining unit. We believe our relations with our employees are good.

Executive Officers of the Registrant

Set forth below is information concerning our current executive officers and their ages as of July 31, 2008.

Name	Age	Position
Daniel E. Smith	58	President, Chief Executive Officer and Director

Paul F. Brauneis	63	Chief Financial Officer, Vice President, Finance and Administration, and Treasurer

John E. Dowling	55	Vice President, Operations

John B. Scully	46	Vice President, Worldwide Sales and Support

Kevin J. Oye	50	Vice President, Systems and Technology

Alan R. Cormier	57	General Counsel and Secretary

Daniel E. Smith has served as our President, Chief Executive Officer and as a member of our Board of Directors since October 1998. From October 2007 to November 2007, Mr. Smith also served as our interim principal financial officer. From June 1997 to July 1998, Mr. Smith was Executive Vice President and General Manager of the Core Switching Division of Ascend Communications, Inc., a provider of wide area network switches and access data networking equipment. Mr. Smith was also a member of the board of directors of Ascend Communications, Inc. during that time. From April 1992 to June 1997, Mr. Smith served as President and Chief Executive Officer and a member of the board of directors of Cascade Communications Corp.

Paul F. Brauneis has served as our Chief Financial Officer, Vice President of Finance and Administration and Treasurer since November 2007. From May 2006 to October 2007, Mr. Brauneis served as Executive Vice President of Finance and Administration, Chief Financial Officer and Treasurer of Cantata Technology, a communications equipment supplier. From January 2000 to May 2006, Mr. Brauneis served as Senior Vice President of Finance and Administration and Chief Financial Officer of Avici Systems, Inc. (now Soapstone Networks), a provider of data networking equipment. Prior to that, Mr. Brauneis held senior financial management positions at Wang Global, BBN Corporation, SoftKey International, Inc. (formerly Spinnaker Software Corporation), and M/A-Com, Inc.

John E. Dowling has served as our Vice President of Operations since August 1998. From July 1997 to August 1998, Mr. Dowling served as Vice President of Operations of Aptis Communications, a manufacturer of carrier-class access switches for network service providers. Mr. Dowling served as Vice President of Operations of Cascade Communications Corp. from May 1994 to June 1997.

John B. Scully has served as our Vice President of Worldwide Sales and Support since September 2006. From January 1998 to September 2006, Mr. Scully served as Vice President of Worldwide Sales and Support for Eastern Research. Mr. Scully served as Vice President of Sales for Test Link/Tel Link from 1997 to 1998. Prior to that, he spent several years in senior sales positions at Madge Networks/Teleos, Datatel, Cray Communications and Data Decisions.

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

Alan R. Cormier has served as our General Counsel and Secretary since November 2006. From December 2004 to October 2006, Mr. Cormier served as our General Counsel and Assistant Secretary. From July 2000 through March 2004 he was Vice President, General Counsel and Secretary of Manufacturers’ Services Limited,

a contract manufacturing company. Mr. Cormier served, from January 2000 through July 2000, as Vice President, General Counsel and Clerk of Dynamics Research Corporation, a provider of information technology, engineering, logistics and other consulting services to federal and state agencies. Prior to that, he spent several years in senior positions in the legal department of Wang Global Corporation (formerly Wang Laboratories, Inc.).

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

Our revenue depends on the commercial success of our line of optical switching and multiservice access products and the service revenues related to such products. Our research and development efforts focus exclusively on these products. In order to remain competitive, we believe that continued investment in research and development is necessary in order to provide innovative solutions to our current and prospective customers. We cannot assure you that we will be successful in:

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

The communications industry has experienced consolidation and we expect this trend to continue. Several larger communications service providers have announced merger transactions which will have a significant impact on the telecommunications industry. Such consolidation among our customers may cause delays or reductions in their capital expenditure plans and may cause increased competitive pricing pressures as the number of available customers declines and their relative purchasing power increases in relation to suppliers. Consolidation may also result in a combined entity choosing to standardize on a certain vendor’s optical networking platform. Any of these factors could adversely affect our business.

Matters related to the investigations into our historical stock option granting practices and the resulting restatements of our previously issued financial statements may result in additional litigation, regulatory proceedings and government enforcement actions.

Although on July 9, 2008, we entered into an agreement with the SEC settling the civil charges contained in the SEC’s complaint, without admitting or denying such charges, our historical stock option granting practices and the initial restatement and further restatement of our previously issued financial statements have exposed us to risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Part I, Item 3- “Legal Proceedings” as well as the other risk factors related to litigation set forth herein and in Item 1A to our Form 10-K.

While we believe that we have made appropriate judgments in determining the correct measurement dates for our stock option grants, the SEC may disagree with the manner in which we accounted for and reported the corresponding financial impact. Accordingly, there is a risk that we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

No assurance can be given regarding the potential costs or outcomes from any continuing litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters may be time consuming, expensive, and may distract management from the conduct of our business. The SEC enforcement action may damage our reputation and negatively impact our ability to renew or enter into new contracts with commercial and government customers. Further, as a result of our settlement with the SEC, we will be unable to utilize a “short form” registration statement on Form S-3 until July 10, 2011, which is three years from the settlement of the SEC enforcement action. This could adversely affect our financial condition or our ability to pursue specific strategic alternatives which could impact our ability to pursue strategic acquisitions.

We may experience risks in our investments due to changes in the market, which could adversely affect the value or liquidity of our investments.

At July 31, 2008, we had $499.9 million in cash and cash equivalents plus $441.9 million in investments in marketable debt securities. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. These investments are subject to general credit, liquidity, market and interest rate risks. As a result, we may experience a reduction in value or loss of liquidity of our investments. In addition, should any investment cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

If we fail to successfully integrate the operations of acquisitions, we may not realize the potential benefits of the acquisition and our business, results of operations and financial condition could be harmed.

We have made, and may continue to make, acquisitions in order to enhance our business. In fiscal 2007, we acquired Eastern Research, and decided to discontinue the development of Eastern Research’s OX8000 and BSG products. As a result of the Company’s decision to discontinue these products, we recorded asset impairment charges of $6.6 million and $10.7 million, respectively. In fiscal 2008 the Company performed its annual impairment testing, and as a result an asset impairment charge was taken related to Eastern Research’s DNX technology and customer relationships for a total of $4.4 million.

Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. There can be no assurance that we will be able to successfully integrate any businesses, products, technologies or personnel that we have acquired or might acquire. If we fail in our integration efforts with respect to our acquisitions and are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices, our business and financial condition may be adversely affected. It is also possible that the businesses we have acquired, or any other businesses we may acquire in the future, may perform worse than expected or prove to be more difficult to integrate and manage than expected. In that event, there may be a material adverse effect on our business, results of operations and financial condition. In addition, the goodwill and intangible assets associated with acquisitions are subject to impairment testing on a regular basis, such charges would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our earnings could be materially adversely affected in such period.

We must continue to make investments in product development in order to keep pace with technological advances and succeed in existing and new markets for our products.

In order to be successful, we must balance our initiatives to reduce operating costs against the need to keep pace with technological advances. The markets for our products are characterized by rapidly changing technology, frequent introductions of new products and evolving customer requirements. To succeed, we must continue to develop new products and new features for existing products that meet customer requirements and market demand. We may fail to develop products that incorporate new technologies highly sought after by customers. We may also allocate development resources toward products or technologies for which market demand is ultimately lower than anticipated. Managing our efforts to keep pace with new technologies and reduce operating expense is difficult and there is no assurance that we will be successful. We expect that our decision to make substantial investments in product development will require us to generate future revenue above current levels in order to achieve and maintain operating profitability. Until such time, or if we fail to generate different revenue, we may incur net losses. We cannot assure you that our revenue will increase or that we will generate sufficient revenue to achieve or sustain such operating profitability.

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

Historically we have depended on a government agency, through our reseller, for a significant amount of our revenue and the loss or decline of existing or future government agency funding could adversely affect our revenue and cash flows.

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

Our business strategy includes the ongoing consideration of acquiring or making strategic investments in companies with either complementary technologies or in adjacent markets to add complementary products and services, expand the markets we serve and diversify our customer base. To do so, we may issue additional shares that could dilute the holdings of existing common stockholders or we may utilize cash, or both.

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

Whether or not we pursue any acquisition or strategic investment, the value of the Company’s shares may decrease.

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

Any acquisitions or strategic investments we make could disrupt our business and materially harm our financial condition.

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

Current economic and market conditions together with the inherent inconsistent and unpredictable ordering patterns of our customers have limited our ability to forecast the volume and product mix of our sales, making it difficult to provide estimates of revenue and operating results. We continue to have limited visibility into the capital spending plans of our current and prospective customers. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our planned expense levels depend in part on our expectations of future revenue. Our planned expenses include significant investments, particularly within the research and development organization, which we believe are necessary to continue to provide innovative optical networking and multiservice access solutions to meet our current and prospective customers’ needs. As a result, it is difficult to forecast revenue and operating results. If our revenue and operating results are below the expectations of our investors and market analysts, it could cause a decline in the price of our common stock.

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

Customer purchase decisions have historically taken a long period of time. We believe that some customers who make a decision to deploy our products will expand their networks slowly and deliberately. In addition, we could receive purchase orders on an irregular and unpredictable basis. Because of the nature of our business, we cannot predict these sales and deployment cycles. The long sales cycles, as well as our expectation that customers may tend to issue large purchase orders sporadically with short lead times, may cause our revenue and results of operations to vary significantly and unexpectedly from quarter to quarter. As a result, our future operating results may be below our expectations or those of public market analysts and investors, and our revenue may decline or recover at a slower rate than anticipated by us or analysts and investors. In either event, the price of our common stock could decrease.

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

We and our contract manufacturers purchase several key components from single or limited sources. These key components include commercial digital signal processors, central processing units, field programmable gate arrays, switch fabric, and optical transceivers. We generally purchase our key components on a purchase order basis and have no long-term contracts for these components. In the event of a disruption in supply of key components including, but not limited to, production disruptions, low yield or discontinuance of manufacture, we may not be able to develop an alternate source in a timely manner or on acceptable terms. Any such failure could impair our ability to deliver products to customers or require us to purchase additional excess inventory, which would adversely affect our revenue and operating results.

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

Product performance problems could adversely affect our revenue, operating results and financial condition.

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

International sales have historically represented a significant amount of our total sales including 48% of total revenue for fiscal 2008 and 27% of total revenue for fiscal 2007. We have a substantial international customer base and we are subject to foreign exchange translation risk to the extent that our revenue is denominated in currencies other than the U.S. dollar. Doing business internationally requires significant management attention and financial resources to successfully develop direct and indirect sales channels and to support customers in international markets. In addition we have a research and development facility in Shanghai, China. We may not be able to maintain or expand international market demand for our products.

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

We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products such as, but not limited to, the European Union Directive entitled, “The Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment”. Environmental laws and regulations can vary from jurisdiction to jurisdiction and often make producers financially responsible for the collection, treatment, recycling and ultimate disposal of their products. We will need to ensure that we comply with all applicable environmental laws and regulations as they are enacted, and that our component suppliers also comply on a timely basis with such laws and regulations. If we are not in compliance with such legislation, our customers may refuse to purchase our products or we may be unable to ship products to certain markets, which would have a material adverse effect on our business, financial condition and results of operations.

We could incur substantial costs in connection with our compliance with environmental laws and regulations, and we could also be subject to governmental fines, penalties and liability to our customers if we were found to be in violation of these laws. If we have to make significant capital expenditures to comply with environmental laws, or if we are subject to significant capital expenses in connection with a violation of these laws, our financial condition or operating results could suffer. Additionally, we could be forced to write off inventory that is found not to be compliant with evolving environmental regulations.

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

We are a defendant in an Initial Public Offering securities lawsuit and a party to other litigation and claims in the normal course of our business. We are also subject to one derivative action lawsuit arising from our recent stock option investigation and related restatements of our financial statements, and we may be named in additional litigation. The highly technical nature of our products makes them susceptible to allegations of patent infringement. Litigation is by its nature uncertain and unpredictable and there can be no assurance that the ultimate resolution of such claims will not exceed the amounts accrued for such claims, if any. Litigation can be expensive, lengthy, and disruptive to normal business operations. An unfavorable resolution of a legal matter could have a material adverse affect on our business, operating results, or financial condition. For additional information regarding certain lawsuits and other disputes in which we are involved, see Part I, Item 3 “Legal Proceedings”.

Our ability to compete and pursue strategic alternatives could be jeopardized if we are unable to protect our intellectual property rights or are determined to have infringed on intellectual property rights of others.

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

Historically, the market for technology stocks has been extremely volatile. Our common stock has experienced, and may continue to experience, substantial price volatility. The occurrence of any one or more of the factors noted above could cause the market price of our common stock to fluctuate. In addition, the following factors could cause the market price of our common stock to fluctuate:

•	loss of a major customer;

•	significant changes or slowdowns in the funding and spending patterns of our current and prospective customers;

•	the addition or departure of key personnel;

•	variations in our quarterly operating results;

•	announcements by us or our competitors of significant contracts, new products or product enhancements;

•	failure by us to meet product milestones;

•	acquisitions, distribution partnerships, joint ventures or capital commitments;

•	regulatory changes in telecommunications;

•	variations between our actual results and the published expectations of securities analysts;

•	changes in financial estimates by securities analysts;

•	sales of our common stock or other securities in the future;

•	changes in market valuations of networking and telecommunications companies;

•	fluctuations in stock market prices and volumes and;

•	announcements or implementation of any capital restructure i.e. stock buyback or cash distribution.

In addition, the stock market in general, and the NASDAQ Stock Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies.

Significant insider ownership, provisions of our charter documents and provisions of Delaware law may limit shareholders’ ability to influence key transactions, including changes of control.

As of July 31, 2008, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 34% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	PROPERTIES

As of July 31, 2008, we lease one facility in Chelmsford, Massachusetts, containing a total of approximately 114,000 square feet. In Moorestown, New Jersey, we currently lease one facility containing a total of approximately 76,000 square feet, in Wallingford, Connecticut, we currently lease one facility containing a total of approximately 16,000 square feet and in Shanghai, China, we currently lease one facility containing a total of approximately 37,000 square feet. These facilities consist of offices and engineering laboratories used for research and development, administration, sales and customer support, ancillary light manufacturing, storage and shipping activities. We also maintain smaller offices to provide sales and customer support at various domestic and international locations. These facilities are presently adequate and suitable for our needs, and we do not expect to require additional space during fiscal 2009.

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

Prior to the Second Circuit’s December 5, 2006 ruling, a majority of the issuers, including the Company, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed a Second Amended Class Action complaint against the Company. The amended complaint contains a number of changes, including changes to the definition of the purported class of investors, and the elimination of the Individual Defendants as defendants. The Company and the underwriters filed separate motions to dismiss the amended complaint on November 14, 2007. On March 26, 2008, the Court denied the motion to dismiss the Section 10(b) claims but dismissed certain Section 11 claims against the Company. On June 5, 2008, the Court dismissed the remaining Section 11 claims against the Company in response to a motion for partial reconsideration. On September 27, 2007, the plaintiffs filed a motion for class certification in the Company’s case. On December 21, 2007, the Company and the underwriters filed papers opposing class certification. On March 28, 2008, Plaintiffs filed their reply brief in support of their motion for class certification. We are awaiting the District Court’s decision on the motion for class certification.

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

Derivative Lawsuits

On May 31, 2006, a purported shareholder derivative action, captioned Weisler v. Barrows (“Weisler”), was filed in the United States District Court for the District of Delaware (the “Delaware Court”), on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers (as amended on October 4, 2006). The plaintiff derivatively claims, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934, Section 304 of the Sarbanes-Oxley Act of 2002, and breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices. The plaintiff seeks unspecified damages, profits, the return of compensation paid by the Company, an injunction and costs and attorneys’ fees. Substantially similar actions, captioned Vanpraet v. Deshpande (“Vanpraet”) and Patel v. Deshpande (“Patel”), were filed in the United States District Court for the District of Massachusetts on June 28, 2006 and July 13, 2006, respectively (the “Massachusetts Court”), and Ariel v. Barrows (“Ariel”) was filed on July 21, 2006 in the United States District Court for the Eastern District of New York (the “New York Court”). None of the plaintiffs made presuit demand on the Company’s Board of Directors prior to filing suit. By Memorandum and Order dated November 6, 2006, the Delaware Court transferred Weisler to the District of Massachusetts. By stipulation of the parties, on November 21, 2006, the New York Court transferred Ariel to the District of Massachusetts. By margin order dated May 24, 2007, the Massachusetts Court consolidated Weisler, Vanpraet, Patel and Ariel (the “Federal Action”). Subsequent to that consolidation, plaintiffs in the Federal Action served a demand letter on the Company, which has since been refused. Proceedings in the Federal Action are currently stayed. The Federal Action does not seek affirmative relief from the Company.

On September 19, 2006, an additional purported shareholder derivative action, captioned McMahon v. Smith, was filed in the Middlesex Superior Court for the Commonwealth of Massachusetts, on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers. The plaintiff derivatively claims, among other things, breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices, and also that certain defendants’ misappropriated confidential Company information for personal profit by selling Company stock while in possession of material, non-public information. The plaintiff sought unspecified damages, profits, an injunction and costs and attorneys’ fees. The plaintiff did not make presuit demand on the Company’s Board of Directors prior to filing suit. An amended complaint was filed on July 16, 2007 which also named additional officers of the Company as defendants. On August 15, 2007, the defendants filed a motion to dismiss and on November 19, 2007, the court heard oral arguments on that motion. By a Memorandum and Order dated March 6, 2008, the Court granted the defendant’s motion and dismissed the case with prejudice and without leave to file a further amended complaint. The plaintiff did not appeal that decision. The purported derivative action did not seek affirmative relief from the Company.

In October 2007, a purported Sycamore Networks, Inc. shareholder filed a complaint for violation of Section 16 of the Securities Exchange Act of 1934, which prohibits short-swing trading against the Company’s Initial Public Offering underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., in District Court for the Western District of Washington seeks recovery of short-swing profits. On April 28, 2008, the district court established a briefing schedule for motions to dismiss and ruled that all discovery be stayed pending resolution of the motions to dismiss. On July 25, 2008, the Company and the Initial Public Offering underwriters filed motions to dismiss the complaint. The Company is named as a nominal defendant. No recovery is sought from the Company in this matter.

Other Matters

On or about July 9, 2008, the Commissioners of the Securities and Exchange Commission (the “SEC”) authorized the final settlement between the Company and the SEC in connection with the previously disclosed investigation into the Company’s historical stock option granting practices and related accounting. Without admitting or denying the allegations in the SEC’s complaint, the Company agreed to settle the charges by consenting to a permanent injunction against any future violations of the federal securities laws. No monetary penalties were assessed against the Company in conjunction with the settlement. This settlement concludes the SEC’s investigation into the Company’s historical stock option granting practices and related accounting.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SCMR”. The following table sets forth, for the periods indicated, the high and low closing sale prices as reported on the NASDAQ Global Select Market for Sycamore common stock, as adjusted for all stock splits.

Fiscal year 2008:

	High	Low
Fourth Quarter ended July 31, 2008	$3.48	$3.07
Third Quarter ended April 26, 2008	3.74	3.22
Second Quarter ended January 26, 2008	4.27	3.39
First Quarter ended October 27, 2007	4.30	3.66

Fiscal year 2007:

	High	Low
Fourth Quarter ended July 31, 2007	$4.30	$3.67
Third Quarter ended April 28, 2007	4.03	3.61
Second Quarter ended January 27, 2007	3.92	3.64
First Quarter ended October 28, 2006	4.08	3.52

As of September 19, 2008, there were approximately 769 stockholders of record.

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

Equity Compensation Plan Information

The following table sets forth certain information as of July 31, 2008 with respect to compensation plans under which shares of our common stock may be issued:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	22,666,960	$6.03	119,231,682
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	22,666,960	$6.03	119,231,682

STOCK PERFORMANCE GRAPH

The following graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock during the period from July 31, 2003 through July 31, 2008, with the cumulative total return on the S&P 500 and the Nasdaq Telecommunications Index. The comparison assumes $100 was invested on July 31, 2003 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

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

	For the years ended July 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$115,496	$156,048	$87,395	$65,434	$44,547
Cost of revenue	62,565	88,210	43,942	34,425	31,149

Gross profit	52,931	67,838	43,453	31,009	13,398

Operating expenses:
Research and development	47,397	45,912	31,377	47,969	66,250
Sales and marketing	21,041	23,712	11,690	12,214	19,991
General and administrative	15,980	28,684	11,634	10,366	11,337
Asset impairments	4,446	17,268	—	—	—
In-process research and development	—	12,400	—	—	—
Restructuring charges	2,368	1,486	—	679	—
Litigation settlement	—	—	750	—	—
Reserve for contingencies	—	(2,184)	6,847	10,282	—

Total operating expenses	91,232	127,278	62,298	81,510	97,578

Loss from operations	(38,301)	(59,440)	(18,845)	(50,501)	(84,180)
Interest and other income, net	38,784	47,089	39,063	20,648	15,890

Income (loss) before income taxes	483	(12,351)	20,218	(29,853)	(68,290)
Income tax expense	597	854	830	63	—

Net income (loss)	$(114)	$(13,205)	$19,388	$(29,916)	$(68,290)

Basic net income (loss) per share	$(0.00)	$(0.05)	$0.07	$(0.11)	$(0.25)
Diluted net income (loss) per share	$(0.00)	$(0.05)	$0.07	$(0.11)	$(0.25)
Shares used in per-share calculation—basic	282,484	279,588	277,782	275,023	272,123
Shares used in per-share calculation—diluted	282,484	279,588	281,205	275,023	272,123

	As of July 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$941,834	$924,751	$985,137	$955,035	$961,325
Working capital	828,128	910,171	828,858	931,246	511,662
Total assets	1,022,463	1,033,070	1,018,052	982,063	990,918
Total stockholders’ equity	987,375	973,049	975,706	939,545	955,440

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Item 6.—Selected Financial Data” and our consolidated financial statements and the related notes thereto included elsewhere in this report. Except for the historical information contained herein, we wish to caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including, without limitation, those risks and uncertainties discussed under the heading “Item 1A.—Risk Factors” contained in this Form 10-K and any other reports filed by us from time to time with the Securities and Exchange Commission. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.

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

Total revenue for fiscal 2008 was $115.5 million, a decrease of 26% compared to fiscal 2007. Total revenue for fiscal 2007 was $156.0 million, an increase of 79% compared to fiscal 2006. Our net loss for fiscal 2008 was $0.1 million compared to a net loss for fiscal 2007 of $13.2 million. The net loss for fiscal 2008 includes asset impairment charges of $4.4 million. The net loss for fiscal 2007 includes acquisition related charges of $12.4 million for in-process research and development and asset impairment charges of $17.3 million. We continue to maintain a significant cost structure, relative to our revenue, particularly within the research and development organization. We believe that these investments are necessary to advance our technology and secure new business.

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

Our total cash, cash equivalents and investments were $941.8 million at July 31, 2008. Included in this amount were cash and cash equivalents of $499.9 million. We intend to fund our operations, including fixed commitments under operating leases, and any required capital expenditures for the foreseeable future using our existing cash, cash equivalents and investments. We believe that, based on our business plans and current conditions, our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for the next twelve months. We also believe that our current cash, cash equivalents and investments will enable us to pursue the strategic options discussed above.

As of July 31, 2008, Sycamore and its subsidiaries employed approximately 492 persons, which was a net increase of 66 persons from the approximately 426 persons employed on July 31, 2007.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those relating to revenue recognition, allowance for doubtful accounts, investments, warranty obligations, inventory valuation, litigation and other contingencies, intangible assets and goodwill and share-based compensation expense. Estimates are based on our historical experience and other assumptions that we consider reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Differences between our estimates and the actual results are reflected in the results of operations for the period in which the estimate is changed.

We believe that the following critical accounting policies affect the most significant judgments, assumptions and estimates we use in preparing our consolidated financial statements. Changes in these estimates can affect materially the amount of our reported net income or loss.

Revenue Recognition

The Company’s products enable network operators to efficiently and cost-effectively provision and manage multiservice access and optical capacity to support a wide range of converged services such as voice, video and data. As our customer requirements have been evolving, the software component of our product is becoming more than incidental to its functionality. Accordingly, for such arrangements where software is more than incidental to the functionality of the product, the Company recognizes revenue pursuant to the requirements of Statement of Position (SOP) 97-2 “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” The Company will apply the provisions of SOP 97-2, as amended, to substantially all of its customer arrangements beginning in the first quarter of fiscal 2009.

In accordance with SOP 97-2, the Company begins to recognize revenue when all of the following criteria are met: the Company has evidence of an arrangement with a customer; the Company delivers the products; agreement terms are deemed fixed or determinable and free of contingencies or uncertainties; and collection is probable. Evidence of an arrangement generally consists of sales contracts or agreements and customer purchase orders. Product delivery occurs when title and risk of loss are transferred to the customer. If uncertainties exist regarding customer acceptance, the company recognizes revenue when all uncertainties are resolved. The Company assesses whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. Collectibility is assessed based on the creditworthiness of the customer as determined by credit checks and the customer’s payment history to the Company.

For arrangements which include the delivery of multiple elements, revenue is allocated for all elements based on vendor-specific objective evidence, or VSOE, of fair value. VSOE is generally the price charged when that element is sold separately or the price is established by management having the relevant authority.

In situations where VSOE exists for all elements (delivered and undelivered), the Company allocates the total revenue to be earned under the arrangement among the various elements, based on their relative fair value. For transactions where VSOE exists only for the undelivered elements, the Company uses the residual method and defers the full fair value of the undelivered elements and recognizes the difference between the total arrangement fee and the amount deferred as revenue. If VSOE does not exist for undelivered items that are services, then the entire arrangement fee is recognized ratably over the remaining service period. If VSOE does not exist for undelivered elements that are specified products or features, all revenue is deferred until the earlier of the delivery of all elements or the point at which VSOE for the undelivered elements is determined.

Revenue from installation or other services is recognized as work is performed or ratably over the service period.

For arrangements in which the software component is incidental to the functionality of the product, the Company has recognized revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.

For arrangements in which the software component is incidental to the functionality of the product and that involve the delivery or performance of multiple elements, the determination as to how the arrangement consideration should be measured and allocated to the separate deliverables of the arrangement has been determined in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” When an arrangement involves multiple elements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately. If fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) the delivery of the undelivered element or (ii) fair value of the undelivered element exists, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts. In the event that we become aware of deterioration in a particular customer’s financial condition, a review is performed to determine if additional provisions for doubtful accounts are required.

Investments

We account for our marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Our investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. We evaluate our investments for potential impairment on a quarterly basis and would recognize an impairment charge should a decline in the fair value of investments below the related cost basis be judged to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Warranty Obligations

We accrue for warranty costs at the time revenue is recognized based on contractual rights and on the historical rate of claims and costs to provide warranty services. If we experience a change in warranty claims that vary from historical experience in our costs to provide warranty services, we may be required to adjust our warranty accrual. A change in the warranty accrual will impact our gross margin.

Inventory

We continuously monitor inventory balances and record inventory provisions for any excess of the cost of the inventory over its estimated market value, based on assumptions about future demand, manufacturing quantities and market conditions. While such assumptions may change from period to period, we measure the net realizable value of inventories using the best information available as of the balance sheet date. If actual market conditions are less favorable than those projected, or we experience a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, additional inventory provisions may be required. Once inventory has been written down to its estimated net realizable value, its carrying value can not be increased due to subsequent changes in demand forecasts. Accordingly, if inventory previously written down to its net realizable value is subsequently sold, gross profit margins would be favorably impacted.

Reserve for Contingencies

We are subject to various claims, litigation and other disputes, as well as potential liabilities associated with various tax matters. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals, if any, are based only on the most current and dependable information available at any given time. As additional information becomes available, we may reassess the potential liability from pending claims, litigation and tax matters and the probability of claims being successfully asserted against us. As a result, it may be necessary to revise our estimates related to these pending claims, litigation and other disputes and potential liabilities associated with various tax matters. Such revisions in the estimates of the potential liabilities are reflected in our results of operations in the period of change and could have a material impact on our consolidated results of operations, financial position and cash flows in the future.

Goodwill

As of July 31, 2008, the consolidated balance sheet included $20.3 million in goodwill. This amount primarily represents the remaining excess of the total purchase price of the Eastern Research acquisition over the fair value of the net assets acquired. In accordance with SFAS 142, the Company tests goodwill for impairment on an annual basis, which we have determined to be the last business day of June each year, and between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. There was no impairment of goodwill in fiscal 2008 or 2007.

Intangible Assets

As of July 31, 2008, the consolidated balance sheet included $4.0 million in other intangible assets, net. The Company accounts for the impairment or disposal of intangible assets in accordance with the provisions of SFAS 144. In accordance with SFAS 144, each intangible asset is tested for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. Valuation of our intangible assets requires the Company to make assumptions about the estimates of future cash flows, including assumptions related to revenue, operating income, asset related expenditures, working capital levels and other factors. If actual market conditions differ or the estimates change, the Company may be required to record additional impairment charges in future periods. Such charges would have the effect of decreasing earnings or increasing losses in such period.

During the first quarter of fiscal 2007, the Company decided to discontinue the development of its acquired OX8000 product, resulting in an asset impairment charge of $6.6 million. In the fourth quarter of fiscal 2007, the Company decided to cease further development of its acquired BSG product. As a result, the Company recorded an asset impairment charge of $10.7 million. During the fourth quarter of 2008, the Company incurred an intangible asset impairment charge of $4.4 million related to the acquired DNX technology and customer relationships. The impairment charge was primarily related to lower than previously estimated revenues from our DNX products.

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

Results of Operations

Fiscal Years ended July 31, 2008 and 2007

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2008	2007
Revenue
Product	$89,181	$132,120	$(42,939)	(33)%
Service	26,315	23,928	2,387	10%

Total revenue	$115,496	$156,048	$(40,552)	(26)%

Total revenue decreased in fiscal 2008 compared to fiscal 2007. Product revenue consists primarily of sales of our intelligent bandwidth management solutions. Product revenue decreased in fiscal 2008 compared to fiscal 2007 primarily due to a significant decline in the level of orders from a major customer. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue increased in fiscal 2008 compared to fiscal 2007 primarily due to the inclusion of service revenue from our access products for the entire current fiscal year compared to a partial year in fiscal 2007 and increased core product installation services in fiscal 2008 compared to fiscal 2007.

For fiscal 2008, two customers accounted for 23% and 22% of revenue, or a combined 45% of our total revenue. Two customers accounted for 53% and 16% of revenue in fiscal 2007, or a combined 69% of our total revenue. International revenue represented 48% of revenue in fiscal 2008, compared to 27% of revenue in fiscal 2007. We expect future revenue will continue to be highly concentrated in a relatively small number of customers. The timing of customer deployments in any given quarter may cause shifts in both the number of greater than 10% customers and in the percentage mix of domestic and international revenue. The loss of any one of these customers or any substantial reduction or delay in orders by any one of these customers could materially adversely affect our business, financial condition and results of operations.

Gross profit

The following table presents gross profit for product and services, including non-cash share-based compensation expense (in thousands, except percentages):

	Year Ended July 31,
	2008	2007
Gross profit:
Product	$39,310	$54,056
Service	13,621	13,782

Total	$52,931	$67,838

Gross profit:
Product	44%	41%
Service	52%	58%

Total	46%	43%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services and other internal manufacturing costs. Product gross profit decreased in fiscal 2008 compared to fiscal 2007. The decrease was primarily due to reduced revenue in fiscal 2008 caused by a decline in the level of orders from a major customer, and an inventory provision of $3.7 million booked in fiscal 2008. Product gross profit percentage increased in fiscal 2008 compared to fiscal 2007 primarily due to a shift in customer product mix. Product gross profit may fluctuate from period to period due to revenue fluctuation, volume, pricing pressures resulting from intense competition in our industry as well as the enhanced negotiating leverage of certain larger customers. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, overhead absorption, sales discounts, increases in labor costs, excess inventory and obsolescence charges, increases in component pricing or other material costs, the introduction of new products or the entry into new markets with different pricing and cost structures.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit remained consistent in fiscal 2008 compared to fiscal 2007. Service gross profit percentage decreased in fiscal 2008 compared to fiscal 2007 primarily due to a change in the mix of customers and services provided, namely a higher level of installation services, which are at a lower margin, versus maintenance services. As most of our service cost of revenue is fixed, increases or decreases in revenue will have a significant impact on service gross profit. Service gross profit may be affected in future periods by various factors including, but not limited to, the change in mix between technical support services and advanced services, competitive and economic pricing pressures, the enhanced negotiating leverage of certain larger customers, maintenance contract renewals and the timing of renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2008	2007
Research and development	$47,397	$45,912	$1,485	3%
Sales and marketing	21,041	23,712	(2,671)	(11)%
General and administrative	15,980	28,684	(12,704)	(44)%
Asset impairments	4,446	17,268	(12,822)	(74)%
In-process research and development	—	12,400	(12,400)	(100)%
Restructuring and related impairments	2,368	1,486	882	59%
Reserve for contingencies	—	(2,184)	2,184	(100)%

Total operating expenses	$91,232	$127,278	$(36,046)	(28)%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses increased in fiscal 2008 compared to fiscal 2007. The increase was primarily due to increased project related costs, including the expansion of our development center in Shanghai. We continue to focus our research and development investments on features and functionality targeted at existing and prospective customer requirements. We are continuing to invest in R&D with a view toward convergence and the next generation of optical products to support it. We believe that investment in both domestic and off-shore R&D initiatives will provide a portfolio of products to address an evolving market allowing us to compete more effectively for both near and longer term opportunities.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, amortization of customer evaluation inventory and other sales and marketing support expenses. Sales and marketing expenses decreased in fiscal 2008 compared to fiscal 2007. The decrease was primarily due to (1) higher costs in fiscal 2007 associated with personnel costs and an employment agreement between the Company and a former Company executive which resulted in a non-cash charge of $1.5 million arising from the modification of his stock option agreement and (2) lower commissions in fiscal 2008 due to lower order levels in fiscal 2008 compared to fiscal 2007. Within our existing spending levels, we continue to allocate sales and marketing resources to those geographic regions where we see the most attractive opportunities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate purposes. General and administrative expenses decreased in fiscal 2008 compared to fiscal 2007. The decrease was primarily due to lower costs associated with the Audit Committee’s stock option and related accounting investigation. In fiscal 2008 and 2007 we recorded expenses of approximately $1.4 million and $12.0 million, respectively, in connection with the Audit Committee’s investigation.

Asset Impairments

We evaluate goodwill and intangible assets for impairment annually and when events occur or circumstances change that may reduce the value of the asset below its carrying amount using forecasts of discounted future cash flows. In fiscal 2007, we decided to discontinue the development of our OX8000 product. This product was in the development stage on the date of its acquisition and accordingly we recorded in-process research and development expense of $12.4 million on the date of the acquisition. As a result of our decision to discontinue the OX8000 product, we recorded an asset impairment charge of $6.6 million in the first quarter of 2007. The charge related to certain tangible and intangible assets associated with the product, specifically customer relationships and other related fixed assets. In addition, we recorded a charge of $1.1 million related to OX8000 inventory in cost of product revenue.

In the fourth quarter of fiscal 2007, the Company decided to cease further development and marketing of our acquired BSG product. As a result of the Company’s decision to cease development and marketing of the BSG product, we recorded an asset impairment charge of $10.7 million in the fourth quarter of fiscal 2007. The charge related to certain tangible and intangible assets associated with the BSG product, specifically technology and customer relationships and other related fixed assets. In addition, the Company recorded a charge of $0.3 million related to BSG inventory in cost of product revenue.

In the fourth quarter of fiscal 2008, the Company assessed the carrying value of its remaining intangible assets pursuant to SFAS 144. As a result, the Company recorded an impairment charge of $4.4 million related to previously acquired intangible assets associated with DNX technology and customer relationships.

In-process Research and Development

In the first quarter of fiscal 2007, we recorded in-process research and development expense of $12.4 million which was charged to expense because technological feasibility had not been established and no future alternative uses for the acquired technology existed at the time of acquisition. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology.

Restructuring and Related Impairments

During the first quarter of 2008, we completed a consolidation of our Moorestown, New Jersey facility and recorded a restructuring charge of $2.0 million. This consolidation was completed in conjunction with the decision in the fourth quarter of fiscal 2007 to reduce our workforce by 46 employees across the Company. We completed these actions to better align development resources with future growth opportunities, further improve operational efficiencies, and capitalize on additional acquisition synergies. As a result of these actions, we recorded a restructuring charge related to rent and other facility charges related to our Moorestown facility. The charge in first quarter of fiscal 2008 also includes severance costs related to several employees affected by the fourth quarter fiscal 2007 workforce reduction who were placed on transition programs and whose employment was terminated in the first quarter of fiscal 2008. In the third quarter of fiscal 2008 we recorded an additional restructuring charge related to the consolidation of our Moorestown facility of $0.4 million. The charge was based on a revised lower estimate of future sublease income and a lease termination fee. It is possible that such actions may be necessary in the future should market and business conditions change.

Reserve for Contingencies

In accordance with SFAS No. 5, a liability is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such provision on a quarterly basis and records any necessary adjustments to reflect the effect of ongoing negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. We are also subject to tax audits by various tax authorities. Based on ongoing negotiations and settlement discussions with various tax authorities in 2007, the Company decreased this accrual by $2.2 million, resulting in a reduction of expenses in fiscal 2007. The Company has recorded its best estimate of the probable liability resulting from the ultimate outcome of these audits as of July 31, 2008. While we believe that the amounts accrued are adequate, any subsequent change in our estimates will be recorded at such time the change is probable and estimable.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2008	2007
Interest and other income, net	$38,784	$47,089	$(8,305)	(18)%

Interest and other income, net decreased in fiscal 2008 compared to fiscal 2007. The decrease was primarily due to lower interest rates.

Income Tax Expense

Income tax expense of $0.6 million was recorded in fiscal 2008 versus $0.9 million in fiscal 2007.

As a result of incurring substantial net operating losses from 2001 through 2005 and in 2007, we determined that it is more likely than not that our deferred tax assets may not be realized. Therefore, in accordance with the requirements of FASB 109, we maintain a full valuation allowance. If we generate sustained future taxable income against which these tax attributes may be applied, some or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to paid-in capital, a reduction to goodwill and the remainder would be recorded as a reduction in income tax expense.

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

Product gross profit

Product gross profit percentage decreased in fiscal 2007 compared to fiscal 2006. The decrease was primarily the result of a $3.8 million purchase accounting step up charge related to acquired inventory, a $1.4 million charge related to inventory of Eastern Research’s OX8000 and BSG products which the Company decided to discontinue, and unfavorable product and customer mix, partially offset by higher margins from our newly acquired multiservice access business.

Service gross profit

Service gross profit increased in fiscal 2007 compared to fiscal 2006. The increase was primarily due to increased maintenance revenues.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2007	2006
Research and development	$45,912	$31,377	$14,535	46%
Sales and marketing	23,712	11,690	12,022	103%
General and administrative	28,684	11,634	17,050	147%
Asset impairments	17,268	—	17,268	N/A
In-process research and development	12,400	—	12,400	N/A
Restructuring charges	1,486	—	1,486	N/A
Litigation settlement	—	750	(750)	(100)%
Reserve for contingencies	(2,184)	6,847	(9,031)	(132)%

Total operating expenses	$127,278	$62,298	$64,980	104%

Research and Development Expenses

Research and development expenses increased in fiscal 2007 compared to fiscal 2006. The increase was primarily due to the acquisition of Eastern Research, which contributed additional research and development expenses.

Sales and Marketing Expenses

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

General and Administrative Expenses

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

Asset Impairments

Asset impairment charges of $17.3 were recorded in fiscal 2007 and related to the decision to discontinue the development of Eastern Research’s OX8000 product in the first quarter of fiscal 2007 as well as the decision to cease development and marketing of the BSG product in the fourth quarter of fiscal 2007.

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

Litigation Settlement

In the second quarter of fiscal 2006, we entered into an Agreement of Settlement and Release to resolve a 2003 lawsuit that had been filed by a component supplier to a company that we acquired. Under the terms of the agreement, the Company paid the supplier $1.0 million and the parties filed a stipulation of dismissal with prejudice in the underlying lawsuit. In the second quarter of fiscal 2006 we recorded $0.8 million as an operating expense with the remainder being charged to our existing reserve for contingencies.

Reserve for Contingencies

During the fourth quarter of fiscal 2006, the Company accrued $6.8 million associated with contingencies related to claims, litigation and other disputes, as well as potential liabilities associated with various tax matters. Based on ongoing negotiations and settlement discussions, the Company decreased this accrual by $2.2 million during the fourth quarter of fiscal 2007.

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

Liquidity and Capital Resources

Year Ended July 31, 2008

Total cash, cash equivalents and investments were $941.8 million at July 31, 2008. Included in this amount were cash and cash equivalents of $499.9 million, compared to $249.3 million at July 31, 2007. The increase in cash and cash equivalents of $250.6 million was attributable to cash provided by investing activities of $222.0 million, cash provided by operating activities of $17.7 million and cash provided by financing activities of $10.9 million.

Net cash provided by investing activities was $222.0 million and consisted primarily of net maturities of investments of $233.9 million offset by purchases of property and equipment of $11.9 million.

Net cash generated by operating activities was $17.7 million. Net loss was $0.1 million and included non-cash charges including share-based compensation of $4.5 million, an inventory provision of $3.7 million, restructuring charges of $1.1 million, depreciation and amortization of $12.8 million, asset impairment charges of $4.4 million and a loss on the disposal of a fixed asset of $54 thousand. Accounts receivable decreased to $8.8 million at July 31, 2008 from $30.5 million at July 31, 2007. The decrease was primarily due to a decrease in sales due to a significant decline in the level of orders from one major customer. Our accounts receivable and days sales outstanding are impacted primarily by the timing of shipments, collections performance and timing of support contract renewals. Inventory levels increased to $23.8 million at July 31, 2008 from $21.7 million at

July 31, 2007. The increase was primarily due to the timing of shipments. Deferred revenue increased to $19.1 million at July 31, 2008 from $14.4 million at July 31, 2007 primarily due to a $3.4 million increase in deferred product revenue. Accounts payable decreased to $2.5 million at July 31, 2008 from $13.6 million at July 31, 2007. Accrued expenses and other current liabilities decreased to $10.8 million at July 31, 2008 from $28.5 million at July 31, 2007. The decrease is primarily due to settlement of three reserve contingencies totaling $14.7 million which was accrued in prior years.

For the year ended July 31, 2008, net cash provided by financing activities was $10.9 million and consisted of proceeds from the exercise of employee stock options.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $941.8 million at July 31, 2008. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits and government securities. At July 31, 2008, $321.2 million of investments with maturities of less than one year were classified as short-term investments. Based on our current expectations, we anticipate that some portion of our existing cash and cash equivalents and investments may be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At July 31, 2008, more than 46% of our accounts receivable balance was attributable to five of our customers. In October 2007 we established a letter of credit in the amount of $6.6 million related to the settlement of a reserve contingency; $3.3 million was paid in the second quarter of fiscal 2008 and the final $3.3 million payment was made in the third quarter of fiscal 2008. As of July 31, 2008, we do not have any other outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. We currently intend to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments.

As of July 31, 2008, the future restructuring cash payments of $0.7 million consist primarily of amounts related to lease payments to be paid over the next three years.

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

Year Ended July 31, 2007

Total cash, cash equivalents and investments were $924.8 million at July 31, 2007. Included in this amount were cash and cash equivalents of $249.3 million, compared to $169.8 million at July 31, 2006. The increase in cash and cash equivalents of $79.5 million was attributable to cash provided in investing activities of $48.7 million, cash provided by operating activities of $28.0 million and cash provided by financing activities of $2.7 million.

Cash provided by investing activities of $48.7 million consisted primarily of net proceeds from maturities and sales of investments, offset by cash used for the Eastern Research acquisition of $82.3 million and to a lesser extent purchases of property and equipment of $9.8 million. Cash provided by operating activities of $28.0 million consisted of net income for the period of $13.2 million, adjusted for net non-cash charges totaling $47.7 million and offset by changes in working capital totaling $6.5 million. Net non-cash charges included depreciation and amortization, share-based compensation, adjustments to provisions for excess and obsolete inventory, loss on disposal of equipment, in-process research and development and asset impairment charges.

The most significant changes in working capital were a decrease in accounts receivable of $10.2 million, a decrease in inventories of $6.3 million, decreases in prepaids and other current assets and accrued restructuring costs and increases in deferred revenue, accounts payable and accrued expenses and other liabilities. Cash provided by financing activities of $2.7 million consisted of proceeds from employee stock plan activity.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

At July 31, 2008, our future contractual obligations, which consist of contractual commitments for operating leases and inventory and other purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating leases	$8,172	$2,451	$5,721	$—	$—
Inventory and other purchase commitments	8,220	8,220	—	—	—

Total	$16,392	$10,671	$5,721	$—	$—

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and as a result, are effective for the Company in the first quarter of fiscal 2009. However, the FASB has recently approved a one year deferral for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company has evaluated the potential impact of the SFAS 157 on its consolidated financial statements and has determined that the adoption of SFAS No. 157 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and as a result, is effective for the Company in the first quarter of fiscal 2009. The Company has evaluated the potential impact of SFAS 159 on its consolidated financial statements and has determined that the adoption of SFAS No. 159 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition without first reducing other acquired assets, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulting from a business combination are to be recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and as a result, is effective for the Company in the first quarter of fiscal 2010. The company is currently evaluating the potential impact of SFAS 141R on its consolidated financial statement.

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

Related Party Transactions

In July 2000, we made an investment of $2.2 million in Tejas Networks India Private Limited (“Tejas”). The Chairman of the Board of Directors of Sycamore also serves as the Chairman of the Board of Directors of Tejas. An executive officer of our Company also served as a board member of Tejas, until his resignation from the Tejas board on December 27, 2007. We have no obligation to provide any additional funding to Tejas. During the fiscal years ended July 31, 2008, 2007 and 2006, we recognized revenue of $0.2 million, $0.3 million and $0.3 million, respectively, relating to transactions with Tejas. In addition, the company also made payments to Tejas for the fiscal years ended July 31, 2008 and 2007 of $256 thousand and $42 thousand, respectively.

Eastern Research executed an OEM agreement with Tejas in March of 2006 under which Tejas provided Eastern Research with hardware, software and support for the sale of the OM 1000 product. In April of 2007 Sycamore amended the OEM agreement with Tejas to assign the agreement to Sycamore and add the OM 1500 and OM 4000 products.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at July 31, 2008, the fair value of the portfolio would decline by approximately $1.2 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business is global, with international revenue representing 48% of total revenue in fiscal 2008. We expect that international sales may continue to represent a significant portion of our revenue. Generally, sales outside of the United States are denominated in US dollars. In the future, to the extent that sales outside of the United States might be denominated in local currencies, exchange rate fluctuations in foreign currencies may have an impact on our financial results, although to date such impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Sycamore Networks, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Sycamore Networks, Inc. and its subsidiaries at July 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006, and the manner in which it accounts for uncertain tax positions in 2008.

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

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

September 26, 2008

SYCAMORE NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	July 31, 2008	July 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$499,922	$249,262
Short-term investments	321,173	658,307
Accounts receivable, net of allowance for doubtful accounts of $72 and $4,132 at July 31, 2008 and July 31, 2007, respectively	8,779	30,521
Inventories	23,750	21,715
Prepaids and other current assets	2,847	4,062

Total current assets	856,471	963,867
Property and equipment, net	20,437	19,612
Long-term investments	120,739	17,182
Purchased intangibles, net	4,000	11,411
Goodwill	20,334	20,334
Other assets	482	664

Total assets	$1,022,463	$1,033,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,493	$13,565
Accrued compensation	2,842	2,973
Accrued warranty	3,829	3,400
Accrued expenses	2,336	4,313
Accrued restructuring costs	681	1,885
Reserve for contingencies	—	14,695
Deferred revenue	14,300	9,765
Other current liabilities	1,862	3,100

Total current liabilities	28,343	53,696
Long term deferred revenue	4,841	4,674
Long term liability	1,904	1,651

Total liabilities	35,088	60,021

Commitments and contingencies (Notes 7 and 14)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized, none issued and outstanding at July 31, 2008 and July 31, 2007	—	—
Common stock, $.001 par value; 2,500,000 shares authorized, 283,868 and 280,040 shares issued at July 31, 2008 and July 31, 2007, respectively	284	280
Additional paid-in capital	2,034,818	2,020,724
Accumulated deficit	(1,047,783)	(1,047,669)
Treasury stock, at cost; 5 and 0 shares held at July 31, 2008 and July 31,2007, respectively	—	—
Accumulated other comprehensive income (loss)	56	(286)

Total stockholders’ equity	987,375	973,049

Total liabilities and stockholders’ equity	$1,022,463	$1,033,070

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended July 31,
	2008	2007	2006
Revenue
Product	$89,181	$132,120	$68,558
Service	26,315	23,928	18,837

Total revenue	115,496	156,048	87,395

Cost of revenue
Product	49,871	78,064	35,186
Service	12,694	10,146	8,756

Total cost of revenue	62,565	88,210	43,942

Gross profit	52,931	67,838	43,453

Operating expenses:
Research and development	47,397	45,912	31,377
Sales and marketing	21,041	23,712	11,690
General and administrative	15,980	28,684	11,634
Asset impairments	4,446	17,268	—
In-process research and development	—	12,400	—
Restructuring charges	2,368	1,486	—
Litigation settlement	—	—	750
Reserve for contingencies	—	(2,184)	6,847

Total operating expenses	91,232	127,278	62,298

Loss from operations	(38,301)	(59,440)	(18,845)
Interest and other income, net	38,784	47,089	39,063

Income (loss) before income taxes	483	(12,351)	20,218
Income tax expense	597	854	830

Net income (loss)	$(114)	$(13,205)	$19,388

Net income (loss) per shares:
Basic	$(0.00)	$(0.05)	$0.07
Diluted	$(0.00)	$(0.05)	$0.07
Weighted average shares outstanding:
Basic	282,484	279,588	277,782
Diluted	282,484	279,588	281,205

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, July 31, 2005	276,046	$276	$1,995,735	$(1,053,852)	$(208)	—	$—	$(2,406)	$939,545

Net income	—	—	—	19,388	—	—	—	—	19,388
Unrealized gain on investments, net of tax of $49	—	—	—	—	—	—	—	1,150	1,150

Total comprehensive income									20,538
Issuance of common stock under employee and director stock plans	2,856	3	9,575	—	—	—	—	—	9,578
Share-based compensation expense	—	—	6,045	—	—	—	—	—	6,045
Adjustments to deferred compensation for the adoption of SFAS 123R	—	—	(208)	—	208	—	—	—	—

Balance, July 31, 2006	278,902	$279	$2,011,147	$(1,034,464)	$—	—	$—	$(1,256)	$975,706

Net loss	—	—	—	(13,205)	—	—	—	—	(13,205)
Unrealized gain on investments	—	—	—	—	—	—	—	970	970

Total comprehensive loss									(12,235)
Issuance of common stock under employee and director stock plans	1,138	1	2,728	—	—	—	—	—	2,729
Stock options issued in acquisition	—	—	1,496	—	—	—	—	—	1,496
Share-based compensation expense	—	—	5,353	—	—	—	—	—	5,353

Balance, July 31, 2007	280,040	$280	$2,020,724	$(1,047,669)	$—	—	$—	$(286)	$973,049

Net loss	—	—	—	(114)	—	—	—	—	(114)
Unrealized gain on investments	—	—	—	—	—	—	—	342	342

Total comprehensive income									228
Issuance of common stock under employee and director stock plans	3,185	3	9,813	—	—	—	—	—	9,816
Treasury stock purchases	—	—	—	—	—	5	—	—	—
Cash settlement of stock awards	—	—	(210)	—	—	—	—	—	(210)
Share-based compensation expense	643	1	4,491	—	—	—	—	—	4,492

Balance, July 31, 2008	283,868	$284	$2,034,818	$(1,047,783)	$—	5	$—	$56	$987,375

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended July 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(114)	$(13,205)	$19,388
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,819	11,277	3,802
Share-based compensation	4,491	5,353	6,045
In-process research and development	—	12,400	—
Asset impairments	4,446	17,240	—
Adjustments to provisions for excess and obsolete inventory	3,697	1,390	(678)
Loss on disposal of equipment	54	60	200
Restructuring charges	1,149	—	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	21,742	(10,189)	(5,706)
Inventories	(6,486)	(6,292)	813
Prepaids and other current assets	266	(837)	392
Deferred revenue	4,702	4,494	(787)
Accounts payable	(11,072)	5,411	3,551
Accrued expenses and other liabilities	(16,810)	1,286	3,190
Accrued restructuring costs	(1,204)	(395)	(6,175)

Net cash provided by operating activities	17,680	27,993	24,035

Cash flows from investing activities:
Purchases of property and equipment	(11,885)	(9,813)	(4,093)
Acquisition of business	—	(82,265)	(1,438)
Purchases of investments	(799,126)	(764,401)	(1,261,597)
Proceeds from maturities and sales of investments	1,033,045	905,199	894,233

Net cash provided by (used in) investing activities	222,034	48,720	(372,895)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	10,946	2,729	10,399

Net cash provided by financing activities	10,946	2,729	10,399

Net increase (decrease) in cash and cash equivalents	250,660	79,442	(338,461)
Cash and cash equivalents, beginning of period	249,262	169,820	508,281

Cash and cash equivalents, end of period	$499,922	$249,262	$169,820

Supplemental cash flow information:
Cash paid for income taxes	$354	$552	$659

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business:

Sycamore Networks, Inc. (the “Company”) was incorporated in Delaware on February 17, 1998. The Company develops and markets intelligent bandwidth management solutions for fixed line and mobile network operators worldwide that are designed to enable network operators to efficiently and cost-effectively provision and manage multiservice access and optical network capacity to support a wide range of converged services such as voice, video and data as well as providing network access solutions. Sycamore’s global customer base includes include domestic and international wireline and wireless network service providers, utility companies, multiple systems operators (MSOs) and government entities with private fiber networks (collectively referred to as “service providers”).

2.    Summary of Significant Accounting Policies:

The accompanying financial statements reflect the application of certain significant accounting policies as described below. The Company believes these accounting policies are critical because changes in such estimates can materially affect the amount of the Company’s reported net income or loss.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original or remaining maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. The Company would recognize an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As of July 31, 2008 and 2007, investments consisted of (in thousands):

July 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Government securities	$441,681	$695	$(464)	$441,912

Total	$441,681	$695	$(464)	$441,912

July 31, 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Government securities	$675,678	$42	$(231)	$675,489

Total	$675,678	$42	$(231)	$675,489

At July 31, 2008, contractual maturities of the Company’s investment securities were as follows (in thousands):

	Amortized Cost	Fair Market Value
Less than one year	$321,090	$321,173
Due in one to three years	120,591	120,739

Total	$441,681	$441,912

The following tables provide the breakdown of the investments with unrealized losses at July 31, 2008 and 2007 (in thousands):

July 31, 2008

	Less than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Government securities	$174,723	$(464)	$—	$—	$174,723	$(464)

Total	$174,723	$(464)	$—	$—	$174,723	$(464)

July 31, 2007

	Less than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Government securities	$513,199	$(154)	$14,928	$(77)	$528,127	$(231)

Total	$513,199	$(154)	$14,928	$(77)	$528,127	$(231)

The Company also has certain investments in non-publicly traded companies for the promotion of business and strategic objectives. These investments are included in other long-term assets in the Company’s balance sheet and are carried at cost less appropriate reductions or impairment charges. As of July 31, 2008 and 2007, $0.2 million and $0.4 million, respectively, of these investments are included in other long-term assets.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

Revenue Recognition

The Company’s products enable network operators to efficiently and cost-effectively provision and manage multiservice access and optical capacity to support a wide range of converged services such as voice, video and data. As our customer requirements have been evolving, the software component of our product is becoming more than incidental to its functionality. Accordingly, for such arrangements where software is more than incidental to the functionality of the product, the Company recognizes revenue pursuant to the requirements of Statement of Position (SOP) 97-2 “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” The Company will apply the provisions of SOP 97-2, as amended, to substantially all of its customer arrangements beginning in the first quarter of fiscal 2009.

In accordance with SOP 97-2, the Company begins to recognize revenue when all of the following criteria are met: the Company has evidence of an arrangement with a customer; the Company delivers the products; agreement terms are deemed fixed or determinable and free of contingencies or uncertainties; and collection is probable. Evidence of an arrangement generally consists of sales contracts or agreements and customer purchase orders. Product delivery occurs when title and risk of loss are transferred to the customer. If uncertainties exist regarding customer acceptance, the company recognizes revenue when all uncertainties are resolved. The Company assesses whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. Collectibility is assessed based on the creditworthiness of the customer as determined by credit checks and the customer’s payment history to the Company.

For arrangements which include the delivery of multiple elements, revenue is allocated for all elements based on vendor-specific objective evidence, or VSOE, of fair value. VSOE is generally the price charged when that element is sold separately or the price is established by management having the relevant authority.

In situations where VSOE exists for all elements (delivered and undelivered), the Company allocates the total revenue to be earned under the arrangement among the various elements, based on their relative fair value. For transactions where VSOE exists only for the undelivered elements, the Company uses the residual method and defers the full fair value of the undelivered elements and recognizes the difference between the total arrangement fee and the amount deferred as revenue. If VSOE does not exist for undelivered items that are services, then the entire arrangement fee is recognized ratably over the remaining service period. If VSOE does not exist for undelivered elements that are specified products or features, all revenue is deferred until the earlier of the delivery of all elements or the point at which VSOE for the undelivered elements is determined.

Revenue from installation or other services is recognized as work is performed or ratably over the service period.

For arrangements in which the software component is incidental to the functionality of the product, the Company has recognized revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.

For arrangements in which the software component is incidental to the functionality of the product and that involve the delivery or performance of multiple elements, the determination as to how the arrangement consideration should be measured and allocated to the separate deliverables of the arrangement has been determined in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” When an arrangement involves multiple elements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately. If fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) the delivery of the undelivered element or (ii) fair value of the undelivered element exists, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

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

In according with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Determination of recoverability is based on a comparison of the carrying value of the asset to an estimate of the undiscounted future cash flows resulting from the use and eventual disposition of the asset. An impairment loss is recognized when the fair value of the asset, or the present value of the discounted cash flows expected to result from the use of the asset, is less than the carrying value. Long-lived assets to be disposed of are reported at the lower of carrying value or fair value less costs to sell.

Research and Development and Software Development Costs

The Company’s products are highly technical in nature and require a large and continuing research and development effort. All research and development costs are expensed as incurred. Software development costs incurred prior to the establishment of technological feasibility are charged to expense. Technological feasibility is demonstrated by the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility would be capitalized until the product is available for general release to customers and amortized based on the greater of (i) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (ii) the straight-line method over the remaining estimated life of the product. To date, the period between achieving technological feasibility and the general availability of the related products has been short and software development costs qualifying for capitalization have not been material. Accordingly, the Company has not capitalized any software development costs.

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

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”), as of August 1, 2007). FIN 48 provides the minimum recognition threshold a tax position must meet before being recognized in the Company’s financial statements. Generally, recognition is limited to situations where, based solely on the technical merits of the tax position, the Company has determined that the tax position is more likely than not to be sustained on audit. As a result of the implementation of FIN 48, no adjustment to the liability for unrecognized income tax benefits was recognized.

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

Concentrations and Significant Customer Information

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, investments and accounts receivable. The Company invests its excess cash primarily in deposits with commercial banks, high-quality corporate securities and U.S. government securities. For the year ended July 31, 2008, two customers accounted for 23% and 22% of the Company’s revenue. For the year ended July 31, 2007, two customers accounted for 53% and 16% of the Company’s revenue. For the year ended July 31, 2006, three customers accounted for 43%, 26% and 19% of the Company’s revenue. The Company generally does not require collateral for sales to customers, and the Company’s accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At July 31, 2008 more than 46% of the Company’s accounts receivable balance was attributable to five customers. At July 31, 2007, more than 77% of the Company’s accounts receivable balance was attributable to five customers.

Certain components and parts used in the Company’s products are procured from a single source. The Company generally obtains parts from a single vendor, even where multiple sources are available, in order to maintain quality control and enhance working relationships with suppliers. These purchases are made under purchase orders.

Allowance for Doubtful Accounts

The Company evaluates its outstanding accounts receivable balances on an ongoing basis to determine whether an allowance for doubtful accounts should be recorded. In fiscal 2008, the Company recorded a $4.1 million write off of a previously reserved bad debt. Activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	Year Ended July 31,
	2008	2007	2006
Beginning balance	$4,132	$4,132	$4,132
Write off	(4,060)	—	—

Ending balance	$72	$4,132	$4,132

Other Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). For all periods presented, the unrealized gain or loss on investments is recorded as a component of stockholders’ equity, and was the primary difference between reported net income (loss) and total comprehensive income (loss).

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period less unvested restricted stock. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are composed of unvested shares of restricted common stock and the incremental common shares issuable upon the exercise of stock options and warrants outstanding. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended July 31,
	2008	2007	2006
Net income (loss)	$(114)	$(13,205)	$19,388
Denominator:
Weighted-average shares of common stock outstanding	282,972	279,588	277,782
Weighted-average shares subject to repurchase	(488)	—	—

Shares used in per-share calculation—basic	282,484	279,588	277,782

Weighted-average shares of common stock outstanding	282,484	279,588	277,782
Weighted common stock equivalents	—	—	3,423

Shares used in per-share calculation—diluted	282,484	279,588	281,205

Net income (loss) per share:
Basic	$(0.00)	$(0.05)	$0.07

Diluted	$(0.00)	$(0.05)	$0.07

Options to purchase 22.2 million, 10.7 million and 10.9 million shares of common stock have not been included in the computation of diluted net income (loss) per share for the years ended July 31, 2008, 2007 and 2006, because their effect would have been antidilutive.

Segment Information

The Company has determined that it conducts its operations in one business segment. For the year ended July 31, 2008, the geographical distribution of revenue was as follows: United States—52%, South Africa—20%, Netherlands—11%, and all other countries—17%. For the year ended July 31, 2007, the geographical distribution of revenue was as follows: United States—73%, Netherlands—16%, and all other countries -11%. For the year ended July 31, 2006, the geographical distribution of revenue was as follows: United States—33%, England—28%, Korea—18% Netherlands—15%, and all other countries—6%. Long-lived assets consist entirely of property and equipment and are principally located in the United States for all periods presented.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after July 1, 2008 and as a result, are effective for the Company in the first quarter of fiscal 2009. However, the FASB has recently approved a one year deferral for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company has evaluated the potential impact of the SFAS 157 on its consolidated financial statements and has determined that the adoption of SFAS No. 157 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and as a result, is effective for the Company in the first quarter of fiscal 2009. The Company has evaluated the potential impact of SFAS 159 on its consolidated financial statements and has determined that the adoption of SFAS No. 159 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition without first reducing other acquired assets, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulting from a business combination are to be recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and as a result, is effective for the Company in the first quarter of fiscal 2010. The company is currently evaluating the potential impact of SFAS 141R on its consolidated financial statement.

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

3.	Acquisition of Eastern Research, Inc.

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

The Company allocated the purchase price to tangible assets, liabilities and identifiable intangible assets acquired, as well as, in-process research and development, based on their estimated fair values. In-process research and development of $12.4 million was written-off in the first quarter of fiscal 2007 and related to a project under development for which technological feasibility had not been established and no future alternative uses for the technology existed at the time of acquisition. The estimated fair value of the purchased in-process research and development was determined using a discounted cash flow model, based on a discount rate which took into consideration the stage of completion and risks associated with developing the technology. The excess of the purchase price over the aggregate fair values was recorded as goodwill, which is not deductible for tax purposes. The Company considered a number of factors to determine the purchase price allocation, including engaging a third party valuation firm to independently appraise the fair value of certain assets acquired. Purchased intangibles are amortized on a straight-line basis over their respective estimated useful lives. The total allocation of the purchase price was as follows (in thousands):

Amount
Current assets	$17,744
Property, plant, and equipment	9,951
Intangible assets	31,650
Goodwill	20,334
Liabilities	(6,880)
In-process research and development	12,400

Net assets acquired	$85,199

Intangible assets acquired consist primarily of the following (in thousands):

	Amount	Estimated Useful Life (in years)
Trademarks	$400	1
Customer relationships	16,000	6-10
Technology	15,250	4-10

Total	$31,650

During the first quarter of fiscal 2007, the Company decided to discontinue the development of Eastern Research’s OX8000 product. This product was in the development stage on the date of acquisition and accordingly the fair value associated with this product was recorded as in-process research and development and expensed on the date of the acquisition. As a result of the Company’s subsequent decision to discontinue the OX8000 product, an asset impairment charge of $6.6 million was recorded in the first quarter of fiscal 2007. The charge related to certain intangible assets associated with the OX8000 product, specifically customer relationships and other related assets. In addition, the Company recorded a charge of $1.1 million related to

OX8000 inventory in cost of product revenue in the first quarter of fiscal 2007. In the fourth quarter of fiscal 2007, the Company decided to cease further development of Eastern Research’s BSG product. As a result, the Company recorded an asset impairment charge of $10.7 million in the fourth quarter of fiscal 2007. The charge related to certain intangible assets associated with the BSG product, specifically technology of $7.5 million, customer relationships of $2.9 million and other related assets of $0.3 million. In addition, the Company recorded a charge of $0.3 million related to BSG inventory in cost of product revenue. In the fourth quarter of fiscal 2008 the Company updated its estimate of future cash flows related to its intangible assets, and as a result recorded an asset impairment charge associated with DNX technology and customer relationships totaling $4.4 million. The charge was based on the amount by which the carrying value of the intangible assets exceeded the estimated fair value. Fair value was determined based on a discounted estimate of future cash flows expected to be derived from the intangible assets.

The Company has undertaken certain restructuring activities at Eastern Research. These activities, which include reductions in staffing and the elimination of a facility, were accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. The cost of these actions was charged to the cost of the acquisition and a corresponding liability of $1.8 million was included in accrued restructuring in the accompanying balance sheet. In accordance with EITF Issue No. 95-3, the Company finalized its restructuring plans within one year from the date of the acquisition. Upon finalization of restructuring actions or settlement of obligations for less than the expected amounts, any excess reserves are reversed with a corresponding decrease in goodwill or other intangible assets when no goodwill exists.

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

	Pro Forma
	Year Ended July 31,
	2007	2006
	(Unaudited)
Revenue	$159,421	$145,074
Net loss	$(17,305)	$(9,512)
Net loss per share:
Basic	$(0.06)	$(0.03)
Diluted	$(0.06)	$(0.03)

4.	Inventories

Inventories consisted of the following at July 31, 2008 and 2007 (in thousands):

	2008	2007
Raw materials	$3,644	$2,845
Work in process	2,843	4,781
Finished goods	17,263	14,089

Total	$23,750	$21,715

5.	Property and Equipment

Property and equipment consisted of the following at July 31, 2008 and 2007 (in thousands):

	2008	2007
Computer software and equipment	$82,133	$76,154
Land	3,000	3,000
Furniture and office equipment	2,213	2,675
Leasehold improvements	7,056	7,614

	94,402	89,443
Less accumulated depreciation	(73,965)	(69,831)

Total	$20,437	$19,612

Depreciation expense was $9.1 million, $6.6 million and $3.5 million for the years ended July 31, 2008, 2007 and 2006, respectively.

The Company owns approximately 102 acres of land in Tyngsborough, Massachusetts.

6.	Purchased Intangibles

Purchased intangibles consisted of the following at July 31, 2008 and 2007 (in thousands):

	July 31, 2008				July 31, 2007
	Gross	Impairment Charges	Accumulated Amortization	Net	Gross	Impairment Charges	Accumulated Amortization	Net
Trademarks	$400	$—	$(400)	$—	$400	$—	$(361)	$39
Customer relationships	7,000	(2,478)	(2,222)	2,300	16,000	(8,443)	(1,608)	5,949
Technology	7,000	(1,968)	(3,332)	1,700	15,250	(7,506)	(2,321)	5,423

Total	$14,400	$(4,446)	$(5,954)	$4,000	$31,650	$(15,949)	$(4,290)	$11,411

The estimated future amortization expense of purchased intangibles as of July 31, 2008, is as follows (in thousands):

2009	$1,333
2010	889
2011	593
2012	395
2013	395
Thereafter	395

Total future amortization expense	$4,000

Amortization expense was $3.0 million and $4.3 million for the years ended July 31, 2008 and 2007, respectively.

7.	Commitments

Operating Leases

Rent expense under operating leases was $2.6 million, $2.7 million and $1.9 million for the years ended July 31, 2008, 2007 and 2006, respectively. At July 31, 2008, future minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

2009	$2,451
2010	2,257
2011	2,033
2012	1,431
2013	—
Thereafter	—

Total future minimum lease payments	$8,172

There is also $8.2 million in inventory and other purchase commitments which apply to fiscal year 2009.

8.	Income Taxes

Substantially all of the income (loss) before income taxes as shown in the Consolidated Statement of Operations for the years ended July 31, 2008, 2007 and 2006 is derived in the United States.

During the years ended July 31, 2008, 2007 and 2006, the Company did not record a current tax benefit for the net operating losses due to the Company’s cumulative taxable losses, the net tax losses incurred during those periods and the inability to carryback these losses.

The following table presents the components of our provision for income taxes (in thousands):

	July 31,
	2008	2007	2006
Current:
Federal	$176	$572	$390
State	67	4	39
Foreign	185	123	401

	428	699	830

Deferred:
Federal	155	142	—
State	14	13	—
Foreign	—	—	—

	169	155	—

Total Tax Provision	$597	$854	$830

A reconciliation between the statutory federal income tax rate and the Company’s effective tax follows (in thousands):

	July 31,
	2008	2007	2006
Statutory federal income tax (benefit)	$169	$(4,323)	$7,077
State taxes, net of federal benefit	73	(757)	686
Non-deductible stock compensation	—	—	(24)
In-process research and development	—	4,340	—
Research and development credits	(216)	(1,332)	—
Valuation allowance	239	2,573	(9,533)
Other	332	353	2,624

Tax expense	$597	$854	$830

The components of the Company’s net deferred tax assets at July 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Net operating loss	$269,306	$262,697
Credit carryforwards	18,706	19,458
Restructuring and related accruals	6,455	6,676
Accrued expenses	2,178	3,564
Stock Based Compensation Expense	37,043	37,392
Capital loss	1,330	7,076
Contingencies	—	5,621
Depreciation	4,375	3,415
Other, net	3,566	3,598

Total deferred tax assets	342,959	349,497

Deferred tax liabilities:
Identified intangibles from acquisition	(1,530)	(4,365)
Indefinite lived intangibles	(324)	(155)

Total deferred tax liabilities	(1,854)	(4,520)

Net deferred tax asset	341,105	344,977
Valuation allowance	(341,429)	(345,132)

Net deferred tax assets (liabilities)	$(324)	$(155)

At July 31, 2008, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $752.9 million and $246.9 million, respectively. The federal and state net operating loss carryforwards will expire at various dates through 2028. The Company also had federal and state research and development credit carryforwards of approximately $10.8 million and $7.1 million, respectively, which begin to expire in 2019 and 2014, respectively.

In fiscal year 1999 (just prior to the initial public offering (“IPO”)), the Company experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with shareholders’ subsequent disposition of those shares, has resulted in one change of control, as defined by Section 382. As a result of the 1999 ownership change, utilization of the Company’s NOLs were subject to an annual limitation under Section 382 determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation which was fully utilized in 2000. The occurrence of subsequent ownership changes, as defined in Section 382, are not controlled by the Company, and could significantly limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has established a full valuation allowance of approximately $341.4 million for such assets, which are comprised principally of net operating loss carryforwards, research and development credits and stock based compensation. The Company recorded a decrease to the valuation allowance of $3.7 million and $11.2 million for the years ended July 31, 2008 and July 31, 2007, respectively, which offset the decrease in the net deferred tax assets. The decrease in the valuation allowance for the year ended July 31, 2008 was the result of the settlement of various book reserves offset by increases in net operating losses. The decrease in the valuation allowances for the year ended July 31, 2007 was the result of utilizing previously unbenefited net operating loss carryforwards in the current period. As a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets and the fiscal year 2007 acquisition of Eastern Research, the Company has recorded a valuation allowance in excess of its net deferred tax assets. The excess is computed based on the difference between the book and tax basis of indefinite lived intangible assets that is not expected to reverse during the net operating loss carryforward period. The net deferred tax liability of $0.3 and $0.2 million respectively for the fiscal years ended July 31, 2008 and July 31, 2007 are due to the difference in accounting for the Company’s goodwill, which is amortizable over 15 years for tax purposes, but not amortized for book purposes, in accordance with SFAS No. 142. The net deferred tax liabilities cannot be offset against the Company’s deferred tax assets under U.S. generally accepted accounting principles since they relate to indefinite-lived assets and are not anticipated to reverse in the same period.

Included in the net operating loss carryforwards are stock option deductions of approximately $125.0 million. The benefits of these stock option deductions approximate $47.8 million and will be credited to additional paid-in capital when realized or recognized. As of July 31, 2008, the Company had net operating loss carryforwards of approximately $6.2 million related to the exercise of stock options subsequent to the adoption of SFAS 123R. This amount represents the excess benefit as defined by SFAS 123R and has not been included in the gross deferred tax asset reflected for net operating losses. The benefit of approximately $2.0 million will be credited to additional paid-in capital and approximately $0.4 million will be credited to goodwill when the Company recognizes a cash savings.

At August 1, 2007, the Company had provided a liability of $0.9 million for unrecognized tax benefits related to various foreign income tax matters. As of July 31, 2008, the total amount of unrecognized tax liability is $1.2 million. If recognized, the entire amount would impact the Company’s effective tax rate. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The company has adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as of August 1, 2007. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

2008
Balance August 1, 2008	$928
Increase for prior years	—
Increase for current year	263
Reductions related to settlement with tax authorities	—
Reductions related to expiration of statute of limitations	—

Balance July 31, 2008	$1,191

As of August 1, 2007, the Company had accrued $0.1 million of interest and penalties related to uncertain tax positions. As of July 31, 2008, the total amount of accrued interest and penalties is $0.2 million. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international, and state income taxes.

9.    Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors (the “Board”) has the authority to issue up to 5,000,000 shares of preferred stock without stockholder approval in one or more series and to fix the rights, preferences, privileges and restrictions of ownership. No shares of preferred stock were outstanding at July 31, 2008 or July 31, 2007.

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

10.    Share-Based Compensation

The Company accounts for share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s service period (generally the vesting period of the equity grant).

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations for the years ended July 31, 2008, 2007 and 2006 (in thousands):

	July 31,
	2008	2007	2006
Cost of product revenue	$346	$172	$208
Cost of service revenue	279	161	743
Research and development	1,767	1,707	2,415
Sales and marketing	1,124	2,184	1,283
General and administrative	975	1,129	1,396

Share-based compensation expense before tax	4,491	5,353	6,045
Income tax benefit	(148)	(134)	(242)

Net compensation expense	$4,343	$5,219	$5,803

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2008, 2007 and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

A former Company Vice President, Worldwide Sales and Support, resigned as an executive officer effective September 6, 2006. The Company and this executive entered into a Transition Agreement and Release, which provided that, in consideration of the executive’s execution of such Agreement and Release and the continuation of his employment through September 6, 2007, the executive was eligible to be covered under the Company’s health plan and receive pay during such period equal to his base salary. In addition, all equity awards granted to the executive during his employment continued to vest through September 6, 2007. The Company determined that, at the date of the Transition Agreement and Release, all service conditions had been satisfied and accordingly, the Company recorded an additional non-cash stock-based compensation charge of $1.5 million related to this modification. Also during fiscal year 2007 the Company modified the terms of certain equity awards for approximately 75 employees to allow additional time to exercise and, as a result, the Company recorded additional non-cash stock-based compensation expense of $0.8 million.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	July 31,
	2008	2007	2006
Expected option term (1)(2)	5.9 years	6.3 years	6.5 years
Expected volatility factor (3)	46.0%	54.9%	60.1%
Risk-free interest rate (4)	3.8%	4.7%	4.7%
Expected annual dividend yield	0.0	0.0%	0.0%

(1)	Beginning in the second quarter of fiscal 2008, the Company determined the expected option term for several groups of employees based on the average expected terms for certain groups of employees who have historically exhibited different behavior.
(2)	The expected option term for fiscal year 2006, 2007 and the first quarter of fiscal 2008 were determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.
(4)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Incentive Plans

The Company currently has four primary stock incentive plans: the 1998 Stock Incentive Plan (the “1998 Plan”), the 1999 Stock Incentive Plan (the “1999 Plan”), the Sirocco 1998 Stock Option Plan (the “Sirocco 1998 Plan”) and the Eastern Research, Inc. Stock Option Plan (the “ERI Plan”). A total of 139,888,642 shares of common stock have been reserved for issuance under these plans. The 1999 Plan is the only one of the four primary plans under which new awards are currently being issued. The total number of shares that may be issued under the 1999 Plan are the remaining shares issuable under the 1998 Plan, plus 25,000,000 shares, plus an annual increase equal to the lesser of (i) 18,000,000 shares, (ii) 5% of the outstanding shares on August 1 of each year, or (iii) a lesser number as determined by the Board. The Board of Directors of the Company (the “Board”) voted not to authorize an increase in the number of shares for the 1999 Plan for fiscal year 2007 and 2008. The plans provide for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other share-based awards to officers, employees, directors, consultants and advisors of the Company. No participant may receive any award, or combination of awards, for more than 1,500,000 shares in any calendar year. Under the 1999 Plan, options may be granted at an exercise price less than, equal to or greater than the fair market value on the date of grant; however, options are generally granted at a price equal to fair market value of the Company’s common stock on the date of grant. The Board or its delegate determines the term of each option, the option exercise price, and the vesting terms. Stock options generally expire ten years from the date of grant and vest over three to five years.

All employees who have been granted options by the Company under the 1998 and 1999 Plans are eligible to elect immediate exercise of all such options. However, shares obtained by employees who elect to exercise prior to the original option vesting schedule are subject to the Company’s right of repurchase, at the option exercise price, in the event of termination. The Company’s repurchase rights lapse at the same rate as the shares would have become vested under the original vesting schedule. As of July 31, 2008, there were no shares related to immediate option exercises subject to repurchase by the Company.

The Company also has a Non-Employee Director Stock Option Plan (“the Director Plan”) under which a total of 2,010,000 shares of common stock have been authorized and reserved for issuance. As of August 1 of each year, the aggregate number of common shares available for the grant of options under the Director Plan is automatically increased by the number of common shares necessary to cause the total number of common shares available for grant to be 1,500,000. Each non-employee director, upon initial appointment as a director, is granted an option to purchase 90,000 shares which vests over three years, and immediately following each annual meeting of stockholders, each non-employee director is automatically granted an option to purchase 30,000 shares which vests on the earlier of the next annual meeting of stockholders or one year. The Board of Directors voted not to authorize an increase in the number of shares for the Director Plan for fiscal year 2008. The Company granted 210,000, 180,000 and 120,000 options under the Director Plan during the years ended July 31, 2008, 2007 and 2006, respectively. At July 31, 2008, 1,440,000 shares were available for grant under the Director Plan. Stock options granted under the Director Plan generally expire ten years from the date of grant and vest over one to three years.

Stock Option Activity

Stock option activity under all of the Company’s stock plans during the three years ended July 31, 2008 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at July 31, 2005	26,685,695	$6.98	6.6

Options granted	793,750	4.30
Options exercised	(2,855,475)	3.35
Options canceled	(3,442,122)	11.20

Outstanding at July 31, 2006	21,181,848	$6.68	5.8

Options assumed	950,869	2.58
Options granted	745,000	3.75
Options exercised	(1,137,764)	2.40
Options canceled	(1,271,469)	5.29

Outstanding at July 31, 2007	20,468,484	$6.71	4.9

Options granted	8,215,846	3.70
Options exercised	(3,185,313)	3.08
Options canceled	(2,832,057)	7.54

Outstanding at July 31, 2008	22,666,960	$6.03	5.5

The weighted average fair value of stock options granted on dates of grant was $1.80, $2.15 and $2.69 during fiscal years 2008, 2007 and 2006, respectively.

The intrinsic value of stock options exercised, calculated as the difference between the market value of the shares on the exercise date and the exercise price of the option was $2.8 million, $1.7 million and $2.8 million for fiscal years 2008, 2007 and 2006, respectively.

The total cash received from employees as a result of employee stock option exercises during fiscal years 2008, 2007 and 2006 was $10.9 million, $2.7 million and $10.4 million, respectively.

The following table summarizes information about stock options outstanding at July 31, 2008:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.11—$ 3.69	5,181,813	4.8	$3.18	$1,617,570	3,910,775	$3.11	$1,479,940
$ 3.70—$ 3.81	8,416,823	7.8	$3.72	—	3,298,831	$3.74	—
$ 3.82—$ 4.87	2,809,272	6.2	$4.17	—	1,488,032	$4.31	—
$ 4.89—$ 4.89	3,212,929	3.4	$4.89	—	3,212,929	$4.89	—
$ 4.91—$154.00	3,046,123	2.0	$20.18	—	3,030,023	$20.26	—

$0.11—$154.00	22,666,960	5.5	$6.03	$1,617,570	14,940,590	$7.23	$1,479,940

As of July 31, 2008, there was $13.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 3.3 years.

Restricted Stock

Restricted stock may be issued to employees, officers, directors, consultants, and other advisors. Shares acquired pursuant to a restricted stock agreement are subject to a right of repurchase by the Company which lapses as the restricted stock vests. In the event of termination of services, the Company has the right to repurchase unvested shares at the original issuance price. The vesting period is generally three to five years. The Company issued 661 thousand shares of restricted stock during the year ended July 31, 2008, and no restricted stock during the years ended July 31, 2007 and 2006.

The following table summarizes the status of the Company’s nonvested restricted shares since July 31, 2007:

	Number of Shares	Weighted Average Fair Value
Nonvested at July 31, 2007	—	$—
Granted	661,267	3.71
Vested	(159,507)	3.70
Forfeited	(23,439)	3.70

Nonvested at July 31, 2008	478,321	$3.71

The total fair value of shares vested during fiscal 2008, 2007 and 2006 was approximately $553 thousand, $1 thousand and $8 thousand, respectively.

Deferred Stock Compensation

In connection with the grant of certain stock options and restricted shares to employees through the year ended July 31, 2001, the Company recorded deferred stock compensation equal to the difference between the deemed fair market value of the common stock on the date of grant and the exercise price. Deferred compensation related to options and restricted shares which vest over time is recorded as a component of stockholders’ equity and is amortized over the vesting periods of the related options and restricted shares. During the years ended July 31, 2008, 2007 and 2006, the Company recorded share-based compensation expense relating to these options and restricted shares totaling $4.5 million, $5.3 million and $6.0 million, respectively. During the years ended July 31, 2006 and 2005, the Company reversed deferred stock compensation of $0.2 million and $0.4 million, respectively, relating to former employees that had terminated prior to vesting in the stock options and restricted shares.

Treasury Stock

Treasury stock relates to the repurchase upon employee terminations of unvested shares of restricted stock and options exercised prior to vesting. The shares of treasury stock held are either retired or reissued upon the exercise of options or the issuance of other share-based equity awards. During the year ended July 31, 2008 the Company held 5,000 shares of treasury stock outstanding and also repurchased and retired 18,000 shares of treasury stock at its acquisition cost of approximately $0.

11.    Employee Benefit Plan

The Company sponsors a defined contribution plan covering substantially all of its employees which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. Company matching contributions of $0.8 million, $0.8 million and $0.3 million were made to the plan during fiscal 2008, 2007 and 2006, respectively.

12.    Related Party Transactions

In July 2000, the Company and the Chairman of the Company’s Board of Directors (the “Chairman”) entered into an Investor Agreement with Tejas Networks India Private Limited, a private company incorporated in India (“Tejas”), pursuant to which the Company and the Chairman each invested $2.2 million in Tejas in exchange for equity shares of Tejas. The Chairman also serves as the Chairman of the Board of Directors of Tejas. An executive officer of the Company also served as a board member of Tejas, until his resignation from the Tejas board on December 27, 2007. The Company has entered into various agreements with Tejas under which the Company has licensed certain proprietary software development tools to Tejas, and Tejas will assist the Company’s business development efforts in India and also provide maintenance and other services to the Company’s customers in India. During the years ended July 31, 2008, 2007 and 2006, the Company recognized revenue relating to transactions with Tejas of $0.2 million, $0.3 million and $0.3 million, respectively. In addition, the company also made payments to Tejas for the fiscal years ended July 31, 2008 and 2007 of $256 thousand and $42 thousand, respectively.

Eastern Research executed an OEM agreement with Tejas in March of 2006 under which Tejas provided Eastern Research with hardware, software and support for the sale of the OM 1000 product. In April of 2007 Sycamore amended the OEM agreement with Tejas to assign the agreement to Sycamore and add the OM 1500 and OM 4000 products.

13.    Restructuring Charges and Related Asset Impairments

During fiscal 2007, the Company carried out various restructuring activities in connection with the Eastern Research acquisition, which included reductions in staffing and the elimination of a facility in Michigan. The costs associated with these actions of $1.7 million were charged to the cost of the acquisition. In addition, during fiscal 2007, the Company enacted a restructuring plan to consolidate its Moorestown, New Jersey facility and, as a result, reduced its workforce and recorded a restructuring charge of $1.5 million.

During the first quarter of fiscal 2008, the Company completed the Moorestown, New Jersey consolidation and recorded a restructuring charge of $2.0 million related to rent and other facility charges. The charge in the first quarter of 2008 also included severance costs related to several employees affected by the 2007 workforce reduction decision who had been placed on transition programs and whose employment was terminated in the first quarter of fiscal 2008.

During fiscal 2008 the Company recorded an additional restructuring charge related to the consolidation of its Moorestown facility of $0.4 million. The charge was based on a revised lower estimate of future sublease income and a lease termination fee.

As of July 31, 2008, remaining future cash payments associated with these actions approximated $0.7 million and consist primarily of lease payments to be made over the next three years. A rollforward of the restructuring accrual is summarized below (in thousands):

	Accrual Balance at July 31, 2007	Additions	Adjustments	Payments	Accrual Balance at July 31, 2008
Workforce reduction	$1,708	$(10)	$—	$1,675	$23
Facility consolidations and certain other costs	177	2,378	(1,149)	748	658

Total	$1,885	$2,368	$(1,149)	$2,423	$681

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

Prior to the Second Circuit’s December 5, 2006 ruling, a majority of the issuers, including the Company, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed a Second Amended Class Action complaint against the Company. The amended complaint contains a number of changes, including changes to the definition of the purported class of investors, and the elimination of the Individual Defendants as defendants. The Company and the underwriters filed separate motions to dismiss the amended complaint on November 14, 2007. On March 26, 2008, the Court denied the motion to dismiss the Section 10(b) claims but dismissed certain Section 11 claims against the Company. On June 5, 2008, the Court dismissed the remaining Section 11 claims against the Company in response to a motion for partial reconsideration. On September 27, 2007, the plaintiffs filed a motion for class certification in the Company’s case. On December 21, 2007, the Company and the underwriters filed papers opposing class certification. On March 28, 2008, Plaintiffs filed their reply brief in support of their motion for class certification. We are awaiting the District Court’s decision on the motion for class certification.

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

Derivative Lawsuits

On May 31, 2006, a purported shareholder derivative action, captioned Weisler v. Barrows (“Weisler”), was filed in the United States District Court for the District of Delaware (the “Delaware Court”), on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers (as amended on October 4, 2006). The plaintiff derivatively claims, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934, Section 304 of the Sarbanes-Oxley Act of 2002, and breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices. The plaintiff seeks unspecified damages, profits, the return of compensation paid by the Company, an injunction and costs and attorneys’ fees. Substantially similar actions, captioned Vanpraet v. Deshpande (“Vanpraet”) and Patel v. Deshpande (“Patel”), were filed in the United States District Court for the District of Massachusetts on June 28, 2006 and July 13, 2006, respectively (the “Massachusetts Court”), and Ariel v. Barrows (“Ariel”) was filed on July 21, 2006 in the United States District Court for the Eastern District of New York (the “New York Court”). None of the plaintiffs made presuit demand on the Company’s Board of Directors prior to filing suit. By Memorandum and Order dated November 6, 2006, the Delaware Court transferred Weisler to the District of Massachusetts. By stipulation of the parties, on November 21, 2006, the New York Court transferred Ariel to the District of Massachusetts. By margin order dated May 24, 2007, the Massachusetts Court consolidated Weisler, Vanpraet, Patel and Ariel (the “Federal Action”). Subsequent to that consolidation, plaintiffs in the Federal Action served a demand letter on the Company, which has since been refused. Proceedings in the Federal Action are currently stayed. The Federal Action does not seek affirmative relief from the Company.

On September 19, 2006, an additional purported shareholder derivative action, captioned McMahon v. Smith, was filed in the Middlesex Superior Court for the Commonwealth of Massachusetts, on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers. The plaintiff derivatively claims, among other things, breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices, and also that certain defendants’ misappropriated confidential Company information for personal profit by selling Company stock while in possession of material, non-public information. The plaintiff sought unspecified damages, profits, an injunction and costs and attorneys’ fees. The plaintiff did not make presuit demand on the Company’s Board of Directors prior to filing suit. An amended complaint was filed on July 16, 2007 which also named additional officers of the Company as defendants. On August 15, 2007, the defendants filed a motion to dismiss and on November 19, 2007, the court heard oral arguments on that motion. By a Memorandum and Order dated March 6, 2008, the Court granted the defendant’s motion and dismissed the case with prejudice and without leave to file a further amended complaint. The plaintiff did not appeal that decision. The purported derivative action did not seek affirmative relief from the Company.

In October 2007, a purported Sycamore Networks, Inc. shareholder filed a complaint for violation of Section 16 of the Securities Exchange Act of 1934, which prohibits short-swing trading against the Company’s Initial Public Offering underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., in District Court for the Western District of Washington seeks recovery of short-swing profits. On April 28, 2008, the district court established a briefing schedule for motions to dismiss and ruled that all discovery be stayed pending resolution of the motions to dismiss. On July 25, 2008, the Company and the Initial Public Offering underwriters filed motions to dismiss the complaint. The Company is named as a nominal defendant. No recovery is sought from the Company in this matter.

Other Matters

On or about July 9, 2008, the Commissioners of the Securities and Exchange Commission (the “SEC”) authorized the final settlement between the Company and the SEC in connection with the previously disclosed investigation into the Company’s historical stock option granting practices and related accounting. Without admitting or denying the allegations in the SEC’s complaint, the Company agreed to settle the charges by consenting to a permanent injunction against any future violations of the federal securities laws. No monetary penalties were assessed against the Company in conjunction with the settlement. This settlement concludes the SEC’s investigation into the Company’s historical stock option granting practices and related accounting.

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

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation assumed under that guarantee. As of July 31, 2008, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations, indemnifications for intellectual property infringement claims and indemnifications for officers and directors.

In the normal course of business, the Company may also agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements at July 31, 2008 or July 31, 2007 as the Company believes the fair value is not material.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not limited; however, the Company has directors and officers insurance coverage that reduces its exposure and may enable the Company to recover a portion of any future amounts paid. The Company has incurred expenses under these agreements of $2.1 million and $2.4 million for fiscal years 2008 and 2007, respectively, on behalf of eligible persons for legal fees incurred by them in connection with the stock option investigations, the resulting restatement of previously issued financial statements and the subsequent inquiry by the SEC and DOJ of information and documentation related thereto. Due to the Company’s inability to estimate its liabilities in connection with these agreements, the Company has not recorded a liability for these agreements at July 31, 2008 or July 31, 2007. The Company maintains insurance policies whereby certain payments may be recoverable subject to the terms and conditions provided in such policies. During fiscal 2008, the Company received $2.3 million in recoveries under such policies.

Warranty liability

The Company records a warranty liability for parts and labor on its products at the time revenue is recognized. Warranty periods are generally three years from installation date. The estimate of the warranty liability is based primarily on the Company’s historical experience in product failure rates and the expected material and labor costs to provide warranty services.

The following table summarizes the activity related to the product warranty liability (in thousands):

	Year Ended July 31,
	2008	2007
Beginning Balance	$3,400	$1,136
Accruals for warranties during the period	3,212	2,679
Settlements	(2,765)	(629)
Adjustments	(18)	214

Ending Balance	$3,829	$3,400

15.    Selected Quarterly Financial Data (Unaudited)

Consolidated Statement of Operations Data:
(in thousands, except per share amounts)

	October 27, 2007	January 26, 2008	April 26, 2008	July 31, 2008
Revenue	$37,986	$41,451	$20,966	$15,093
Cost of revenue	19,080	21,297	11,248	10,940

Gross profit	18,906	20,154	9,718	4,153

Operating expenses:
Research and development	10,764	11,490	12,232	12,911
Sales and marketing	5,243	5,266	4,980	5,552
General and administrative	4,993	4,473	2,901	3,613
Asset impairment	—	—	—	4,446
Restructuring	1,975	(78)	471	—

Total operating expenses	22,975	21,151	20,584	26,522

Loss from operations	(4,069)	(997)	(10,866)	(22,369)
Interest and other income, net	11,411	10,883	8,614	7,876

Income (loss) before income taxes	7,342	9,886	(2,252)	(14,493)
Income tax expense (benefit)	331	190	491	(415)

Net income (loss)	$7,011	$9,696	$(2,743)	$(14,078)

Basic and diluted net income (loss) per share	$0.02	$0.03	$(0.01)	$(0.05)

Consolidated Statement of Operations Data:
(in thousands, except per share amounts)

	October 28, 2006	January 27, 2007	April 28, 2007	July 31, 2007
Revenue	$34,822	$39,646	$43,540	$38,040
Cost of revenue	20,820	23,626	23,379	20,385

Gross profit	14,002	16,020	20,161	17,655

Operating expenses:
Research and development	9,641	11,498	12,240	12,533
Sales and marketing	6,353	5,578	5,879	5,902
General and administrative	7,634	7,053	6,990	7,007
In-process research and development	12,400	—	—	—
Asset impairment	6,555	—	—	10,713
Restructuring	—	—	—	1,486
Reserve for contingency	—	—	—	(2,184)

Total operating expenses	42,583	24,129	25,109	35,457

Loss from operations	(28,581)	(8,109)	(4,948)	(17,802)
Interest and other income, net	11,553	11,536	11,803	12,197

Income (loss) before income taxes	(17,028)	3,427	6,855	(5,605)
Income tax expense	123	78	159	494

Net income (loss)	$(17,151)	$3,349	$6,696	$(6,099)

Basic and diluted net income (loss) per share	$(0.06)	$0.01	$0.02	$(0.02)

Quarterly basic and diluted net income (loss) per share may not add up to the annual amount due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Limitations on Effectiveness of Controls. Our management has concluded that our disclosure controls and procedures and internal controls provide reasonable assurance that the objectives of our control system are met. However, our management (including our Chief Executive Officer and Chief Financial Officer) does not expect that the disclosure controls and procedures or internal controls will prevent all error and/or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within the company have been or will be detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurances that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management concluded that, as of July 31, 2008, our internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on management’s assessment of the company’s internal control over financial reporting, which is included herein.

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

The information set forth under the heading “Executive Officers” in Part I hereof and set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on January 6, 2009, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2008, is incorporated herein by reference.

We have adopted a business code of ethics and corporate governance that applies to all executive officers, directors and employees of the Company. This business code of ethics and corporate governance is available on our website at www.sycamorenet.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the business code of ethics and corporate governance by posting such information on our website, at the address specified above, unless a Form 8-K is otherwise required by applicable rules of the NASDAQ Stock Market.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the heading “Executive Officers” in Part I hereof and set forth under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on January 6, 2009, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2008, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the heading “Equity Compensation Plan Information” in Part II hereof and under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” appearing in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on January 6, 2009, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2008, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information appearing under the heading “Related Party Transactions” in Part II hereof and under the captions “Certain Relationships and Related Transactions” and “Director Independence” appearing in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on January 6, 2009, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2008, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the captions “Principal Accounting Fees and Services” and “Audit Committee Pre-Approval Policy” appearing in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on January 6, 2009, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2008, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

The financial statements listed in the accompanying Index to Consolidated Financial Statements on page 45 are filed as part of this report.

2.	Financial Statement Schedules

None

3.	Exhibits

Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated April 12, 2006 and amended and restated as of August 3, 2006, by and among Sycamore Networks, Inc., Bach Group LLC, Allen Organ Company, MusicCo, LLC, LandCo Real Estate, LLC, AOC Acquisition, Inc. and the Representative of the Holders of Capital Stock of Allen Organ Company. (16)

2.2	Escrow Agreement, dated April 12, 2006 and amended and restated as of August 3, 2006, by and among Sycamore Networks, Inc., Steven A. Markowtiz as agent and attorney-in-fact for the Company Shareholders of Allen Organ Company and Wilmington Trust Company, as escrow agent. (16)

3.1	Amended and Restated Certificate of Incorporation of the Company (3)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (5)

3.4	Amended and Restated By-Laws of the Company (18)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (3)(5)

*10.1	1998 Stock Incentive Plan, as amended (1)

*10.2	1999 Non-Employee Directors’ Stock Option Plan (18)

*10.3	1999 Stock Incentive Plan, as amended (18)

*10.4

Form of Indemnification Agreement between Sycamore, the Directors of Sycamore Networks, Inc.

and Executive Officers of Sycamore Networks, Inc., dated as of November 17, 1999, October 15, 2002, October 5, 2004, January 11, 2005, September 6, 2007, August 1, 2007, November 13, 2007 or December 11, 2007 (2)

*10.5

Form of Change in Control Agreement between Sycamore Networks, Inc. and Executive Officers of

Sycamore Networks, Inc. dated as of November 17, 1999, September 6, 2007, November 13, 2007 or February 25, 2008 (2)

*10.6	Sirocco Systems, Inc. 1998 Stock Plan (4)

Number	Exhibit Description
+10.7	Manufacturing Services Agreement between Sycamore Networks, Inc. and Plexus Services Corp. (7)

10.8	Lease Agreement between Sycamore Networks, Inc. and New Boston Mill Road Limited Partnership dated March 8, 2000 (3)

+10.9	Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint (8)

+10.10	Exhibit I dated February 25, 2004 to the Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint (9)

+10.11	Master Purchase Agreement for Technical Equipment and Related Services dated April 22, 2004 between Sycamore Networks, Inc. and Sprint/United Management Company, including Amendment No. 1 dated June 29, 2004 and Amendment No. 2 dated July 19, 2004 (10)

+10.12	Amendment No. 1 to Manufacturing Services Agreement between Sycamore Networks, Inc. and Plexus Services Corp. dated July 26, 2004 (10)

*10.13	Letter Agreement between Sycamore Networks, Inc. and Alan Cormier (12)

+10.14	Agreement for the Provision of Hardware, Software, Training, Support and Maintenance and Project Management Services to Vodafone Limited between Vodafone Limited and Sycamore Networks, Inc. dated November 16, 2000, as amended by amendments 1 through 5 (12)

+10.15	Amendment No. 2 dated March 29, 2005, and effective as of October 1, 2004, to the Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint (13)

+10.16

Amendment No. 3 dated June 16, 2005 to the United States Reseller Agreement between Sycamore Networks, Inc. and Sprint Communications Company, L.P. Government Systems Division dated

January 6, 2004 (14)

+10.17

Amendment No. 4 dated June 1, 2005 to the United States Reseller Agreement between Sycamore Networks, Inc. and Sprint Communications Company, L.P. Government Systems Division dated

January 6, 2004 (14)

+10.18	Agreement for the Provision of Hardware, Software, Training, Support and Maintenance and Project Management Services to Vodafone Libertel N.V. dated June 12, 2002 (14)

+10.19	Amendment No. 1 dated February 2, 2004 to Agreement for the Provision of Hardware, Software, Training, Support and Maintenance and Project Management Services to Vodafone Libertel N.V. dated June 12, 2002 (14)

+10.20	Purchase Agreement between Sycamore Networks Inc., Chelmsford, MA, USA and Siemens AG Munich, Germany dated June 13, 2002, as amended as of August 8, 2005 (15)

*10.21	Letter Agreement between Sycamore Networks, Inc. and John B. Scully dated September 6, 2006. (17)

*10.22	Relocation Offer and Agreement between Sycamore Networks, Inc. and John B. Scully dated May 4, 2007. (17)

+10.23	First Amendment to Lease between Sycamore Networks, Inc. and Lakn Marlton Associates, LLC dated February 14, 2006. (17)

10.24	Eastern Research, Inc. Stock Option Plan (17)

*10.25	Amendment Number 1 to the Non-Qualified Stock Option Agreement with Kevin Oye, dated April 29, 2002 (17)

10.26	Letter Agreement between Sycamore Networks, Inc. and Paul F. Brauneis dated October 12, 2007 (18)

Number	Exhibit Description
21.1	List of subsidiaries

23.1	Consent of PricwaterhouseCoopers LLP

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635) filed with the Commission on August 6, 1999, as amended.
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 1999 filed with the Commission on December 13, 1999.
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630) filed with the Commission on February 17, 2000, as amended.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2000 filed with the Commission on October 24, 2000.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Commission on March 13, 2001.
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2001 filed with the Commission on June 12, 2001.
(7)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2003 filed with the Commission on October 21, 2003.
(8)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 24, 2004 filed with the Commission on February 12, 2004.
(9)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 24, 2004 filed with the Commission on May 13, 2004.
(10)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2004 filed with the Commission on August 23, 2004.
(11)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 filed with the Commission on November 18, 2004.
(12)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 29, 2005 filed with the Commission on February 25, 2005.
(13)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 filed with the Commission on September 12, 2005, as amended.

(14)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2005 filed with the Commission on October 11, 2005, as amended.
(15)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2005 filed with the Commission on November 29, 2005.
(16)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Commission on August 4, 2006.
(17)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2006 filed with the Commission on June 21, 2007.
(18)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Commission on November 28, 2007.
*	Denotes a management contract or compensatory plan or arrangement.
+	Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, which portions are omitted and filed separately with the Securities and Exchange Commission.
++	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b)	Exhibits

The Company hereby files as part of this Form 10-K the exhibits listed in the Exhibit Index beginning on page 79.

(c)	Financial Statement Schedules:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chelmsford, Commonwealth of Massachusetts, on this 26th day of September 2008.

SYCAMORE NETWORKS, INC.

By:	/s/ DANIEL E. SMITH
Daniel E. Smith
President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Gururaj Deshpande, Daniel E. Smith and Paul F. Brauneis, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GURURAJ DESHPANDE Gururaj Deshpande	Chairman of the Board of Directors	September 26, 2008

/s/ DANIEL E. SMITH Daniel E. Smith	President, Chief Executive Officer and Director	September 26, 2008

/s/ PAUL F. BRAUNEIS Paul F. Brauneis	Chief Financial Officer, Vice President, Finance and Administration, and Treasurer (Principal Financial and Accounting Officer)	September 26, 2008

/s/ CRAIG BENSON Craig Benson	Director	September 26, 2008

/s/ ROBERT E. DONAHUE Robert E. Donahue	Director	September 26, 2008

/s/ JOHN W. GERDELMAN John W. Gerdelman	Director	September 26, 2008