Form 10-Q
period 2008-10-25
SYCAMORE NETWORKS INC
filed 2008-11-20
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 25, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares outstanding of the registrant’s Common Stock as of November 17, 2008 was 283,873,926.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1.	Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	October 25, 2008	July 31, 2008
Assets
Current assets:
Cash and cash equivalents	$272,665	$499,922
Short-term investments	549,871	321,173
Accounts receivable, net of allowance for doubtful accounts of $72 at October 25, 2008 and July 31, 2008	12,105	8,779
Inventories	23,354	23,750
Prepaids and other current assets	1,988	2,847

Total current assets	859,983	856,471

Property and equipment, net	20,167	20,437
Long-term investments	114,765	120,739
Purchased intangibles, net	3,686	4,000
Goodwill	20,334	20,334
Other assets	447	482

Total assets	$1,019,382	$1,022,463

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,754	$2,493
Accrued compensation	3,310	2,842
Accrued warranty	3,837	3,829
Accrued expenses	2,516	2,336
Accrued restructuring costs	1,100	681
Deferred revenue	13,795	14,300
Other current liabilities	2,211	1,862

Total current liabilities	29,523	28,343

Other long term liabilities	2,050	1,904
Long term deferred revenue	5,446	4,841

Total liabilities	37,019	35,088

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 2,500,000 shares authorized; 283,873 and 283,868 shares issued and outstanding at October 25, 2008 and July 31, 2008, respectively	284	284
Additional paid-in capital	2,036,037	2,034,818
Accumulated deficit	(1,053,562)	(1,047,783)
Treasury stock, at cost; 0 and 5 shares held at October 25, 2008 and July 31, 2008, respectively	—	—
Accumulated other comprehensive gain (loss)	(396)	56

Total stockholders’ equity	982,363	987,375

Total liabilities and stockholders’ equity	$1,019,382	$1,022,463

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	October 25, 2008	October 27, 2007
Revenue:
Product	$10,022	$31,417
Service	5,409	6,569

Total revenue	15,431	37,986

Cost of revenue:
Product	6,883	16,247
Service	2,475	2,833

Total cost of revenue	9,358	19,080

Gross profit	6,073	18,906

Operating expenses:
Research and development	11,455	10,764
Sales and marketing	4,074	5,243
General and administrative	1,735	4,993
Restructuring and related impairments	628	1,975

Total operating expenses	17,892	22,975

Loss from operations	(11,819)	(4,069)
Interest and other income, net	5,994	11,411

Income (loss) before income taxes	(5,825)	7,342
Income tax expense (benefit)	(46)	331

Net income (loss)	$(5,779)	$7,011

Net income (loss) per share:
Basic	$(0.02)	$0.02
Diluted	$(0.02)	$0.02

Weighted average shares outstanding:
Basic	283,444	280,643
Diluted	283,444	283,604

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	October 25, 2008	October 27, 2007
Cash flows from operating activities:
Net income (loss)	$(5,779)	$7,011
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,058	2,942
Share-based compensation	1,208	811
Adjustments to provision for excess and obsolete inventory	137	1,028
Restructuring and related impairments	—	1,149
Changes in operating assets and liabilities:
Accounts receivable	(3,326)	(6,782)
Inventories	123	4,791
Prepaids and other current assets	901	189
Deferred revenue	100	1,772
Accounts payable	261	(4,544)
Accrued expenses and other current liabilities	1,154	(6,919)
Accrued restructuring costs	419	(134)

Net cash provided by (used in) operating activities	(1,744)	1,314

Cash flows from investing activities:
Purchases of property and equipment	(2,341)	(3,514)
Increase in restricted cash	—	(6,600)
Purchases of investments	(313,123)	(66,692)
Proceeds from maturities and sales of investments	89,947	296,453

Net cash provided by (used in) investing activities	(225,517)	219,647

Cash flows from financing activities:
Proceeds from issuance of common stock	4	6,313

Net cash provided by financing activities	4	6,313

Net increase (decrease) in cash and cash equivalents	(227,257)	227,274
Cash and cash equivalents, beginning of period	499,922	249,262

Cash and cash equivalents, end of period	$272,665	$476,536

Cash paid for income taxes	$54	$150

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements

1. Description of Business

Sycamore Networks, Inc. (the “Company”) was incorporated in Delaware on February 17, 1998. The Company develops and markets intelligent bandwidth management solutions for fixed line and mobile network operators worldwide. Our networking products are designed to enable network operators to efficiently and cost-effectively provision and manage multiservice access and optical network capacity to support a wide range of converged services, such as voice, video and data. Sycamore’s global customer base includes domestic and international wireline and wireless network service providers, utility companies, multiple systems operators (MSOs) and government entities with private fiber networks (collectively referred to as “service providers”).

2. Basis of Presentation

The accompanying financial data as of October 25, 2008 and for the three months ended October 25, 2008 and October 27, 2007 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended July 31, 2008.

In the opinion of management, all adjustments necessary to present a fair statement of financial position as of October 25, 2008 and results of operations and cash flows for the periods ended October 25, 2008 and October 27, 2007 have been made. The results of operations and cash flows for the period ended October 25, 2008 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and judgments relied upon in preparing these financial statements include those related to revenue recognition, allowance for doubtful accounts, warranty obligations, inventory allowance, litigation and other contingencies, identifiable intangible assets, goodwill and share-based compensation. Estimates, judgments, and assumptions are reviewed periodically by management and the effects of revisions are reflected in the consolidated financial statements in the period in which they are made.

3. Share-Based Compensation

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended
	October 25, 2008	October 27, 2007
Cost of product revenue	$93	$59
Cost of service revenue	78	46
Research and development	505	290
Sales and marketing	356	216
General and administrative	176	200

Share-based compensation expense before tax	1,208	811
Income tax benefit	—	(37)

Net compensation expense	$1,208	$774

Stock option activity under all of the Company’s stock plans since July 31, 2008 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at July 31, 2008	22,666,960	$6.03	5.5

Options granted	161,625	3.14
Options exercised	(18,000)	0.61
Options canceled	(472,970)	3.93

Outstanding at October 25, 2008	22,337,615	$6.06	5.2

Options vested and expected to vest	21,058,170	$6.20	5.0

Options exercisable at end of period	15,824,125	$7.03	3.7

Weighted average fair value of options granted for the three months ended October 25, 2008	$1.40

The following table summarizes information about stock options outstanding at October 25, 2008:

	Stock Options Outstanding				Stock Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Vested	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.11 - $ 3.69	5,283,238	4.7	$3.19	$795,563	3,915,688	$3.13	$784,031
$ 3.70 - $ 3.81	8,117,631	7.5	$3.72	—	4,206,917	$3.73	—
$ 3.82 - $ 4.87	2,710,934	5.9	$4.16	—	1,488,458	$4.30	—
$ 4.89 - $ 4.89	3,187,189	3.1	$4.89	—	3,187,189	$4.89	—
$ 4.91 - $ 154.00	3,038,623	1.7	$20.21	—	3,025,873	$20.28	—

$ 0.11 - $ 154.00	22,337,615	5.2	$6.06	$795,563	15,824,125	$7.03	$784,031

The aggregate intrinsic value of outstanding options as of October 25, 2008 was $796 thousand, of which $784 thousand relate to vested options. The intrinsic value of options exercised during the three months ended October 25, 2008 was $42 thousand.

As of October 25, 2008, there was $12.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Restricted Stock

The following table summarizes the status of the Company’s nonvested restricted shares since July 31, 2008:

	Number of Shares	Weighted Average Fair Value
Nonvested at July 31, 2008	478,321	$3.71
Granted	—	$—
Vested	(52,193)	$3.70
Forfeited	(8,155)	$3.70

Nonvested at October 25, 2008	417,973	$3.71

4. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period less unvested restricted stock. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common and common equivalent shares outstanding during the period. The dilutive effect of outstanding options and restricted stock is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of share-based compensation required under SFAS 123R. Common equivalent shares are not used in the calculation of net loss per share since the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	October 25, 2008	October 27, 2007
Numerator:
Net income (loss)	$(5,779)	$7,011

Denominator:
Weighted-average shares of common stock outstanding	283,862	280,983
Weighted-average shares subject to repurchase	(418)	(340)

Shares used in per-share calculation – basic	283,444	280,643

Weighted-average shares of common stock outstanding	283,444	280,643
Weighted common stock equivalents	—	2,961

Shares used in per-share calculation – diluted	283,444	283,604

Net income (loss) per share:
Basic	$(0.02)	$0.02

Diluted	$(0.02)	$0.02

Anti-dilutive employee stock options to purchase 21.8 million and 13.4 million shares of common stock have not been included in the computation of diluted net income (loss) per share for the three months ended October 25, 2008 and October 27, 2007, respectively, because the options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

5. Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company’s short and long term investments, $549,871 and $114,765, respectively are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of short and long term investments is determined based on quoted market prices at the reporting date for those instruments. As of October 25, 2008 and July 31, 2008, aggregate cash and cash equivalents and short and long term investments consisted of (in thousands):

October 25, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$272,665	$—	$—	$272,665
Government securities	664,781	458	(603)	664,636

Total	$937,446	$458	$(603)	$937,301

July 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$499,922	$—	$—	$499,922
Government securities	441,681	695	(464)	441,912

Total	$941,603	$695	$(464)	$941,834

6. Inventories

Inventories consisted of the following (in thousands):

	October 25, 2008	July 31, 2008
Raw materials	$6,346	$3,644
Work in process	1,706	2,843
Finished goods	15,302	17,263

Total	$23,354	$23,750

7. Purchased Intangibles

Purchased intangibles consisted of the following (in thousands):

	October 25, 2008				July 31, 2008
	Gross	Impairment Charges	Accumulated Amortization	Net	Gross	Impairment Charges	Accumulated Amortization	Net
Trademarks	$400	$—	$(400)	$—	$400	$—	$(400)	$—
Customer relationships	7,000	(2,478)	(2,402)	2,120	7,000	(2,478)	(2,222)	2,300
Technology	7,000	(1,968)	(3,466)	1,566	7,000	(1,968)	(3,332)	1,700

Total	$14,400	$(4,446)	$(6,268)	$3,686	$14,400	$(4,446)	$(5,954)	$4,000

The estimated future amortization expense of purchased intangibles as of October 25, 2008, is as follows (in thousands):

2009	$1,019
2010	889
2011	593
2012	395
2013	395
Thereafter	395

Total	$3,686

8. Comprehensive Income (Loss)

The components of comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended
	October 25, 2008	October 27, 2007
Net income (loss)	$(5,779)	$7,011
Unrealized gain (loss) on investments	(452)	516

Comprehensive income (loss)	$(6,231)	$7,527

9. Restructuring Charges and Related Asset Impairments

During fiscal 2008, the Company consolidated certain activities at its Moorestown, New Jersey facility and recorded a restructuring charge of $2.4 million for rent obligations and other facility charges, as well as severance costs related to certain employees affected by the 2007 workforce reduction decision who had been placed on transition programs and whose employment was terminated in the first quarter of fiscal 2008.

During the first quarter of fiscal 2009, the Company took further actions to re-align and re-focus certain sales and marketing and general and administrative functions and to consolidate certain manufacturing activities. The Company recorded a current restructuring charge of $0.8 million for employee related costs. The Company expects the consolidation of the manufacturing activities to be completed by the end of the second quarter of fiscal 2009 in which an additional charge of approximately $0.2 million for employee related costs is expected to be recorded.

As of October 25, 2008, remaining future cash payments associated with these actions approximated $1.1 million and consist primarily of disbursements related to the 2009 restructuring activities, which will be substantially paid by the end of the third quarter of fiscal 2009 and lease payments to be made over the next three years. Restructuring expenses charged in the first quarter of fiscal 2009 consist of $0.6 million associated with operating expense and $0.2 million related to cost of product. A rollforward of the restructuring accrual is summarized below (in thousands):

	Accrual Balance at July 31, 2008	Additions	Payments	Accrual Balance at October 25, 2008
Workforce reduction	$23	$846	$253	$616
Facility consolidations and certain other costs	658	(51)	123	484

Total	$681	$795	$376	$1,100

10. Income Taxes

As of August 1, 2008, the Company provided a FIN 48 liability of $1.2 million for taxes, interest and penalties for unrecognized tax benefits related to various foreign income tax matters. As of October 25, 2008 the total FIN 48 liability amounted to approximately $1.2 million. If recognized, the entire amount would impact the Company’s effective tax rate. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

As of August 1, 2008, the Company accrued $203 thousand of interest and penalties related to uncertain tax positions. As of October 25, 2008 the total amount of accrued interest and penalties is $221 thousand. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international, and state income taxes.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service, various foreign jurisdictions, and state jurisdictions for the fiscal years ended July 31, 2004, through July 31, 2008.

11. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction at fair value, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition without first reducing other acquired assets, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulting from a business combination are to be recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and as a result, is effective for the Company in the first quarter of fiscal 2010. The company is currently evaluating the potential impact of SFAS 141R on its consolidated financial statement.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. This statement does not have a material impact, as the Company does not have any minority interests.

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

Prior to the Second Circuit’s December 5, 2006 ruling, a majority of the issuers, including the Company, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed a Second Amended Class Action complaint against the Company. The amended complaint contains a number of changes, including changes to the definition of the purported class of investors, and the elimination of the Individual Defendants as defendants. The Company and the underwriters filed separate motions to dismiss the amended complaint on November 14, 2007. On March 26, 2008, the Court denied the motion to dismiss the Section 10(b) claims but dismissed certain Section 11 claims against the Company. On June 5, 2008, the Court dismissed the remaining Section 11 claims against the Company in response to a motion for partial reconsideration. On September 27, 2007, the plaintiffs filed a motion for class certification in the Company’s case. On December 21, 2007, the Company and the underwriters filed papers opposing class certification. On March 28, 2008, Plaintiffs filed their reply brief in support of their motion for class certification. On October 10, 2008, the Court granted Plaintiffs’ request to withdraw, without prejudice, their motion for class certification.

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

In October 2007, a purported Sycamore Networks, Inc. shareholder filed a complaint for violation of Section 16 of the Securities Exchange Act of 1934, which prohibits short-swing trading against the Company’s Initial Public Offering underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., in District Court for the Western District of Washington seeks recovery of short-swing profits. On April 28, 2008, the district court established a briefing schedule for motions to dismiss and ruled that all discovery be stayed pending resolution of the motions to dismiss. On July 25, 2008, the Company and the Initial Public Offering underwriters filed motions to dismiss the complaint. On September 8, 2008, the Plaintiff filed its opposition to the Underwriter Defendants’ motion to dismiss and its response to the Issuers joint motion to dismiss. Reply briefs were filed on October 23, 2008 and the Court found the motions appropriate for oral argument and set the oral argument for January 16, 2009. The Company is named as a nominal defendant. No recovery is sought from the Company in this matter.

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

Guarantees

As of October 25, 2008, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations, indemnifications for intellectual property infringement claims and indemnifications for officers and directors.

In the normal course of business, the Company may also agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements at October 25, 2008 or July 31, 2008 as the Company believes the fair value is not material.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not limited; however, the Company has directors and officers insurance coverage that reduces its exposure and may enable the Company to recover a portion of any future amounts paid. The Company has incurred expenses under these agreements of $0.02 million and $0.7 million for the three months ended October 25, 2008 and October 27, 2007, respectively, on behalf of eligible persons for legal fees incurred by them in connection with the stock option investigations, the resulting restatement of previously issued financial statements and the subsequent inquiry by the SEC and DOJ of information and documentation related thereto. Due to the Company’s inability to estimate its liabilities in connection with these agreements, the Company has not recorded a liability for these agreements at October 25, 2008 or July 31, 2008. The Company maintains insurance policies whereby certain payments may be recoverable, including indemnification payments made on behalf of certain officers and directors, subject to the terms and conditions provided in such policies. During the first three months of fiscal 2009, the Company received $1.4 million in recoveries under such policies.

Warranty Liability

The following table summarizes the activity related to product warranty liability (in thousands):

	Three Months Ended
	October 25, 2008	October 27, 2007
Beginning balance	$3,829	$3,400
Accruals for warranties during the period	121	471
Settlements	(113)	(336)

Ending balance	$3,837	$3,535

13. Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSOP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company adopted SFAS 157 as of August 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. Non-recurring non-financial assets and non-financial liabilities for which we have not applied the provision of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of the Company measured at fair value on a recurring basis as of October 25, 2008, are summarized as follows:

Description	October 25, 2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash Equivalents	$272,665	$272,665	$—	$—
Available-for-sale securities	664,636	664,636	—	—

Total Assets	$937,301	$937,301	$—	$—

Cash Equivalents

Cash equivalents of $272,665, consisting of Money Market Funds and Federal Government Obligations, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Available-For-Sale Securities

Available-for-sale securities of $664,636, consisting of Federal Government and Government Agency Obligations, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 expands the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. On August 1, 2008 the Company adopted SFAS 159 and has elected not to measure any additional financial instruments and other items at fair value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, we wish to caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including, without limitation, those risks and uncertainties discussed under the heading “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008. The information discussed in this report should be read in conjunction with our Annual Report on Form 10-K and other reports we file from time to time with the Securities and Exchange Commission (the “SEC”). We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.

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

Executive Summary

We develop and market intelligent bandwidth management solutions for fixed line and mobile network operators worldwide and provide services associated with such products. Our current and prospective customers include domestic and international wireline and wireless network service providers, utility companies, multiple systems operators (MSOs) and government entities with private fiber networks (collectively referred to as “service providers”). Our comprehensive portfolio of optical switches, multiservice access platforms, and networking software extends across the network, from multiservice access and regional backhaul to the optical core. We believe that our products enable network operators to efficiently and cost-effectively provision and manage multiservice access and optical network capacity to support a wide range of converged services such as voice, video and data.

Revenue for the three months ended October 25, 2008 decreased 59% to $15.4 million year over year. Net loss was $5.8 million for the three months ended October 25, 2008, compared to net income of $7.0 million for the same period ended October 27, 2007. We continue to maintain a significant cost structure, relative to our revenue, particularly within the research and development organization. We believe that these investments are necessary to advance our technology and secure new business.

As we remain focused on improvements in our business, our management and Board of Directors will continue to consider strategic options that may serve to maximize shareholder value. These options include, but are not necessarily limited to, acquiring or making strategic investments in companies with either complementary technologies or in adjacent markets to add complementary products and services, expand the markets we serve and diversify our customer base.

Our total cash, cash equivalents and investments were $937.3 million at October 25, 2008. Included in this amount were cash and cash equivalents of $272.7 million. We intend to fund our operations, including fixed commitments under operating leases, and any required capital expenditures for the foreseeable future using our existing cash, cash equivalents and investments. We believe that, based on our business plans and current conditions, our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. We also believe that our current cash, cash equivalents and investments will enable us to pursue the strategic options discussed above.

Critical Accounting Policies and Estimates

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of asset, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis in the Company’s Form 10-K for 2008 describes the significant accounting estimates and policies used in preparation of the financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the company’s critical accounting policies during the first three months of 2009.

Results of Operations

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Three Months Ended
	October 25, 2008	October 27, 2007	Variance in Dollars	Variance in Percent
Revenue
Product	$10,022	$31,417	$(21,395)	(68)%
Service	5,409	6,569	(1,160)	(18)%

Total revenue	$15,431	$37,986	$(22,555)	(59)%

Total revenue decreased for the three months ended October 25, 2008 compared to the same period ended October 27, 2007. Product revenue consists primarily of sales of our intelligent bandwidth management solutions. Product revenue decreased for the three months ended October 25, 2008 compared to the same period ended October 27, 2007, primarily due to a significant decline in the level of orders in our highly concentrated core business. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue decreased for the three months ended October 25, 2008 compared to the same period ended October 27, 2007, primarily due to decreased core product installation services in fiscal 2009 compared to fiscal 2008.

For the three months ended October 25, 2008, no single customer accounted for more than 10% of our total revenue. International revenue represented 40% of our total revenue. We expect future revenue will continue to be highly concentrated in a relatively small number of customers. The timing of customer requirements during a fiscal year may cause shifts between quarterly periods in both the number of customers who account for more than 10% of revenue and in the mix of domestic and international revenue. The loss, or any substantial reduction or delay in orders by any one of these customers could materially adversely affect our business, financial condition and results of operations.

Gross profit

The following table presents gross profit for product and services (in thousands, except percentages):

	Three Months Ended
	October 25, 2008	October 27, 2007
Gross profit:
Product	$3,139	$15,170
Service	2,934	3,736

Total	$6,073	$18,906

Gross profit:
Product	31%	48%
Service	54%	57%

Total	39%	50%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services and other fixed manufacturing costs. Product gross profit decreased for the three months ended October 25, 2008 compared to the same period ended October 27, 2007. The decrease was primarily due to reduced revenue in fiscal 2009 caused by a decline in the level of orders in our core business. Product gross profit may fluctuate from period to period due to revenue fluctuation, volume, pricing pressures resulting from intense competition in our industry as well as the enhanced negotiating leverage of certain larger customers. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, overhead absorption, sales discounts, increases in labor costs, excess inventory and obsolescence charges, increases in component pricing or other material costs, the introduction of new products or the entry into new markets with different pricing and cost structures.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit decreased for the three months ended October 25, 2008 compared to the same period ended October 27, 2007. The decrease was primarily due to a reduced level of core installation services. As most of our service cost of revenue is fixed, increases or decreases in revenue will have a significant impact on service gross profit. Service gross profit may be affected in future periods by various factors including, but not limited to, the change in mix between technical support services and advanced services, competitive and economic pricing pressures, the enhanced negotiating leverage of certain larger customers, maintenance contract renewals and the timing of renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended
	October 25, 2008	October 27, 2007	Variance in Dollars	Variance in Percent
Research and development	$11,455	$10,764	$691	6%
Sales and marketing	4,074	5,243	(1,169)	(22)%
General and administrative	1,735	4,993	(3,258)	(65)%
Restructuring and related impairments	628	1,975	(1,347)	(68)%

Total operating expenses	$17,892	$22,975	$(5,083)	(22)%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses increased for the three months ended October 25, 2008 compared to the same period ended October 27, 2007. The increase was primarily due to increased spending on personnel and project related costs, including the expansion of our development center in Shanghai, China. We continue to focus our research and development investments on features and functionality targeted at existing and prospective customer requirements. We are continuing to invest in research and development with a view toward convergence and the next generation of optical products to support it. We believe that investment in both domestic and off-shore research and development initiatives will provide a portfolio of products to address an evolving market, allowing us to compete more effectively for both near and longer term opportunities.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, customer evaluation inventory and other sales and marketing support expenses. Sales and marketing expenses decreased for the three months ended October 25, 2008 compared to the same period ended October 27, 2007. The decrease was primarily due to a re-alignment of certain personnel and reduced discretionary costs to better focus resources and to improve operational efficiencies. Within our existing spending levels, we continue to allocate sales and marketing resources to those geographic regions where we see the most attractive opportunities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate purposes. General and administrative costs also include costs associated with the Company’s recently concluded stock option investigation matters and in the current period, insurance recoveries for certain of those costs. General and administrative expenses decreased for the three months ended October 25, 2008 compared to the same period ended October 27, 2007 due to the inclusion of approximately $1.3 million of option investigation related costs in the 2007 period and a recovery of option investigation related costs of $1.3 million in the 2008 period, a year over year positive difference of $2.6 million.

Restructuring and Related Impairments

During the first quarter of fiscal 2009, the Company took further actions to re-align and re-focus certain sales and marketing and general and administrative functions and to consolidate certain manufacturing activities. The Company recorded a current restructuring charge of $0.8 million for employee related costs for the three months ended October 25, 2008. Restructuring expenses charged in the first quarter of fiscal 2009 consist of $0.6 million associated with operating expense and $0.2 million related to cost of product. Restructuring expense decreased for the three months ended October 25, 2008 compared to the same period ended October 27, 2007 primarily due to the inclusion of rent and other facility charges to consolidate it’s Moorestown, New Jersey facility in the fiscal 2008 period. The Company expects the consolidation of the manufacturing activities to be completed by the end of the second quarter of fiscal 2009 in which an additional charge of approximately $0.2 million for employee related costs is expected to be recorded.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Three Months Ended
	October 25, 2008	October 27, 2007	Variance In Dollars	Variance In Percent
Interest and other income, net	$5,994	$11,411	$(5,417)	(47)%

Interest and other income, net decreased for the three months ended October 25, 2008 compared to the same period ended October 27, 2007. The decrease was primarily due to lower interest rates in the three months ended October 25, 2008 when compared to the three months ended October 27, 2007.

Income Tax Expense

Income tax benefit of $46 thousand was recorded for the first three months ended October 25, 2008. The tax benefit results from the excess of refundable research and development credits over income tax expense in foreign profitable jurisdictions.

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

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $937.3 million at October 25, 2008. Included in this amount were cash and cash equivalents of $272.7 million, compared to $499.9 million at July 31, 2008. The decrease in cash and cash equivalents for the three months ended October 25, 2008 was primarily attributable to cash used in investing activities of $225.5 million and cash used in operating activities of $1.7 million.

Net cash used in investing activities was $225.5 million for the three months ended October 25, 2008 and consisted primarily of net purchase of investments of $223.2 million and purchases of property and equipment of $2.3 million.

Net cash used in operating activities was $1.7 million for the three months ended October 25, 2008. Net loss for the three months ended October 25, 2008 was $5.8 million and included non-cash charges including share-based compensation of $1.2 million, an inventory provision of $0.1 million and depreciation and amortization of $3.1 million. Accounts receivable increased to $12.1 million at October 25, 2008 from $8.8 million at July 31, 2008. The increase was primarily due to the timing of shipments. Our accounts receivable and days sales outstanding are impacted primarily by the timing of shipments, collections performance and timing of support contract renewals. Inventory levels decreased to $23.4 million at October 25, 2008 from $23.8 million at July 31, 2008. The decrease was primarily due to the timing of shipments. Deferred revenue increased to $19.2 million at October 25, 2008 from $19.1 million at July 31, 2008. Accounts payable increased to $2.8 million at October 25, 2008 from $2.5 million at July 31, 2008. Accrued expenses and other current liabilities increased to $11.9 million at October 25, 2008 from $10.8 million at July 31, 2008.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $937.3 million at October 25, 2008. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits and government securities. At October 25, 2008, $549.9 million of investments with maturities of less than one year were classified as short-term investments. Based on our current expectations, we anticipate that some portion of our existing cash and cash equivalents and investments may be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At October 25, 2008, more than 50% of our accounts receivable balance was attributable to five of our customers. In October 2007 we established a letter of credit in the amount of $6.6 million related to the settlement of a reserve contingency; $3.3 million was paid in the second quarter of fiscal 2008 and the final $3.3 million payment was made in the third quarter of fiscal 2008. As of October 25, 2008, we have no outstanding debt or credit facilities and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. We currently intend to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments.

As of October 25, 2008, the future restructuring cash payments of $1.1 million consist primarily of costs related to workforce reductions that will be substantially paid by the third quarter of fiscal 2009 with lease payments to be paid over the next three years.

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

At October 25, 2008, our future obligations, which consist of contractual commitments for operating leases and inventory and other purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Other
Operating leases	$7,553	$2,392	$5,161	$—	$—	$—
Inventory and other purchase commitments	7,823	7,823	—	—	—	—
Other Long-Term Liabilities reflected on the Balance Sheet under GAAP (1)	1,238	—	—	—	—	1,238

Total	$16,614	$10,215	$5,161	$—	$—	$1,238

(1)	The $1.2 million in Other represents long-term tax liabilities pursuant to FIN 48, “Accounting for Uncertainty in Income Taxes”.

Payments made under operating leases will be treated as rent expense for the facilities currently being utilized, or as a reduction of the restructuring liability for payments relating to excess facilities. Payments made for inventory purchase commitments will initially be capitalized as inventory and will then be recorded as cost of revenue as the inventory is sold or otherwise disposed of.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction at fair value, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition without first reducing other acquired assets, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulting from a business combination are to be recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and as a result, is effective for the Company in the first quarter of fiscal 2010. The company is currently evaluating the potential impact of SFAS 141R on its consolidated financial statement.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. This statement does not have a material impact, as the Company does not have any minority interests.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at October 25, 2008, the fair value of the portfolio would decline by approximately $0.6 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business is global, with international revenue representing 48% of total revenue in fiscal 2008, and 40% of revenue in the first quarter of fiscal 2009. To date, our revenue has been primarily denominated in US dollars. Additionally, we have a development cost center in Shanghai, China. Currency fluctuations to date have not had a significant impact on our financial results. We expect international sales to continue to represent a significant portion of our revenue and that we will continue to invest in our Shanghai development center. Should our exposure to foreign currency fluctuations become material, we are prepared to hedge against such fluctuations, although we have not engaged in hedging activities to date.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 25, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to the Second Circuit’s December 5, 2006 ruling, a majority of the issuers, including the Company, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed a Second Amended Class Action complaint against the Company. The amended complaint contains a number of changes, including changes to the definition of the purported class of investors, and the elimination of the Individual Defendants as defendants. The Company and the underwriters filed separate motions to dismiss the amended complaint on November 14, 2007. On March 26, 2008, the Court denied the motion to dismiss the

Section 10(b) claims but dismissed certain Section 11 claims against the Company. On June 5, 2008, the Court dismissed the remaining Section 11 claims against the Company in response to a motion for partial reconsideration. On September 27, 2007, the plaintiffs filed a motion for class certification in the Company’s case. On December 21, 2007, the Company and the underwriters filed papers opposing class certification. On March 28, 2008, Plaintiffs filed their reply brief in support of their motion for class certification. On October 10, 2008, the Court granted Plaintiffs’ request to withdraw, without prejudice, their motion for class certification.

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

In October 2007, a purported Sycamore Networks, Inc. shareholder filed a complaint for violation of Section 16 of the Securities Exchange Act of 1934, which prohibits short-swing trading against the Company’s Initial Public Offering underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., in District Court for the Western District of Washington seeks recovery of short-swing profits. On April 28, 2008, the district court established a briefing schedule for motions to dismiss and ruled that all discovery be stayed pending resolution of the motions to dismiss. On July 25, 2008, the Company and the Initial Public Offering underwriters filed motions to dismiss the complaint. On September 8, 2008, the Plaintiff filed its opposition to the Underwriter Defendants’ motion to dismiss and its response to the Issuers joint motion to dismiss. Reply briefs were filed on October 23, 2008 and the Court found the motions appropriate for oral argument and set the oral argument for January 16, 2009. The Company is named as a nominal defendant. No recovery is sought from the Company in this matter.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008, as filed with the SEC on September 26, 2008. Except for the risk factors set forth below, there have been no material changes to our risk factors from those previously disclosed in our Form 10-K. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations. The risk factors set forth below were disclosed in our Form 10-K, but have been updated to reflect the current uncertain global economic environment and to provide additional information:

Our results of operations could be adversely affected by the current uncertain economic environment and its impact on the telecommunications market in which we operate.

Current global economic conditions have generally led to diminished liquidity, reduced credit availability and growing uncertainty in many markets, resulting in declining consumer confidence. The impact of sustained or further deterioration in economic conditions may result in constrained capital spending by our customers and potential customer and/or may also negatively impact our vendors upon whom we are dependent for sources of supply. Any one or combination of these factors could have a material effect on our business and on our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended October 25, 2008, the following shares of common stock were surrendered to the Company:

	Total shares purchased *	Average price paid per share
August 1, 2008 – August 23, 2008	2,640	$—
August 24, 2008 – September 20, 2008	4,181	—
September 21, 2008 – October 25, 2008	1,334	—

Total	8,155	$—

*	Purchased from departing employees pursuant to preexisting contractual rights.

The Company has not publicly announced any programs to repurchase shares of common stock.

Item 6.	Exhibits

Exhibits:

(a) List of Exhibits

Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (4)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Securities and Exchange Commission on November 28, 2007.
*	Denotes a management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sycamore Networks, Inc.

/s/ PAUL F. BRAUNEIS
Paul F. Brauneis
Chief Financial Officer, Vice President, Finance and Administration, Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: November 20, 2008