Form 10-Q
period 2009-01-24
SYCAMORE NETWORKS INC
filed 2009-02-19
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 24, 2009

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

The number of shares outstanding of the registrant’s Common Stock as of February 16, 2009 was 283,887,251.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1.	Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	January 24, 2009	July 31, 2008
Assets
Current assets:
Cash and cash equivalents	$347,253	$499,922
Short-term investments	443,964	321,173
Accounts receivable, net of allowance for doubtful accounts of $72 at January 24, 2009 and July 31, 2008	11,454	8,779
Inventories	22,152	23,750
Prepaids and other current assets	3,415	2,847

Total current assets	828,238	856,471

Property and equipment, net	19,095	20,437
Long-term investments	144,393	120,739
Purchased intangibles, net	3,354	4,000
Goodwill	20,334	20,334
Other assets	452	482

Total assets	$1,015,866	$1,022,463

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,741	$2,493
Accrued compensation	2,288	2,842
Accrued warranty	3,619	3,829
Accrued expenses	2,590	2,336
Accrued restructuring costs	778	681
Deferred revenue	17,677	14,300
Other current liabilities	1,658	1,862

Total current liabilities	31,351	28,343

Other long term liabilities	1,973	1,904
Long term deferred revenue	5,014	4,841

Total liabilities	38,338	35,088

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 2,500,000 shares authorized; 283,887 and 283,868 shares issued and outstanding at January 24, 2009 and July 31, 2008, respectively	284	284
Additional paid-in capital	2,037,239	2,034,818
Accumulated deficit	(1,063,693)	(1,047,783)
Treasury stock, at cost; 0 and 5 shares held at January 24, 2009 and July 31, 2008, respectively	—	—
Accumulated other comprehensive gain	3,698	56

Total stockholders’ equity	977,528	987,375

Total liabilities and stockholders’ equity	$1,015,866	$1,022,463

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Revenue:
Product	$5,622	$34,939	$15,644	$66,356
Service	6,076	6,512	11,485	13,081

Total revenue	11,698	41,451	27,129	79,437

Cost of revenue:
Product	5,809	18,113	12,692	34,360
Service	2,695	3,184	5,170	6,017

Total cost of revenue	8,504	21,297	17,862	40,377

Gross profit	3,194	20,154	9,267	39,060

Operating expenses:
Research and development	12,912	11,490	24,367	22,254
Sales and marketing	3,644	5,266	7,718	10,509
General and administrative	1,518	4,473	3,253	9,466
Restructuring and related impairments	189	(78)	817	1,897

Total operating expenses	18,263	21,151	36,155	44,126

Loss from operations	(15,069)	(997)	(26,888)	(5,066)
Interest and other income, net	5,026	10,883	11,020	22,294

Income (loss) before income taxes	(10,043)	9,886	(15,868)	17,228
Income tax expense	88	190	42	521

Net income (loss)	$(10,131)	$9,696	$(15,910)	$16,707

Net income (loss) per share:
Basic	$(0.04)	$0.03	$(0.06)	$0.06
Diluted	$(0.04)	$0.03	$(0.06)	$0.06

Weighted average shares outstanding:
Basic	283,515	282,782	283,480	281,713
Diluted	283,515	284,855	283,480	284,230

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	January 24, 2009	January 26, 2008
Cash flows from operating activities:
Net income (loss)	$(15,910)	$16,707
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,132	6,038
Share-based compensation	2,403	2,026
Adjustments to provision for excess and obsolete inventory	1,066	1,276
Restructuring and related impairments	—	1,149
Changes in operating assets and liabilities:
Accounts receivable	(2,675)	(10,357)
Inventories	279	5,729
Prepaids and other current assets	(531)	(864)
Deferred revenue	3,550	(12)
Accounts payable	248	(2,776)
Accrued expenses and other current liabilities	(642)	(11,901)
Accrued restructuring costs	97	(885)

Net cash provided by (used in) operating activities	(5,983)	6,130

Cash flows from investing activities:
Purchases of property and equipment	(3,894)	(6,594)
Increase in restricted cash	—	(3,300)
Purchases of investments	(493,256)	(469,984)
Proceeds from maturities and sales of investments	350,453	680,251

Net cash provided by (used in) investing activities	(146,697)	200,373

Cash flows from financing activities:
Proceeds from issuance of common stock	11	10,436

Net cash provided by financing activities	11	10,436

Net increase (decrease) in cash and cash equivalents	(152,669)	216,939
Cash and cash equivalents, beginning of period	499,922	249,262

Cash and cash equivalents, end of period	$347,253	$466,201

Cash paid for income taxes	$91	$150

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

2. Basis of Presentation

The accompanying financial data as of January 24, 2009 and for the three and six months ended January 24, 2009 and January 26, 2008 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended July 31, 2008.

In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair statement of financial position as of January 24, 2009 and results of operations and cash flows for the periods ended January 24, 2009 and January 26, 2008. The results of operations and cash flows for the period ended January 24, 2009 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

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

3. Share-Based Compensation

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Cost of product revenue	$71	$94	$164	$153
Cost of service revenue	70	75	148	121
Research and development	503	481	1,008	771
Sales and marketing	295	298	651	514
General and administrative	256	267	432	467

Share-based compensation expense before tax	1,195	1,215	2,403	2,026
Income tax benefit	—	(23)	—	(60)

Net compensation expense	$1,195	$1,192	$2,403	$1,966

Stock option activity under all of the Company’s stock plans since July 31, 2008 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at July 31, 2008	22,666,960	$6.03	5.5

Options granted	375,125	2.97
Options exercised	(34,325)	0.52
Options canceled	(1,052,438)	10.86

Outstanding at January 24, 2009	21,955,322	$5.75	5.1

Options vested and expected to vest	20,740,394	$5.88	4.9

Options exercisable at end of period	16,047,237	$6.53	3.8

Weighted average fair value of options granted for the six months ended January 24, 2009	$1.28

The following table summarizes information about stock options outstanding at January 24, 2009:

	Stock Options Outstanding				Stock Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Vested	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.39 – $ 3.69	5,447,413	4.67	$3.18	$448,554	3,916,475	$3.14	$448,554
$ 3.70 – $ 3.81	7,923,089	7.29	$3.72	—	4,502,669	$3.73	—
$ 3.82 – $ 4.86	2,540,008	6.01	$4.14	—	1,593,856	$4.21	—
$ 4.89 – $ 4.89	3,168,189	2.89	$4.89	—	3,168,189	$4.89	—
$ 4.91 – $154.00	2,876,623	1.56	$18.61	—	2,866,048	$18.66	—

$ 0.39 – $154.00	21,955,322	5.11	$5.75	$448,554	16,047,237	$6.53	$448,554

The intrinsic value of options exercised during the three and six months ended January 24, 2009 was $41 thousand and $83 thousand, respectively.

As of January 24, 2009, there was $11.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock

The following table summarizes the status of the Company’s nonvested restricted shares since July 31, 2008:

	Number of Shares	Weighted Average Fair Value
Nonvested at July 31, 2008	478,321	$3.71
Granted	—	$—
Vested	(103,556)	$3.70
Forfeited	(10,019)	$3.70

Nonvested at January 24, 2009	364,746	$3.71

4. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period less unvested restricted stock. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common and common equivalent shares outstanding during the period. The dilutive effect of outstanding options and restricted stock is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of share-based compensation required under SFAS 123R. Common equivalent shares are not used in the calculation of net loss per share since the effect would be antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Numerator:
Net income (loss)	$(10,131)	$9,696	$(15,910)	$16,707

Denominator:
Weighted-average shares of common stock outstanding	283,880	283,378	283,871	282,181
Weighted-average shares subject to repurchase	(365)	(596)	(391)	(468)

Shares used in per-share calculation – basic	283,515	282,782	283,480	281,713

Weighted-average shares of common stock outstanding	283,515	282,782	283,480	281,713
Weighted common stock equivalents	—	2,073	—	2,517

Shares used in per-share calculation – diluted	283,515	284,855	283,480	284,230

Net income (loss) per share:
Basic	$(0.04)	$0.03	$(0.06)	$0.06

Diluted	$(0.04)	$0.03	$(0.06)	$0.06

Employee stock options to purchase 22.0 million and 22.3 million shares have not been included in the computation of diluted net loss per share for the three and six month periods ended January 24, 2009, respectively, because their effect would have been antidilutive. Employee stock options to purchase 16.7 million and 14.6 million shares of common stock have not been included in the computation of diluted net income per share for the three and six months ended January 26, 2008, respectively, because the options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

5. Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company’s short and long term investments, $444 million and $144 million, respectively are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of short and long term investments is determined based on quoted market prices at the reporting date for those instruments. As of January 24, 2009 and July 31, 2008, aggregate cash and cash equivalents and short and long term investments consisted of (in thousands):

January 24, 2009:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$347,253	$—	$—	$347,253
Government securities	584,381	3,976	—	588,357

Total	$931,634	$3,976	$—	$935,610

July 31, 2008:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$499,922	$—	$—	$499,922
Government securities	441,681	695	(464)	441,912

Total	$941,603	$695	$(464)	$941,834

6. Inventories

Inventories consisted of the following (in thousands):

	January 24, 2009	July 31, 2008
Raw materials	$7,940	$3,644
Work in process	2,027	2,843
Finished goods	12,185	17,263

Total	$22,152	$23,750

7. Purchased Intangibles

Purchased intangibles consisted of the following (in thousands):

	January 24, 2009			July 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$400	$(400)	$—	$400	$(400)	$—
Customer relationships	7,000	(5,071)	1,929	7,000	(4,700)	2,300
Technology	7,000	(5,575)	1,425	7,000	(5,300)	1,700

Total	$14,400	$(11,046)	$3,354	$14,400	$(10,400)	$4,000

The estimated future amortization expense of purchased intangibles as of January 24, 2009, is as follows (in thousands):

2009	$687
2010	889
2011	593
2012	395
2013	395
Thereafter	395

Total	$3,354

8. Comprehensive Income (Loss)

The components of comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Net income (loss)	$(10,131)	$9,696	$(15,910)	$16,707
Unrealized gain on investments	4,094	1,641	3,642	2,157

Comprehensive income (loss)	$(6,037)	$11,337	$(12,268)	$18,864

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

During the first quarter of fiscal 2009, the Company took further actions to re-align and re-focus certain sales and marketing and general and administrative functions and to consolidate certain manufacturing activities. The Company recorded a cumulative restructuring charge of $1.1 million in the six months ended January 24, 2009 of which $0.8 million was recorded in the first quarter and $0.3 million in the second quarter. The current period expense relates to employees who were required to render services beyond the minimum retention period as defined in SFAS 146.

As of January 24, 2009, remaining future cash payments associated with these actions approximated $0.8 million and consist of disbursements related to the 2009 restructuring activities, which will be substantially paid by the end of the third quarter of fiscal 2009 and lease payments to be made over the next two years. A rollforward of the restructuring accrual is summarized below (in thousands):

	Accrual Balance at July 31, 2008	Additions	Payments	Accrual Balance at January 24, 2009
Workforce reduction	$23	$1,184	$(799)	$408
Facility consolidations and certain other costs	658	(51)	(237)	370

Total	$681	$1,133	$(1,036)	$778

10. Income Taxes

As of August 1, 2008, the Company provided a FIN 48 liability of $1.2 million for taxes, interest and penalties for unrecognized tax benefits related to various foreign income tax matters. As of January 24, 2009 the total FIN 48 liability amounted to approximately $1.3 million. If recognized, the entire amount would impact the Company’s effective tax rate. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

As of August 1, 2008, the Company accrued $203 thousand of interest and penalties related to uncertain tax positions. As of January 24, 2009 the total amount of accrued interest and penalties is $239 thousand. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international, and state income taxes.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. This statement does not have a material impact on the Company’s consolidated financial statements, as the Company does not have any minority interests.

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

In October 2007, a purported Sycamore Networks, Inc. shareholder filed a complaint for violation of Section 16 of the Securities Exchange Act of 1934, which prohibits short-swing trading against the Company’s Initial Public Offering underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., in District Court for the Western District of Washington seeks recovery of short-swing profits. On April 28, 2008, the district court established a briefing schedule for motions to dismiss and ruled that all discovery be stayed pending resolution of the motions to dismiss. On July 25, 2008, the Company and the Initial Public Offering underwriters filed motions to dismiss the complaint. On September 8, 2008, the Plaintiff filed its opposition to the Underwriter Defendants’ motion to dismiss and its response to the Issuers joint motion to dismiss. Reply briefs were filed on October 23, 2008 and the Court found the motions appropriate for an oral hearing which was held on January 16, 2009. The Company is named as a nominal defendant. No recovery is sought from the Company in this matter.

Other Matters

On June 29, 2006, a former employee of the Company filed a complaint against the Company and the Company’s Chief Executive Officer in Massachusetts Superior Court alleging, among other things, claims relating to wrongful termination of an employment agreement, fraud in the inducement, retaliation and claims relating to certain of the Company’s stock option grant practices in 1999-2001. The complaint demanded lost wages, unspecified monetary damages and reinstatement of medical benefits, among other things. The case was moved to the Business Litigation Session of the Suffolk County Superior Court and, following an oral hearing on a motion to dismiss, the case was ordered dismissed on January 24, 2007. The plaintiff has filed a Notice of Appeal of the order and judgment. Plaintiff’s appellate brief is currently due to be filed on or before March 18, 2009 and briefing is currently scheduled to be completed in May 2009. Oral argument has not yet been scheduled.

Guarantees

As of January 24, 2009, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations, indemnifications for intellectual property infringement claims and indemnifications for officers and directors.

In the normal course of business, the Company may also agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements at January 24, 2009 or July 31, 2008 as the Company believes the fair value is not material.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not limited; however, the Company has directors and officers’ insurance coverage that reduces its exposure and may enable the Company to recover a portion of any future amounts paid. The Company has incurred expenses under these agreements of $1.1 million for the three months ended January 26, 2008, and $0.2 million and $1.8 million for the six months ended January 24, 2009 and January 26, 2008, respectively, on behalf of eligible persons for legal fees incurred by them in connection with the stock option investigations, the resulting restatement of previously issued financial statements and the subsequent inquiry by the SEC and DOJ of information and documentation related thereto as previously disclosed in the Company’s periodic reports to the SEC on Form 10-K and Form 10-Q. Due to the Company’s inability to estimate its liabilities in connection with these agreements, the Company has not recorded a liability for these agreements at January 24, 2009 or July 31, 2008. The Company maintains insurance policies whereby certain payments may be recoverable, including indemnification payments made on behalf of certain officers and directors, subject to the terms and conditions provided in such policies. During the first six months of fiscal 2009, the Company received $3.2 million in insurance recoveries under such policies.

Warranty Liability

The following table summarizes the activity related to product warranty liability (in thousands):

	Three Months Ended		Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Beginning balance	$3,837	$3,535	$3,829	$3,400
Accruals (adjustments)	(57)	524	64	995
Settlements	(161)	20	(274)	(316)

Ending balance	$3,619	$4,079	$3,619	$4,079

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

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

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

SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of the Company measured at fair value on a recurring basis as of January 24, 2009, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	January 24, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash Equivalents	$347,253	$347,253	$—	$—
Available-for-sale securities	588,357	588,357	—	—

Total Assets	$935,610	$935,610	$—	$—

Cash Equivalents

Cash equivalents of $347 million consisting of money market funds and federal government and government agency obligations, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Available-For-Sale Securities

Available-for-sale securities of $588 million consisting of federal government and government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

In 2008 the global economy began a significant decline resulting from diminished liquidity, reduced credit availability, growing uncertainty in many markets and deteriorating consumer confidence. As a result of these conditions, we believe the service provider markets that Sycamore serves have and will continue to be impacted, resulting in reduced or delayed capital spending on networking projects

Revenue for the three months ended January 24, 2009 decreased 72% to $11.7 million year over year. Revenue for the six months ended January 24, 2009 decreased 66% to $27.1 million year over year. Net loss was $10.1 million for the three months ended January 24, 2009, compared to net income of $9.7 million for the same period ended January 26, 2008. Net loss for the six months ended January 24, 2009 was $15.9 million compared to net income of $16.7 million for the same period ended January 26, 2008. We continue to maintain a significant cost structure, relative to our revenue, particularly within the research and development organization. We will pace our future investments to match the slower than previously expected rate of adoption of new technologies.

As we remain focused on improvements to our business, our management and Board of Directors will continue to consider from time to time various strategic options that could serve to increase shareholder value. These options include, but are not limited to, acquiring or making strategic investments in companies with either complementary technologies or in adjacent markets to add complementary products and services, expanding the markets we serve and diversifying our customer base.

Our total cash, cash equivalents and investments were $935.6 million at January 24, 2009. Included in this amount were cash and cash equivalents of $347.3 million. We intend to utilize these resources to fund our operations, including fixed commitments under operating leases, and any required capital expenditures for the foreseeable future. We believe that our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. We also believe that the liquidity provided by these assets provides a valuable resource in the pursuit of strategic options.

Critical Accounting Policies and Estimates

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of asset, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008 describes the significant accounting estimates and policies used in the preparation of the financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies during the first six months of 2009.

Results of Operations

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	January 24, 2009	January 26, 2008	Variance in Dollars	Variance in Percent	January 24, 2009	January 26, 2008	Variance in Dollars	Variance in Percent
Revenue
Product	$5,622	$34,939	$(29,317)	(84)%	$15,644	$66,356	$(50,712)	(76)%
Service	6,076	6,512	(436)	(7)%	11,485	13,081	(1,596)	(12)%

Total revenue	$11,698	$41,451	$(29,753)	(72)%	$27,129	$79,437	$(52,308)	(66)%

Total revenue decreased for the three and six months ended January 24, 2009 compared to the same periods ended January 26, 2008. Product revenue consists primarily of sales of our intelligent bandwidth management solutions. Product revenue decreased for the three and six months ended January 24, 2009 compared to the same periods ended January 26, 2008, primarily due to reduced or delayed capital spending on networking products. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue decreased for the three and six months ended January 24, 2009 compared to the same period ended January 26, 2008, primarily due to decreased product installation services in fiscal 2009 compared to fiscal 2008.

For the three months ended January 24, 2009, 3 customers accounted for more than 10% of our total revenue. International revenue represented 35% of our total revenue. We expect future revenue will continue to be highly concentrated in a relatively small number of customers. The timing of customer requirements during a fiscal year may cause shifts between quarterly periods in both the number of customers who account for more than 10% of our revenue and in the mix of domestic and international revenue. The loss, or any substantial reduction or delay in orders by, any one of these customers could materially adversely affect our business, financial condition and results of operations.

Gross profit (loss)

The following table presents gross profit (loss) for product and services (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Gross profit (loss):
Product	$(187)	$16,826	$2,952	$31,996
Service	3,381	3,328	6,315	7,064

Total	$3,194	$20,154	$9,267	$39,060

Gross profit (loss):
Product	(3)%	48%	19%	48%
Service	56%	51%	55%	54%
Total	27%	49%	34%	49%

Product gross profit (loss)

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services, other fixed manufacturing costs and the level of provisions for warranty, scrap, rework and provisions which may be taken for excess or slow moving inventory. Product gross profit decreased for the three and six months ended January 24, 2009 compared to the same period ended January 26, 2008. The decrease in gross profit was primarily due to reduced revenue in fiscal 2009 in relation to our fixed manufacturing base, the mix of products within our optical switching business and certain provision for excess or slow moving inventory. Product gross profit may fluctuate from period to period due to revenue fluctuation, volume, pricing pressures resulting from intense competition in our industry as well as the enhanced negotiating leverage of certain larger customers. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, overhead absorption, sales discounts, increases in labor costs, excess inventory and obsolescence charges, increases in component pricing or other material costs, the introduction of new products or the entry into new markets with different pricing and cost structures.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit increased slightly for the three months ended January 24, 2009 compared to the same period ended January 26, 2008. The increase was primarily due to an increased level of maintenance contracts offsetting reduced installation services. Service gross profit decreased for the six months ended January 24, 2009 compared to the same period ended January 26, 2008. The decrease was primarily due to a reduced level of installation services. As most of our service cost of revenue is fixed, increases or decreases in revenue will have a significant impact on service gross profit. Service gross profit may be affected in future periods by various factors including, but not limited to, the change in mix between technical support services and advanced services, competitive and economic pricing pressures, the enhanced negotiating leverage of certain larger customers, maintenance contract renewals and the timing of renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	January 24, 2009	January 26, 2008	Variance in Dollars	Variance in Percent	January 24, 2009	January 26, 2008	Variance in Dollars	Variance in Percent
Research and development	$12,912	$11,490	$1,422	12%	$24,367	$22,254	$2,113	9%
Sales and marketing	3,644	5,266	(1,622)	(31)%	7,718	10,509	(2,791)	(27)%
General and administrative	1,518	4,473	(2,955)	(66)%	3,253	9,466	(6,213)	(66)%
Restructuring and related impairments	189	(78)	267	342%	817	1,897	(1,080)	(57)%

Total operating expenses	$18,263	$21,151	$(2,888)	(14)%	$36,155	$44,126	$(7,971)	(18)%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses increased for the three and six months ended January 24, 2009 compared to the same period ended January 26, 2008. The increase was primarily due to increased spending on personnel and project related costs, including the expansion of our development center in Shanghai, China.

We will continue to focus research and development activities on immediate features and functionality requirements targeted at existing and prospective customers. At the same time, as a result of current global economic conditions, we will monitor our planned R&D initiatives, to ensure that our resources are effectively aligned to meet evolving strategies as service providers adjust to the market environment.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, customer evaluation inventory and other sales and marketing support expenses. Sales and marketing expenses decreased for the three and six months ended January 24, 2009 compared to the same period ended January 26, 2008. The decrease was primarily due to a re-alignment during the first quarter of fiscal 2009 of certain personnel and reduced discretionary costs to better focus resources and to improve operational efficiencies. Within our existing spending levels, we continue to allocate sales and marketing resources to those geographic regions where we see the most attractive opportunities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, professional fees and other general corporate expenses. General and administrative costs also include costs associated with the Company’s recently concluded stock option investigation matters and, in the current periods, insurance recoveries for certain of those costs. General and administrative expenses decreased for the three months ended January 24, 2009 compared to the same period ended January 26, 2008 primarily due to the inclusion of approximately $1.4 million of option investigation related costs in the period ended January 26, 2008 and an insurance recovery of option investigation related costs of $1.7 million in the period end January 24, 2009, a decrease of $3.1 million. General and administrative expenses decreased for the six months ended January 24, 2009 compared to the same period ended January 26, 2008 primarily due to the inclusion of approximately $2.7 million of option investigation related costs in the six month period ended January 26, 2008 and a net insurance recovery of option investigation related costs of $3.0 million in the six month period ended January 24, 2009, a decrease of $5.7 million.

Restructuring and Related Impairments

During the first quarter of fiscal 2009, the Company initiated actions to re-align and re-focus certain sales and marketing and general and administrative functions and to consolidate certain manufacturing activities. The Company recorded a current restructuring charge of $0.3 million and $1.1 million for employee related costs for the three and six months ended January 24, 2009. Restructuring expense increased for the three months ended January 24, 2009 compared to the same period ended January 26, 2008 due to a consolidation of certain manufacturing activities which was completed in this quarter. Restructuring expense decreased for the six months ended January 24, 2009 compared to the same period ended January 26, 2008 primarily due to the inclusion of rent and other facility charges to consolidate our Moorestown, New Jersey facility in the fiscal 2008 period.

We continuously monitor our costs and evaluate the carrying values of goodwill and intangible assets. If current market and economic conditions persist, it would increase the likelihood of incurring future restructuring and/or impairment charges.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	January 24, 2009	January 26, 2008	Variance in Dollars	Variance In Percent	January 24, 2009	January 26, 2008	Variance in Dollars	Variance In Percent
Interest and other income, net	$5,026	$10,883	$(5,857)	(54)%	$11,020	$22,294	$(11,274)	(51)%

Interest and other income, net decreased for the three and six months ended January 24, 2009 compared to the same period ended January 26, 2008. The decrease was primarily due to lower interest rates in fiscal 2009 when compared to fiscal 2008.

Income Tax Expense

Income tax expense was $88 thousand and $42 thousand for the three and six months ended January 24, 2009 primarily related to income tax expense in certain states and profitable foreign jurisdictions partially offset by refundable research and development credits.

As a result of having realized substantial accumulated net operating losses from 2001 through 2008, the Company determined that it is more likely than not that our deferred tax assets may not be realized. Therefore, in accordance with the requirements of SFAS 109, we maintain a full valuation allowance. If the Company generates sustained future taxable income against which these tax attributes may be applied, some or all of the net operating loss carryforwards may be utilized and the valuation allowance reversed. If the valuation allowance reversed, portions would be recorded as an increase to paid-in capital and a reduction to goodwill. The remainder would be recorded as a reduction in income tax expense.

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $935.6 million at January 24, 2009. Included in this amount were cash and cash equivalents of $347.3 million compared to $499.9 million at July 31, 2008. The decrease in cash and cash equivalents for the six months ended January 24, 2009 was primarily attributable to cash used in investing activities of $146.7 million and cash used in operating activities of $6.0 million.

Net cash used in investing activities was $146.7 million for the six months ended January 24, 2009 and consisted primarily of net purchase of investments of $142.8 million and purchases of property and equipment of $3.9 million.

Net cash used in operating activities was $6.0 million for the six months ended January 24, 2009. Net loss for the six months ended January 24, 2009 was $15.9 million and included non-cash charges including share-based compensation of $2.4 million, an inventory provision of $1.1 million and depreciation and amortization of $6.1 million. Accounts receivable increased to $11.5 million at January 24, 2009 from $8.8 million at July 31, 2008. The increase was primarily due to the timing of shipments. Our accounts receivable and days sales outstanding are impacted primarily by the timing of shipments, collections performance and timing of support contract renewals. Inventory levels decreased to $22.2 million at January 24, 2009 from $23.8 million at July 31, 2008. The decrease was primarily due to the timing of shipments. Deferred revenue increased to $22.7 million at January 24, 2009 from $19.1 million at July 31, 2008 due to the timing of service contract renewals.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $935.6 million at January 24, 2009. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits and government securities. At January 24, 2009, $444.0 million of investments with maturities of less than one year were classified as short-term investments. Based on our current expectations, we anticipate that some portion of our existing cash and cash equivalents and investments may be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At January 24, 2009, more than 50% of our accounts receivable balance was attributable to three of our customers. As of January 24, 2009, we have no outstanding debt or credit facilities and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures. We currently intend to fund our operations, including our fixed operating leases and purchase commitments, and any required capital expenditures using our existing cash, cash equivalents and investments.

As of January 24, 2009, future cash restructuring payments of $0.8 million consist primarily of costs related to workforce reductions that will be substantially paid by the end of the third quarter of fiscal 2009 and lease payments to be paid over the next two years.

We believe that our existing cash and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. We will continue to consider appropriate action with respect to our cash position in light of present and anticipated business needs as well as providing a means by which our shareholders may realize value in connection with their investment.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

At January 24, 2009, our future obligations, which consist of contractual commitments for operating leases and inventory and other purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Other
Operating leases	$7,062	$2,449	$4,613	$—	$—	$—
Inventory and other purchase commitments	4,116	4,116	—	—	—	—
Other tax liabilities (1)	1,272	—	—	—	—	1,272

Total	$12,450	$6,565	$4,613	$—	$—	$1,272

(1)	Represents tax liabilities pursuant to FIN 48, “Accounting for Uncertainty in Income Taxes”.

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

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for the fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of FSP FAS 142-3 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. This statement does not have a material impact on the Company’s consolidated financial statements, as we do not have any minority interests.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at January 24, 2009, the fair value of the portfolio would decline by approximately $0.7 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business is global, with international revenue representing 48% of total revenue in fiscal 2008, and 38% of revenue in the first six months of fiscal 2009. To date, our revenue has been primarily denominated in US dollars. Additionally, we have a development cost center in Shanghai, China. Currency fluctuations to date have not had a significant impact on our financial results. We expect international sales to continue to represent a significant portion of our revenue and that we will continue to invest in our Shanghai development center. Should our exposure to foreign currency fluctuations become material, we are prepared to hedge against such fluctuations, although we have not engaged in hedging activities to date.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 24, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2007, a purported Sycamore Networks, Inc. shareholder filed a complaint for violation of Section 16 of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company’s Initial Public Offering underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., in District Court for the Western District of Washington seeks recovery of short-swing profits. On April 28, 2008, the district court established a briefing schedule for motions to dismiss and ruled that all discovery be stayed pending resolution of the motions to dismiss. On July 25, 2008, the Company and the Initial Public Offering underwriters filed motions to dismiss the complaint. On September 8, 2008, the Plaintiff filed its opposition to the Underwriter Defendants’ motion to dismiss and its response to the Issuers joint motion to dismiss. Reply briefs were filed on October 23, 2008 and the Court found the motions appropriate for an oral hearing which was held on January 16, 2009. The Company is named as a nominal defendant. No recovery is sought from the Company in this matter.

Other Matters

On June 29, 2006, a former employee of the Company filed a complaint against the Company and the Company’s Chief Executive Officer in Massachusetts Superior Court alleging, among other things, claims relating to wrongful termination of an employment agreement, fraud in the inducement, retaliation and claims relating to certain of the Company’s stock option grant practices in 1999-2001. The complaint demanded lost wages, unspecified monetary damages and reinstatement of medical benefits, among other things. The case was moved to the Business Litigation Session of the Suffolk County Superior Court and, following an oral hearing on a motion to dismiss, the case was ordered dismissed on January 24, 2007. The plaintiff has filed a Notice of Appeal of the order and judgment. Plaintiff’s appellate brief is currently due to be filed on or before March 18, 2009 and briefing is currently scheduled to be completed in May 2009. Oral argument has not yet been scheduled.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008, as filed with the SEC on September 26, 2008. Except for the risk factors set forth below, there have been no material changes to our risk factors from those previously disclosed in our Form 10-K. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations. The risk factor set forth below was disclosed in our Form 10-K, but has been updated to reflect the current uncertain global economic environment and to provide additional information:

Our results of operations could be adversely affected by the current uncertain economic environment and its impact on the telecommunications market in which we operate.

Current global economic conditions have generally led to diminished liquidity, reduced credit availability and growing uncertainty in many markets, resulting in declining consumer confidence. The impact of sustained or further deterioration in economic conditions has and may continue to result in constrained capital spending by our customers and potential customers and/or may also negatively impact our vendors upon whom we are dependent for sources of supply. Any one or a combination of these factors could have a material effect on our business and on our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended January 24, 2009, the following shares of common stock were surrendered to the Company:

	Total shares surrended *	Average price paid per share
October 26, 2008 – November 22, 2008	1,864	$—

November 23, 2008 – December 20, 2008	—	—

December 21, 2008 – January 24, 2009	—	—

Total	1,864	$—

*	Surrended by departing employees to the Company for no consideration pursuant to preexisting contractual rights. The Company has not publicly announced any programs to repurchase shares of common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on January 6, 2009, our stockholders elected the following nominee to serve for a three-year term as a Class III Director and until his respective successor is elected and qualified:

Nominees	For	Withheld
Daniel E. Smith	262,041,164	12,061,499

Robert E. Donahue, John W. Gerdelman, Gururaj Deshpande and Craig R. Benson also continued as directors of the Company after the Annual Meeting.

At the same Annual Meeting, our stockholders authorized the Board of Directors in its discretion, to amend our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding common stock at a ratio of (i) one-for-five, (ii) one-for-seven, or (iii) one-for-ten, together with a corresponding reduction in the number of authorized shares of our common stock and capital stock, at any time prior to the date of our 2009 Annual Meeting of Stockholders, without further approval or authorization from our stockholders by the following vote:

For	Against	Abstention	Broker Non-votes
261,005,760	12,863,998	232,905	0

At the same Annual Meeting, our stockholders also approved the 2009 Stock Incentive Plan to replace the Company’s 1999 Stock Incentive Plan, as amended, for grants of equity-based awards to the Company’s officers, directors, employees, and consultants.

For	Against	Abstention	Broker Non-votes
227,901,683	11,896,153	1,174,812	33,130,015

At the same Annual Meeting, our stockholders also approved the 2009 Non-Employee Director Stock Option Plan to replace the Company’s 1999 Non-Employee Director Stock Option Plan for grants of non-qualified stock option awards to directors who are not employees or officers of the Company.

For	Against	Abstention	Broker Non-votes
234,268,893	6,591,365	112,390	33,130,015

At the same Annual Meeting, our stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2009 by the following vote:

For	Against	Abstention	Broker Non-votes
270,649,041	3,112,417	341,205	0

Item 6.	Exhibits

Exhibits:

(a) List of Exhibits

Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (4)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

10.1*	Revised Standard Form Change of Control Agreement between Sycamore Networks, Inc. and Executive Officers of Sycamore Networks, Inc. dated as of December 18, 2008 (5)

10.2*	Sycamore Networks, Inc. 2009 Stock Incentive Plan (6)

10.3*	Sycamore Networks, Inc. 2009 Non-Employee Director Stock Option Plan (6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Securities and Exchange Commission on November 28, 2007.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2008.
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-8 (Registration Statement No. 333-156599).
*	Denotes a management contract or compensatory plan or arrangement.

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

Dated: February 19, 2009