Form 10-Q
period 2009-04-25
SYCAMORE NETWORKS INC
filed 2009-06-04
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 25, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares outstanding of the registrant’s Common Stock as of June 1, 2009 was 283,988,020.

Sycamore Networks, Inc.

Part I. Financial Information

Item  1. Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	April 25, 2009	July 31, 2008
Assets
Current assets:
Cash and cash equivalents	$423,442	$499,922
Short-term investments	290,769	321,173
Accounts receivable, net of allowance for doubtful accounts of $72 at April 25, 2009 and July 31, 2008	13,290	8,779
Inventories	19,137	23,750
Prepaids and other current assets	2,260	2,847

Total current assets	748,898	856,471

Property and equipment, net	16,791	20,437
Long-term investments	217,572	120,739
Purchased intangibles, net	3,021	4,000
Goodwill	20,334	20,334
Other assets	455	482

Total assets	$1,007,071	$1,022,463

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,155	$2,493
Accrued compensation	3,437	2,842
Accrued warranty	3,634	3,829
Accrued expenses	2,689	2,336
Accrued restructuring costs	370	681
Deferred revenue	11,487	14,300
Other current liabilities	1,692	1,862

Total current liabilities	25,464	28,343

Other long term liabilities	1,901	1,904
Long term deferred revenue	4,868	4,841

Total liabilities	32,233	35,088

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 2,500,000 shares authorized; 283,956 and 283,868 shares issued and outstanding at April 25, 2009 and July 31, 2008, respectively	284	284
Additional paid-in capital	2,038,454	2,034,818
Accumulated deficit	(1,066,425)	(1,047,783)
Treasury stock, at cost; 0 and 5 shares held at April 25, 2009 and July 31, 2008, respectively	—	—
Accumulated other comprehensive gain	2,525	56

Total stockholders’ equity	974,838	987,375

Total liabilities and stockholders’ equity	$1,007,071	$1,022,463

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
Revenue:
Product	$15,613	$14,289	$31,257	$80,645
Service	7,370	6,677	18,855	19,758

Total revenue	22,983	20,966	50,112	100,403

Cost of revenue:
Product	7,751	7,795	20,443	42,155
Service	2,662	3,453	7,832	9,470

Total cost of revenue	10,413	11,248	28,275	51,625

Gross profit	12,570	9,718	21,837	48,778

Operating expenses:
Research and development	13,042	12,232	37,409	34,486
Sales and marketing	3,648	4,980	11,366	15,489
General and administrative	2,320	2,901	5,573	12,367
Restructuring and related impairments	—	471	817	2,368

Total operating expenses	19,010	20,584	55,165	64,710

Loss from operations	(6,440)	(10,866)	(33,328)	(15,932)
Interest and other income, net	3,831	8,614	14,851	30,908

Income (loss) before income taxes	(2,609)	(2,252)	(18,477)	14,976
Income tax expense	123	491	165	1,012

Net income (loss)	$(2,732)	$(2,743)	$(18,642)	$13,964

Net income (loss) per share:
Basic	$(0.01)	$(0.01)	$(0.07)	$0.05
Diluted	$(0.01)	$(0.01)	$(0.07)	$0.05

Weighted average shares outstanding:
Basic	283,601	283,164	283,520	282,197
Diluted	283,601	283,164	283,520	284,333

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	April 25, 2009	April 26, 2008
Cash flows from operating activities:
Net income (loss)	$(18,642)	$13,964
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,154	9,374
Share-based compensation	3,555	3,220
Adjustments to provision for excess and obsolete inventory	1,245	1,355
Loss on disposal of equipment	15	54
Restructuring and related impairments	—	1,149
Changes in operating assets and liabilities:
Accounts receivable	(4,511)	13,459
Inventories	3,001	(2,843)
Prepaids and other current assets	614	(1,466)
Deferred revenue	(2,786)	5,982
Accounts payable	(338)	(7,612)
Accrued expenses and other current liabilities	609	(13,083)
Accrued restructuring costs	(311)	(990)

Net cash provided by (used in) operating activities	(8,395)	22,563

Cash flows from investing activities:
Purchases of property and equipment	(4,206)	(9,653)
Purchases of investments	(622,368)	(628,367)
Proceeds from maturities and sales of investments	558,408	767,357

Net cash provided by (used in) investing activities	(68,166)	129,337

Cash flows from financing activities:
Proceeds from issuance of common stock	81	10,615

Net cash provided by financing activities	81	10,615

Net increase (decrease) in cash and cash equivalents	(76,480)	162,515
Cash and cash equivalents, beginning of period	499,922	249,262

Cash and cash equivalents, end of period	$423,442	$411,777

Cash paid for income taxes	$145	$180

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

2. Basis of Presentation

The accompanying financial data as of April 25, 2009 and for the three and nine months ended April 25, 2009 and April 26, 2008 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended July 31, 2008.

In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair statement of financial position as of April 25, 2009 and results of operations and cash flows for the periods ended April 25, 2009 and April 26, 2008. The results of operations and cash flows for the period ended April 25, 2009 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

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

3. Share-Based Compensation

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
Cost of product revenue	$70	$95	$234	$248
Cost of service revenue	70	76	218	197
Research and development	509	481	1,517	1,252
Sales and marketing	272	297	923	811
General and administrative	231	245	663	712

Share-based compensation expense before tax	1,152	1,194	3,555	3,220
Income tax benefit	—	(41)	—	(101)

Net compensation expense	$1,152	$1,153	$3,555	$3,119

Stock option activity under all of the Company’s stock plans since July 31, 2008 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at July 31, 2008	22,666,960	$6.03	5.5

Options granted	525,125	2.85
Options exercised	(104,725)	0.78
Options canceled	(1,310,351)	9.46

Outstanding at April 25, 2009	21,777,009	$5.77	4.8

Options vested and expected to vest	20,632,720	$5.89	4.6

Options exercisable at end of period	16,432,400	$6.47	3.7

Weighted average fair value of options granted for the nine months ended April 25, 2009	$1.25

The following table summarizes information about stock options outstanding at April 25, 2009:

	Stock Options Outstanding				Stock Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Vested	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.39 - $ 3.69	5,461,013	4.54	$3.19	$587,296	3,976,088	$3.19	$587,296
$3.70 - $ 3.81	7,759,490	7.00	$3.72	—	4,792,465	$3.73	—
$3.82 - $ 4.86	2,535,994	5.70	$4.14	—	1,652,735	$4.20	—
$4.89 - $ 4.89	3,143,889	2.66	$4.89	—	3,143,889	$4.89	—
$4.91 - $154.00	2,876,623	1.28	$18.61	—	2,867,223	$18.66	—

$0.39 - $154.00	21,777,009	4.85	$5.77	$587,276	16,432,400	$6.47	$587,296

The intrinsic value of options exercised during the three and nine months ended April 25, 2009 was $144 thousand and $227 thousand, respectively.

As of April 25, 2009, there was $9.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock

The following table summarizes the status of the Company’s nonvested restricted shares since July 31, 2008:

	Number of Shares	Weighted Average Fair Value
Nonvested at July 31, 2008	478,321	$3.71
Granted	—	$—
Vested	(154,711)	$3.70
Forfeited	(11,886)	$3.70

Nonvested at April 25, 2009	311,724	$3.71

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
Numerator:
Net income (loss)	$(2,732)	$(2,743)	$(18,642)	$13,964

Denominator:
Weighted-average shares of common stock outstanding	283,913	283,700	283,885	282,687
Weighted-average shares subject to repurchase	(312)	(536)	(365)	(490)

Shares used in per-share calculation – basic	283,601	283,164	283,520	282,197

Weighted-average shares of common stock outstanding	283,601	283,164	283,520	282,197
Weighted common stock equivalents	—	—	—	2,136

Shares used in per-share calculation – diluted	283,601	283,164	283,520	284,333

Net income (loss) per share:
Basic	$(0.01)	$(0.01)	$(0.07)	$0.05

Diluted	$(0.01)	$(0.01)	$(0.07)	$0.05

Employee stock options to purchase 21.5 million and 21.7 million shares have not been included in the computation of diluted net loss per share for the three and nine month periods ended April 25, 2009, respectively, because their effect would have been antidilutive. Employee stock options to purchase 19.0 million and 16.7 million shares of common stock have not been included in the computation of diluted net income per share for the three and nine months ended April 26, 2008, respectively, because the options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

5. Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company’s short and long term investments, $291 million and $218 million, respectively are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of short and long term investments is determined based on quoted market prices at the reporting date for those instruments. As of April 25, 2009 and July 31, 2008, aggregate cash and cash equivalents and short and long term investments consisted of (in thousands):

April 25, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$423,442	$—	$—	$423,442
Government securities	505,572	2,774	(5)	508,341

Total	$929,014	$2,774	$(5)	$931,783

July 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$499,922	$—	$—	$499,922
Government securities	441,681	695	(464)	441,912

Total	$941,603	$695	$(464)	$941,834

6. Inventories

Inventories consisted of the following (in thousands):

	April 25, 2009	July 31, 2008
Raw materials	$6,912	$3,644
Work in process	1,120	2,843
Finished goods	11,105	17,263

Total	$19,137	$23,750

7. Goodwill and Purchased Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company tests goodwill for impairment on an annual basis, which we have determined to be the last business day of June each year. The Company also tests goodwill between annual tests if an event occurs or circumstances change that indicate that the fair value of the reporting unit may be below its carrying value. We also review other long-lived assets, including purchased intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Due to various factors, including current market and economic conditions, the excess of the Company’s book value over market capitalization for three consecutive quarters, and the Company’s announced workforce reduction, the Company concluded that assessments for impairment should be conducted for both its goodwill and other long-lived assets for the quarter ended April 25, 2009.

The impairment tests conducted by the Company indicated that the fair values of both goodwill and other long-lived assets exceeded their carrying value, and as such, no impairment charge was required in the current quarter. The Company’s tests for impairment of goodwill included a discounted cash flow analysis and market approach, which considered estimates and assumptions about the Company’s projected operating results, discount rates and other factors. The Company’s assessment was also based on its determination that it operates as a single reporting unit. The Company’s test for impairment of other long-lived assets also utilized an undiscounted cash flow analysis using similar estimates and assumptions as the goodwill assessment.

Given current market and economic conditions and their potential future impact on the determination of the reporting unit’s fair value, the estimates and assumptions used for purposes of the impairment tests conducted for the quarter ended April 25, 2009 could change, requiring impairment testing in future quarters. There can be no assurance that changes in future events or circumstances, including the Company’s estimates and assumptions, will not result in a future impairment charge.

Purchased intangibles consisted of the following (in thousands):

	April 25, 2009			July 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$400	$(400)	$—	$400	$(400)	$—
Customer relationships	7,000	(5,263)	1,737	7,000	(4,700)	2,300
Technology	7,000	(5,716)	1,284	7,000	(5,300)	1,700

Total	$14,400	$(11,379)	$3,021	$14,400	$(10,400)	$4,000

The estimated future amortization expense of purchased intangibles as of April 25, 2009, is as follows (in thousands):

2009	$354
2010	889
2011	593
2012	395
2013	395
Thereafter	395

Total	$3,021

8. Comprehensive Income (Loss)

The components of comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
Net income (loss)	$(2,732)	$(2,743)	$(18,642)	$13,964
Unrealized gain (loss) on investments	(1,173)	(650)	2,469	1,507

Comprehensive income (loss)	$(3,905)	$(3,393)	$(16,173)	$15,471

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

During the first quarter of fiscal 2009, the Company took further actions to re-align and re-focus certain sales and marketing and general and administrative functions and to consolidate certain manufacturing activities. The Company recorded a cumulative restructuring charge of $1.1 million in the nine months ended April 25, 2009 of which $0.8 million was recorded in the first quarter and $0.3 million in the second quarter.

As of April 25, 2009, remaining future cash payments associated with these actions approximated $0.4 million and consist of disbursements related to the 2009 restructuring activities, which have been substantially paid by the end of the third quarter of fiscal 2009 and lease payments to be made over the next two years. A rollforward of the restructuring accrual is summarized below (in thousands):

	Accrual Balance at July 31, 2008	Additions	Payments	Accrual Balance at April 25, 2009
Workforce reduction	$23	$1,184	$(1,082)	$125
Facility consolidations and certain other costs	658	(51)	(362)	245

Total	$681	$1,133	$(1,444)	$370

10. Income Taxes

As of August 1, 2008, the Company provided a FIN 48 liability of $1.2 million for taxes, interest and penalties for unrecognized tax benefits related to various foreign income tax matters. As of April 25, 2009 the total FIN 48 liability amounted to approximately $1.3 million. If recognized, the entire amount would impact the Company’s effective tax rate. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

As of August 1, 2008, the Company accrued $203 thousand of interest and penalties related to uncertain tax positions. As of April 25, 2009 the total amount of accrued interest and penalties is $257 thousand. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international, and state income taxes.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service, various foreign jurisdictions, and state jurisdictions for the fiscal years ended July 31, 2004, through July 31, 2008.

As a result of having realized substantial accumulated net operating losses from 2001 through 2008, the Company determined that it is more likely than not that our deferred tax assets may not be realized. Therefore, in accordance with the requirements of SFAS 109, we maintain a full valuation allowance. If the Company generates sustained future taxable income against which these tax attributes may be applied, some or all of the net operating loss carryforwards may be utilized and the valuation allowance reversed. If the valuation allowance is reversed, portions would be recorded as an increase to paid-in capital and a reduction to goodwill. The remainder would be recorded as a reduction in income tax expense.

11. Recent Accounting Pronouncements

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

FAS 107-1 and Accounting Pronouncement Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends Statement of Financial Accounting Standard (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure implications of this statement.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure implications of this statement.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is evaluating the potential impact of the implementation of this FSP statement.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction at fair value, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition without first reducing other acquired assets, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulting from a business combination are to be recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and as a result, is effective for the Company in the first quarter of fiscal 2010. The company is currently evaluating the potential impact of SFAS 141R on its consolidated financial statements.

In April 2009, the FASB issued FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP 141R-1”). FSP 141R-1 amends the provisions in SFAS No. 141(R), “Business Combinations,” (“SFAS 141R”) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS No. 141, “Business Combinations,” (“SFAS 141”) for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The company is currently evaluating the potential impact of FSP 141R-1 on its consolidated financial statements.

On February 12, 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until 2009. The Company adopted FSP 157 beginning August 1, 2008 and deferred the application of SFAS 157 to nonfinancial assets and liabilities until August 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 157 on its nonfinancial assets and liabilities.

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

On April 3, 2009, the Plaintiffs submitted to the Court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes the Company, the underwriter defendants in its class action lawsuit, and the plaintiff class in its class action lawsuit. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. The settlement is subject to termination by the parties under certain circumstances, and is subject to Court approval.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. If the settlement is not approved or the parties terminate the settlement, the litigation continues, and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

Derivative Lawsuits

On May 31, 2006, a purported shareholder derivative action, captioned Weisler v. Barrows (“Weisler”), was filed in the United States District Court for the District of Delaware (the “Delaware Court”), on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers (as amended on October 4, 2006). The plaintiff derivatively claims, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934, Section 304 of the Sarbanes-Oxley Act of 2002, and breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices. The plaintiff seeks unspecified damages, profits, the return of compensation paid by the Company, an injunction and costs and attorneys’ fees. Substantially similar actions, captioned Vanpraet v. Deshpande (“Vanpraet”) and Patel v. Deshpande (“Patel”), were filed in the United States District Court for the District of Massachusetts on June 28, 2006 and July 13, 2006, respectively (the “Massachusetts Court”), and Ariel v. Barrows (“Ariel”) was filed on July 21, 2006 in the United States District Court for the Eastern District of New York (the “New York Court”). None of the plaintiffs made presuit demand on the Company’s Board of Directors prior to filing suit. By Memorandum and Order dated November 6, 2006, the Delaware Court transferred Weisler to the District of Massachusetts. By stipulation of the parties, on November 21, 2006, the New York Court transferred Ariel to the District of Massachusetts. By margin order dated May 24, 2007, the Massachusetts Court consolidated Weisler, Vanpraet, Patel and Ariel (the “Federal Action”). Subsequent to that consolidation, plaintiffs in the Federal Action served a demand letter on the Company, which has since been refused. Proceedings in the Federal Action are currently stayed. The Federal Action does not seek affirmative relief from the Company. On May 1, 2009 the Massachusetts Court approved the plaintiff’s voluntary dismissal of the Federal Action without prejudice, except as to demand futility, which was dismissed with prejudice.

In October 2007, a purported Sycamore Networks, Inc. shareholder filed a complaint for violation of Section 16 of the Securities Exchange Act of 1934, which prohibits short-swing trading against the Company’s Initial Public Offering underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., in District Court for the Western District of Washington “(District Court)” seeks recovery of short-swing profits. On April 28, 2008, the district court established a briefing schedule for motions to dismiss and ruled that all discovery be stayed pending resolution of the motions to dismiss. On July 25, 2008, the Company and the Initial Public Offering underwriters filed motions to dismiss the complaint. On September 8, 2008, the Plaintiff filed its opposition to the Underwriter Defendants’ motion to dismiss and its response to the Issuers joint motion to dismiss. The District Court found the motions appropriate for oral argument which was held on January 6, 2009. On March 16, 2009 the District Court issued an order dismissing the case. On March 31, 2009, the plaintiff appealed, and the District Court established a briefing schedule. The Company is named as a nominal defendant. No recovery is sought from the Company in this matter.

Other Matters

On June 29, 2006, a former employee of the Company filed a complaint against the Company and the Company’s Chief Executive Officer in Massachusetts Superior Court alleging, among other things, claims relating to wrongful termination of an employment agreement, fraud in the inducement, retaliation and claims relating to certain of the Company’s stock option grant practices in 1999-2001. The complaint demanded lost wages, unspecified monetary damages and reinstatement of medical benefits, among other things. The case was moved to the Business Litigation Session of the Suffolk County Superior Court and, following an oral hearing on a motion to dismiss, the case was ordered dismissed on January 24, 2007. The plaintiff has filed a Notice of Appeal of the order and judgment. Appellate briefing was completed on May 1, 2009. Oral arguments, if any, have not yet been scheduled.

Guarantees

As of April 25, 2009, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations, indemnifications for intellectual property infringement claims and indemnifications for officers and directors.

In the normal course of business, the Company may also agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements at April 25, 2009 or July 31, 2008 as the Company believes the fair value is not material.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not limited; however, the Company has directors and officers’ insurance coverage that reduces its exposure and may enable the Company to recover a portion of any future amounts paid. The Company has incurred expenses under these agreements of $341 thousand for the three months ended April 26, 2008, and $2.2 million for the nine months ended April 26, 2008 on behalf of eligible persons for legal fees incurred by them in connection with the stock option investigations, the resulting restatement of previously issued financial statements and the subsequent inquiry by the SEC and DOJ of information and documentation related thereto as previously disclosed in the Company’s periodic reports to the SEC on Form 10-K and Form 10-Q. Due to the Company’s inability to estimate its liabilities in connection with these agreements, the Company has not recorded a liability for these agreements at April 25, 2009 or July 31, 2008. The Company maintains insurance policies whereby certain payments may be recoverable, including indemnification payments made on behalf of certain officers and directors, subject to the terms and conditions provided in such policies. During the first nine months of fiscal 2009, the Company received $3.2 million in insurance recoveries under such policies.

Warranty Liability

The following table summarizes the activity related to product warranty liability (in thousands):

	Three Months Ended		Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
Beginning balance	$3,619	$4,079	$3,829	$3,400
Accruals (adjustments)	154	2,374	218	3,351
Settlements	(139)	(1,784)	(413)	(2,082)

Ending balance	$3,634	$4,669	$3,634	$4,669

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

SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level	1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level	2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level	3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of the Company measured at fair value on a recurring basis as of April 25, 2009, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	April 25, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash Equivalents	$423,442	$423,442	$—	$—
Available-for-sale securities	508,341	508,341	—	—

Total Assets	$931,783	$931,783	$—	$—

Cash Equivalents

Cash equivalents of $423 million consisting of money market funds and federal government and government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Available-For-Sale Securities

Available-for-sale securities of $508 million consisting of federal government and government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

14. Subsequent Events

On April 29, 2009 the Company announced a plan to initiate a workforce reduction of approximately 30% which is expected to occur over the next several quarters. This action was taken in response to the current economic environment and associated reduced capital spending in the telecommunications market. The Company estimates that restructuring charges of approximately $4.0 million to $5.0 million will be required over the next several quarters, primarily associated with employee separation packages, which include severance pay, benefits continuation and outplacement costs.

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

In 2008 the global economy began a significant decline resulting from diminished liquidity, reduced credit availability, growing uncertainty in many markets and deteriorating consumer confidence. As a result of these conditions, we believe the service provider markets that Sycamore serves have been and will continue to be impacted, resulting in reduced or delayed capital spending on networking projects. As a result, on April 29, 2009 the Company announced a plan to initiate a workforce reduction of approximately 30% which is expected to occur over the next several quarters.

Revenue for the three months ended April 25, 2009 increased 10% to $23.0 million year over year. Revenue for the nine months ended April 25, 2009 decreased 50% to $50.1 million year over year. Net loss was $2.7 million for the three months ended April 25, 2009, compared to net loss of $2.7 million for the same period ended April 26, 2008. Net loss for the nine months ended April 25, 2009 was $18.6 million compared to net income of $14.0 million for the same period ended April 26, 2008. We continue to maintain a significant cost structure, relative to our revenue, particularly within the research and development organization. We have begun and will continue to pace future investments commensurate with the slower than previously expected rate of adoption of new technologies.

As we remain focused on improvements to our business, our management and Board of Directors will continue to consider from time to time various strategic options that could serve to increase shareholder value. These options include, but are not limited to, merging with, acquiring or making strategic investments in companies with either complementary technologies or in adjacent markets to add complementary products and services, expanding the markets we serve and diversifying our customer base.

Our total cash, cash equivalents and investments were $931.8 million at April 25, 2009. Included in this amount were cash and cash equivalents of $423.4 million. We intend to utilize these resources to fund our operations, including fixed commitments under operating leases, and any required capital expenditures for the foreseeable future. We believe that our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. We also believe that the liquidity provided by these assets provides a valuable resource in the pursuit of strategic options.

Critical Accounting Policies and Estimates

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of asset, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008 describes the significant accounting estimates and policies used in the preparation of the financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies during the first nine months of 2009.

Results of Operations

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	April 25, 2009	April 26, 2008	Variance in Dollars	Variance in Percent	April 25, 2009	April 26, 2008	Variance in Dollars	Variance In Percent
Revenue
Product	$15,613	$14,289	$1,324	9%	$31,257	$80,645	$(49,388)	(61)%
Service	7,370	6,677	693	10%	18,855	19,758	(903)	(5)%

Total revenue	$22,983	$20,966	$2,017	10%	$50,112	$100,403	$(50,291)	(50)%

Total revenue increased for the three months ended April 25, 2009 and decreased for the nine months ended April 25, 2009, compared to the same periods ended April 26, 2008. Product revenue consists primarily of sales of our intelligent bandwidth management solutions. Product revenue increased for the three months ended April 25, 2009 compared to the same periods ended April 26, 2008, primarily due to the recognition of previously deferred product revenue related to prior period product shipments where revenue recognition criteria was satisfied in the three months ended April 25, 2009. Product revenue decreased for the nine months ended April 25, 2009 compared to the same periods ended April 26, 2008, primarily due to reduced or delayed capital spending on network products. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue increased for the three months ended April 25, 2009 compared to the same period ended April 26, 2008, primarily due to the recognition of deferred service revenue related to the aforementioned prior period product deferrals. Service revenue decreased for the nine months ended April 25, 2009 compared to the same period ended April 26, 2008, primarily due to decreased product installation services in fiscal 2009 compared to fiscal 2008.

For the three months ended April 25, 2009, two customers accounted for more than 10% of our total revenue. International revenue represented 34% of our total revenue. We expect future revenue will continue to be highly concentrated in a relatively small number of customers. The timing of customer requirements during a fiscal year may cause shifts between quarterly periods in both the number of customers who account for more than 10% of our revenue and in the mix of domestic and international revenue. The loss or any substantial reduction or delay in orders by any one of these customers could materially adversely affect our business and accordingly, our financial condition and results of operations.

Gross profit

The following table presents gross profit for product and services (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
Gross profit:
Product	$7,862	$6,494	$10,814	$38,490
Service	4,708	3,224	11,023	10,288

Total	$12,570	$9,718	$21,837	$48,778

Gross profit:
Product	50%	45%	35%	48%
Service	64%	48%	59%	52%

Total	55%	46%	44%	49%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services, other fixed manufacturing costs and the level of provisions for warranty, scrap, rework and provisions which may be taken for excess or slow moving inventory. Product gross profit increased for the three months ended April 25, 2009 compared to the same period ended April 26, 2008. The increase in gross profit was primarily due to increased revenue in fiscal 2009, mainly due to recognition of prior quarter deferred product shipments, in relation to our fixed manufacturing base, and the mix of products within our optical switching business. Product gross profit decreased for the nine months ended April 25, 2009 compared to the same period ended April 26, 2008. The decrease in gross profit was primarily due to decreased revenue in fiscal 2009, in relation to our fixed manufacturing base, and the mix of products within our optical switching business. Product gross profit may fluctuate from period to period due to volume fluctuations, pricing pressures resulting from intense competition in our industry and the enhanced negotiating leverage of larger customers. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, overhead absorption, sales discounts, increases in labor costs, excess inventory and obsolescence charges, increases in component pricing or other material costs, the introduction of new products or the entry into new markets with different pricing and cost structures.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit increased for the three and nine months ended April 25, 2009 compared to the same period ended April 26, 2008. The increase was primarily due to an increased level of maintenance contracts, and recognition of prior quarter deferred maintenance, offsetting reduced installation services. As most of our service cost of revenue is fixed, increases or decreases in revenue will have a significant impact on service gross profit. Service gross profit may be affected in future periods by various factors including, but not limited to, the change in mix between technical support services and advanced services, competitive and economic pricing pressures, the enhanced negotiating leverage of certain larger customers, maintenance contract renewals and the timing of renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	April 25, 2009	April 26, 2008	Variance in Dollars	Variance in Percent	April 25, 2009	April 26, 2008	Variance in Dollars	Variance in Percent
Research and development	$13,042	$12,232	$810	7%	$37,409	$34,486	$2,923	8%
Sales and marketing	3,648	4,980	(1,332)	(27)%	11,366	15,489	(4,123)	(27)%
General and administrative	2,320	2,901	(581)	(20)%	5,573	12,367	(6,794)	(55)%
Restructuring and related impairments	—	471	(471)	(100)%	817	2,368	(1,551)	(65)%

Total operating expenses	$19,010	$20,584	$(1,574)	(8)%	$55,165	$64,710	$(9,545)	(15)%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses increased for the three and nine months ended April 25, 2009 compared to the same period ended April 26, 2008. The increase was primarily due to increased spending on personnel and project related costs, including the expansion of our development center in Shanghai, China.

We will continue to focus research and development activities on near term features and functionality requirements targeted at existing and prospective customers. As a result of current global economic conditions, we are pacing our planned R&D initiatives, to ensure that resources are effectively aligned to meet evolving strategies as service providers adjust to the market environment.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, customer evaluation inventory and other sales and marketing support expenses. Sales and marketing expenses decreased for the three and nine months ended April 25, 2009 compared to the same period ended April 26, 2008. The decrease was primarily due to a re-alignment during the first quarter of fiscal 2009 of certain personnel and reduced discretionary costs to better focus resources and to improve operational efficiencies. Within our existing spending levels, we continue to allocate sales and marketing resources to those geographic regions where we see the most attractive opportunities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, professional fees and other general corporate expenses. General and administrative costs also include costs associated with the Company’s now concluded stock option investigation matters and, in the current periods, insurance recoveries for certain of those costs. General and administrative expenses decreased for the three months ended April 25, 2009 compared to the same period ended April 26, 2008 primarily due to a re-alignment during the first quarter of fiscal 2009 of certain personnel to better focus resources and to improve operational efficiencies and a reduction of purchased intangible amortization as a result of the purchased intangible writedown taken in the fourth quarter of fiscal 2008, offset in part by reduced stock option investigation insurance recoveries. The three months ended April 25, 2009 included a net insurance recovery of $0.6 million compared to a net recovery of $1.4 million for the same period ended April 26, 2008. General and administrative expenses decreased for the nine months ended April 25, 2009 compared to the same period ended April 26, 2008 primarily due to the re-alignment during the first quarter of fiscal 2009 of certain personnel to better focus resources and to improve operational efficiencies, a reduction of purchased intangible amortization as a result of the purchased intangible writedown taken in the fourth quarter of fiscal 2008, and reduced stock option investigation expenses along with increased stock option investigation recoveries. For the nine months ended April 25, 2009, $3.6 million of recoveries were realized compared to costs of $1.4 million incurred for the same period ended April 26, 2008.

Restructuring and Related Impairments

During the first quarter of fiscal 2009, the Company initiated actions to re-align and re-focus certain sales and marketing and general and administrative functions and to consolidate certain manufacturing activities. The Company recorded a restructuring charge of $1.1 million for employee related costs for the nine months ended April 25, 2009. There was no restructuring expense for the three months ended April 25, 2009. Restructuring expense decreased for the nine months ended April 25, 2009 compared to the same period ended April 26, 2008 primarily due to the inclusion of rent and other facility charges to consolidate our Moorestown, New Jersey facility in the fiscal 2008 period.

On April 29, 2009 the Company announced a plan to initiate a workforce reduction of approximately 30% which is expected to occur over the next several quarters. This action was taken in response to the current economic environment and associated reduced capital spending in the telecommunications market.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company tests goodwill for impairment on an annual basis, which we have determined to be the last business day of June each year. The Company also tests goodwill between annual tests if an event occurs or circumstances change that indicate that the fair value of the reporting unit may be below its carrying value. We also review other long-lived assets, including purchased intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Due to various factors, including current market and economic conditions, the excess of the Company’s book value over market capitalization for three consecutive quarters, and the Company’s announced workforce reduction, the Company concluded that assessments for impairment should be conducted for both its goodwill and other long-lived assets for the quarter ended April 25, 2009.

The impairment tests conducted by the Company indicated that the fair values of both goodwill and other long-lived assets exceeded their carrying value, and as such, no impairment charge was required in the current quarter. The Company’s tests for impairment of goodwill included a discounted cash flow analysis and market approach, which considered estimates and assumptions about the Company’s projected operating results, discount rates and other factors. The Company’s assessment was also based on its determination that it operates as a single reporting unit. The Company’s test for impairment of other long-lived assets also utilized an undiscounted cash flow analysis using similar estimates and assumptions as the goodwill assessment.

Given current market and economic conditions and their potential future impact on the determination of the reporting unit’s fair value, the estimates and assumptions used for purposes of the impairment tests conducted for the quarter ended April 25, 2009 could change, requiring impairment testing in future quarters. There can be no assurance that changes in future events or circumstances, including the Company’s estimates and assumptions, will not result in a future impairment charge.

We continuously monitor our costs and evaluate the carrying values of goodwill and intangible assets. If current market and economic conditions persist, it would increase the likelihood of incurring future restructuring and/or impairment charges.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	April 25, 2009	April 26, 2008	Variance in Dollars	Variance In Percent	April 25, 2009	April 26, 2008	Variance in Dollars	Variance In Percent
Interest and other income, net	$3,831	$8,614	$(4,783)	(56)%	$14,851	$30,908	$(16,057)	(52)%

Interest and other income, net decreased for the three and nine months ended April 25, 2009 compared to the same periods ended April 26, 2008. The decrease was primarily due to lower interest rates in fiscal 2009 when compared to fiscal 2008.

Income Tax Expense

Income tax expense was $123 thousand and $165 thousand for the three and nine months ended April 25, 2009 primarily related to income tax expense in certain states and profitable foreign jurisdictions partially offset by refundable research and development credits.

As a result of having realized substantial accumulated net operating losses from 2001 through 2008, the Company determined that it is more likely than not that our deferred tax assets may not be realized. Therefore, in accordance with the requirements of SFAS 109, we maintain a full valuation allowance. If the Company generates sustained future taxable income against which these tax attributes may be applied, some or all of the net operating loss carryforwards may be utilized and the valuation allowance reversed. If the valuation allowance is reversed, portions would be recorded as an increase to paid-in capital and a reduction to goodwill. The remainder would be recorded as a reduction in income tax expense.

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $931.8 million at April 25, 2009. Included in this amount were cash and cash equivalents of $423.4 million compared to $499.9 million at July 31, 2008. The decrease in cash and cash equivalents for the nine months ended April 25, 2009 was primarily attributable to cash used in investing activities of $68.2 million and cash used in operating activities of $8.4 million.

Net cash used in investing activities was $68.2 million for the nine months ended April 25, 2009 and consisted primarily of net purchase of investments of $64.0 million and purchases of property and equipment of $4.2 million.

Net cash used in operating activities was $8.4 million for the nine months ended April 25, 2009. Net loss for the nine months ended April 25, 2009 was $18.6 million and included non-cash charges including share-based compensation of $3.6 million, an inventory provision of $1.2 million and depreciation and amortization of $9.2 million. Accounts receivable increased to $13.3 million at April 25, 2009 from $8.8 million at July 31, 2008. The increase was primarily due to the timing of shipments. Our accounts receivable and days sales outstanding are impacted primarily by the timing of shipments, collections performance and timing of support contract renewals. Inventory levels decreased to $19.1 million at April 25, 2009 from $23.8 million at July 31, 2008. The decrease was primarily due to the timing of shipments and the revenue recognition of prior quarter product shipments in which revenue recognition criteria was satisfied in the third quarter of fiscal 2009. Deferred revenue decreased to $16.4 million at April 25, 2009 from $19.1 million at July 31, 2008 due to the timing of service contract renewals and the revenue recognition of prior quarter product shipments and service billings in which revenue recognition criteria was satisfied in the third quarter of fiscal 2009.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $931.8 million at April 25, 2009. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits and government securities. At April 25, 2009, $290.8 million of investments with maturities of less than one year were classified as short-term investments. Based on our current expectations, we anticipate that some portion of our existing cash and cash equivalents and investments may be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At April 25, 2009, more than 50% of our accounts receivable balance was attributable to four of our customers. As of April 25, 2009, we have no outstanding debt or credit facilities and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures. We currently intend to fund our operations, including our fixed operating leases and purchase commitments, and any required capital expenditures using our existing cash, cash equivalents and investments.

As of April 25, 2009, future cash restructuring payments of $0.4 million consist primarily of costs related to workforce reductions that will be substantially paid by the end of the third quarter of fiscal 2009 and lease payments to be paid over the next two years.

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

At April 25, 2009, our future obligations, which consist of contractual commitments for operating leases and inventory and other purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Other
Operating leases	$6,433	$2,088	$4,345	$—	$—	$—
Inventory and other purchase commitments	4,509	4,509	—	—	—	—
Other tax liabilities (1)	1,315	—	—	—	—	1,315

Total	$12,257	$6,597	$4,345	$—	$—	$1,315

(1)	Represents tax liabilities pursuant to FIN 48, “Accounting for Uncertainty in Income Taxes”.

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

FAS 107-1 and Accounting Pronouncement Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends Statement of Financial Accounting Standard (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure implications of this statement.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure implications of this statement.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is evaluating the potential impact of the implementation of this FSP statement.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction at fair value, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition without first reducing other acquired assets, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulting from a business combination are to be recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and as a result, is effective for the Company in the first quarter of fiscal 2010. The company is currently evaluating the potential impact of SFAS 141R on its consolidated financial statements.

In April 2009, the FASB issued FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP 141R-1”). FSP 141R-1 amends the provisions in SFAS No. 141(R), “Business Combinations,” (“SFAS 141R”) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS No. 141, “Business Combinations,” (“SFAS 141”) for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The company is currently evaluating the potential impact of FSP 141R-1 on its consolidated financial statements.

On February 12, 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until 2009. The Company adopted FSP 157 beginning August 1, 2008 and deferred the application of SFAS 157 to nonfinancial assets and liabilities until August 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 157 on its nonfinancial assets and liabilities.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at April 25, 2009, the fair value of the portfolio would decline by approximately $0.6 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business is global, with international revenue representing 48% of total revenue in fiscal 2008, and 36% of revenue in the first nine months of fiscal 2009. To date, our revenue has been primarily denominated in US dollars. Additionally, we have a development cost center in Shanghai, China. Currency fluctuations to date have not had a significant impact on our financial results. We expect international sales to continue to represent a significant portion of our revenue and that we will continue to invest in our Shanghai development center. Should our exposure to foreign currency fluctuations become material, we are prepared to hedge against such fluctuations, although we have not engaged in hedging activities to date.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 25, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 3, 2009, the Plaintiffs submitted to the Court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes the Company, the underwriter defendants in its class action lawsuit, and the plaintiff class in its class action lawsuit. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. The settlement is subject to termination by the parties under certain circumstances, and is subject to Court approval.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. If the settlement is not approved or the parties terminate the settlement, the litigation continues, and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

Derivative Lawsuits

On May 31, 2006, a purported shareholder derivative action, captioned Weisler v. Barrows (“Weisler”), was filed in the United States District Court for the District of Delaware (the “Delaware Court”), on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers (as amended on October 4, 2006). The plaintiff derivatively claims, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934, Section 304 of the Sarbanes-Oxley Act of 2002, and breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices. The plaintiff seeks unspecified damages, profits, the return of compensation paid by the Company, an injunction and costs and attorneys’ fees. Substantially similar actions, captioned Vanpraet v. Deshpande (“Vanpraet”) and Patel v. Deshpande (“Patel”), were filed in the United States District Court for the District of Massachusetts on June 28, 2006 and July 13, 2006, respectively (the “Massachusetts Court”), and Ariel v. Barrows (“Ariel”) was filed on July 21, 2006 in the United States District Court for the Eastern District of New York (the “New York Court”). None of the plaintiffs made presuit demand on the Company’s Board of Directors prior to filing suit. By Memorandum and Order dated November 6, 2006, the Delaware Court transferred Weisler to the District of Massachusetts. By stipulation of the parties, on November 21, 2006, the New York Court transferred Ariel to the District of Massachusetts. By margin order dated May 24, 2007, the Massachusetts Court consolidated Weisler, Vanpraet, Patel and Ariel (the “Federal Action”). Subsequent to that consolidation, plaintiffs in the Federal Action served a demand letter on the Company, which has since been refused. Proceedings in the Federal Action are currently stayed. The Federal Action does not seek affirmative relief from the Company. On May 1, 2009 the Massachusetts Court approved the plaintiff’s voluntary dismissal of the Federal Action without prejudice, except as to demand futility, which was dismissed with prejudice.

In October 2007, a purported Sycamore Networks, Inc. shareholder filed a complaint for violation of Section 16 of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company’s Initial Public Offering underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., in District Court for the Western District of Washington (“District Court”) seeks recovery of short-swing profits. On April 28, 2008, the district court established a briefing schedule for motions to dismiss and ruled that all discovery be stayed pending resolution of the motions to dismiss. On July 25, 2008, the Company and the Initial Public Offering underwriters filed motions to dismiss the complaint. On September 8, 2008, the Plaintiff filed its opposition to the Underwriter Defendants’ motion to dismiss and its response to the Issuers joint motion to dismiss. The District Court found the motions appropriate for oral argument which was held on January 6, 2009. On March 16, 2009 the District Court issued an order dismissing the case. On March 31, 2009, the plaintiff appealed, and the District Court established a briefing schedule. The Company is named as a nominal defendant. No recovery is sought from the Company in this matter.

Other Matters

On June 29, 2006, a former employee of the Company filed a complaint against the Company and the Company’s Chief Executive Officer in Massachusetts Superior Court alleging, among other things, claims relating to wrongful termination of an employment agreement, fraud in the inducement, retaliation and claims relating to certain of the Company’s stock option grant practices in 1999-2001. The complaint demanded lost wages, unspecified monetary damages and reinstatement of medical benefits, among other things. The case was moved to the Business Litigation Session of the Suffolk County Superior Court and, following an oral hearing on a motion to dismiss, the case was ordered dismissed on January 24, 2007. The plaintiff has filed a Notice of Appeal of the order and judgment. Appellate briefing was completed on May 1, 2009. Oral arguments, if any, have not yet been scheduled.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended April 25, 2009, the following shares of common stock were surrendered to the Company:

	Total shares surrendered *	Average price paid per share
January 25, 2009 – February 21, 2009	—	$—
February 22, 2009 – March 21, 2009	1,867	—
March 22, 2009 – April 25, 2009	—	—

Total	1,867	$—

*	Surrendered by departing employees to the Company for no consideration pursuant to preexisting contractual rights.

The Company has not publicly announced any programs to repurchase shares of Common Stock.

Item 6.	Exhibits

Exhibits:

(a) List of Exhibits

Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (4)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Securities and Exchange Commission on November 28, 2007.

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

Dated: June 4, 2009