Form 10-K
period 2009-07-31
SYCAMORE NETWORKS INC
filed 2009-09-29
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 24, 2009 was approximately $473,566,935.

As of September 22, 2009 there were 284,461,895 shares outstanding of the Registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

PART III—Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on January 5, 2010 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) to this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

General

We develop and market Intelligent Bandwidth Management solutions for fixed line and mobile network operators worldwide and provide services associated with such products. Our current and prospective customers include domestic and international wireline and wireless network service providers, utility companies, large enterprises, multiple systems operators and government entities (collectively referred to as “service providers”). Our portfolio of optical switches, multiservice cross-connects and multiservice access platforms serve applications that extend across the network infrastructure, from multiservice access and regional backhaul to the optical core. We believe our products enable network operators to efficiently and cost-effectively provision and manage network capacity to support a wide range of converged services such as voice, video and data. As used in this report, “Sycamore,” “we,” “us,” or “our” refers collectively to Sycamore Networks, Inc. (the “Company”) and its subsidiaries.

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

On September 6, 2006, we acquired Eastern Research, Inc. (“Eastern Research”), a provider of network access solutions for fixed line and mobile network operators worldwide. Eastern Research’s customers include fixed line service providers, wireless carriers, utility companies, and government entities.

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

Industry Background

Industry Trends

During the past several years, individual consumers and businesses have come to increasingly rely on private and public networks for services that support a broad range of communications applications. In the mid-1990s new communications technologies contributed to the growth of data-centric wide area networks optimized for emerging consumer and enterprise applications such as virtual private networks, web browsing, e-mail and file transfer. Beginning in the late 1990s, fixed line and mobile networks around the world began to evolve in order to accommodate a steady increase in demand for more bandwidth-intensive applications and services such as high-speed Internet access, storage area networks, on-demand video, online gaming, high-definition TV and mobile Internet. More recently, demand for broadband communications has continued to increase due to advances in end-user devices such as smart phones and netbooks, the growth of online information and multimedia entertainment and the widespread popularity of social networking applications.

The evolution of broadband communications has affected all segments of the infrastructure network, from mobile base stations in remote rural areas to the high-capacity, fiber optic transmission links connecting major metropolitan areas. In order to build flexible, resilient and cost-effective networks to support high-bandwidth, delay-sensitive voice and data communications, we believe that service providers require network equipment that supports diverse service interfaces, simplified management of end-to-end network connections, and the efficient utilization of network capacity. Sycamore refers to these capabilities as Intelligent Bandwidth Management.

Despite the opportunities that emerged during the evolution of service provider networks, the market for communications equipment required to support high-speed networking has experienced significant challenges, including the sharp decline in demand for networking equipment in 2001 and the more recent slowdown in service provider equipment purchases due to a deteriorating macroeconomic environment. These market forces have been key drivers behind industry consolidation and a global trend among the larger service providers to reduce the number of communications equipment suppliers in their networks. As a result, the market for Intelligent Bandwidth Management products has been subject to concentration of purchasing power, extreme pricing pressure, and competitive leverage for incumbent equipment suppliers. These market forces create a very challenging business environment for Sycamore. We believe the service provider markets that Sycamore serves have been and will continue to be impacted by the recent global downturn, resulting in reduced or delayed capital spending on networking projects.

Intelligent Bandwidth Management Market

Multiservice access, regional backhaul, and core optical networks remain critical components of high-capacity communications networks that enable service providers to deliver a range of content-rich voice, video, and data services to their customers. Our products enable service providers to cost-efficiently and reliably distribute, manage and scale service bandwidth across multiservice access and optical segments of the network.

We believe that the service provider’s competitive advantage and differentiation comes from its ability to provide bandwidth when and where needed and to create and offer new services quickly and cost-effectively. Given the global competitive landscape within the communications industry, we believe that many service providers want to optimize capital expenditures, lower operating costs and improve the profitability of next generation, converged voice, video and data services.

In the optical network segment, many service providers continue to own and operate traditional infrastructure networks that were originally designed to support low-speed voice traffic and point-to-point data traffic with moderate bandwidth demands. These traditional network architectures impose a number of limitations on a service provider’s ability to offer flexible high-speed services that provide a competitive advantage due to the following factors:

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

Sycamore’s Solutions

Our portfolio of optical switches, multiservice cross-connects and multiservice access platforms serve applications that extend across the network, from the optical core to multiservice access and regional backhaul. We believe our products enable network operators to efficiently and cost-effectively provision and manage multiservice access and optical network capacity to support a wide range of converged services such as voice, video and data. We believe our products reduce service providers’ capital and operating costs, simplify network operations, and provide the foundation for a new generation of dynamic services. Key benefits of our Intelligent Bandwidth Management solutions include:

•

Improved network design. Using our expertise in access and optical networking, network management, data networking, and advanced hardware and software systems design, we have developed innovative switching products that lower the costs of building and managing multiservice networks, and optimize networks for a growing level of content-rich voice, video and data traffic.

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

Sycamore’s Products

Our Intelligent Bandwidth Management products include optical switches, multiservice cross-connects, multiservice access platforms and associated network management software.

Optical Switching Products

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

Multiservice Cross-Connect and Access Products

Network access products perform critical bandwidth management functions, such as grooming, access concentration, and circuit provisioning, in a range of transmission network applications.

Multiservice Cross-Connects—Scalable DNX cross-connect platforms for traffic aggregation and grooming which handle narrowband to broadband switching and transport, and are architected for resiliency and modular growth.

Multiservice Access Platforms—The IAB-3000 integrated access bank and the SPS-1000 signaling process system add cost-effective flexibility and capability to DNX-based access networks and support voice and data integration at end-user sites and in telemetry applications.

Access Gateways—Deployed at mobile cell sites, DNX-1u access gateways optimize RAN backhaul transport, with integrated telemetry and remote IP management features to improve site visibility and control.

Network Management—ENvision Plus network management software provides sophisticated provisioning, path protection, and disaster recovery.

Services

Our product offerings also include a broad portfolio of post-sales customer support services such as network planning and deployment, logistics, product training, online technical assistance and maintenance contracts.

Competition

The number of opportunities for Sycamore products worldwide is limited. Competition for these opportunities is intense and includes considerable pricing pressure. Based on the current level of spending by communications service providers and the trend among the larger service providers to reduce the number of communications equipment suppliers in their networks, we expect that competition will continue to be intense.

Sycamore’s competition includes large incumbent suppliers of network infrastructure equipment and optical networking equipment, such as Alcatel-Lucent, Ciena Corporation, Cisco Systems, Inc., Sony Ericsson Mobile Communications AG, Fujitsu Limited, Huawei Technologies Corporation, Nortel Networks Corporation, Nokia Siemens Networks and Tellabs, Inc. The multiservice access market is equally competitive, with a highly fragmented group of suppliers which includes Tellabs, Alcatel-Lucent, Adtran, Inc. and Kentrox, Inc. Many of our established competitors have longer operating histories and greater financial, technical, sales, marketing, manufacturing and field resources and are able to devote greater resources to the research and development of new products than we do. In addition, these competitors generally have broader product lines which allow them the flexibility to price their products more aggressively and absorb the significant cost structure associated with research and development across their entire business. Most of our competitors also have more extensive customer bases and broader customer relationships than we do, including relationships with our prospective customers in their local geographies. In addition, we continue to see new entrants into the market with new products that compete with our products. Some of these new entrants are located in geographies with lower cost infrastructures than ours. In order to compete effectively, our products must:

•	provide a cost-competitive solution that enables service providers to efficiently deploy and manage bandwidth services;

•	lower a service provider’s cost of building and operating their communications infrastructure;

•	provide extremely high network reliability;

•	interoperate with existing network devices;

•	simplify the network architecture by replacing multiple traditional networking devices into a single compact device; and

•	provide effective network management.

Sycamore’s Strategy

We remain cautious in the current economic environment. As a result, we continue to prudently manage expenses and pace future investments to more closely match the slower than previously expected rate of adoption of new technologies. We believe that market conditions are unlikely to meaningfully improve in the near term, and thus we will continue to monitor and pace our current and planned research and development initiatives to ensure our resources are effectively aligned to support the needs of our customers as well as to explore new market opportunities.

As we navigate through today’s market challenges, we will continue to focus on improving and advancing our business. In addition, we continue to consider strategic options that may serve to maximize shareholder value. These options include, but are not limited to (i) acquisitions of, or mergers or other combinations with, companies with complementary technologies or in other market segments, (ii) alliances with other entities and (iii) recapitalization alternatives, including stock buybacks, cash distributions or cash dividends.

Key elements of our strategy include the following:

•

Focus our research and development investments. We believe that market conditions are unlikely to meaningfully improve in the near term. As a result, we will pace our current and planned research and development initiatives to ensure our resources are effectively aligned to support the needs of our current and prospective customers as well as explore selective new opportunities in current and other markets.

•

Manage costs. We believe that our strong cash position coupled with no debt differentiates us from many of our competitors. While we continue to invest in both tactical and strategic areas of the business, we also continue to focus on cost management and exercise financial discipline.

•

Expand our customer base. We continue to pursue new customers both domestically and internationally, while continuing to expand our relationships with existing customers. We intend to pursue new customers via direct sales efforts as well as through channel partners.

•

Expand strategic relationships including resellers. Our sales and marketing efforts involve building and broadening strategic relationships, particularly with resellers, to expand our access to a broader set of customers around the world. We believe that such relationships can address portions of the market, such as the government market or certain international markets, which we cannot reach with our own sales force without a significant investment of time and resources.

•

Outsource manufacturing. We outsource the manufacturing of our products and purchase key components from third parties. Outsourcing enables us to better control product costs and focus on our core competencies, such as product development, sales and customer service.

As noted above, we believe the service provider markets that Sycamore serves have been and will continue to be impacted by the recent global economic downturn, resulting in reduced or delayed capital spending on networking projects. Our lower revenue in fiscal 2009 reflects the impact of this reduced capital spending. The constraints in capital spending have compounded the Company’s pre-existing challenges of customer concentration and unpredictability, particularly for our core switching products, and led us to initiate certain cost reduction actions during the fourth quarter of fiscal 2009. These actions were in addition to actions previously taken during the first and second quarters of fiscal 2009. The fourth quarter actions were taken in order to re-align our cost structure, pace our development in line with customer requirements with a more measured view toward future offerings, and to better position the Company for success in the longer-term. The combination of current business, economic and market conditions, together with our current estimate of future demand and the resultant cost reduction actions initiated during the fourth quarter, combined to give rise to an impairment in the carrying value of the Company’s goodwill, intangible assets and certain fixed assets during the fourth quarter of fiscal 2009.

Customers

Our current and prospective customers include domestic and international wireline and wireless network service providers, utility companies, large enterprises, multiple systems operators and government entities. We expect that our revenue will continue to be highly concentrated in a relatively small number of customers.

During the year ended July 31, 2009, two customers, Verizon Communications, Inc. and Sprint Nextel Corporation, accounted for 19% and 12% of our revenue, respectively. During the year ended July 31, 2008, two customers, Sprint Nextel Corporation and Nokia Siemens Networks, accounted for 23% and 22% of our revenue, respectively. During the year ended July 31, 2007, two customers, Sprint Nextel Corporation and Vodafone Group, PLC, accounted for 53% and 16% of our revenue, respectively. International revenue was 35% of total revenue during the year ended July 31, 2009, compared to 48% during the year ended July 31, 2008, and 27% during the year ended July 31, 2007. See “Concentrations and Significant Customer Information” and “Segment Information” in Note 2 to “Notes to Consolidated Financial Statements” and Item 1A. “Risk Factors” for additional details.

Our contracts with customers typically include the purchase of our hardware products, right to use fees, the license of our SILVX or ENvision Plus network management systems, and in some cases, maintenance and support services. These contracts include terms and conditions, including payment, delivery and termination that we believe are customary and standard in our industry. None of our customers are contractually committed to purchase any minimum quantities of products from us and orders are generally cancelable prior to shipment. In addition, government entities may terminate their contracts with any party at any time. As a result, we do not disclose our order backlog, since we believe that our order backlog at any particular date is not necessarily indicative of actual revenue for any future period.

Sales and Marketing

We sell our products worldwide through a direct sales force that includes a local presence in select international markets. In certain markets we utilize strategic distribution partners, resellers or independent sales consultants. We continue to pursue relationships with such partners to expand our sales and marketing opportunities.

Our sales and pre-sales engineering teams work collaboratively with both current and prospective customers to identify applications and configure solutions that help optimize their networks. The sales cycle for our products tends to be long due to extensive pre-sales testing and evaluation required for the types of network solutions that we sell, in particular our optical switching solutions.

We also provide comprehensive post-sales customer support offerings including network planning and deployment, logistics, product training, online technical assistance and maintenance contracts. Our customer support organization also leverages a network of highly qualified service partners to extend our reach and capabilities.

In support of our sales efforts, we conduct a variety of outbound marketing programs to position and promote market awareness of our products and solutions. These programs may include web marketing, tradeshows and events, industry conferences, media communications and advertising.

Research and Development

Our research and development efforts focus on enhancements to existing products with a more measured approach to future offerings and investments in new technologies and solutions. We will ensure our resources are effectively aligned to support the needs of our current and prospective customers as well as to explore selective new opportunities in current and other markets.

Our research and development expenses were $50.1 million, $47.4 million and $45.9 million for the years ended July 31, 2009, 2008 and 2007, respectively. All of our costs related to research and development, including share-based compensation of $2.0 million, $1.8 million and $1.7 million, for the years ended July 31, 2009, 2008 and 2007, respectively, have been expensed as incurred.

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

We license third party software, including certain technologies that are (i) embedded into our hardware platforms and into our SILVX and ENvision Plus network management systems; (ii) used internally by us as hardware design tools; and (iii) used internally by us as software development tools. We also utilize publicly available technology. The majority of these licenses has perpetual terms but will generally terminate after an uncured breach of the agreement by us. We believe, based upon past experience and standard industry practice, that such licenses generally could be obtained on commercially reasonable terms in the future. Nonetheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all.

As of July 31, 2009, we had received 38 United States patents and had pending 7 United States patent applications. Of the United States patents that have been issued, the earliest any will expire is February 2019. As of July 31, 2009, we had 8 allowed or registered United States trademarks and 17 allowed or registered foreign trademarks. All of the registered United States trademarks have a duration of ten years from the date of application, the earliest of which will expire in February 2011.

Manufacturing

We source our products through a variety of suppliers for our custom designed products and original equipment manufacturers.

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

We utilize original equipment manufacturers that have made available to us existing products providing our customers with complete product solutions. We monitor the tests performed by original equipment manufacturers to meet our internal and external quality standards. We also ensure that our original equipment manufacturers are compliant with global standards for quality, environmental responsibility, and employee welfare. Our original equipment manufacturer agreements are focused on providing continuation of supply over an indefinite period and are cancelable through narrowly defined conditions.

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

Our Intelligent Bandwidth Management products utilize hundreds of individual component parts, some of which are customized for our products. Component suppliers in the specialized, high technology end of the optical communications industry are generally not as plentiful or, in some cases, as reliable, as component suppliers in more mature industries. We work closely with our strategic component suppliers to either secure a long-term supply source or to pursue new component technologies that could either reduce cost or enhance the performance of our products.

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

Employees

As of July 31, 2009, we employed 405 persons. We estimate that our headcount upon completion of the cost reductions actions initiated in the fourth quarter of fiscal 2009 will approximate 300. None of our employees are currently represented by a collective bargaining unit. We believe our relations with our employees are good.

Executive Officers of the Registrant

Set forth below is information concerning our current executive officers and their ages as of July 31, 2009.

Name	Age	Position
Daniel E. Smith	59	President, Chief Executive Officer and Director

Paul F. Brauneis	64	Chief Financial Officer, Vice President, Finance and Administration, and Treasurer

John E. Dowling	56	Vice President, Operations

John B. Scully	47	Vice President, Worldwide Sales and Support

Kevin J. Oye	51	Vice President, Systems and Technology

Alan R. Cormier	58	General Counsel and Secretary

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

Paul F. Brauneis has served as our Chief Financial Officer, Vice President of Finance and Administration and Treasurer since November 2007. From May 2006 to October 2007, Mr. Brauneis served as Executive Vice President of Finance and Administration, Chief Financial Officer and Treasurer of Cantata Technology, a communications equipment supplier. From January 2000 to May 2006, Mr. Brauneis served as Senior Vice President of Finance and Administration and Chief Financial Officer of Avici Systems, Inc., a provider of data networking equipment. Prior to that, Mr. Brauneis held senior financial management positions at Wang Global Corporation (formerly Wang Laboratories, Inc.), BBN Corporation, SoftKey International, Inc. (formerly Spinnaker Software Corporation), and M/A-Com, Inc.

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

•

we will experience a continuing high level of competition as a result of limited demand which may cause downward pressure on the pricing of our products resulting in reduced gross margins and constrained revenue growth;

•	many of our competitors have broader product lines than we do, which allows them the flexibility to price their products more aggressively;

•	new competitive entrants may be located in geographies with lower cost infrastructures than ours allowing them a greater degree of price flexibility;

•	we will need to continue to balance our initiatives to manage our operating costs against the need to keep pace with technological advances;

•	the convergence of service provider network architecture on more common and undifferentiated solutions versus technical innovation may create new competitive challenges;

•	intense competition may enable customers to demand more favorable terms and conditions of sales including extended payment terms; and

•	any bankruptcies or weakening financial condition of any of our customers may require us to write off amounts due from prior sales.

These factors could have an adverse impact on our revenue, operating results and financial condition.

Our revenue currently depends on the continued commercial success of our optical switching and multiservice access products.

Our current revenue depends on the continued commercial success of our line of optical switching and multiservice access products and the service revenues related to such products. Our research and development efforts currently focus primarily on these products, in addition to investments in the development of new technologies and solutions. In order to remain competitive, we believe that continued investment in research and development is necessary in order to provide compelling solutions to our current and prospective customers. We cannot assure you that we will be successful in:

•	anticipating and successfully meeting evolving industry and customer requirements;

•	completing the development, introduction, production or successful sales and marketing of new products or technologies; or

•	enhancing our existing products or services.

If our current and prospective customers do not adopt our optical switching and multiservice access products and do not purchase and successfully deploy our current and future products and solutions, our business, operating results and financial condition could be materially adversely affected.

Industry consolidation may lead to increased competition and may harm our business.

The communications industry has experienced consolidation and we expect this trend to continue. Several larger communications service providers have completed merger transactions which have had a significant impact on the telecommunications industry. Such consolidation among our customers may cause delays or reductions in their capital expenditure plans and may cause increased competitive pricing pressures as the number of available customers declines and their relative purchasing power increases in relation to suppliers. Consolidation may also result in a combined entity choosing to standardize on a certain vendor’s optical networking platform. Any of these factors could adversely affect our business.

We may experience risks in our investments due to changes in the market, which could adversely affect the value or liquidity of our investments.

At July 31, 2009, we had $347.7 million in cash and cash equivalents plus $579.1 million in short-term and long-term investments in marketable securities. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. These investments are subject to general credit, liquidity, market and interest rate risks. As a result, we may experience a reduction in value or loss of liquidity of our investments. In addition, should any investment cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

We must continue to make investments in product development in order to keep pace with technological advances and succeed in existing and new markets for our products.

The markets for our products are characterized by rapidly changing technology, frequent introductions of new products and evolving customer requirements. Customers continuously demand new features for existing products as well as new technologies and solutions. We may not develop or may fail to develop new features or products sought after by customers. We may also allocate development resources toward products or technologies for which market demand is ultimately lower than anticipated. Market demand and/or competitive pressures may also cause us to alter our investment in existing products, discontinue certain products, or redirect our investments to alternative market opportunities. Such actions could have an adverse impact on our future revenue and results of operations. Managing our efforts to keep pace with new technologies and reduce operating expense is difficult and there is no assurance that we will be successful. We expect that our decision to make future investments in product development will require us to generate future revenue above current levels in order to achieve and maintain operating profitability. Until such time, or if we fail to generate different revenue, we may incur net losses. We cannot assure you that our revenue will increase or that we will generate sufficient revenue to achieve or sustain operating profitability.

Restructuring activities could disrupt our business and affect our results of operations.

We have previously taken and are in the process of implementing steps, including workforce reductions, facilities consolidation, office closures, and internal reorganizations to reduce the size and cost of our operations and to better align our resources with market opportunities. We may need to take similar steps in the future. These restructuring efforts may be disruptive to our business and would likely result in charges to earnings. If we are unable to implement our restructuring plans effectively, we may not achieve the level of cost savings and efficiency benefits expected, causing harm to our business.

We face intense competition that could adversely affect our sales and profitability.

Competition for limited optical switching opportunities is intense and continues to be dominated by large, incumbent equipment suppliers. Competition is based upon a combination of price, established customer relationships, broad product portfolios, large service and support teams, functionality and scalability. Large companies, such as Alcatel-Lucent, Ciena, Huawei, Nortel, Ericsson, and Tellabs have historically dominated this market and may be in a better position to take advantage of the trend among larger service providers to reduce the number of communications suppliers in their network. Many of our competitors have longer operating histories and greater financial, technical, sales, marketing and manufacturing resources than we do and are able to devote greater resources to the research and development of new products. These competitors also have long standing existing relationships with our current and prospective customers and often deploy aggressive pricing tactics in order to compete with our products. Our competitors may develop new technologies that compete with our products or even render our products less desirable or even obsolete. Moreover, many of these competitors have more diverse product lines which allow them the flexibility to price their products more aggressively. The multiservice access market is equally competitive, with a highly fragmented group of suppliers.

As a result of the intensified competition, we expect to encounter competitive tactics such as the following:

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

A significant portion of our revenue is generated from a limited number of customers and that trend is likely to continue. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially and adversely affect our business, operating results and financial condition. None of our customers are contractually committed to purchase any minimum quantities of products from us and orders are generally cancelable prior to shipment. We expect that our revenue will continue to depend on sales of our products to a limited number of customers. While expanding our customer base is a key objective, at the present time, the number of prospective customer opportunities for our products is limited. In addition, we believe that the telecommunications industry will continue in a consolidation phase which may further reduce the number of prospective customers, slow purchases and delay network deployment decisions.

Our direct sales efforts primarily target service providers, many of which have already made significant investments in traditional optical networking infrastructures. In addition, we utilize channel relationships with distribution partners including resellers, distributors and systems integrators for the sale of our products to service providers including government entities. We have entered into agreements with several distribution partners, some of which also sell products that compete with our products. We cannot be certain that we will be able to retain or attract distribution partners on a timely basis or at all, or that the distribution partners will devote adequate resources to selling our products. Since we have only limited experience in developing and managing such channels, the extent to which we will be successful is uncertain. If we are unable to develop and manage new channels of distribution to sell our products to service providers, or if our distribution partners are unable to convince service providers to deploy our optical networking solutions, our business, operating results and financial condition will be materially adversely affected.

Through our resellers, we generate a portion of our revenue from government entities and the loss or decline of existing or future government entity funding could adversely affect our revenue and cash flows.

These government entities may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause the entities to terminate projects, divert funds or delay implementation or expansion. A significant reduction or delay in orders by one or more of these entities could significantly reduce our revenue and cash flows. As with most government contracts, these entities may terminate the contracts at any time without cause. Additionally, government contracts are generally subject to audits and investigations by government entities. If the results of these audits or investigations are negative, our reputation could be damaged, contracts could be terminated or significant penalties could be assessed. If a contract is terminated for any reason, our ability to fully recover certain amounts may be impaired resulting in a material adverse impact on our business, operating results and financial condition.

Certain larger customers may have substantial negotiating leverage, which may require that we agree to terms and conditions that may negatively impact our results of operations.

Large communications providers, key resellers and government entities, who make up a large part of our business, have substantial purchasing power and potential leverage in negotiating contractual arrangements with us. As we seek to increase sales with such larger customers, we may be required to agree to unfavorable contractual arrangements, which may include (i) higher discounts, (ii) development of additional features, (iii) penalty clauses or (iv) other terms and conditions which may affect the timing of revenue recognition, our financial condition and/or our reported results of operations.

Any acquisitions or strategic investments we make could disrupt our business and materially harm our financial condition.

As part of our business strategy, we consider acquisitions and strategic investments including those in complementary companies, products or technologies, or in adjacent market segments and otherwise. We may consider such acquisitions or strategic investments to add complementary products and services, expand the markets we serve and diversify our customer base. Any decision regarding an acquisition or strategic investment would be subject to inherent risk, and we cannot guarantee that we will be able to identify appropriate opportunities, successfully negotiate economically beneficial terms, successfully integrate any acquired business, retain key employees, successfully market and sell products of the acquired business or achieve the anticipated synergies or benefits of any acquisition or strategic investment which may be selected. Further, in the event of an acquisition or strategic investment, we may:

•	issue stock that would dilute our current stockholders’ holdings;

•	consume cash, which would reduce the amount of cash available for other purposes and the interest income we generate from our cash;

•	incur debt or assume liabilities;

•	increase our ongoing operating expenses and level of capital expenditures;

•	record goodwill and intangible assets subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs; or

•	become subject to litigation.

Our ability to achieve the anticipated benefits of any acquisition or strategic investment will also involve certain other risks, including:

•	problems combining the purchased operations, technologies or products;

•	difficulty in marketing and selling products of an acquired business;

•	unanticipated costs or liabilities;

•	diversion of management’s attention from other business issues and opportunities;

•	disruption to in-process product development initiatives;

•	adverse effects on existing business relationships with suppliers and customers;

•	problems entering markets in which we have no or limited prior experience;

•	problems with integrating employees;

•	additional regulatory compliance issues; and

•	potentially having to deal with unionized employees.

We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future and any failure to do so could disrupt our business and seriously harm our financial condition.

Whether or not we pursue acquisitions or strategic investments, the value of the Company’s shares may decrease.

Our business strategy includes the ongoing consideration of acquiring or making strategic investments in companies with either complementary technologies or in other markets to add complementary products and services, expand the markets we serve and diversify our customer base. We cannot predict whether, or when, we may be able to consummate such acquisitions or strategic investments or that such acquisitions or strategic investments would provide a positive return on investment. Accordingly, whether or not we pursue any such acquisitions or strategic investments, the value of our shares may decrease.

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

We have limited internal manufacturing capabilities. We outsource the manufacturing of our custom designed products to contract manufacturers who manufacture our products in accordance with our specifications and fill orders on a timely basis. We may not be able to manage our relationships with our contract manufacturers effectively, and our contract manufacturers may not meet our future requirements for timely delivery. Our contract manufacturers also build products for other companies, and we cannot be assured that they will have sufficient quantities of inventory available to fill our customer orders or that they will allocate their internal resources or capacity to fill our orders on a timely basis. Unforecasted customer demand may increase the cost to build our products due to fees charged to expedite production and other related charges.

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

We and our contract manufacturers rely on single or limited sources for supply of certain components and our business may be seriously harmed if the availability of supply of any of these components is disrupted.

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

During the past several years, component suppliers have planned their production capacity to better match demand. If the demand for certain components increases beyond the component suppliers planned production capacity, there may be component shortages which may increase procurement costs. In addition, consolidation in the optical component industry could result in reduced competition for supply of key components and higher component prices. If any of these events occurred, our revenue and operating results could be adversely affected.

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

International sales have historically represented a significant amount of our total sales including 35% of total revenue for fiscal 2009 and 48% of total revenue for fiscal 2008. We have a substantial international customer base and we are subject to foreign exchange translation risk to the extent that our revenue is denominated in currencies other than the U.S. dollar. Doing business internationally requires significant management attention and financial resources to successfully develop direct and indirect sales channels and to support customers in international markets. In addition we have a research and development facility in Shanghai, China, which conducts a significant amount of our research and development activities. We may not be able to maintain or expand international market demand for our products.

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

•	the need to work with third parties in certain countries to perform installation and obtain customer acceptance may impact the timing of revenue recognition;

•	the need to maintain staffing, or to work with third parties, to provide service and support in international locations;

•	the impact of slowdowns or recessions in economies outside the United States;

•	unexpected changes in regulatory requirements, including trade and environmental protection measures and import and licensing requirements;

•	obtaining export licensing authority on a timely basis and maintaining ongoing compliance with import, export and re-export regulations;

•	certification requirements;

•	currency fluctuations;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences; and

•	political and economic instability, particularly in emerging markets.

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

We are a defendant in an Initial Public Offering securities lawsuit and a party to other litigation and claims in the normal course of our business, and we may be named in additional litigation. The highly technical nature of our products makes them susceptible to allegations of patent infringement. Litigation is by its nature uncertain and unpredictable and there can be no assurance that the ultimate resolution of such claims will not exceed the amounts accrued for such claims, if any. Litigation can be expensive, lengthy, and disruptive to normal business operations. An unfavorable resolution of a legal matter could have a material adverse affect on our business, operating results, or financial condition. For additional information regarding certain lawsuits and other disputes in which we are involved, see Part I, Item 3 “Legal Proceedings”.

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

We are subject to the continuous examination of our tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provisions. While we believe that we have adequately provided for our tax liabilities, it is possible that the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by us are recorded in the period they become known. The ultimate outcome of these tax contingencies could have a material effect on our financial position, results of operations or cash flows.

Utilization of our net operating loss and tax credit carryovers could be subject to significant limitations pursuant to Section 382 of the Internal Revenue Code.

The Company has significant federal and state net operating loss and tax credit carryovers. Our ability to utilize our net operating losses may be subject to limitations pursuant to the ownership change rules of Section 382 of the Internal Revenue Code, as amended. The occurrence of ownership changes, as defined in Section 382, is not controlled by the Company, and could significantly limit the amount of net operating loss carryovers and research and development credits that can be utilized annually to offset future taxable income.

Matters related to the investigations into our historical stock option granting practices and the resulting restatements of our previously issued financial statements may result in additional litigation, regulatory proceedings and government enforcement actions.

Although on July 9, 2008, we entered into an agreement with the SEC settling the civil charges contained in the SEC’s complaint, without admitting or denying such charges, our historical stock option granting practices and the initial restatement and further restatement of our previously issued financial statements may expose us to additional risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Part I, Item 3—“Legal Proceedings” as well as the other risk factors related to litigation set forth herein.

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

No assurance can be given regarding the potential costs or outcomes from any new or continuing litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters may be time consuming, expensive, and may distract management from the conduct of our business. The SEC enforcement action may damage our reputation and negatively impact our ability to renew or enter into new contracts with commercial and government customers. Further, as a result of our settlement with the SEC, we will be unable to utilize a “short form” registration statement on Form S-3 until July 10, 2011, which is three years from the settlement of the SEC enforcement action. This could adversely affect our financial condition or our ability to pursue specific strategic alternatives which could impact our ability to pursue strategic acquisitions.

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

As of July 31, 2009, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 34% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of July 31, 2009, we lease one facility in Chelmsford, Massachusetts, containing a total of approximately 114,000 square feet. In Moorestown, New Jersey, we currently lease one facility containing a total of approximately 76,000 square feet, in Wallingford, Connecticut, we currently lease one facility containing a total of approximately 15,000 square feet and in Shanghai, China, we currently lease one facility containing a total of approximately 37,000 square feet. These facilities consist of offices and engineering laboratories used for research and development, administration, sales and customer support, ancillary light manufacturing, storage and shipping activities. We also maintain smaller offices to provide sales and customer support at various domestic and international locations. In connection with our announced cost reduction actions, in the first quarter of fiscal 2010 we have exercised our early termination option with regard to our Moorestown facility lease and plan to exit the facility no later than January 31, 2010. Our remaining facilities are presently adequate and suitable for our needs during fiscal 2010.

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

On April 3, 2009, the Plaintiffs submitted to the Court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes the Company, the underwriter defendants in its class action lawsuit, and the plaintiff class in its class action lawsuit. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. The settlement is subject to termination by the parties under certain circumstances, and is subject to Court approval. The final settlement hearing was held on September 10, 2009. To date, the Court has not issued a ruling on the settlement.

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

Derivative Lawsuits

On May 31, 2006, a purported shareholder derivative action, captioned Weisler v. Barrows (“Weisler”), was filed in the United States District Court for the District of Delaware (the “Delaware Court”), on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers (as amended on October 4, 2006). The plaintiff derivatively claimed, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934, Section 304 of the Sarbanes-Oxley Act of 2002, and breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices. The plaintiff sought unspecified damages, profits, the return of compensation paid by the Company, an injunction and costs and attorneys’ fees. Substantially similar actions, captioned Vanpraet v. Deshpande (“Vanpraet”) and Patel v. Deshpande (“Patel”), were filed in the United States District Court for the District of Massachusetts on June 28, 2006 and July 13, 2006, respectively (the “Massachusetts Court”), and Ariel v. Barrows (“Ariel”) was filed on July 21, 2006 in the United States District Court for the Eastern District of New York (the “New York Court”). None of the plaintiffs made presuit demand on the Company’s Board of Directors prior to filing suit. By Memorandum and Order dated November 6, 2006, the Delaware Court transferred Weisler to the District of Massachusetts. By stipulation of the parties, on November 21, 2006, the New York Court transferred Ariel to the District of Massachusetts. By margin order dated May 24, 2007, the Massachusetts Court consolidated Weisler, Vanpraet, Patel and Ariel (the “Federal Action”). Subsequent to that consolidation, plaintiffs in the Federal Action served a demand letter on the Company, which has since been refused. The Federal Action did not seek affirmative relief from the Company. On May 1, 2009, the Massachusetts Court approved the plaintiff’s voluntary dismissal of the Federal Action without prejudice, except as to demand futility, which was dismissed with prejudice.

In October 2007, a purported Sycamore Networks, Inc. shareholder filed a complaint for violation of Section 16 of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company’s Initial Public Offering underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., in District Court for the Western District of Washington (“District Court”) seeks recovery of short-swing profits. On April 28, 2008, the district court established a briefing schedule for motions to dismiss and ruled that all discovery be stayed pending resolution of the motions to dismiss. The District Court found the motions appropriate for oral argument which was held on January 6, 2009. On March 16, 2009, the District Court issued an order dismissing the case. On March 31, 2009, the plaintiff appealed, and the Appeals Court established a briefing schedule. The Company is named as a nominal defendant. No recovery is sought from the Company in this matter.

Other Matters

On June 29, 2006, a former employee of the Company filed a complaint against the Company and the Company’s Chief Executive Officer in Massachusetts Superior Court alleging, among other things, claims relating to wrongful termination of an employment agreement, fraud in the inducement, retaliation and claims relating to certain of the Company’s stock option grant practices in 1999-2001. The complaint demanded lost wages, unspecified monetary damages and reinstatement of medical benefits, among other things. The case was moved to the Business Litigation Session of the Suffolk County Superior Court and, following an oral hearing on a motion to dismiss, the case was ordered dismissed on January 24, 2007. The plaintiff has filed a Notice of Appeal of the order and judgment. Appellate briefing was completed on May 1, 2009. Oral argument has been scheduled for October 14, 2009.

From time to time the Company is a party to litigation and other disputes which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SCMR”. The following table sets forth, for the periods indicated, the high and low closing sale prices as reported on the NASDAQ Global Select Market for Sycamore common stock.

Fiscal year 2009:

	High	Low
Fourth Quarter ended July 31, 2009	$3.60	$2.82
Third Quarter ended April 25, 2009	3.01	2.35
Second Quarter ended January 24, 2009	3.34	2.42
First Quarter ended October 25, 2008	3.66	2.45

Fiscal year 2008:

	High	Low
Fourth Quarter ended July 31, 2008	$3.48	$3.07
Third Quarter ended April 26, 2008	3.74	3.22
Second Quarter ended January 26, 2008	4.27	3.39
First Quarter ended October 27, 2007	4.30	3.66

As of September 22, 2009, there were approximately 875 stockholders of record.

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

Equity Compensation Plan Information

The following table sets forth certain information as of July 31, 2009 with respect to compensation plans under which shares of our common stock may be issued:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	20,488,249	$5.72	30,258,833
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	20,488,249	$5.72	30,258,833

Purchase of Equity Securities

In the three months ended July 31, 2009, the following shares of common stock were surrendered to the Company:

	Total shares surrendered *	Average price paid per share
April 26, 2009 – May 23, 2009	2,600	$—
May 24, 2009 – June 20, 2009	—	—
June 21, 2009 – July 31, 2009	2,930	—

Total	5,530	$—

*	Surrendered to the Company by departing employees for no consideration pursuant to preexisting contractual rights.

The Company has not publicly announced any programs to repurchase shares of its common stock.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock during the period from July 31, 2004 through July 31, 2009, with the cumulative total return on the S&P 500 and the Nasdaq Telecommunications Index. The comparison assumes $100 was invested on July 31, 2004 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

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

	For the years ended July 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$67,357	$115,496	$156,048	$87,395	$65,434
Cost of revenue	38,469	62,565	88,210	43,942	34,425

Gross profit	28,888	52,931	67,838	43,453	31,009

Operating expenses:
Research and development	50,134	47,397	45,912	31,377	47,969
Sales and marketing	14,551	21,041	23,712	11,690	12,214
General and administrative	8,198	15,980	28,684	11,634	10,366
Asset impairments	24,209	4,446	17,268	—	—
In-process research and development	—	—	12,400	—	—
Restructuring charges	3,600	2,368	1,486	—	679
Litigation settlement	—	—	—	750	—
Reserve for contingencies	—	—	(2,184)	6,847	10,282

Total operating expenses	100,692	91,232	127,278	62,298	81,510

Loss from operations	(71,804)	(38,301)	(59,440)	(18,845)	(50,501)
Interest and other income, net	18,000	38,784	47,089	39,063	20,648

Income (loss) before income taxes	(53,804)	483	(12,351)	20,218	(29,853)
Income tax expense (benefit)	(232)	597	854	830	63

Net income (loss)	$(53,572)	$(114)	$(13,205)	$19,388	$(29,916)

Basic net income (loss) per share	$(0.19)	$(0.00)	$(0.05)	$0.07	$(0.11)
Diluted net income (loss) per share	$(0.19)	$(0.00)	$(0.05)	$0.07	$(0.11)
Shares used in per-share calculation—basic	283,589	282,484	279,588	277,782	275,023
Shares used in per-share calculation—diluted	283,589	282,484	279,588	281,205	275,023

	As of July 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$926,808	$941,834	$924,751	$985,137	$955,035
Working capital	627,352	828,128	910,171	828,858	931,246
Total assets	971,813	1,022,463	1,033,070	1,018,052	982,063
Total stockholders’ equity	940,425	987,375	973,049	975,706	939,545

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

We develop and market Intelligent Bandwidth Management solutions for fixed line and mobile network operators worldwide and provide services associated with such products. Our current and prospective customers include domestic and international wireline and wireless network service providers, utility companies, large enterprises, multiple systems operators and government entities (collectively referred to as “service providers”). Our portfolio of optical switches, multiservice cross-connects and multiservice access platforms serve applications that extend across the network infrastructure, from multiservice access and regional backhaul to the optical core. We believe our products enable network operators to efficiently and cost-effectively provision and manage network capacity to support a wide range of converged services such as voice, video and data.

Total revenue for fiscal 2009 was $67.4 million, a decrease of 42% compared to fiscal 2008. Total revenue for fiscal 2008 was $115.5 million, a decrease of 26% compared to fiscal 2007. Our net loss for fiscal 2009 was $53.6 million compared to a net loss for fiscal 2008 of $0.1 million.

We operate in a challenging business environment. We believe the service provider markets that the Company serves have been and will continue to be impacted by the recent global economic downturn, resulting in reduced or delayed capital spending. Our lower revenue and net loss in fiscal 2009 reflects the impact of this reduced capital spending. The constraints in capital spending have compounded the Company’s pre-existing challenges of customer concentration and unpredictability, particularly for our core switching products, and led us to initiate certain cost reduction actions during the fourth quarter of fiscal 2009. These actions were in addition to the actions previously taken during our first and second quarters of fiscal 2009. We anticipate that the annualized cost savings across all functional areas associated with these actions will approximate $20.0 million. The fourth quarter actions were taken in order to re-align our cost structure, pace our development in line with customer requirements with a more measured view toward future offerings, and to better position the Company for success in the longer-term. The combination of current business, economic and market conditions, together with our current estimate of future demand and the resultant cost reduction actions initiated during our fourth quarter, combined to give rise to an impairment in the carrying value of the Company’s goodwill and intangible assets during the fourth quarter of fiscal 2009, requiring a non-cash impairment charge of $23.1 million. The charge represents the full carrying value of such assets on the Company’s balance sheet. An additional non-cash impairment charge of $1.1 million was also applicable to certain fixed assets. Net loss for fiscal 2009 includes total asset impairment charges of $24.2 million. Impairment charges included in net loss for fiscal 2008 were $4.4 million.

We remain focused on improvements in our business. We will continue to consider strategic options that may serve to maximize shareholder value. These options include acquiring or making strategic investments in companies with either complementary technologies or in other markets to add complementary products and services, expanding the markets we serve and diversifying our customer base.

Our total cash, cash equivalents and investments were $926.8 million at July 31, 2009. Included in this amount were cash and cash equivalents of $347.7 million. We intend to fund our operations, including fixed commitments under operating leases, and any required capital expenditures for the foreseeable future using our existing cash, cash equivalents and investments. We believe that, based on our business plans and current conditions, our existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. We also believe that our current cash, cash equivalents and investments will enable us to pursue the strategic options discussed above.

As of July 31, 2009, Sycamore and its subsidiaries employed 405 persons, which was a net decrease of 87 persons from the 492 persons employed on July 31, 2008. We estimate that our headcount upon completion of the cost reductions actions initiated in the fourth quarter of fiscal 2009 will approximate 300.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those relating to revenue recognition, investments, warranty obligations, inventory valuation, litigation and other contingencies, intangible assets and goodwill and share-based compensation expense. Estimates are based on our historical experience and other assumptions that we consider reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Differences between our estimates and the actual results are reflected in the results of operations for the period in which the estimate is changed.

We believe that the following critical accounting policies affect the most significant judgments, assumptions and estimates we use in preparing our consolidated financial statements. Changes in these estimates can affect materially the amount of our reported net income or loss.

Revenue Recognition

The Company’s products enable service providers to efficiently and cost-effectively provision and manage multiservice access and optical capacity to support a wide range of converged services such as voice, video and data. As our customer requirements have evolved, the software component of our product has become more than incidental to its functionality. Accordingly, for such arrangements where software is more than incidental to the functionality of the product, the Company recognizes revenue pursuant to the requirements of Statement of Position (SOP) 97-2 “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” The Company applied the provisions of SOP 97-2, as amended, to substantially all of its customer arrangements beginning in the first quarter of fiscal 2009.

In accordance with SOP 97-2, the Company recognizes revenue when all of the following criteria are met: the Company has persuasive evidence of an arrangement with a customer; the Company delivers the products; the fee is fixed or determinable; and collection is probable. Evidence of an arrangement generally consists of sales contracts or agreements and customer purchase orders. Product delivery occurs when title and risk of loss are transferred to the customer. If uncertainties exist regarding customer acceptance, the Company recognizes revenue when all uncertainties are resolved. The Company assesses whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment.

Collectability is assessed based on the creditworthiness of the customer as determined by credit checks and the customer’s payment history to the Company.

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

For arrangements in which the software component was incidental to the functionality of the product, the Company recognized revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.

For arrangements in which the software component was incidental to the functionality of the product and that involved the delivery or performance of multiple elements, the determination as to how the arrangement consideration should be measured and allocated to the separate deliverables of the arrangement was determined in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” When an arrangement involved multiple elements, the entire fee from the arrangement was allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element was met. Fair value for each element was established based on the sales price charged when the same element was sold separately. If fair value did not exist for any undelivered element, revenue was not recognized until the earlier of (i) the delivery of the undelivered element or (ii) fair value of the undelivered element existed, unless the undelivered element was a service, in which case revenue was recognized as the service was performed once the service was the only undelivered element.

Investments

We account for our marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Our investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. We evaluate our investments for potential impairment on a quarterly basis and would recognize an impairment charge should a decline in the fair value of investments below the related cost basis be judged to be other-than-temporary. The primary factors that are considered in assessing the nature of the impairment include; (i) the credit quality of the underlying security, (ii) the extent to which and time period during which the fair value of the investment has been below cost, (iii) the expected holding or recovery period for the investment, (iv) the Company’s intent to hold each investment until recovery and the likelihood that the Company will not be required to sell the security prior to recovery, and (v) the existence of evidence of default by the issuer.

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

Litigation and Other Contingencies

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

Goodwill, Intangible Assets, and Other Long-lived Assets

As a result of our acquisition of Eastern Research, Inc., the Company recorded goodwill in the amount of $20.3 million. This amount represented the remaining excess of the total purchase price of the Eastern Research acquisition over the fair value of the net assets acquired. We also identified and recorded intangible assets as a result of the acquisition.

Goodwill is subject to annual impairment testing as well as testing upon the occurrence of any event that indicates a potential impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We also review other long-lived assets, including purchased intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The carrying value and ultimate realization of these assets is dependent upon estimates of future results and cash flows that our single reporting unit expects to generate from their use. If our expectations of future results and cash flows are significantly diminished, intangible assets and goodwill may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we use the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows. To measure impairment for goodwill, we compare the fair value of our single reporting unit by measuring discounted cash flows to the book value of the reporting unit. Goodwill would be impaired if the resulting implied fair value of goodwill was less than the recorded book value of the goodwill.

The estimation of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to some factors outside of our control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations.

The Company has elected to perform its annual goodwill impairment testing as required under SFAS 142 on the last business day of our fiscal month June, or more often if events or circumstances indicate that there may be impairment. Reporting units are defined as operating segments or one level below an operating segment, referred to as a component. The Company has determined that our single reporting unit is a component of our one operating segment. The Company allocates goodwill to the reporting unit at the time of acquisition. The estimated fair value of our reporting unit is based on a discounted cash flow model derived from internal earnings and external market forecasts. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity.

During the fourth quarter of fiscal 2009, and in connection with the preparation of its revised plan for fiscal 2010 and its outlook beyond, the Company updated its estimates of future demand for its core and access products. The revised outlook resulted in a projection of lower discounted cash flows. The combination of current business, economic and market conditions, together with our current estimate of future demand and the resultant cost reduction actions initiated during our fourth quarter, combined to give rise to an impairment in the carrying value of the Company’s goodwill and intangible assets during the fourth quarter of fiscal 2009. The Company recorded an impairment charge of $20.3 million for the entire carrying value of goodwill and an impairment charge of $2.8 million for the remaining carrying value of identified intangible assets. An additional impairment charge of $1.1 million was also recorded related to certain fixed assets.

During the first quarter of fiscal 2007, the Company decided to discontinue the development of its acquired OX8000 product, resulting in an asset impairment charge of $6.6 million. In the fourth quarter of fiscal 2007, the Company decided to cease further development of its acquired BSG product. As a result, the Company recorded an asset impairment charge of $10.7 million. During the fourth quarter of 2008, the Company incurred an intangible asset impairment charge of $4.4 million related to the acquired DNX technology and customer relationships. The impairment charge was primarily related to lower than previously estimated revenues from our DNX products. There was no impairment of goodwill in fiscal 2008 or 2007.

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

Results of Operations

Fiscal Years ended July 31, 2009 and 2008

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2009	2008
Revenue
Product	$42,571	$89,181	$(46,610)	(52)%
Service	24,786	26,315	(1,529)	(6)%

Total revenue	$67,357	$115,496	$(48,139)	(42)%

Total revenue decreased in fiscal 2009 compared to fiscal 2008. Product revenue consists primarily of sales of our Intelligent Bandwidth Management solutions. Product revenue decreased in fiscal 2009 compared to fiscal 2008 primarily due to deteriorating market and economic conditions, which created a slowdown in capital spending by service providers in general and, more specifically, a significant reduction in the level of orders from two customers. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue decreased in fiscal 2009 compared to fiscal 2008 primarily due to a decrease in the level of installation and training revenues offset by a slight increase in maintenance revenue.

For fiscal 2009, two customers accounted for 19% and 12% of revenue, or a combined 31% of our total revenue. Two customers accounted for 23% and 22% of revenue in fiscal 2008, or a combined 45% of our total revenue. International revenue represented 35% of revenue in fiscal 2009, compared to 48% of revenue in fiscal 2008. We expect future revenue will continue to be highly concentrated in a relatively small number of customers. The timing of customer deployments in any given quarter may cause shifts in both the number of greater than 10% customers and in the percentage mix of domestic and international revenue. The loss of any one of these customers or any substantial reduction or delay in orders by any one of these customers could materially adversely affect our business, financial condition and results of operations.

Gross profit

The following table presents gross profit for product and services (in thousands, except percentages):

	Year Ended July 31,
	2009	2008
Gross profit:
Product	$14,361	$39,310
Service	14,527	13,621

Total	$28,888	$52,931

Gross profit:
Product	34%	44%
Service	59%	52%
Total	43%	46%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services, internal manufacturing costs as well as provisions for warranty and rework costs and adjustments which may be required to reduce inventories to their lower of cost or market. Product gross profit decreased in fiscal 2009 compared to fiscal 2008. The decrease was primarily due to a lower level of revenue in fiscal 2009. The revenue decline was driven by market and economic conditions which led to a general decline in capital spending by service providers and more specifically a reduction in the level of orders, primarily from two major customers. Product gross profit was also affected by net inventory provisions of $3.5 million recorded in fiscal 2009 to adjust inventory carrying values to their lower of cost or market based on anticipated future usage and restructuring costs of $0.4 million associated with certain workforce reductions and facility costs. Product gross profit may fluctuate from period to period due to revenue fluctuation, volume, pricing pressures resulting from intense competition in our industry as well as the enhanced negotiating leverage of certain larger customers. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, overhead absorption, sales discounts, increases in labor costs, excess inventory and obsolescence charges, increases in component pricing or other material costs, the introduction of new products or the entry into new markets with different pricing and cost structures.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit and gross profit percentage increased in fiscal 2009 compared to fiscal 2008. The year over year dollar and percentage increases relate to a favorable shift in the mix of higher margin maintenance and support services rendered during fiscal 2009 compared to installation and training services.

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

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2009	2008
Research and development	$50,134	$47,397	$2,737	6%
Sales and marketing	14,551	21,041	(6,490)	(31)%
General and administrative	8,198	15,980	(7,782)	(49)%
Asset impairments	24,209	4,446	19,763	445%
Restructuring expenses	3,600	2,368	1,232	52%

Total operating expenses	$100,692	$91,232	$9,460	10%

Research and Development Expenses

Research and development expenses consist primarily of salaries, other employee related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses increased approximately $2.7 million in fiscal 2009 compared to fiscal 2008 primarily related to increased personnel costs and higher depreciation expense associated with the expansion of our Shanghai facility. At the beginning of fiscal 2009 we anticipated significant year over year growth in spending for domestic development and expansion of our Shanghai development center and initiated certain incremental investments. In light of economic and market conditions, which emerged during our first quarter, we slowed our expected pace of development expenditures. As the fiscal year progressed, we recognized that market conditions had worsened and had given rise to a global economic slowdown in which cutbacks in capital spending by service providers were generally occurring and expected to continue for some time. In response to these conditions we proceeded cautiously with development spending with a more measured approach to future offerings. At the beginning of the fourth quarter of fiscal 2009 we initiated actions to reduce workforce and other costs over several quarters. Workforce reductions were then implemented during the fourth quarter with further reductions implemented at the beginning of fiscal 2010. Due to the timing of the initiated actions, research and development expenses in fiscal 2009 increased, primarily personnel costs, over the fiscal 2008 level. We anticipate that the annualized savings realized from the cost reduction actions initiated near the end of fiscal 2009, which are estimated to be approximately $12.0 million, will result in substantially lower year over year research and development costs in fiscal 2010.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, amortization of customer evaluation inventory and other sales and marketing support expenses. Sales and marketing expenses decreased approximately $6.5 million in fiscal 2009 compared to fiscal 2008. The decrease was primarily due to workforce reductions initiated early in fiscal 2009, as well as lower commission expense on lower revenue, decreased spending for trade shows and lower amortization of customer evaluation equipment.

Within our existing spending levels, we continue to allocate sales and marketing resources to those geographic regions where we see the most attractive opportunities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, amortization of intangible assets and other general corporate purposes. General and administrative expenses decreased approximately $7.8 million in fiscal 2009 compared to fiscal 2008. General and administrative expenses include costs and cost recoveries associated with the now concluded stock option investigation. Cost recoveries in fiscal 2009 totaled $3.7 million while related costs in fiscal 2008 were $1.4 million. Amortization of purchased intangibles in fiscal 2009 was $1.2 million below fiscal 2008. The remaining year over year reduction relates to workforce and other cost reductions implemented in early fiscal 2009.

Asset Impairments

During the fourth quarter of fiscal 2009, and in connection with the preparation of its revised plan for fiscal 2010 and its outlook beyond, the Company updated its estimates of future demand for its core and access products. The revised outlook resulted in a projection of lower discounted cash flows. The Company is continuing with its plan to streamline operations and to pace development efforts with a more measured approach toward future offerings, while maintaining the resources to meet customer commitments and advance selective new opportunities. Accordingly, the Company conducted an assessment for impairment for its long-lived assets in the fourth quarter of fiscal 2009.

As of June 20, 2009, the last day of our fiscal month June, the Company performed its annual goodwill assessment based on its revised outlook and discounted cash flow analysis. The assessment indicated that the reporting unit’s fair value was less than its carrying value, including goodwill. The subsequent step required that a valuation be conducted, similar to a purchase price allocation done in connection with an acquisition, in order to determine the implied fair value of goodwill. Since the Company operates as a single operating unit, the fair value of the intangible assets was determined as part of this valuation. The result of the valuations determined that the reporting unit’s goodwill and intangible assets were impaired, resulting in a non-cash impairment charge of $20.3 million for goodwill and $2.8 million for intangible assets. In addition, certain fixed assets were also impaired, resulting in an additional non-cash impairment charge of $1.1 million.

Restructuring

During fiscal 2009, the Company recorded restructuring charges of $4.0 million of which $3.6 million was charged to operating expense and $0.4 million to cost of product revenue. The charges include workforce reductions primarily in sales, marketing, manufacturing and general administrative functions during the first and second quarters of fiscal 2009 totaling $1.1 million ($0.8 million operating expense and $0.3 million cost of product revenue). In the fourth quarter of fiscal 2009, the Company announced further workforce reductions. Certain of those workforce reductions, primarily affecting research and development, were completed during the fourth quarter of fiscal 2009 resulting in a charge of $2.3 million. The charge for workforce reductions primarily relates to employee separation packages, which include severance pay, benefits continuation and outplacement costs. In addition, the Company revised its estimate of rent and other facility costs associated with the consolidation of its New Jersey facility resulting in a charge of $0.6 million. The aggregate fourth quarter fiscal 2009 charge was $2.9 million ($2.8 million charged to operating expense and $0.1 million charged to cost of product revenue). As of July 31, 2009, remaining restructuring payments associated with these actions were $2.5 million.

The remaining workforce reduction actions initiated during the fourth quarter of fiscal 2009 were implemented in August 2009 and will result in a charge of approximately $3.3 million in the first quarter of fiscal 2010. This charge primarily relates to employee separation packages, which include severance pay, benefits continuation and outplacement costs. In addition, in connection with a decision to exercise the early termination option with regard to our New Jersey facility lease, we agreed to turn the property back to the lessor in advance of the early termination date in return for the cancellation of an early termination penalty and other consideration. Accordingly, we will also record a charge of approximately $2.0 million during the first quarter of fiscal 2010 to reflect our non-cancellable lease obligation through the early termination date.

During the first quarter of 2008, we completed a consolidation of our Moorestown, New Jersey facility and recorded a restructuring charge of $2.0 million. This consolidation was in conjunction with the decision in the fourth quarter of fiscal 2008 to reduce our workforce across the Company. We completed these actions to better align development resources with future growth opportunities, further improve operational efficiencies, and capitalize on additional acquisition synergies. As a result of these actions, we recorded a restructuring charge related to rent and other facility charges related to our Moorestown facility. The charge in first quarter of fiscal 2008 also includes severance costs related to several employees affected by the fourth quarter fiscal 2007 workforce reduction who were placed on transition programs and whose employment was terminated in the first quarter of fiscal 2008. In the third quarter of fiscal 2008 we recorded an additional restructuring charge related to the consolidation of our Moorestown facility of $0.4 million. The charge was based on a revised lower estimate of future sublease income and a lease termination fee.

We may need to take similar actions in the future.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2009	2008
Interest and other income, net	$18,000	$38,784	$(20,784)	(54)%

Interest income decreased in fiscal 2009 compared to fiscal 2008 primarily due to declining interest rates during the year.

Income Tax Expense

Income tax benefit of $0.2 million was recorded in fiscal 2009 versus an income tax expense of $0.6 million in fiscal 2008. The decrease primarily resulted from a $0.3 million benefit from the new refundable federal research and development credit and a $0.3 million benefit from the reversal of the accumulated deferred tax liability recognized from the impairment of the indefinite lived intangible assets.

As a result of incurring substantial net operating losses, we determined that it is more likely than not that our deferred tax assets may not be realized. Therefore, in accordance with the requirements of FASB 109, we maintain a full valuation allowance. If we generate sustained future taxable income against which these tax attributes may be applied, some or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to paid-in capital and the remainder would be recorded as a reduction in income tax expense.

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

Gross profit

The following table presents gross profit for product and services, (in thousands, except percentages):

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

Service gross profit

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

Sales and Marketing Expenses

Sales and marketing expenses decreased in fiscal 2008 compared to fiscal 2007. The decrease was primarily due to (1) higher costs in fiscal 2007 associated with personnel costs and a termination agreement between the Company and a former Company executive which resulted in a non-cash charge of $1.5 million arising from the modification of his stock option agreement and (2) lower commissions in fiscal 2008 due to lower order levels in fiscal 2008 compared to fiscal 2007.

General and Administrative Expenses

General and administrative expenses decreased in fiscal 2008 compared to fiscal 2007. The decrease was primarily due to lower costs associated with the now concluded stock option investigation. In fiscal 2008 and 2007 we recorded expenses of approximately $1.4 million and $12.0 million, respectively, in connection with investigation matters.

Asset Impairments

During fiscal year 2007 we decided to discontinue the development of our OX8000 product. This product was in the development stage on the date of its acquisition and accordingly we recorded in-process research and development expense of $12.4 million on the date of the acquisition. As a result of our decision to discontinue the OX8000 product, we recorded an asset impairment charge of $6.6 million in the first quarter of 2007. The charge related to certain tangible and intangible assets associated with the product, specifically customer relationships and other related fixed assets. In addition, we recorded a charge of $1.1 million related to OX8000 inventory in cost of product revenue.

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

Restructuring and Related Impairments

During the first quarter of 2008, we completed a consolidation of our Moorestown, New Jersey facility and recorded a restructuring charge of $2.0 million. This consolidation was completed in conjunction with the decision in the fourth quarter of fiscal 2007 to reduce our workforce across the Company. We completed these actions to better align development resources with future growth opportunities, further improve operational efficiencies, and capitalize on additional acquisition synergies. As a result of these actions, we recorded a restructuring charge related to rent and other facility charges related to our Moorestown facility. The charge in the first quarter of fiscal 2008 also includes severance costs related to several employees affected by the fourth quarter fiscal 2007 workforce reduction who were placed on transition programs and whose employment was terminated in the first quarter of fiscal 2008. In the third quarter of fiscal 2008 we recorded an additional restructuring charge related to the consolidation of our Moorestown facility of $0.4 million. The charge was based on a revised lower estimate of future sublease income and a lease termination fee.

Reserve for Contingencies

Based on ongoing negotiations and settlement discussions with various tax authorities in 2007, the Company decreased its accrual by $2.2 million, resulting in a reduction of expenses in fiscal 2007. The Company recorded its best estimate of the probable liability resulting from the ultimate outcome of these audits as of July 31, 2008. While we believe that the amounts accrued are adequate, any subsequent change in our estimates will be recorded at such time the change is probable and estimable.

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

Liquidity and Capital Resources

Year Ended July 31, 2009

Total cash, cash equivalents and investments were $926.8 million at July 31, 2009 compared to $941.8 million at July 31, 2008. Included in the July 31, 2009 balances were cash and cash equivalents of $347.7 million, compared to $499.9 million at July 31, 2008. The decrease in cash and cash equivalents of $152.2 million was attributable to cash used in investing activities of $140.2 million and cash used in operating activities of $12.6 million, partially offset by cash provided by financing activities of $0.6 million.

Net cash used in investing activities was $140.2 million and consisted primarily of net purchase of investments of $135.8 million and purchases of property and equipment of $4.4 million.

Net cash used in operating activities was $12.6 million. Net loss was $53.6 million and included non-cash charges including share-based compensation of $4.7 million, an inventory provision of $3.5 million, depreciation and amortization of $12.0 million, and asset impairment charges of $24.2 million. Accounts receivable increased to $12.9 million at July 31, 2009 from $8.8 million at July 31, 2008. The increase was primarily due to an increase in sales in the fourth quarter. Our accounts receivable and days sales outstanding are impacted primarily by the timing of shipments, collections performance and timing of support contract renewals. Inventory levels decreased to $16.1 million at July 31, 2009 from $23.8 million at July 31, 2008. The decrease was primarily due to an increase in inventory reserves and the timing of shipments. Deferred revenue decreased to $15.5 million at July 31, 2009 from $19.1 million at July 31, 2008. The decrease resulted from the recognition of revenue during 2009 of deferred product shipments and service billings for which revenue recognition criteria was satisfied. These amounts exceeded the level of product shipments and service billings added to the deferred balances as of July 31, 2009.

For the year ended July 31, 2009, net cash provided by financing activities was $0.6 million and consisted of proceeds from the exercise of employee stock options.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $926.8 million at July 31, 2009. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits and government securities. At July 31, 2009, $273.4 million of investments with maturities of less than one year were classified as short-term investments. Based on our current expectations, we anticipate that some portion of our existing cash and cash equivalents and investments may be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At July 31, 2009, more than 67% of our accounts receivable balance was attributable to five of our customers. As of July 31, 2009, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. We currently intend to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments.

As of July 31, 2009 we had accrued restructuring costs of $2.5 million that will be paid over the next year. In the aggregate, restructuring payments of approximately $7.8 million, including the previously discussed anticipated first quarter of fiscal 2010 charges of $5.3 million, will be paid over the next year.

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

At July 31, 2009, our future contractual obligations, which consist of contractual commitments for operating leases and inventory and other purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating leases	$5,871	$2,383	$3,488	$—	$—
Inventory and other purchase commitments	3,441	3,441	—	—	—

Total	$9,312	$5,824	$3,488	$—	$—

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

Recent Accounting Pronouncements

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for the fiscal years beginning after December 15, 2008 and as a result, is effective for the Company in the first quarter of fiscal 2010. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Pronouncement Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends Statement of Financial Accounting Standard (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted this FSP in the fourth quarter of fiscal 2009 and it did not have a material impact.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted this FSP in the fourth quarter of fiscal 2009 and it did not have a material impact.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted this FSP in the fourth quarter of fiscal 2009 and it did not have a material impact.

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

In April 2009, the FASB issued FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP 141R-1”). FSP 141R-1 amends the provisions in SFAS No. 141(R), “Business Combinations,” (“SFAS 141R”) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS No. 141, “Business Combinations,” (“SFAS 141”) for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and as a result, is effective for the Company in the first quarter of fiscal 2010. The company is currently evaluating the potential impact of FSP 141R-1 on its consolidated financial statement.

On February 12, 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until 2009. The

Company adopted FAS 157 beginning August 1, 2008 and deferred the application of SFAS 157 to nonfinancial assets and liabilities until August 1, 2009. The Company is currently evaluating the potential impact of SFAS 157 on its nonfinancial assets and liabilities.

In May 2009, the FASB issued statement No. 165, “Subsequent Events,” (“SFAS 165”). SFAS 165 modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. We adopted the provisions of SFAS 165 for the fourth quarter of fiscal 2009 in accordance with the effective date.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (“SFAS 168”). The FASB Accounting Standards Codification (the Codification) will become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) on July 1, 2009. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP. We have evaluated this new statement, and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In September 2009, the EITF reached final consensus on a new revenue recognition standard, Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” (EITF 08-1). EITF 08-1 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This Issue is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company is currently evaluating the potential impact of EITF 08-1 on its consolidated financial statements.

In September 2009, the EITF reached final consensus on a new revenue recognition standard, Issue No. 09-3, “Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements” (EITF 09-3). EITF 09-3 amends the scope of AICPA Statement of Position 97-2, Software Revenue Recognition to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. This Issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this Issue unless it also elects early application of Issue 08-1. The Company is currently evaluating the potential impact of EITF 09-3 on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at July 31, 2009, the fair value of the portfolio would decline by approximately $0.5 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business is global, with international revenue representing 35% of total revenue in fiscal 2009. We expect that international sales may continue to represent a significant portion of our revenue. Generally, sales outside of the United States are denominated in US dollars. In the future, to the extent that sales outside of the United States might be denominated in local currencies, exchange rate fluctuations in foreign currencies may have an impact on our financial results, although to date such impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Sycamore Networks, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Sycamore Networks, Inc. at July 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

September 28, 2009

SYCAMORE NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	July 31, 2009	July 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$347,696	$499,922
Short-term investments	273,387	321,173
Accounts receivable, net of allowance for doubtful accounts of $72 and $72 at July 31, 2009 and July 31, 2008, respectively	12,860	8,779
Inventories	16,058	23,750
Prepaid expenses and other current assets	2,388	2,847

Total current assets	652,389	856,471

Property and equipment, net	13,342	20,437
Long-term investments	305,725	120,739
Purchased intangibles, net	—	4,000
Goodwill	—	20,334
Other assets	357	482

Total assets	$971,813	$1,022,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,364	$2,493
Accrued compensation	2,715	2,842
Accrued warranty	2,866	3,829
Accrued expenses	1,859	2,336
Accrued restructuring costs	2,509	681
Deferred revenue	11,003	14,300
Other current liabilities	1,721	1,862

Total current liabilities	25,037	28,343

Long term deferred revenue	4,530	4,841
Long term liability	1,821	1,904

Total liabilities	31,388	35,088

Commitments and contingencies (Notes 7 and 14)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized, none issued and outstanding at July 31, 2009 and July 31, 2008	—	—
Common stock, $.001 par value; 2,500,000 shares authorized, 284,240 and 283,868 shares issued at July 31, 2009 and July 31, 2008, respectively	284	284
Additional paid-in capital	2,040,061	2,034,818
Accumulated deficit	(1,101,355)	(1,047,783)
Treasury stock, at cost; 0 and 5 shares held at July 31, 2009 and July 31, 2008, respectively	—	—
Accumulated other comprehensive income	1,435	56

Total stockholders’ equity	940,425	987,375

Total liabilities and stockholders’ equity	$971,813	$1,022,463

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended July 31,
	2009	2008	2007
Revenue
Product	$42,571	$89,181	$132,120
Service	24,786	26,315	23,928

Total revenue	67,357	115,496	156,048

Cost of revenue
Product	28,210	49,871	78,064
Service	10,259	12,694	10,146

Total cost of revenue	38,469	62,565	88,210

Gross profit	28,888	52,931	67,838

Operating expenses:
Research and development	50,134	47,397	45,912
Sales and marketing	14,551	21,041	23,712
General and administrative	8,198	15,980	28,684
Goodwill impairment	20,334	—	—
Asset impairments	3,875	4,446	17,268
In-process research and development	—	—	12,400
Restructuring charges	3,600	2,368	1,486
Reserve for contingencies	—	—	(2,184)

Total operating expenses	100,692	91,232	127,278

Loss from operations	(71,804)	(38,301)	(59,440)
Interest and other income, net	18,000	38,784	47,089

Income (loss) before income taxes	(53,804)	483	(12,351)
Income tax expense (benefit)	(232)	597	854

Net loss	$(53,572)	$(114)	$(13,205)

Net loss per share:
Basic	$(0.19)	$(0.00)	$(0.05)
Diluted	$(0.19)	$(0.00)	$(0.05)
Weighted average shares outstanding:
Basic	283,589	282,484	279,588
Diluted	283,589	282,484	279,588

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, July 31, 2006	278,902	$279	$2,011,147	$(1,034,464)	—	$—	$(1,256)	$975,706

Net loss	—	—	—	(13,205)	—	—	—	(13,205)
Unrealized gain on investments	—	—	—	—	—	—	970	970

Total comprehensive loss								(12,235)
Issuance of common stock under employee and director stock plans	1,138	1	2,728	—	—	—	—	2,729
Stock options issued in acquisition	—	—	1,496	—	—	—	—	1,496
Share-based compensation expense	—	—	5,353	—	—	—	—	5,353

Balance, July 31, 2007	280,040	$280	$2,020,724	$(1,047,669)	—	$—	$(286)	$973,049

Net loss	—	—	—	(114)	—	—	—	(114)
Unrealized gain on investments	—	—	—	—	—	—	342	342

Total comprehensive income								228
Issuance of common stock under employee and director stock plans	3,185	3	9,813	—	—	—	—	9,816
Treasury stock purchases	—	—	—	—	5	—	—	—
Cash settlement of stock awards	—	—	(210)	—	—	—	—	(210)
Share-based compensation expense	643	1	4,491	—	—	—	—	4,492

Balance, July 31, 2008	283,868	$284	$2,034,818	$(1,047,783)	5	$—	$56	$987,375

Net loss	—	—	—	(53,572)	—	—	—	(53,572)
Unrealized gain on investments	—	—	—	—	—	—	1,379	1,379

Total comprehensive loss								(52,193)
Issuance of common stock under employee and director stock plans	394	—	557	—	—	—	—	557
Treasury stock purchases	—	—	—	—	17	—	—	—
Treasury stock retirement	(22)	—	—	—	(22)	—	—	—
Share-based compensation expense	—	—	4,686	—	—	—	—	4,686

Balance, July 31, 2009	284,240	$284	$2,040,061	$(1,101,355)	—	$—	$1,435	$940,425

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended July 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(53,572)	$(114)	$(13,205)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,021	12,819	11,277
Share-based compensation	4,686	4,491	5,353
In-process research and development	—	—	12,400
Goodwill impairment	20,334	—	—
Asset impairments	3,875	4,446	17,240
Adjustments to provisions for excess and obsolete inventory	3,477	3,697	1,390
Loss on disposal of equipment	15	54	60
Restructuring charges	—	1,149	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(4,081)	21,742	(10,189)
Inventories	3,751	(6,486)	(6,292)
Prepaid expenses and other current assets	584	266	(837)
Deferred revenue	(3,608)	4,702	4,494
Accounts payable	(129)	(11,072)	5,411
Accrued expenses and other liabilities	(1,762)	(16,810)	1,286
Accrued restructuring costs	1,828	(1,204)	(395)

Net cash provided by (used in) operating activities	(12,581)	17,680	27,993

Cash flows from investing activities:
Purchases of property and equipment	(4,381)	(11,885)	(9,813)
Acquisition of business	—	—	(82,265)
Purchases of investments	(830,137)	(799,126)	(764,401)
Proceeds from maturities and sales of investments	694,316	1,033,045	905,199

Net cash provided by (used in) investing activities	(140,202)	222,034	48,720

Cash flows from financing activities:
Proceeds from issuance of common stock, net	557	10,946	2,729

Net cash provided by financing activities	557	10,946	2,729

Net increase (decrease) in cash and cash equivalents	(152,226)	250,660	79,442
Cash and cash equivalents, beginning of year	499,922	249,262	169,820

Cash and cash equivalents, end of year	$347,696	$499,922	$249,262

Supplemental cash flow information:
Cash paid for income taxes	$378	$354	$552

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

We develop and market Intelligent Bandwidth Management solutions for fixed line and mobile network operators worldwide and provide services associated with such products. Our current and prospective customers include domestic and international wireline and wireless network service providers, utility companies, large enterprises, multiple systems operators and government entities (collectively referred to as “service providers”). Our portfolio of optical switches, multiservice cross-connects and multiservice access platforms serve applications that extend across the network infrastructure, from multiservice access and regional backhaul to the optical core. We believe our products enable network operators to efficiently and cost-effectively provision and manage network capacity to support a wide range of converged services such as voice, video and data.

2.    Summary of Significant Accounting Policies

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

Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original or remaining maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. The Company would recognize an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As of July 31, 2009 and 2008, aggregate cash and cash equivalents and short and long term investments consisted of (in thousands):

July 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$347,696	$—	$—	$347,696
Government securities	577,398	1,767	(53)	579,112

Total	$925,094	$1,767	$(53)	$926,808

July 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$499,922	$—	$—	$499,922
Government securities	441,681	695	(464)	441,912

Total	$941,603	$695	$(464)	$941,834

At July 31, 2009, contractual maturities of the Company’s investment securities were as follows (in thousands):

	Amortized Cost	Fair Market Value
Less than one year	$272,755	$273,387
Due in one to three years	304,643	305,725

Total	$577,398	$579,112

The following tables provide the breakdown of the investments with unrealized losses at July 31, 2009 and 2008 (in thousands):

July 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Government securities	$91,457	$(53)	$—	$—	$91,457	$(53)

Total	$91,457	$(53)	$—	$—	$91,457	$(53)

July 31, 2008
	Less than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Government securities	$174,723	$(464)	$—	$—	$174,723	$(464)

Total	$174,723	$(464)	$—	$—	$174,723	$(464)

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

Revenue Recognition

The Company’s products enable service providers to efficiently and cost-effectively provision and manage multiservice access and optical capacity to support a wide range of converged services such as voice, video and data. As our customer requirements have evolved, the software component of our product has become more than incidental to its functionality. Accordingly, for such arrangements where software is more than incidental to the functionality of the product, the Company recognizes revenue pursuant to the requirements of Statement of Position (SOP) 97-2 “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” The Company applied the provisions of SOP 97-2, as amended, to substantially all of its customer arrangements beginning in the first quarter of fiscal 2009.

In accordance with SOP 97-2, the Company recognizes revenue when all of the following criteria are met: the Company has persuasive evidence of an arrangement with a customer; the Company delivers the products; the fee is fixed or determinable and collection is probable. Evidence of an arrangement generally consists of sales contracts or agreements and customer purchase orders. Product delivery occurs when title and risk of loss are transferred to the customer. If uncertainties exist regarding customer acceptance, the Company recognizes revenue when all uncertainties are resolved. The Company assesses whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. Collectability is assessed based on the creditworthiness of the customer as determined by credit checks and the customer’s payment history to the Company.

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

For arrangements in which the software component was incidental to the functionality of the product, the Company recognized revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.

For arrangements in which the software component is incidental to the functionality of the product and that involve the delivery or performance of multiple elements, the determination as to how the arrangement consideration should be measured and allocated to the separate deliverables of the arrangement was determined in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” When an arrangement involved multiple elements, the entire fee from the arrangement was allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element was met. Fair value for each element was established based on the sales price charged when the same element was sold separately. If fair value did not exist for any undelivered element, revenue was not recognized until the earlier of (i) the delivery of the undelivered element or (ii) fair value of the undelivered element existed, unless the undelivered element was a service, in which case revenue was recognized as the service was performed once the service was the only undelivered element.

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

Goodwill

As a result of our acquisition of Eastern Research, Inc., the Company recorded goodwill in the amount of $20.3 million. Goodwill is the amount by which the cost of acquired net assets exceeds the fair value of those net assets on the date of acquisition. The Company allocates goodwill to reporting units at the time of acquisition and bases that allocation on which reporting units will benefit from the acquired assets and liabilities. A reporting unit is defined as an operating segment or one level below an operating segment, referred to as a component. The Company has determined that it operates as a single reporting unit. The Company assesses goodwill for impairment on an annual basis as required under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) on the last business day of June or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of its reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded equal to that excess.

Intangible Assets

Intangible assets resulting from the acquisition of Eastern Research Inc. are accounted for using the purchase method of accounting and are estimated by management based on the fair value of assets acquired. These intangible assets include acquired technology, customer relationships and trademark. Intangible assets are amortized from one to ten years on a straight-line basis which represents the estimated periods of benefit.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. This periodic review may result in an adjustment of estimated depreciable lives or asset impairment. When indicators of impairment are present, the carrying values of the asset are evaluated in relation to its operating performance and future undiscounted cash flows of the underlying business. If the future undiscounted cash flows are less than the book value, impairment exists. The impairment is measured as the difference between the book value and the fair value of the underlying asset. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are recorded based on temporary differences between the financial statement amounts and the tax bases of assets and liabilities measured using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company periodically evaluates the realization of its net deferred tax assets and records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company complies with FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”), which provides the minimum recognition threshold a tax position must meet before being recognized in the Company’s financial statements. Generally, recognition is limited to situations where, based solely on the technical merits of the tax position, the Company has determined that the tax position is more likely than not to be sustained on audit.

Subsequent Event

The Company evaluated the events and transactions subsequent to its July 31, 2009 balance sheet date and in accordance with SFAS 165 determined that there were no significant events to report through September 29, 2009, which is the date the Company issued its financial statements.

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

Concentrations and Significant Customer Information

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, investments and accounts receivable. The Company invests its excess cash primarily in deposits with commercial banks, high-quality corporate securities and U.S. government securities. For the year ended July 31, 2009, two customers accounted for 19% and 12% of the Company’s revenue. For the year ended July 31, 2008, two customers accounted for 23% and 22% of the Company’s revenue. For the year ended July 31, 2007, two customers accounted for 53%, and 16% of the Company’s revenue. The Company generally does not require collateral for sales to customers, and the Company’s accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At July 31, 2009 more than 67% of the Company’s accounts receivable balance was attributable to five customers. At July 31, 2008, more than 46% of the Company’s accounts receivable balance was attributable to five customers.

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

Allowance for Doubtful Accounts

The Company evaluates its outstanding accounts receivable balances on an ongoing basis to determine whether an allowance for doubtful accounts should be recorded. In fiscal 2008, the Company recorded a $4.1 million write off of a previously reserved bad debt. Activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	Year Ended July 31,
	2009	2008	2007
Beginning balance	$72	$4,132	$4,132
Write off	—	(4,060)	—

Ending balance	$72	$72	$4,132

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

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period less unvested restricted stock. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended July 31,
	2009	2008	2007
Net loss	$(53,572)	$(114)	$(13,205)
Denominator:
Weighted-average shares of common stock outstanding	283,927	282,972	279,588
Weighted-average shares subject to repurchase	(338)	(488)	—

Shares used in per-share calculation—basic	283,589	282,484	279,588

Weighted-average shares of common stock outstanding	283,589	282,484	279,588
Weighted common stock equivalents	—	—	—

Shares used in per-share calculation—diluted	283,589	282,484	279,588

Net loss per share:
Basic	$(0.19)	$(0.00)	$(0.05)

Diluted	$(0.19)	$(0.00)	$(0.05)

Options to purchase 20.5 million, 22.2 million and 10.7 million shares of common stock have not been included in the computation of diluted net loss per share for the years ended July 31, 2009, 2008 and 2007 because their effect would have been antidilutive.

Segment Information

The Company has determined that it conducts its operations in one business segment. For the year ended July 31, 2009, the geographical distribution of revenue was as follows: United States—65%, Netherlands—13%, and all other countries—22%. For the year ended July 31, 2008, the geographical distribution of revenue was as follows: United States—52%, South Africa—20%, Netherlands—11%, and all other countries—17%. For the year ended July 31, 2007, the geographical distribution of revenue was as follows: United States—73%, Netherlands—16%, and all other countries—11%.

Recent Accounting Pronouncements

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for the fiscal years beginning after December 15, 2008 and as a result, is effective for the Company in the first quarter of fiscal 2010. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Pronouncement Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends Statement of Financial Accounting Standard (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted this FSP in the fourth quarter of fiscal 2009 and it did not have a material impact.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted this FSP in the fourth quarter of fiscal 2009 and it did not have a material impact.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted this FSP in the fourth quarter of fiscal 2009 and it did not have a material impact.

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

In April 2009, the FASB issued FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP 141R-1”). FSP 141R-1 amends the provisions in SFAS No. 141(R), “Business Combinations,” (“SFAS 141R”) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS No. 141, “Business Combinations,” (“SFAS 141”) for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and as a result, is effective for the Company in the first quarter of fiscal 2010. The company is currently evaluating the potential impact of FSP 141R-1 on its consolidated financial statement.

On February 12, 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until 2009. The Company adopted FAS 157 beginning August 1, 2008 and deferred the application of SFAS 157 to nonfinancial assets and liabilities until August 1, 2009. The Company is currently evaluating the potential impact of SFAS 157 on its nonfinancial assets and liabilities.

In May 2009, the FASB issued statement No. 165, “Subsequent Events,” (“SFAS 165”). SFAS 165 modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. We adopted the provisions of SFAS 165 for the fourth quarter of fiscal 2009 in accordance with the effective date.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (“SFAS 168”). The FASB Accounting Standards Codification (the Codification) will become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) on July 1, 2009. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP. We have evaluated this new statement, and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In September 2009, the EITF reached final consensus on a new revenue recognition standard, Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” (EITF 08-1). EITF 08-1 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This Issue is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company is currently evaluating the potential impact of EITF 08-1 on its consolidated financial statements.

In September 2009, the EITF reached final consensus on a new revenue recognition standard, Issue No. 09-3, “Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements” (EITF 09-3). EITF 09-3 amends the scope of AICPA Statement of Position 97-2, Software Revenue Recognition to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. This Issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this Issue unless it also elects early application of Issue 08-1. The Company is currently evaluating the potential impact of EITF 09-3 on its consolidated financial statements

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

During the fourth quarter of fiscal 2009, and in connection with the preparation of its revised plan for fiscal 2010 and its outlook beyond, the Company updated its estimates of future demand for its core and access products. The revised outlook resulted in a projection of lower discounted cash flows. The combination of current business, economic and market conditions, together with our current estimate of future demand and the resultant cost reduction actions initiated during our fourth quarter, combined to give rise to an impairment in the carrying value of the Company’s goodwill and intangible assets during the fourth quarter of fiscal 2009. The Company recorded an impairment charge of $20.3 million for the entire carrying value of goodwill and an impairment charge of $2.8 million for the remaining carrying value of identified intangible assets.

The Company has undertaken certain restructuring activities at Eastern Research. These activities, which include reductions in staffing and the elimination of a facility, were accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. The cost of these actions was charged to the cost of the acquisition and a corresponding liability of $1.8 million was recorded in accrued restructuring. In accordance with EITF Issue No. 95-3, the Company finalized its restructuring plans within one year from the date of the acquisition.

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

Pro Forma
Year Ended July 31,
2007
(Unaudited)
Revenue	$159,421
Net loss	$(17,305)
Net loss per share:
Basic	$(0.06)
Diluted	$(0.06)

4.	Inventories

Inventories consisted of the following at July 31, 2009 and 2008 (in thousands):

	2009	2008
Raw materials	$6,755	$3,644
Work in process	500	2,843
Finished goods	8,803	17,263

Total	$16,058	$23,750

5.	Property and Equipment

Property and equipment consisted of the following at July 31, 2009 and 2008 (in thousands):

	2009	2008
Computer software and equipment	$70,088	$82,133
Land	3,000	3,000
Furniture and office equipment	2,198	2,213
Leasehold improvements	7,852	7,056

	83,138	94,402
Less accumulated depreciation	(69,796)	(73,965)

Total	$13,342	$20,437

Depreciation expense was $10.4 million, $9.1 million and $6.6 million for the years ended July 31, 2009, 2008 and 2007, respectively.

The Company owns approximately 102 acres of land in Tyngsborough, Massachusetts.

In accordance with the requirements of SFAS 144, the Company is required to test certain long-lived assets when indicators of impairment are present. During the fourth quarter of fiscal 2009, and in connection with the preparation of its revised plan for fiscal 2010 and its outlook beyond, the Company updated its estimates of future demand for its core and access products. The revised outlook resulted in a projection of lower discounted cash flows. The Company concluded an assessment for impairment should be conducted for its long-lived assets in the fourth quarter of fiscal 2009. The Company determined that the carrying value of certain fixed assets exceeded their fair value. As a result, the Company recorded an impairment charge of $1.1 million in the fourth quarter of fiscal 2009 to write down certain fixed assets to their estimated fair value.

6.	Goodwill and Intangible Assets

As a result of its acquisition of Eastern Research, Inc., the Company recorded goodwill in the amount of $20.3 million. This amount represented the remaining excess of the total purchase price of the Eastern Research acquisition over the fair value of the net assets acquired. In accordance with SFAS 142, the Company tests goodwill for impairment on an annual basis, which we have determined to be the last business day of our fiscal month June each year. The Company also tests goodwill between annual tests if an event occurs or circumstances change that indicate that the fair value of the reporting unit may be below its carrying value. The Company also reviews other long-lived assets, including purchased intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable in accordance with SFAS 144.

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. Discount rates are based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity. The WACC used to test goodwill is derived from a group of comparable companies. The cash flows employed in the DCF analysis are derived from internal earnings and forecasts and external market forecasts. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount of goodwill to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, whereby the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

During the fourth quarter of fiscal 2009, and in connection with the preparation of its revised plan for fiscal 2010 and its outlook beyond, the Company updated its estimates of future demand for its core and access products. The revised outlook resulted in a projection of lower discounted cash flows. The Company is continuing with its plan to streamline operations and to pace development efforts with a more measured approach toward future offerings, while maintaining the resources to meet customer commitments and advance selective new opportunities. Accordingly, the Company determined that for its single reporting unit the carrying amount of its net assets exceeded its fair value, indicating that a potential impairment existed. After completing the second step of the goodwill impairment test, the Company recorded a goodwill impairment charge during the fourth quarter of 2009 of $20.3 million.

The changes in the carrying amount of goodwill during the year ended July 31, 2009 and 2008 were as follows:

	2009	2008
Beginning balance	20,334	20,334
Goodwill impairment	20,334	—
Adjustments to previously recorded goodwill	—	—

Ending balance	$0	$20,334

There was no impairment of goodwill in fiscal 2008 or 2007.

Intangible Assets

In accordance with the requirements of SFAS 144, the Company is required to test certain long-lived assets when indicators of impairment are present. For the purposes of the SFAS 144 test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. During the fourth quarter of fiscal 2009, and in connection with the preparation of its revised plan for fiscal 2010 and its outlook beyond, the Company updated its estimates of future demand for its core and access products. The revised outlook resulted in a projection of lower discounted cash flows. The Company concluded an assessment for impairment should be conducted for its intangible assets in the fourth quarter of fiscal 2009. The Company tested the long-lived assets in question for recoverability by comparing the sum of the undiscounted cash flows attributable to each respective asset group to their carrying amounts, and determined that the carrying amounts were not recoverable. Management then evaluated the fair values of each long-lived asset of the potentially impaired long-lived asset group to determine the amount of the impairment, if any. The fair value of each intangible asset was based primarily on an income approach, which is a present value technique used to measure the fair value of future cash flows produced by the asset. The Company estimated future cash flows over the remaining useful life of each intangible asset. As a result of this analysis, the Company determined that its intangible assets related to completed technology, and customer relationships, had carrying values that exceeded their estimated fair values. As a result, an impairment charge of $2.8 million was recorded in fourth quarter of 2009.

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

Components of the Company’s acquired intangible assets are comprised of the following:

	July 31, 2009				July 31, 2008
	Gross	Impairment Charges	Accumulated Amortization	Net	Gross	Impairment Charges	Accumulated Amortization	Net
Trademarks	$400	$—	$(400)	$—	$400	$—	$(400)	$—
Customer relationships	4,522	(1,619)	(2,903)	—	7,000	(2,478)	(2,222)	2,300
Technology	5,032	(1,197)	(3,835)	—	7,000	(1,968)	(3,332)	1,700

Total	$9,954	$(2,816)	$(7,138)	$—	$14,400	$(4,446)	$(5,954)	$4,000

Amortization expense of purchased intangible assets was $1.2 million $3.0 million and $4.3 million for the years ended July 31, 2009, 2008 and 2007 respectively.

7.	Commitments

Operating Leases

Rent expense under operating leases was $2.3 million, $2.6 million and $2.7 million for the years ended July 31, 2009, 2008 and 2007, respectively. At July 31, 2009, future minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

2010	$2,383
2011	2,046
2012	1,442
2013	—
Thereafter	—

Total future minimum lease payments	$5,871

There is also $3.4 million in inventory and other purchase commitments which apply to fiscal year 2010.

8.	Income Taxes

The following table presents the components of our provision (benefit) for income taxes (in thousands):

	July 31,
	2009	2008	2007
Current:
Federal	$(145)	$176	$572
State	(2)	67	4
Foreign	334	185	123

	187	428	699

Deferred:
Federal	(296)	155	142
State	(28)	14	13
Foreign	(95)	—	—

	(419)	169	155

Total tax provision (benefit)	$(232)	$597	$854

A reconciliation between the statutory federal income tax rate and the Company’s effective tax follows (in thousands):

	July 31,
	2009	2008	2007
Statutory federal income tax (benefit)	$(18,830)	$169	$(4,323)
State taxes, net of federal benefit	(1,172)	73	(757)
In-process research and development	—	—	4,340
Research and development credits	(155)	(216)	(1,332)
Valuation allowance	13,224	239	2,573
Non-deductible goodwill impairment	6,513	—	—
Other	188	332	353

Tax expense (benefit)	$(232)	$597	$854

The components of the Company’s net deferred tax assets at July 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Net operating loss	$272,769	$269,306
Credit carryforwards	22,604	18,706
Restructuring and related accruals	5,340	6,455
Accrued expenses	1,740	2,178
Share based compensation expense	37,065	37,043
Capital loss	2,163	1,330
Depreciation	5,556	4,375
Other, net	6,488	3,566

Total deferred tax assets	353,725	342,959

Deferred tax liabilities:
Identified intangibles from acquisition	—	(1,530)
Indefinite lived intangibles	—	(324)

Total deferred tax liabilities	0	(1,854)

Net deferred tax asset	353,725	341,105
Valuation allowance	(353,630)	(341,429)

Net deferred tax assets (liabilities)	$95	$(324)

Substantially all of the income (loss) before income taxes as shown in the Consolidated Statement of Operations for the years ended July 31, 2009, 2008 and 2007 is derived in the United States. Certain foreign wholly owned subsidiary companies are compensated on a cost plus basis resulting in the recognition of foreign taxable income and tax expense.

During the years ended July 31, 2009, 2008 and 2007 the Company did not record a current tax benefit for the net operating losses due to the Company’s substantial losses.

At July 31, 2009, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $768.1 million and $186.6 million, respectively. The federal and state net operating loss carryforwards will expire at various dates through 2029. The Company also had federal and state research and development credit carryforwards of approximately $11.0 million and $10.5 million, respectively, which begin to expire in 2020 and 2014, respectively.

The occurrence of ownership changes, as defined in Section 382 of the Internal Revenue Code, as amended, is not controlled by the Company, and could significantly limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

The Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets and has established a valuation allowance of approximately $353.6 million for such assets, which are comprised principally of net operating loss carryforwards, research and development credits and stock based compensation. The Company recorded an increase to the valuation allowance of $12.2 million and a decrease to the valuation allowance of $3.7 million for the years ended July 31, 2009 and July 31, 2008, respectively, which offset the change in the net deferred tax assets. The increase in the valuation allowances for the year ended July 31, 2009 was the result of significant realized net operating losses, increased non deductible reserves and tax credits balances. The decrease in the valuation allowance for the year ended July 31, 2008 was the result of the settlement of various book reserves offset by increases in net operating losses.

In accordance with SFAS 142 and as a result of the fiscal year 2007 acquisition of Eastern Research, the Company had recorded a valuation allowance in excess of its net deferred tax assets. The excess was computed based on the difference between the book and tax basis of indefinite lived intangible assets that was not expected to reverse during the net operating loss carryforward period. For the fiscal year ended July 31, 2009, the Company wrote off its indefinite lived intangibles resulting in a $0.3 million deferred tax benefit from the reversal of the accumulated deferred tax liability.

Included in the net operating loss carryforwards are stock option deductions of approximately $125.0 million. The benefits of these stock option deductions approximate $47.8 million and will be credited to additional paid-in capital when realized or recognized. As of July 31, 2009, the Company had net operating loss carryforwards of approximately $5.9 million related to the exercise of stock options subsequent to the adoption of SFAS 123R. This amount represents the excess benefit as defined by SFAS 123R and has not been included in the gross deferred tax asset reflected for net operating losses. The benefit of approximately $2.2 million will be credited to additional paid-in capital when the Company recognizes a cash savings.

At August 1, 2008, the Company had provided a liability of $1.2 million for unrecognized tax benefits related to various foreign income tax matters. As of July 31, 2009, the total amount of unrecognized tax liability is $1.3 million. If recognized, the entire amount would impact the Company’s effective tax rate. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2009	2008
Beginning balance	$1,191	$928
Increase for prior years	—	—
Increase for current year	158	263
Reductions related to settlement with tax authorities	—	—
Reductions related to expiration of statute of limitations	—	—

Ending balance	$1,349	$1,191

As of July 31, 2009, the total amount of accrued interest and penalties is $0.3 million As of July 31, 2008, the Company had accrued $0.2 million of interest and penalties related to uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international, and state income taxes.

9.    Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors (the “Board”) has the authority to issue up to 5,000,000 shares of preferred stock without stockholder approval in one or more series and to fix the rights, preferences, privileges and restrictions of ownership. No shares of preferred stock were outstanding at July 31, 2009 or July 31, 2008.

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

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations for the years ended July 31, 2009, 2008 and 2007 (in thousands):

	July 31,
	2009	2008	2007
Cost of product revenue	$300	$346	$172
Cost of service revenue	294	279	161
Research and development	2,007	1,767	1,707
Sales and marketing	1,183	1,124	2,184
General and administrative	902	975	1,129

Share-based compensation expense before tax	4,686	4,491	5,353
Income tax benefit	—	(148)	(134)

Net compensation expense	$4,686	$4,343	$5,219

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2009, 2008 and 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

During fiscal year 2007 the Company modified the terms of certain equity awards for a former executive to allow for continued vesting and approximately 75 employees to allow additional time to exercise the awards. As a result of these modifications, the Company recorded additional non-cash, stock-based compensation expense of $2.3 million.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	July 31,
	2009	2008	2007
Expected option term (1)(2)	5.9 years	5.9 years	6.3 years
Expected volatility factor (3)	43.1%	46.0%	54.9%
Risk-free interest rate (4)	2.2%	3.8%	4.7%
Expected annual dividend yield	0.0%	0.0%	0.0%

(1)	Beginning in the second quarter of fiscal 2008, the Company determined the expected option term for several groups of employees based on the average expected terms for certain groups of employees who have historically exhibited different behavior.
(2)	The expected option term for fiscal year 2007 and the first quarter of fiscal 2008 were determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.
(4)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Incentive Plans

The Company has outstanding equity awards issued under several legacy equity plans and equity plans assumed as result of previous acquisitions, including the 1998 Stock Incentive Plan (the “1998 Plan”), the 1999 Stock Incentive Plan (the “1999 Plan”), the Sirocco 1998 Stock Option Plan, the Eastern Research, Inc. Stock Option Plan, and the 1999 Non-employee Director Stock Option Plan (the “1999 Director Plan”). Although each of these equity incentive plans remains in effect and has awards outstanding, upon stockholder approval of the Company’s 2009 Stock Incentive Plan (the “2009 Plan”) and the Company’s 2009 Non-employee Director Stock Option Plan (the “2009 Director Plan”), the Board has committed to make future equity awards exclusively from the 2009 Plan and the 2009 Director Plan, each as described below.

2009 Stock Incentive Plan

The 2009 Plan was approved by the Company’s Board on November 10, 2008 and became effective upon the approval of the Company’s stockholders on January 6, 2009. The 2009 plan has a ten year term. The 2009 Plan reserves 28,000,000 shares of common stock for issuance of awards, subject to increase by the number of shares granted under the Company’s 1998 and 1999 Plans that are not exercised or are forfeited, lapse or expire to the extent such shares would otherwise again have been available for issuance under such plans. In addition, any shares subject to an award granted under the 2009 Plan that are not exercised or are forfeited, lapse or expire also will be available for future grants of awards under the 2009 Plan. The number of shares available for issuance under the 2009 Plan is subject to adjustment in the event of a merger, stock split, stock dividend, and certain other changes in capitalization.

The 2009 Plan authorizes grants of awards including incentive stock options, nonqualified stock options, restricted stock, restricted stock units, performance awards and other awards to officers, directors, employees and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board has broad discretion to (i) interpret and construe the relevant provisions of the 2009 Plan, (ii) to determine which individuals are eligible to receive awards under the Plan and (iii) to determine the terms and conditions for awards under the Plan, including the number of shares, vesting conditions and any required service criteria. Under the 2009 Plan, stock options may not be granted with an exercise price less than the fair market value of the underlying shares of commons stock on the date of grant. Option awards have a maximum term of ten years and generally vest over a three to five year period. Certain change in control transactions may cause awards granted under the 2009 Plan to vest at an accelerated rate unless the awards are assumed or substituted for in connection with the transaction. As of July 31, 2009 a total of 29,148,833 shares were available for grant under the 2009 Plan.

2009 Non-employee Director Stock Option Plan

On January 6, 2009, our stockholders also approved the Company’s 2009 Director Plan, which is a formula plan to provide stock options to the Company’s non-employee directors. Each non-employee director, upon initial appointment as a director, is granted an option to purchase 90,000 shares of common stock which vests over three years and, immediately following each annual meeting of stockholders, is automatically granted an option to purchase 30,000 shares of common stock which vests on the earlier of the next annual meeting of stockholders or one year. These stock options are the only awards that may be granted to non-employee directors under the 2009 Director Plan.

The 2009 Director Plan reserves 1,200,000 shares of common stock for issuance of awards, subject to increase by the number of shares granted under the Company’s 1999 Director Plan that are not exercised, expire or otherwise terminate to the extent such shares would otherwise again be available for issuance under the 1999 Director Plan. In addition, shares subject to an option granted under the 2009 Director Plan that are not exercised, expire or otherwise terminate without delivery of any common stock subject thereto also will be available for future grants of stock options under the 2009 Director Plan. Our Compensation Committee of the Board administers the 2009 Director Plan and, subject to certain restrictions contained in the Plan, has the power to construe it and to adopt rules and regulations for the administration of the Plan. Stock options under the 2009 Director Plan have a maximum ten year term and may not be granted with an exercise price less than the fair market value of the underlying shares of common stock on the date of grant. Certain change in control transactions will cause awards granted under the 2009 Plan to vest at an accelerated rate unless the awards are assumed or substituted for in connection with the transaction. At July 31, 2009, 1,110,000 shares were available for grant under the 2009 Director Plan.

Stock Option Activity

Stock option activity under all of the Company’s stock plans during the year ended July 31, 2009 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at July 31, 2008	22,666,960	$6.03	5.5

Options granted	525,125	2.85
Options exercised	(394,123)	1.41
Options canceled	(2,309,713)	8.88

Outstanding at July 31, 2009	20,488,249	$5.72	4.0

Options vested and expected to vest	20,204,696	$5.75	4.0

Options exercisable at end of period	16,372,783	$6.25	3.2

The weighted average fair value of stock options granted on dates of grant was $1.25, $1.80 and $2.15 during fiscal years 2009, 2008 and 2007, respectively.

The intrinsic value of stock options exercised, calculated as the difference between the market value of the shares on the exercise date and the exercise price of the option, was $0.7 million, $2.8 million and $1.7 million for fiscal years 2009, 2008 and 2007, respectively.

The total cash received from employees as a result of employee stock option exercises during fiscal years 2009, 2008 and 2007 was $0.6 million, $10.9 million and $2.7 million, respectively.

As of July 31, 2009, there was $7.4 million of total unrecognized compensation cost related to nonvested, share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock

Restricted stock may be issued to employees, officers, directors and consultants of the Company. The vesting period is generally three to five years. The Company issued 661 thousand shares of restricted stock during the year ended July 31, 2008, and no restricted stock during the years ended July 31, 2009 and 2007.

The following table summarizes the status of the Company’s nonvested restricted shares since July 31, 2008:

	Number of Shares	Weighted Average Fair Value
Nonvested at July 31, 2008	478,321	$3.71

Granted	—	—
Vested	(205,331)	3.70
Forfeited	(17,416)	3.70

Nonvested at July 31, 2009	255,574	$3.71

The total fair value of shares vested during fiscal 2009, 2008 and 2007 was approximately $760 thousand, $553 thousand and $1 thousand, respectively.

Treasury Stock

Treasury stock relates to the repurchase upon employee terminations of unvested shares of restricted stock and options exercised prior to vesting. The shares of treasury stock held are either retired or reissued upon the exercise of options or the issuance of other share-based equity awards. At July 31, 2009 the Company held no shares of treasury stock and also repurchased 17,416 shares and retired 22,417 shares of treasury stock at its acquisition cost of $0.

11.    Employee Benefit Plan

The Company sponsors a defined contribution plan covering substantially all of its employees which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. Company matching contributions of $0.7 million, $0.8 million and $0.8 million were made to the plan during fiscal 2009, 2008 and 2007, respectively.

12.    Restructuring Charges

During fiscal 2009, the Company recorded restructuring charges of $4.0 million of which $3.6 million was charged to operating expense and $0.4 million to cost of product revenue. The charges include workforce reductions primarily in sales, marketing, manufacturing and general administrative functions during the first and second quarters of fiscal 2009 totaling $1.1 million ($0.8 million operating expense and $0.3 million cost of product revenue). In the fourth quarter of fiscal 2009, the Company announced further workforce reductions. Certain of those actions, primarily affecting research and development, were completed during the fourth quarter of fiscal 2009 resulting in a charge of $2.3 million. The charge for workforce reductions primarily relates to employee separation packages, which include severance pay, benefits continuation and outplacement costs. In addition, the Company revised its estimate of rent and other facility costs associated with the consolidation of its New Jersey facility resulting in a charge of $0.6 million. The aggregate fourth quarter fiscal 2009 charge was $2.9 million ($2.8 million charged to operating expense and $0.1 million charged to cost of product revenue). As of July 31, 2009, remaining restructuring payments associated with these actions were $2.5 million.

The remaining workforce reduction actions initiated during the fourth quarter of fiscal 2009 were implemented in August 2009 and will result in a charge of approximately $3.3 million in the first quarter of fiscal 2010. This charge primarily relates to employee separation packages, which include severance pay, benefits continuation and outplacement costs. In addition, in connection with a decision to exercise the early termination option with regard to our New Jersey facility lease, we agreed to turn the property back to the lessor in advance of the early termination date in return for the cancellation of an early termination penalty and other consideration. Accordingly, we will also record a charge of approximately $2.0 million during the first quarter of fiscal 2010 to reflect our non-cancellable lease obligation through the early termination date.

During the first quarter of 2008, we completed a consolidation of our Moorestown, New Jersey facility and recorded a restructuring charge of $2.0 million. This consolidation was in conjunction with the decision in the fourth quarter of fiscal 2008 to reduce our workforce across the Company. We completed these actions to better align development resources with future growth opportunities, further improve operational efficiencies, and capitalize on additional acquisition synergies. As a result of these actions, we recorded a restructuring charge related to rent and other facility charges related to our Moorestown facility. The charge in first quarter of fiscal 2008 also includes severance costs related to several employees affected by the fourth quarter fiscal 2007 workforce reduction who were placed on transition programs and whose employment was terminated in the first quarter of fiscal 2008. In the third quarter of fiscal 2008 we recorded an additional restructuring charge related to the consolidation of our Moorestown facility of $0.4 million. The charge was based on a revised lower estimate of future sublease income and a lease termination fee.

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

We may need to take similar steps in the future.

As of July 31, 2009, remaining future cash payments associated with these actions approximated $2.5 million and consist primarily of lease payments to be made over the next three years. A rollforward of the restructuring accrual is summarized below (in thousands):

	Accrual Balance at July 31, 2007	Additions	Adjustments	Payments	Accrual Balance at July 31, 2008
Workforce reduction	$1,708	$(10)	$—	$1,675	$23
Facility consolidations and certain other costs	177	2,378	(1,149)	748	658

Total	$1,885	$2,368	$(1,149)	$2,423	$681

	Accrual Balance at July 31, 2008	Additions	Payments	Accrual Balance at July 31, 2009
Workforce reduction	$23	$3,452	$1,628	$1,847
Facility consolidations and certain other costs	658	532	528	662

Total	$681	$3,984	$2,156	$2,509

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

SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of the Company measured at fair value on a recurring basis as of July 31, 2009, are summarized as follows (in thousands):

Description	July 31, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash Equivalents	$347,696	$347,696	$—	$—
Available-for-sale securities	579,112	579,112	—	—

Total Assets	$926,808	$926,808	$—	$—

Cash Equivalents

Cash equivalents of $348 million consisting of money market funds and federal government and government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Available-For-Sale Securities

Available-for-sale securities of $579 million consisting of federal government and government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 expands the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. On August 1, 2008, the Company adopted SFAS 159 and has elected not to measure any additional financial instruments and other items at fair value.

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

On April 3, 2009, the Plaintiffs submitted to the Court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes the Company, the underwriter defendants in its class action lawsuit, and the plaintiff class in its class action lawsuit. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. The settlement is subject to termination by the parties under certain circumstances, and is subject to Court approval. The final settlement hearing was held on September 10, 2009. To date, the Court has not issued a ruling on the settlement.

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

Derivative Lawsuits

On May 31, 2006, a purported shareholder derivative action, captioned Weisler v. Barrows (“Weisler”), was filed in the United States District Court for the District of Delaware (the “Delaware Court”), on the Company’s behalf, against it as nominal defendant, the Company’s Board of Directors and certain of its current and former officers (as amended on October 4, 2006). The plaintiff derivatively claimed, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934, Section 304 of the Sarbanes-Oxley Act of 2002, and breaches of fiduciary duty by the defendants in connection with the Company’s historical stock option granting practices. The plaintiff sought unspecified damages, profits, the return of compensation paid by the Company, an injunction and costs and attorneys’ fees. Substantially similar actions, captioned Vanpraet v. Deshpande (“Vanpraet”) and Patel v. Deshpande (“Patel”), were filed in the United States District Court for the District of Massachusetts on June 28, 2006 and July 13, 2006, respectively (the “Massachusetts Court”), and Ariel v. Barrows (“Ariel”) was filed on July 21, 2006 in the United States District Court for the Eastern District of New York (the “New York Court”). None of the plaintiffs made presuit demand on the Company’s Board of Directors prior to filing suit. By Memorandum and Order dated November 6, 2006, the Delaware Court transferred Weisler to the District of Massachusetts. By stipulation of the parties, on November 21, 2006, the New York Court transferred Ariel to the District of Massachusetts. By margin order dated May 24, 2007, the Massachusetts Court consolidated Weisler, Vanpraet, Patel and Ariel (the “Federal Action”). Subsequent to that consolidation, plaintiffs in the Federal Action served a demand letter on the Company, which has since been refused. The Federal Action did not seek affirmative relief from the Company. On May 1, 2009, the Massachusetts Court approved the plaintiff’s voluntary dismissal of the Federal Action without prejudice, except as to demand futility, which was dismissed with prejudice.

In October 2007, a purported Sycamore Networks, Inc. shareholder filed a complaint for violation of Section 16 of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company’s Initial Public Offering underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., in District Court for the Western District of Washington (“District Court”) seeks recovery of short-swing profits. On April 28, 2008, the district court established a briefing schedule for motions to dismiss and ruled that all discovery be stayed pending resolution of the motions to dismiss. The District Court found the motions appropriate for oral argument which was held on January 6, 2009. On March 16, 2009, the District Court issued an order dismissing the case. On March 31, 2009, the plaintiff appealed, and the Appeals Court established a briefing schedule. The Company is named as a nominal defendant. No recovery is sought from the Company in this matter.

Other Matters

On June 29, 2006, a former employee of the Company filed a complaint against the Company and the Company’s Chief Executive Officer in Massachusetts Superior Court alleging, among other things, claims relating to wrongful termination of an employment agreement, fraud in the inducement, retaliation and claims relating to certain of the Company’s stock option grant practices in 1999-2001. The complaint demanded lost wages, unspecified monetary damages and reinstatement of medical benefits, among other things. The case was moved to the Business Litigation Session of the Suffolk County Superior Court and, following an oral hearing on a motion to dismiss, the case was ordered dismissed on January 24, 2007. The plaintiff has filed a Notice of Appeal of the order and judgment. Appellate briefing was completed on May 1, 2009. Oral argument has been scheduled for October 14, 2009.

From time to time the Company is a party to litigation and other disputes which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation assumed under that guarantee. As of July 31, 2009, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations, indemnifications for intellectual property infringement claims and indemnifications for officers and directors.

In the normal course of business, the Company may also agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements at July 31, 2009 or July 31, 2008 as the Company believes the fair value is not material.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not limited; however, the Company has directors and officers insurance coverage that reduces its exposure and may enable the Company to recover a portion of any future amounts paid. The Company has incurred expenses under these agreements of $0.01 million, $2.1 million and $2.4 million for fiscal years 2009, 2008 and 2007 respectively, on behalf of eligible persons for legal fees incurred by them in connection with the stock option investigations, the resulting restatement of previously issued financial statements and the subsequent inquiry by the SEC and DOJ of information and documentation related thereto. Due to the Company’s inability to estimate its liabilities in connection with these agreements, the Company has not recorded a liability for these agreements at July 31, 2009 or July 31, 2008. The Company maintains insurance policies whereby certain payments may be recoverable subject to the terms and conditions provided in such policies. During fiscal 2009, the Company received $3.7 million in recoveries under such policies.

Warranty Liability

The Company records a warranty liability for parts and labor on its products at the time revenue is recognized. Warranty periods are generally three years from installation date. The estimate of the warranty liability is based primarily on the Company’s historical experience in product failure rates and the expected material and labor costs to provide warranty services.

The following table summarizes the activity related to the product warranty liability (in thousands):

	Year Ended July 31,
	2009	2008
Beginning Balance	$3,829	$3,400
Accruals for warranties during the period	332	3,212
Settlements	(536)	(2,765)
Adjustments	(759)	(18)

Ending Balance	$2,866	$3,829

15.    Selected Quarterly Financial Data (Unaudited)

Consolidated Statement of Operations Data:
(in thousands, except per share amounts)
	October 25, 2008	January 24, 2009	April 25, 2009	July 31, 2009
Revenue	$15,431	$11,698	$22,983	$17,245
Cost of revenue	9,358	8,504	10,413	10,194

Gross profit	6,073	3,194	12,570	7,051

Operating expenses:
Research and development	11,455	12,912	13,042	12,725
Sales and marketing	4,074	3,644	3,648	3,185
General and administrative	1,735	1,518	2,320	2,625
Asset impairment	—	—	—	24,209
Restructuring	628	189	—	2,783

Total operating expenses	17,892	18,263	19,010	45,527

Loss from operations	(11,819)	(15,069)	(6,440)	(38,476)
Interest and other income, net	5,994	5,026	3,831	3,149

Loss before income taxes	(5,825)	(10,043)	(2,609)	(35,327)
Income tax expense (benefit)	(46)	88	123	(397)

Net loss	$(5,779)	$(10,131)	$(2,732)	$(34,930)

Basic and diluted net loss per share	$(0.02)	$(0.04)	$(0.01)	$(0.12)

Consolidated Statement of Operations Data:
(in thousands, except per share amounts)
	October 27, 2007	January 26, 2008	April 26, 2008	July 31, 2008
Revenue	$37,986	$41,451	$20,966	$15,093
Cost of revenue	19,080	21,297	11,248	10,940

Gross profit	18,906	20,154	9,718	4,153

Operating expenses:
Research and development	10,764	11,490	12,232	12,911
Sales and marketing	5,243	5,266	4,980	5,552
General and administrative	4,993	4,473	2,901	3,613
Asset impairment	—	—	—	4,446
Restructuring	1,975	(78)	471	—

Total operating expenses	22,975	21,151	20,584	26,522

Loss from operations	(4,069)	(997)	(10,866)	(22,369)
Interest and other income, net	11,411	10,883	8,614	7,876

Income (loss) before income taxes	7,342	9,886	(2,252)	(14,493)
Income tax expense (benefit)	331	190	491	(415)

Net income (loss)	$7,011	$9,696	$(2,743)	$(14,078)

Basic and diluted net income (loss) per share	$0.02	$0.03	$(0.01)	$(0.05)

Quarterly basic and diluted net income (loss) per share may not add up to the annual amount due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management concluded that, as of July 31, 2009, our internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of July 31, 2009, as stated in their report that appears on page 48 of this Form 10-K.

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

The information set forth under the heading “Executive Officers” in Part I hereof and set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on January 5, 2010, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2009, is incorporated herein by reference.

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

The information appearing under the heading “Executive Officers” in Part I hereof and set forth under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on January 5, 2010, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2009, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the heading “Equity Compensation Plan Information” in Part II hereof and under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” appearing in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on January 5, 2010, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2009, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Certain Relationships and Related Transactions” and “Director Independence” appearing in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on January 5, 2010, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2009, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Principal Accounting Fees and Services” and “Audit Committee Pre-Approval Policy” appearing in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on January 5, 2010, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2009, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

The financial statements listed in the accompanying Index to Consolidated Financial Statements on page 47 are filed as part of this report.

2.	Financial Statement Schedules

None

3.	Exhibits

Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated April 12, 2006 and amended and restated as of August 3, 2006, by and among Sycamore Networks, Inc., Bach Group LLC, Allen Organ Company, MusicCo, LLC, LandCo Real Estate, LLC, AOC Acquisition, Inc. and the Representative of the Holders of Capital Stock of Allen Organ Company. (15)

3.1	Amended and Restated Certificate of Incorporation of the Company (3)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (5)

3.4	Amended and Restated By-Laws of the Company (17)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (3)(5)

*10.1	1998 Stock Incentive Plan, as amended (1)

*10.2	1999 Non-Employee Directors’ Stock Option Plan (17)

*10.3	1999 Stock Incentive Plan, as amended (17)

*10.4	2009 Non-Employee Directors’ Stock Option Plan (19)

*10.5	2009 Stock Incentive Plan (19)

*10.6

Form of Indemnification Agreement between Sycamore, the Directors of Sycamore Networks, Inc.

and Executive Officers of Sycamore Networks, Inc., dated as of November 17, 1999, October 15, 2002, October 5, 2004, January 11, 2005, September 6, 2007, August 1, 2007, November 13, 2007 or December 11, 2007 (2)

*10.7	Form of Amended Change in Control Agreement between Sycamore Networks, Inc. and Executive Officers of Sycamore Networks, Inc. dated as of December 18, 2008 (18)

*10.8	Sirocco Systems, Inc. 1998 Stock Plan (4)

+10.9	Manufacturing Services Agreement between Sycamore Networks, Inc. and Plexus Services Corp. (7)

10.10	Lease Agreement between Sycamore Networks, Inc. and New Boston Mill Road Limited Partnership dated March 8, 2000 (3)

Number	Exhibit Description
+10.11	Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint (8)

+10.12	Exhibit I dated February 25, 2004 to the Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint (9)

+10.13	Master Purchase Agreement for Technical Equipment and Related Services dated April 22, 2004 between Sycamore Networks, Inc. and Sprint/United Management Company, including Amendment No. 1 dated June 29, 2004 and Amendment No. 2 dated July 19, 2004 (10)

+10.14	Amendment No. 1 to Manufacturing Services Agreement between Sycamore Networks, Inc. and Plexus Services Corp. dated July 26, 2004 (10)

*10.15	Letter Agreement between Sycamore Networks, Inc. and Alan Cormier (11)

+10.16	Agreement for the Provision of Hardware, Software, Training, Support and Maintenance and Project Management Services to Vodafone Limited between Vodafone Limited and Sycamore Networks, Inc. dated November 16, 2000, as amended by amendments 1 through 5 (11)

+10.17	Amendment No. 2 dated March 29, 2005, and effective as of October 1, 2004, to the Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint (12)

+10.18

Amendment No. 3 dated June 16, 2005 to the United States Reseller Agreement between Sycamore Networks, Inc. and Sprint Communications Company, L.P. Government Systems Division dated

January 6, 2004 (13)

+10.19

Amendment No. 4 dated June 1, 2005 to the United States Reseller Agreement between Sycamore Networks, Inc. and Sprint Communications Company, L.P. Government Systems Division dated

January 6, 2004 (13)

+10.20	Agreement for the Provision of Hardware, Software, Training, Support and Maintenance and Project Management Services to Vodafone Libertel N.V. dated June 12, 2002 (13)

+10.21	Amendment No. 1 dated February 2, 2004 to Agreement for the Provision of Hardware, Software, Training, Support and Maintenance and Project Management Services to Vodafone Libertel N.V. dated June 12, 2002 (13)

+10.22	Purchase Agreement between Sycamore Networks Inc., Chelmsford, MA, USA and Siemens AG Munich, Germany dated June 13, 2002, as amended as of August 8, 2005 (14)

*10.23	Letter Agreement between Sycamore Networks, Inc. and John B. Scully dated September 6, 2006. (16)

*10.24	Relocation Offer and Agreement between Sycamore Networks, Inc. and John B. Scully dated May 4, 2007. (16)

*10.25	Relocation Offer and Agreement between Sycamore Networks, Inc. and John B. Scully dated January 26, 2009

+10.26	First Amendment to Lease between Sycamore Networks, Inc. and Lakn Marlton Associates, LLC dated February 14, 2006. (16)

10.27	Eastern Research, Inc. Stock Option Plan (16)

*10.28	Amendment Number 1 to the Non-Qualified Stock Option Agreement with Kevin Oye, dated April 29, 2002 (16)

10.29	Letter Agreement between Sycamore Networks, Inc. and Paul F. Brauneis dated October 12, 2007 (17)

21.1	List of subsidiaries

Number	Exhibit Description
23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635) filed with the Commission on August 6, 1999, as amended.
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 1999 filed with the Commission on December 13, 1999.
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630) filed with the Commission on February 17, 2000, as amended.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2000 filed with the Commission on October 24, 2000.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Commission on March 13, 2001.
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2001 filed with the Commission on June 12, 2001.
(7)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2003 filed with the Commission on October 21, 2003.
(8)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 24, 2004 filed with the Commission on February 12, 2004.
(9)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 24, 2004 filed with the Commission on May 13, 2004.
(10)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2004 filed with the Commission on August 23, 2004.
(11)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 29, 2005 filed with the Commission on February 25, 2005.
(12)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 filed with the Commission on September 12, 2005, as amended.
(13)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2005 filed with the Commission on October 11, 2005, as amended.
(14)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2005 filed with the Commission on November 29, 2005.
(15)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Commission on August 4, 2006.
(16)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2006 filed with the Commission on June 21, 2007.
(17)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Commission on November 28, 2007.
(18)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Commission on December 23, 2008.
(19)	Incorporated by reference to Sycamore Networks, Inc.’s Registrations statement on Form S-8 (Registration Statement No. 333-1569599) filed with the Commission on January 6, 2009.

*	Denotes a management contract or compensatory plan or arrangement.
+	Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b)	Exhibits

The Company hereby files as part of this Form 10-K the exhibits listed in the Exhibit Index beginning on page 81.

(c)	Financial Statement Schedules:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chelmsford, Commonwealth of Massachusetts, on this 29th day of September 2009.

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

Signature	Title	Date

/s/ GURURAJ DESHPANDE Gururaj Deshpande	Chairman of the Board of Directors	September 29, 2009

/s/ DANIEL E. SMITH Daniel E. Smith	President, Chief Executive Officer and Director	September 29, 2009

/s/ PAUL F. BRAUNEIS Paul F. Brauneis	Chief Financial Officer, Vice President, Finance and Administration, and Treasurer (Principal Financial and Accounting Officer)	September 29, 2009

/s/ CRAIG BENSON Craig Benson	Director	September 29, 2009

/s/ ROBERT E. DONAHUE Robert E. Donahue	Director	September 29, 2009

/s/ JOHN W. GERDELMAN John W. Gerdelman	Director	September 29, 2009