Form 10-Q
period 2009-10-24
SYCAMORE NETWORKS INC
filed 2009-11-24
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 24, 2009

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

The number of shares outstanding of the registrant’s Common Stock as of November 18, 2009 was 284,319,128.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1.	Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	October 24, 2009	July 31, 2009
Assets
Current assets:
Cash and cash equivalents	$350,362	$347,696
Short-term investments	293,524	273,387
Accounts receivable, net of allowance for doubtful accounts of $72 at October 24, 2009 and July 31, 2009	13,618	12,860
Inventories	13,998	16,058
Prepaids and other current assets	1,682	2,388

Total current assets	673,184	652,389

Property and equipment, net	10,013	13,342
Long-term investments	276,415	305,725
Other assets	363	357

Total assets	$959,975	$971,813

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,246	$2,364
Accrued compensation	2,476	2,715
Accrued warranty	2,661	2,866
Accrued expenses	2,069	1,859
Accrued restructuring costs	3,797	2,509
Deferred revenue	8,846	11,003
Other current liabilities	1,314	1,721

Total current liabilities	22,409	25,037

Other long term liabilities	1,707	1,821
Long term deferred revenue	5,069	4,530

Total liabilities	29,185	31,388

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 2,500,000 shares authorized; 284,321 and 284,240 shares issued and outstanding at October 24, 2009 and July 31, 2009, respectively	284	284
Additional paid-in capital	2,041,124	2,040,061
Accumulated deficit	(1,111,747)	(1,101,355)
Accumulated other comprehensive gain	1,129	1,435

Total stockholders’ equity	930,790	940,425

Total liabilities and stockholders’ equity	$959,975	$971,813

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	October 24, 2009	October 25, 2008
Revenue:
Product	$10,052	$10,022
Service	5,572	5,409

Total revenue	15,624	15,431

Cost of revenue:
Product	5,409	6,883
Service	2,438	2,475

Total cost of revenue	7,847	9,358

Gross profit	7,777	6,073

Operating expenses:
Research and development	8,672	11,455
Sales and marketing	2,585	4,074
General and administrative	2,308	1,735
Restructuring and related asset impairment	6,304	628

Total operating expenses	19,869	17,892

Loss from operations	(12,092)	(11,819)
Interest and other income, net	1,820	5,994

Loss before income taxes	(10,272)	(5,825)
Income tax expense (benefit)	120	(46)

Net loss	$(10,392)	$(5,779)

Net loss per share:
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)

Weighted average shares outstanding:
Basic	284,168	283,444
Diluted	284,168	283,444

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	October 24, 2009	October 25, 2008
Cash flows from operating activities:
Net loss	$(10,392)	$(5,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,049	3,058
Share-based compensation	830	1,208
Asset impairment	1,076	—
Adjustments to provision for excess and obsolete inventory	(105)	137
Changes in operating assets and liabilities:
Accounts receivable	(758)	(3,326)
Inventories	2,090	123
Prepaids and other current assets	700	901
Deferred revenue	(1,618)	100
Accounts payable	(1,118)	261
Accrued expenses and other current liabilities	(420)	1,154
Accrued restructuring costs	1,288	419

Net cash used in operating activities	(6,378)	(1,744)

Cash flows from investing activities:
Purchases of property and equipment	(56)	(2,341)
Purchases of investments	(123,020)	(313,123)
Proceeds from maturities and sales of investments	131,887	89,947

Net cash provided by (used in) investing activities	8,811	(225,517)

Cash flows from financing activities:
Proceeds from issuance of common stock	233	4

Net cash provided by financing activities	233	4

Net increase (decrease) in cash and cash equivalents	2,666	(227,257)
Cash and cash equivalents, beginning of period	347,696	499,922

Cash and cash equivalents, end of period	$350,362	$272,665

Cash paid for income taxes	$56	$54

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

2. Basis of Presentation

The accompanying financial data as of October 24, 2009 and for the three months ended October 24, 2009 and October 25, 2008 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended July 31, 2009.

In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair statement of financial position as of October 24, 2009 and results of operations and cash flows for the periods ended October 24, 2009 and October 25, 2008. The results of operations and cash flows for the period ended October 24, 2009 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

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

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

3. Share-Based Compensation

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended
	October 24, 2009	October 25, 2008
Cost of product revenue	$58	$93
Cost of service revenue	67	78
Research and development	324	505
Sales and marketing	212	356
General and administrative	169	176

Share-based compensation expense	$830	$1,208

Stock option activity under all of the Company’s stock plans since July 31, 2009 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at July 31, 2009	20,488,249	$5.72	4.0

Options granted	25,000	2.97
Options exercised	222,243	2.26
Options canceled	2,763,770	7.50

Outstanding at October 24, 2009	17,527,236	$5.48	4.1

Options vested and expected to vest	17,342,730	$5.50	4.1

Options exercisable at end of period	14,388,324	$5.89	3.4

Weighted average fair value of options granted for the three months ended October 24, 2009	$1.33

The intrinsic value of options exercised during the three months ended October 24, 2009 was $0.2 million.

As of October 24, 2009, there was $4.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock

The following table summarizes the status of the Company’s nonvested restricted shares since July 31, 2009:

	Number of Shares	Weighted Average Fair Value
Nonvested at July 31, 2009	255,574	$3.71
Granted	—	$—
Vested	43,361	$3.70
Forfeited	54,284	$3.70

Nonvested at October 24, 2009	157,929	$3.71

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

4. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period less unvested restricted stock. Common equivalent shares are not used in the calculation of net loss per share since the effect would be antidilutive.

The following table sets forth the computation of basic and diluted net loss per share

(in thousands, except per share data):

	Three Months Ended
	October 24, 2009	October 25, 2008
Numerator:
Net loss	$(10,392)	$(5,779)

Denominator:
Weighted-average shares of common stock outstanding	284,326	283,862
Weighted-average shares subject to repurchase	(158)	(418)

Shares used in per-share calculation – basic	284,168	283,444

Weighted-average shares of common stock outstanding	284,168	283,444
Weighted common stock equivalents	—	—

Shares used in per-share calculation – diluted	284,168	283,444

Net loss per share:
Basic	$(0.04)	$(0.02)

Diluted	$(0.04)	$(0.02)

Employee stock options to purchase 19.3 million and 21.8 million shares have not been included in the computation of diluted net loss per share for the three month periods ended October 24, 2009 and October 25, 2008, respectively, because their effect would have been antidilutive.

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

5. Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company’s short and long term investments, $294 million and $276 million, respectively are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of short and long term investments is determined based on quoted market prices at the reporting date for those instruments. As of October 24, 2009 and July 31, 2009, aggregate cash and cash equivalents and short and long term investments consisted of (in thousands):

October 24, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$350,362	$—	$—	$350,362
Government securities	568,527	1,452	(40)	569,939

Total	$918,889	$1,452	$(40)	$920,301

July 31, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$347,696	$—	$—	$347,696
Government securities	577,398	1,767	(53)	579,112

Total	$925,094	$1,767	$(53)	$926,808

6. Inventories

Inventories consisted of the following (in thousands):

	October 24, 2009	July 31, 2009
Raw materials	$6,494	$6,755
Work in process	601	500
Finished goods	6,903	8,803

Total	$13,998	$16,058

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

7. Comprehensive Loss

The components of comprehensive loss consisted of the following (in thousands):

	Three Months Ended
	October 24, 2009	October 25, 2008
Net loss	$(10,392)	$(5,779)
Unrealized loss on investments	(306)	(452)

Comprehensive loss	$(10,698)	$(6,231)

8. Restructuring and impairment charges

In conjunction with the workforce reduction and early lease termination plans previously announced by the Company during fiscal year 2009, certain actions were implemented in the first quarter of fiscal 2010. These actions were taken in order to re-align our cost structure, pace our development more closely in line with customer requirements and to better position the Company for success in the longer-term. During the first quarter of fiscal 2010 the Company recorded a restructuring and related asset impairment charge of $6.4 million of which $6.3 million was charged to operating expense and $0.1 million to cost of product revenue. This charge relates to (i) employee separation packages including severance pay, benefits continuation and outplacement costs amounting to $3.4 million, of which $3.3 million was charged to operating expense and $0.1 million to cost of product revenue, (ii) a facility related termination agreement of $1.9 million, and (iii) a related asset impairment charge of $1.1 million.

We continuously monitor our costs. If current market and economic conditions persist, it would increase the likelihood of incurring future restructuring and/or impairment charges.

As of October 24, 2009, remaining future cash payments associated with these actions approximated $3.8 million and consist primarily of employee separation packages to be paid over the next 12 months and the final lease payment to be paid in the second quarter of fiscal 2010. A rollforward of the restructuring accrual is summarized below (in thousands):

	Accrual Balance at July 31, 2009	Additions	Payments	Accrual Balance at October 24, 2009
Workforce reduction	$1,847	$3,427	$(2,477)	$2,797

Facility consolidations	662	1,879	(1,541)	1,000

Total	$2,509	$5,306	$(4,018)	$3,797

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

9. Income Taxes

As of July 31, 2009, the Company had a liability of $1.3 million for taxes, interest and penalties for unrecognized tax benefits related to various foreign income tax matters. As of October 24, 2009 the total liability amounted to approximately $1.4 million. If recognized, the entire amount would impact the Company’s effective tax rate. The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

As of July 31, 2009 and October 24, 2009, the Company accrued $0.3 million of interest and penalties related to uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international, and state income taxes.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service, various foreign jurisdictions, and state jurisdictions for the fiscal years ended July 31, 2004 through July 31, 2009.

As a result of having realized substantial accumulated net operating losses, the Company determined that it is more likely than not that our deferred tax assets may not be realized. Therefore, we maintain a full valuation allowance. If the Company generates sustained future taxable income against which these tax attributes may be applied, some or all of the net operating loss carryforwards may be utilized and the valuation allowance reversed. If the valuation allowance is reversed, portions would be recorded as an increase to paid-in capital and the remainder would be recorded as a reduction in income tax expense.

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

10. Recent Accounting Pronouncements

In December 2007, the FASB issued a new pronouncement on business combinations. This pronouncement replaces the old business combination pronouncement and provides greater consistency in the accounting and financial reporting of business combinations. The pronouncement requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction at fair value, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition without first reducing other acquired assets, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulting from a business combination are to be recognized in income from continuing operations in the period of the combination. This pronouncement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and as a result, the Company adopted the pronouncement in the first quarter of fiscal 2010 and it did not have a material impact.

In April 2009, the FASB issued new guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This new guidance amends the prior guidance for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The new guidance eliminates the distinction between contractual and non-contractual contingencies. The new guidance is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and as a result, the Company adopted the new guidance in the first quarter of fiscal 2010 and it did not have a material impact.

On February 12, 2008, the FASB issued new guidance that delays fair value accounting for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until 2009. The Company adopted fair value accounting beginning August 1, 2008 and deferred the application of fair value accounting for nonfinancial assets and liabilities until August 1, 2009. The Company adopted fair value accounting for nonfinancial assets and liabilities in the first quarter of fiscal 2010 and it did not have a material impact.

In June 2009, the FASB issued guidance on the FASB Accounting Standards Codification and the hierarchy of generally accepted accounting principles. The FASB Accounting Standards Codification, or the Codification, is the single source of authoritative nongovernmental generally accepted accounting principles in the U.S. (GAAP). The Codification was effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification had no impact on the company’s financial position or results of operations.

In September 2009, the Emerging Issues Task Force issued new guidance pertaining to the accounting for revenue arrangements with multiple deliverables. The new guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company is currently evaluating the potential impact of the new guidance on its consolidated financial statements.

In September 2009, the Emerging Issues Task Force issued new guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality” and removes these products from the scope of current software revenue guidance. The new guidance shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this guidance unless it also elects early application of the new rule pertaining to accounting for revenue arrangements with multiple deliverables. The Company is currently evaluating the potential impact of the new guidance on its consolidated financial statements.

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

11. Commitments and Contingencies

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

The parties in the approximately 300 coordinated cases, including the Company’s case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. On October 5, 2009, the Court granted final approval of the settlement. The thirty day deadline to appeal the final approval order will start to run when the judgment is entered. The judgment has not yet been entered. A group of three objectors has filed a petition to the Second Circuit seeking permission to appeal the District Court’s final approval order on the basis that the settlement class is broader than the class previously

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

rejected by the Second Circuit in its December 5, 2006 order vacating the District Court’s order certifying classes in the focus cases. Plaintiffs have filed an opposition to the petition. Five notices of appeal to the Second Circuit have also been filed by different groups of objectors.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. If the settlement does not survive appeal, the litigation continues, and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

Other Matters

On June 29, 2006, a former employee of the Company filed a complaint against the Company and the Company’s Chief Executive Officer in Massachusetts Superior Court alleging, among other things, claims relating to wrongful termination of an employment agreement, fraud in the inducement, retaliation and claims relating to certain of the Company’s stock option grant practices in 1999-2001. The complaint demanded lost wages, unspecified monetary damages and reinstatement of medical benefits, among other things. The case was moved to the Business Litigation Session of the Suffolk County Superior Court and, following an oral hearing on a motion to dismiss, the case was ordered dismissed on January 24, 2007. The plaintiff has filed a Notice of Appeal of the order and judgment. Appellate briefing was completed and oral argument was held on October 14, 2009. The Appeals Court has taken the matter under advisement.

From time to time the Company is a party to litigation and other disputes which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

Guarantees

As of October 24, 2009, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations, indemnifications for intellectual property infringement claims and indemnifications for officers and directors.

In the normal course of business, the Company may also agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements at October 24, 2009 or July 31, 2009 as the Company believes the fair value is not material.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not limited; however, the Company has directors and officers’ insurance coverage that reduces its exposure and may enable the Company to recover a portion of any future amounts paid. The Company has previously incurred expenses under these agreements on behalf of eligible persons for legal fees incurred by them in connection with the stock option investigations, the resulting restatement of previously issued financial statements and the subsequent inquiry by the SEC and DOJ of information and documentation related thereto as previously disclosed in the Company’s periodic reports to the SEC

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

on Form 10-K and Form 10-Q. Due to the Company’s inability to estimate its liabilities in connection with these agreements, the Company has not recorded a liability for these agreements at October 24, 2009 or July 31, 2009. The Company maintains insurance policies whereby certain payments may be recoverable, including indemnification payments made on behalf of certain officers and directors, subject to the terms and conditions provided in such policies. The Company received insurance recoveries of $0.2 million and $1.3 million for the three months ended October 24, 2009 and October 25, 2008, respectively.

Warranty Liability

The following table summarizes the activity related to product warranty liability (in thousands):

	Three Months Ended
	October 24, 2009	October 25, 2008
Beginning balance	$2,866	$3,829
Accruals (adjustments)	(144)	121
Settlements	(61)	(113)

Ending balance	$2,661	$3,837

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

12. Fair Value Measurements

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of the Company measured at fair value on a recurring basis as of October 24, 2009, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	October 24, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash Equivalents	$350,362	$350,362	$—	$—
Available-for-sale securities	569,939	569,939	—	—

Total Assets	$920,301	$920,301	$—	$—

Cash Equivalents

Cash equivalents of $350.4 million consisting of money market funds and federal government and government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Available-For-Sale Securities

Available-for-sale securities of $569.9 million consisting of federal government and government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

13. Subsequent Events

On November 19, 2009, the Company announced that the Board of Directors of Sycamore Networks, Inc. (the “Board”) approved a cash distribution of $1.00 per share of common stock. The cash distribution will be paid on December 15, 2009 to stockholders of record as of November 30, 2009. The Company also announced that the Board approved a one-for-ten reverse stock split of the Company’s common stock, which will be effective after the close of business on December 21, 2009.

Following the effective date of the reverse stock split, references to historical and future share and per-share data will be adjusted to give effect to the reverse stock split. All references to the number of shares outstanding in these Consolidated Financial Statements are presented on a pre-split basis. Disclosure of pro forma basic and diluted net loss per share below gives effect to the Company’s one-for-ten reverse stock split, which will be effective after the close of business on December 21, 2009. Actual and pro forma basic and diluted net loss per share is as follows:

	For the three months ended October 24, 2009		For the three months ended October 25, 2008
	Actual	Pro Forma	Actual	Pro Forma
Basic and diluted net loss per share	$0.04	$0.37	$0.02	$0.20

Disclosure of pro forma stockholders’ equity below gives effect to the one-for-ten reverse stock split. Actual and pro forma stockholders’ equity is as follows (in thousands)
	October 24, 2009		July 31, 2009
	Actual	Pro Forma	Actual	Pro Forma
Preferred stock	$—	$—	$—	$—
Common stock	284	28	284	28
Additional paid-in capital	2,041,124	2,041,380	2,040,061	2,040,317
Accumulated deficit	(1,111,747)	(1,111,747)	(1,101,355)	(1,101,355)
Accumulated other comprehensive gain	1,129	1,129	1,435	1,435

Total stockholders’ equity	$930,790	$930,790	$940,425	$940,425

The Company evaluated its events and transactions subsequent to its October 24, 2009 balance sheet date and determined that there were no other significant subsequent events to report through November 24, 2009, which is the date the Company issued its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, we wish to caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including, without limitation, those risks and uncertainties discussed under the heading “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009. The information discussed in this report should be read in conjunction with our Annual Report on Form 10-K and other reports we file from time to time with the Securities and Exchange Commission (the “SEC”). We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.

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

Revenue for the three months ended October 24, 2009 increased 1% to $15.6 million year over year. Net loss was $10.4 million for the three months ended October 24, 2009, compared to net loss of $5.8 million for the same period ended October 25, 2008.

We operate in a challenging market environment subject to concentration of purchasing power with a small number of customers, extreme pricing pressure, and competitive leverage for incumbent equipment suppliers. In addition, the service provider markets we serve continue to be impacted by reduced or delayed capital spending on networking projects.

On November 19, 2009, we announced that our Board approved a cash distribution of $1.00 per share of common stock. The cash distribution will be paid on December 15, 2009 to stockholders of record as of November 30, 2009. We believe the cash distribution will provide a near-term benefit to our stockholders while also allowing the Company to retain sufficient financial resources to fund our current business operations and to pursue strategic alternatives.

The Company also announced that our Board approved a one-for-ten reverse stock split of our common stock, which will be effective after the close of business on December 21, 2009.

Our total cash, cash equivalents and investments were $920.3 million at October 24, 2009. Included in this amount were cash and cash equivalents of $350.4 million. We intend to fund our operations, including fixed commitments under operating leases and any required capital expenditures, for the foreseeable future using our existing cash, cash equivalents and investments. We believe that our cash, cash equivalents and investments subsequent to the cash distribution will be sufficient to satisfy our operating requirements and enable us to pursue strategic alternatives.

Critical Accounting Policies and Estimates

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of asset, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009 describes the significant accounting estimates and policies used in the preparation of the financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies during the first three months of fiscal 2010.

Results of Operations

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Three Months Ended
	October 24, 2009	October 25, 2008	Variance in Dollars	Variance in Percent
Revenue
Product	$10,052	$10,022	$30	0%
Service	5,572	5,409	163	3%

Total revenue	$15,624	$15,431	$193	1%

Total revenue increased slightly for the three months ended October 24, 2009 compared to the same period ended October 25, 2008. Product revenue consists primarily of sales of our intelligent bandwidth management solutions. Product revenue increased slightly for the three months ended October 24, 2009 compared to the same period ended October 25, 2008. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue increased slightly for the three months ended October 24, 2009 compared to the same period ended October 25, 2008, primarily due to increased maintenance revenue.

For the three months ended October 24, 2009, one customer accounted for more than 10% of our total revenue. International revenue represented 48% of our total revenue. We expect future revenue will continue to be highly concentrated in a relatively small number of customers. The timing of customer requirements during a fiscal year may cause shifts between quarterly periods in both the number of customers who account for more than 10% of our revenue and in the mix of domestic and international revenue. The loss or any substantial reduction or delay in orders by any one of these customers could materially adversely affect our business and, accordingly, our financial condition and results of operations.

Gross profit

The following table presents gross profit for product and services (in thousands, except percentages):

	Three Months Ended
	October 24, 2009	October 25, 2008
Gross profit:
Product	$4,643	$3,139
Service	3,134	2,934

Total	$7,777	$6,073

Gross profit:
Product	46%	31%
Service	56%	54%

Total	50%	39%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services, other fixed manufacturing costs and provisions for warranty, scrap, rework and provisions which may be taken for excess or slow moving inventory. Product gross profit increased for the three months ended October 24, 2009 compared to the same period ended October 25, 2008. The increase in gross profit was primarily due to lower operation costs related to the cost reduction actions initiated during fiscal year 2009, lower provisions for warranty and inventory obsolescence and a more favorable mix of products sold. Product gross profit may fluctuate from period to period due to volume fluctuations, pricing pressures resulting from intense competition in our industry and the enhanced negotiating leverage of larger customers. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, overhead absorption, sales discounts, increases in labor costs, excess inventory and obsolescence charges, increases in component pricing or other material costs, the introduction of new products or the entry into new markets with different pricing and cost structures.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit increased for the three months ended October 24, 2009 compared to the same period ended October 25, 2008. The increase was primarily due to an increase in revenue over fixed service costs. As most of our service cost of revenue is fixed, increases or decreases in revenue will have a significant impact on service gross profit. Service gross profit may be affected in future periods by various factors including, but not limited to, the change in mix between technical support services and advanced services, competitive and economic pricing pressures, the enhanced negotiating leverage of certain larger customers, maintenance contract renewals and the timing of renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended
	October 24, 2009	October 25, 2008	Variance in Dollars	Variance in Percent
Research and development	$8,672	$11,455	$(2,783)	(24)%
Sales and marketing	2,585	4,074	(1,489)	(37)%
General and administrative	2,308	1,735	573	33%
Restructuring and asset impairment	6,304	628	5,676	904%

Total operating expenses	$19,869	$17,892	$1,977	11%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses decreased for the three months ended October 24, 2009 compared to the same period ended October 25, 2008. The decrease was primarily due to lower personnel expenses of $2.3 million primarily related to the cost reduction actions initiated during fiscal year 2009, and reductions in other discretionary spending and certain fixed costs resulting from cost containment actions.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, and other sales and marketing support expenses. Sales and marketing expenses decreased for the three months ended October 24, 2009 compared to the same period ended October 25, 2008. The decrease was primarily due to lower personnel expenses of $1.1 million primarily related to the cost reduction actions and reductions in other discretionary spending initiated during fiscal year 2009. Within our existing spending levels, we continue to allocate sales and marketing resources to those geographic regions where we see the most attractive opportunities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, professional fees and other general corporate expenses. General and administrative costs are net of insurance recoveries associated with the Company’s now concluded stock option investigation. General and administrative expenses increased for the three months ended October 24, 2009 compared to the same period ended October 25, 2008. The increase was primarily due to a larger insurance recovery of $1.3 million in the three months ended October 25, 2008 compared to an insurance recovery of $0.2 million in the three months ended October 24, 2009. The impact of the insurance recoveries was partially offset by a decrease in personnel expenses of $0.3 million primarily related to the cost reductions initiated during fiscal year 2009 and a decrease in the amortization of intangible assets of $0.3 million. The decrease in the amortization of intangible assets is due to the full impairment charge of such assets recorded in fiscal year 2009.

Restructuring and Impairment Charges

In conjunction with the workforce reduction and early lease termination plans previously announced by the Company during fiscal year 2009, certain actions were implemented in the first quarter of fiscal 2010. These actions were taken in order to re-align our cost structure, pace our development more closely in line with customer requirements and to better position the Company for success in the longer-term. During the first quarter of fiscal 2010 the Company recorded a restructuring and related asset impairment charge of $6.4 million of which $6.3 million was charged to operating expense and $0.1 million to cost of product revenue. This charge relates to (i) employee separation packages including severance pay, benefits continuation and outplacement costs amounting to $3.4 million, of which $3.3 million was charged to operating expense and $0.1 million to cost of product revenue, (ii) a facility related termination agreement of $1.9 million, and (iii) a related asset impairment charge of $1.1 million.

We continuously monitor our costs. If current market and economic conditions persist, it would increase the likelihood of incurring future restructuring and/or impairment charges.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Three Months Ended
	October 24, 2009	October 25, 2008	Variance in Dollars	Variance In Percent
Interest and other income, net	$1,820	$5,994	$(4,174)	(70)%

Interest and other income, net decreased for the three months ended October 24, 2009 compared to the same period ended October 25, 2008. The decrease was primarily due to lower interest rates in fiscal 2010 when compared to fiscal 2009.

Income Tax Expense

Income tax expense was $120 thousand for the three months ended October 24, 2009 primarily related to income tax expense in certain states and profitable foreign jurisdictions. Income tax benefit of $46 thousand was recorded for the three months ended October 25, 2008. The tax benefit results from the excess of refundable research and development credits over income tax expense in profitable foreign jurisdictions.

As a result of having realized substantial accumulated net operating losses, the Company determined that it is more likely than not that our deferred tax assets may not be realized. Therefore, we maintain a full valuation allowance. If the Company generates sustained future taxable income against which these tax attributes may be applied, some or all of the net operating loss carryforwards may be utilized and the valuation allowance reversed. If the valuation allowance is reversed, portions would be recorded as an increase to paid-in capital and the remainder would be recorded as a reduction in income tax expense.

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $920.3 million at October 24, 2009. Included in this amount were cash and cash equivalents of $350.4 million compared to $347.7 million at July 31, 2009. The increase in cash and cash equivalents for the three months ended October 24, 2009 was primarily attributable to cash provided by investing activities of $8.8 million offset by cash used in operating activities of $6.4 million.

Net cash provided by investing activities was $8.8 million for the three months ended October 24, 2009 and consisted primarily of net proceeds of investments of $8.8 million.

Net cash used in operating activities was $6.4 million for the three months ended October 24, 2009. Net loss for the three months ended October 24, 2009 was $10.4 million and included non-cash charges including share-based compensation of $0.8 million, an impairment charge of $1.1 million and depreciation and amortization of $2.0 million. Accounts receivable increased to $13.6 million at October 24, 2009 from $12.9 million at July 31, 2009. The increase was primarily due to the timing of shipments. Our accounts receivable and days sales outstanding are impacted primarily by the timing of shipments, collections performance and timing of support contract renewals. Inventory levels decreased to $14.0 million at October 24, 2009 from $16.1 million at July 31, 2009. The decrease was primarily due to the sale of existing on-hand inventory. Deferred revenue decreased to $13.9 million at October 24, 2009 from $15.5 million at July 31, 2009 due to the timing of service contract renewals and the revenue recognition of prior quarter product shipments.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $920.3 million at October 24, 2009. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits and government securities. At October 24, 2009, $293.5 million of investments with maturities of less than one year were classified as short-term investments. Based on our current expectations, we anticipate that some portion of our existing cash, cash equivalents and investments may be consumed by operations. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At October 24, 2009, more than 50% of our accounts receivable balance was attributable to three of our customers. As of October 24, 2009, we have no outstanding debt or credit facilities and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures. We currently intend to fund our operations, including our fixed operating leases, purchase commitments and any required capital expenditures using our existing cash, cash equivalents and investments.

As of October 24, 2009, future cash restructuring payments of $3.8 million consist primarily of costs related to workforce reductions that will be substantially paid over the next 12 months and an early termination lease payment to be paid in the second quarter of fiscal 2010.

On November 19, 2009, we announced that our Board approved a cash distribution of $1.00 per share of common stock. The cash distribution will be paid on December 15, 2009 to stockholders of record as of November 30, 2009. We believe the cash distribution will provide a near-term benefit to our stockholders while also allowing the Company to retain sufficient financial resources to fund our current business operations and to pursue strategic alternatives.

The Company also announced that our Board approved a one-for-ten reverse stock split of our common stock, which will be effective after the close of business on December 21, 2009.

We believe that our cash, cash equivalents and investments subsequent to the cash distribution will be sufficient to satisfy our cash requirements for at least the next twelve months. We will continue to consider appropriate action with respect to our cash position in light of present and anticipated business needs as well as providing a means by which our shareholders may realize value in connection with their investment.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

At October 24, 2009, our future obligations, which consist of contractual commitments for operating leases and inventory and other purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Other
Operating leases	$5,770	$2,973	$2,797	$—	$—	$—
Inventory and other purchase commitments	7,080	7,080	—	—	—	—
Other tax liabilities (1)	1,421	—	—	—	—	1,421

Total	$14,271	$10,053	$2,797	$—	$—	$1,421

(1)	Represents tax liabilities related to unrecognized tax benefits.

Payments made under operating leases will be treated as rent expense for the facilities currently being utilized, or as a reduction of the restructuring liability for payments relating to excess facilities. Payments made for inventory purchase commitments will initially be capitalized as inventory and will then be recorded as cost of revenue as the inventory is sold or otherwise disposed of.

Recent Accounting Pronouncements

In December 2007, the FASB issued a new pronouncement on business combinations. This pronouncement replaces the old business combination pronouncement and provides greater consistency in the accounting and financial reporting of business combinations. The pronouncement requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction at fair value, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition without first reducing other acquired assets, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulting from a business combination are to be recognized in income from continuing operations in the period of the combination. This pronouncement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and as a result, the Company adopted the pronouncement in the first quarter of fiscal 2010 and it did not have a material impact.

In April 2009, the FASB issued new guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This new guidance amends the prior guidance for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The new guidance eliminates the distinction between contractual and non-contractual contingencies. The new guidance is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and as a result, the Company adopted the new guidance in the first quarter of fiscal 2010 and it did not have a material impact.

On February 12, 2008, the FASB issued new guidance that delays fair value accounting for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until 2009. The Company adopted fair value accounting beginning August 1, 2008 and deferred the application of fair value accounting for nonfinancial assets and liabilities until August 1, 2009. The Company adopted fair value accounting for nonfinancial assets and liabilities in the first quarter of fiscal 2010 and it did not have a material impact.

In June 2009, the FASB issued guidance on the FASB Accounting Standards Codification and the hierarchy of generally accepted accounting principles. The FASB Accounting Standards Codification, or the Codification, is the single source of authoritative nongovernmental generally accepted accounting principles in the U.S. (GAAP). The Codification was effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification had no impact on the company’s financial position or results of operations.

In September 2009, the Emerging Issues Task Force issued new guidance pertaining to the accounting for revenue arrangements with multiple deliverables. The new guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company is currently evaluating the potential impact of the new guidance on its consolidated financial statements.

In September 2009, the Emerging Issues Task Force issued new guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality” and removes these products from the scope of current software revenue guidance. The new guidance shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this guidance unless it also elects early application of the new rule pertaining to accounting for revenue arrangements with multiple deliverables. The Company is currently evaluating the potential impact of the new guidance on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at October 24, 2009, the fair value of the portfolio would decline by approximately $0.1 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business is global, with international revenue representing 35% of total revenue in fiscal 2009 and 48% of revenue in the first three months of fiscal 2010. To date, our revenue has been primarily denominated in US dollars. Additionally, we have a development center in Shanghai, China. Currency fluctuations to date have not had a significant impact on our financial results. We expect international sales to continue to represent a significant portion of our revenue and that we will continue to invest in our Shanghai development center. Should our exposure to foreign currency fluctuations become material, we are prepared to hedge against such fluctuations, although we have not engaged in hedging activities to date.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 24, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

The parties in the approximately 300 coordinated cases, including the Company’s case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. On October 5, 2009, the Court granted final approval of the settlement. The thirty day deadline to appeal the final approval order will start to run when the judgment is entered. The judgment has not yet been entered. A group of three objectors has filed a petition to the Second Circuit seeking permission to appeal the District Court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 5, 2006 order vacating the District Court’s order certifying classes in the focus cases. Plaintiffs have filed an opposition to the petition. Five notices of appeal to the Second Circuit have also been filed by different groups of objectors.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. If the settlement does not survive appeal, the litigation continues, and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

Other Matters

On June 29, 2006, a former employee of the Company filed a complaint against the Company and the Company’s Chief Executive Officer in Massachusetts Superior Court alleging, among other things, claims relating to wrongful termination of an employment agreement, fraud in the inducement, retaliation and claims relating to certain of the Company’s stock option grant practices in 1999-2001. The complaint demanded lost wages, unspecified monetary damages and reinstatement of medical benefits, among other things. The case was moved to the Business Litigation Session of the Suffolk County Superior Court and, following an oral hearing on a motion to dismiss, the case was ordered dismissed on January 24, 2007. The plaintiff has filed a Notice of Appeal of the order and judgment. Appellate briefing was completed and oral argument was held on October 14, 2009. The Appeals Court has taken the matter under advisement.

From time to time the Company is a party to litigation and other disputes which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009, as filed with the SEC on September 29, 2009. There have been no material changes to our risk factors from those previously disclosed in our Form 10-K. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended October 24, 2009, the following shares of common stock were surrendered to the Company:

	Total shares surrendered *	Average price paid per share
August 1, 2009 – August 22, 2009	29,677	$—
August 23, 2009 – September 19, 2009	5,133	—
September 20, 2009 – October 24, 2009	19,474	—

Total	54,284	$—

*	Surrendered by departing employees to the Company for no consideration pursuant to pre-existing contractual rights.

The Company has not publicly announced any programs to repurchase shares of Common Stock.

Item 6.	Exhibits

Exhibits:

(a) List of Exhibits

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (4)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Securities and Exchange Commission on November 28, 2007.

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

Dated: November 24, 2009