Form 10-Q
period 2010-04-24
SYCAMORE NETWORKS INC
filed 2010-05-26
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 24, 2010

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

The number of shares outstanding of the registrant’s Common Stock as of May 24, 2010 was 28,431,455.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1.	Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	April 24, 2010	July 31, 2009
Assets
Current assets:
Cash and cash equivalents	$58,676	$347,696
Short-term investments	391,441	273,387
Accounts receivable, net of allowance for doubtful accounts of $72 at April 24, 2010 and July 31, 2009	10,688	12,860
Inventories	14,638	16,058
Prepaids and other current assets	2,850	2,388

Total current assets	478,293	652,389

Property and equipment, net	7,539	13,342
Long-term investments	185,583	305,725
Other assets	360	357

Total assets	$671,775	$971,813

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,115	$2,364
Accrued compensation	2,342	2,715
Accrued warranty	2,319	2,866
Accrued expenses	2,195	1,859
Accrued restructuring costs	643	2,509
Deferred revenue	12,458	11,003
Other current liabilities	1,453	1,721

Total current liabilities	23,525	25,037

Other long term liabilities	1,680	1,821
Long term deferred revenue	4,346	4,530

Total liabilities	29,551	31,388

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 250,000 shares authorized; 28,432 and 28,424 shares issued and outstanding at April 24, 2010 and July 31, 2009, respectively	28	28
Additional paid-in capital	1,758,686	2,040,317
Accumulated deficit	(1,116,681)	(1,101,355)
Accumulated other comprehensive income	191	1,435

Total stockholders’ equity	642,224	940,425

Total liabilities and stockholders’ equity	$671,775	$971,813

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 24, 2010	April 25, 2009	April 24, 2010	April 25, 2009
Revenue:
Product	$8,397	$15,613	$28,765	$31,257
Service	6,190	7,370	17,620	18,855

Total revenue	14,587	22,983	46,385	50,112

Cost of revenue:
Product	3,991	7,751	14,017	20,443
Service	2,066	2,662	6,766	7,832

Total cost of revenue	6,057	10,413	20,783	28,275

Gross profit	8,530	12,570	25,602	21,837

Operating expenses:
Research and development	7,783	13,042	24,216	37,409
Sales and marketing	2,729	3,648	8,073	11,366
General and administrative	2,221	2,320	6,973	5,573
Restructuring and related asset impairment	510	—	6,726	817

Total operating expenses	13,243	19,010	45,988	55,165

Loss from operations	(4,713)	(6,440)	(20,386)	(33,328)
Interest and other income, net	1,108	3,831	4,569	14,851

Loss before income taxes	(3,605)	(2,609)	(15,817)	(18,477)
Income tax expense (benefit)	116	123	(491)	165

Net loss	$(3,721)	$(2,732)	$(15,326)	$(18,642)

Net loss per share:
Basic	$(0.13)	$(0.10)	$(0.54)	$(0.66)
Diluted	$(0.13)	$(0.10)	$(0.54)	$(0.66)

Weighted average shares outstanding:
Basic	28,424	28,360	28,420	28,352
Diluted	28,424	28,360	28,420	28,352

Cash distribution paid per common share			$10.00

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	April 24, 2010	April 25, 2009
Cash flows from operating activities:
Net loss	$(15,326)	$(18,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,154	9,154
Share-based compensation	2,456	3,555
Asset impairment	1,076	—
Loss on disposal of equipment	22	15
Adjustments to provision for excess and obsolete inventory	71	1,245
Changes in operating assets and liabilities:
Accounts receivable	2,172	(4,511)
Inventories	1,152	3,001
Prepaids and other assets	(465)	614
Deferred revenue	1,271	(2,786)
Accounts payable	(249)	(338)
Accrued expenses and other liabilities	(658)	609
Accrued restructuring costs	(1,866)	(311)

Net cash used in operating activities	(5,190)	(8,395)

Cash flows from investing activities:
Purchases of property and equipment	(587)	(4,206)
Purchases of investments	(352,591)	(622,368)
Proceeds from maturities and sales of investments	353,435	558,408

Net cash provided by (used in) investing activities	257	(68,166)

Cash flows from financing activities:
Payment of cash distribution to common stockholders	(284,320)	—
Proceeds from issuance of common stock	233	81

Net cash provided by (used in) financing activities	(284,087)	81

Net decrease in cash and cash equivalents	(289,020)	(76,480)
Cash and cash equivalents, beginning of period	347,696	499,922

Cash and cash equivalents, end of period	$58,676	$423,442

Cash paid for income taxes	$127	$145

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

2. Basis of Presentation

The accompanying financial data as of April 24, 2010 and for the three and nine months ended April 24, 2010 and April 25, 2009 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended July 31, 2009.

In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair statement of financial position as of April 24, 2010 and results of operations and cash flows for the periods ended April 24, 2010 and April 25, 2009. The results of operations and cash flows for the periods ended April 24, 2010 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

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

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

3. Share-Based Compensation

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	April 24, 2010	April 25, 2009	April 24, 2010	April 25, 2009
Cost of product revenue	$59	$70	$179	$234
Cost of service revenue	67	70	202	218
Research and development	240	509	829	1,517
Sales and marketing	227	272	681	923
General and administrative	187	231	565	663

Share-based compensation expense	$780	$1,152	$2,456	$3,555

Stock option activity under all of the Company’s stock plans since July 31, 2009 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at July 31, 2009	2,765,243	$42.34	4.0

Options granted	30,282	20.38
Options exercised	22,523	22.34
Options canceled	650,172	72.21

Outstanding at April 24, 2010	2,122,830	$33.09	4.2

Options vested and expected to vest	2,106,659	$33.17	4.1

Options exercisable at end of period	1,816,054	$34.53	3.6

Weighted average fair value of options granted for the nine months ended April 24, 2010	$13.45

The intrinsic value of options exercised during the nine months ended April 24, 2010 was $0.2 million.

In accordance with the provisions of the Company’s stock plans, an equitable adjustment was made to all outstanding option awards to give effect to the December 15, 2009 cash distribution to its common stockholders. Accordingly, no stock compensation charge was recorded in connection with the adjustment. On December 21, 2009, the Company effected a 1-for-10 reverse stock split of its common stock whereby every ten shares of its issued and outstanding common stock at the effective time were combined into one share of common stock. The stock option table has been adjusted to reflect both the equitable adjustment and the 1-for-10 reverse stock split.

As of April 24, 2010, there was $3.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

Restricted Stock

The following table summarizes the status of the Company’s nonvested restricted shares since July 31, 2009:

	Number of Shares	Weighted Average Fair Value
Nonvested at July 31, 2009	25,544	$37.10
Granted	—	—
Vested	11,731	37.05
Forfeited	6,293	37.00

Nonvested at April 24, 2010	7,520	$37.26

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	April 24, 2010	April 25, 2009	April 24, 2010	April 25, 2009

Numerator:
Net loss	$(3,721)	$(2,732)	$(15,326)	$(18,642)

Denominator:
Weighted-average shares of common stock outstanding	28,432	28,391	28,432	28,389
Weighted-average shares subject to repurchase	(8)	(31)	(12)	(37)

Shares used in per-share calculation – basic	28,424	28,360	28,420	28,352

Weighted-average shares of common stock outstanding	28,424	28,360	28,420	28,352
Weighted common stock equivalents	—	—	—	—

Shares used in per-share calculation – diluted	28,424	28,360	28,420	28,352

Net loss per share:

Basic	$(0.13)	$(0.10)	$(0.54)	$(0.66)

Diluted	$(0.13)	$(0.10)	$(0.54)	$(0.66)

All periods presented have been adjusted for the 1-for-10 reverse stock split.

Employee stock options to purchase 2.1 million and 2.3 million shares have not been included in the computation of diluted net loss per share for the three month and nine month periods ended April 24, 2010, respectively, because their effect would have been antidilutive. Employee stock options to purchase 2.2 million and 2.2 million shares have not been included in the computation of diluted net loss per share for the three and nine month periods ended April 25, 2009, respectively, because their effect would have been antidilutive.

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

5. Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company’s short and long term investments, $391.4 million and $185.6 million, respectively, are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of short and long term investments is determined based on quoted market prices at the reporting date for those instruments. As of April 24, 2010 and July 31, 2009, aggregate cash and cash equivalents and short and long term investments consisted of (in thousands):

April 24, 2010:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$58,676	$—	$—	$58,676
Government securities	576,493	724	(193)	577,024

Total	$635,169	$724	$(193)	$635,700

July 31, 2009:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$347,696	$—	$—	$347,696
Government securities	577,398	1,767	(53)	579,112

Total	$925,094	$1,767	$(53)	$926,808

A cash distribution in the amount of $284.3 million was paid to common stockholders on December 15, 2009, which reduced the Company’s available cash and cash equivalents.

6. Inventories

Inventories consisted of the following (in thousands):

	April 24, 2010	July 31, 2009
Raw materials	$6,288	$6,755
Work in process	1,228	500
Finished goods	7,122	8,803

Total	$14,638	$16,058

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

7. Comprehensive Loss

The components of comprehensive loss consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	April 24, 2010	April 25, 2009	April 24, 2010	April 25, 2009
Net loss	$(3,721)	$(2,732)	$(15,326)	$(18,642)
Unrealized gain (loss) on investments	(834)	(1,173)	(1,244)	2,469

Comprehensive loss	$(4,555)	$(3,905)	$(16,570)	$(16,173)

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

During the third quarter of fiscal 2010, the Company completed a consolidation of its Chelmsford, Massachusetts facility. Accordingly, the Company recorded a restructuring charge of $0.6 million for rent associated with the portion of the facility that is no longer being used. Additionally, during the third quarter of fiscal 2010, the Company recorded an adjustment of $0.1 million for unused outplacement services.

We continuously monitor our costs. If current market and economic conditions persist, it would increase the likelihood of incurring future restructuring and/or impairment charges.

As of April 24, 2010, remaining future cash payments associated with these actions approximated $0.6 million and consist primarily of costs related to rent that will be paid over the next 2 years. A roll forward of the restructuring accrual is summarized below (in thousands):

	Accrual Balance at July 31, 2009	Additions	Adjustments	Payments	Accrual Balance at April 24, 2010
Workforce reduction	$1,847	$3,427	$(162)	$5,058	$54
Facility consolidations	662	2,468	—	2,541	589

Total	$2,509	$5,895	$(162)	$7,599	$643

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

9. Income Taxes

As of July 31, 2009, the Company had a liability of $1.3 million for taxes, interest and penalties for unrecognized tax benefits related to various foreign income tax matters. As of April 24, 2010, the total liability amounted to approximately $1.5 million. If recognized, the entire amount would impact the Company’s effective tax rate. The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

As of July 31, 2009 and April 24, 2010, the Company accrued $0.3 million of interest and penalties related to uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international, and state income taxes.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service, various foreign jurisdictions, and state jurisdictions for the fiscal years ended July 31, 2004 through July 31, 2009.

The income tax expenses for the three months ended April 24, 2010 was $0.1 million and the income tax benefit was $0.5 million for the nine months ended April 24, 2010. The recognized tax benefit reflects the tax effect of the November 2009 enactment of the Home Ownership and Business Assistance Act of 2009. The new law provides for the utilization of 100% (previously 90%) of certain net operating loss carrybacks against alternative minimum taxable income and results in an aggregate refund of alternative minimum tax paid of $0.8 million for fiscal 2006 and fiscal 2007.

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

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

10. Recent Accounting Pronouncements

In December 2007, the FASB issued a new pronouncement on business combinations. This pronouncement replaces the old business combination pronouncement and provides greater consistency in the accounting and financial reporting of business combinations. The pronouncement requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction at fair value, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition without first reducing other acquired assets, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulting from a business combination are to be recognized in income from continuing operations in the period of the combination. This pronouncement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and as a result, the Company adopted the pronouncement in the first quarter of fiscal 2010 and it did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued new guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This new guidance amends the prior guidance for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The new guidance eliminates the distinction between contractual and non-contractual contingencies. The new guidance is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and as a result, the Company adopted the new guidance in the first quarter of fiscal 2010 and it did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued new guidance that delays fair value accounting for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until 2009. The Company adopted fair value accounting beginning August 1, 2008 and deferred the application of fair value accounting for nonfinancial assets and liabilities until August 1, 2009. The Company adopted fair value accounting for nonfinancial assets and liabilities in the first quarter of fiscal 2010 and it did not have a material impact on our consolidated financial statements.

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

In September 2009, the Emerging Issues Task Force issued new guidance pertaining to the accounting for revenue arrangements with multiple deliverables. The new guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The new guidance is applicable to the Company and will be effective beginning August 1, 2010. The Company is currently evaluating the potential impact of the new guidance on its consolidated financial statements and does not believe the guidance will have a material impact.

In September 2009, the Emerging Issues Task Force issued new guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality” and removes these products from the scope of current software revenue guidance. The new guidance shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this guidance unless it also elects early application of the new rule pertaining to accounting for revenue arrangements with multiple deliverables. The new guidance is applicable to the Company and will be effective beginning August 1, 2010. The Company is currently evaluating the potential impact of the new guidance on its consolidated financial statements and does not believe the guidance will have a material impact.

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

In January 2010, the FASB issued new guidance on the disclosures of fair value measurements. This new guidance amends the authoritative guidance for fair value measurements and disclosures by adding new disclosure requirements with respect to transfers in and out of Levels 1 and 2 fair value measurements, as well as by requiring gross basis disclosures for purchases, sales, issuances, and settlements included in the reconciliation of Level 3 fair value measurements. This new guidance also amends the authoritative guidance by providing clarifications to existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. We adopted this new guidance, including the guidance related to the disclosures about purchases, sales, issuances, and settlements in the roll forwards of activity in Level 3 fair value measurements, beginning in the third quarter of 2010 fiscal year. The adoption of this guidance did not have a material impact on our financial position or results of operations.

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

The parties in the approximately 300 coordinated cases, including the Company’s case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. On October 5, 2009, the Court granted final approval of the settlement. A group of three objectors filed a petition to the Second Circuit seeking permission to appeal the District Court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 5, 2006 order vacating the District Court’s order certifying classes in the focus cases. Plaintiffs filed an opposition to the petition. Six notices of appeal to the Second Circuit have also been filed by different groups of objectors. A briefing schedule has not yet been established.

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

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

Other Matters

On June 29, 2006, a former employee of the Company filed a complaint against the Company and the Company’s Chief Executive Officer in Massachusetts Superior Court alleging, among other things, claims relating to wrongful termination of an employment agreement, fraud in the inducement, retaliation and claims relating to certain of the Company’s stock option grant practices in 1999-2001. The complaint demanded lost wages, unspecified monetary damages and reinstatement of medical benefits, among other things. The case was moved to the Business Litigation Session of the Suffolk County Superior Court and, following an oral hearing on a motion to dismiss, the case was ordered dismissed on January 24, 2007. The plaintiff filed a Notice of Appeal of the order and judgment and oral argument was held on October 14, 2009. On December 22, 2009, the Appeals Court affirmed dismissal of the case, ruling in favor of the Company on every claim. On January 22, 2010, the plaintiff filed an application for further appellate review with the Supreme Judicial Court of the Commonwealth of Massachusetts. On February 24, 2010, the Supreme Judicial Court of the Commonwealth of Massachusetts denied the plaintiff’s application for Further Appellate Review. This matter is now closed.

From time to time the Company is a party to litigation and other disputes which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

Guarantees

As of April 24, 2010, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations, indemnifications for intellectual property infringement claims and indemnifications for officers and directors.

In the normal course of business, the Company may also agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements at April 24, 2010 or July 31, 2009.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not limited; however, the Company has directors and officers’ insurance coverage that reduces its exposure and may enable the Company to recover a portion of any future amounts paid. The Company has previously incurred expenses under these agreements on behalf of eligible persons for legal fees incurred by them in connection with the stock option investigations, the

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

resulting restatement of previously issued financial statements and the subsequent inquiry by the SEC and DOJ of information and documentation related thereto as previously disclosed in the Company’s periodic reports to the SEC on Form 10-K and Form 10-Q. Due to the Company’s inability to estimate its liabilities in connection with these agreements, the Company has not recorded a liability for these agreements at April 24, 2010 or July 31, 2009. The Company maintains insurance policies whereby certain payments may be recoverable, including indemnification payments made on behalf of certain officers and directors, subject to the terms and conditions provided in such policies. The Company received insurance recoveries of $0.2 million and $3.7 million for the first nine months of fiscal 2010 and fiscal 2009, respectively.

Warranty Liability

The following table summarizes the activity related to product warranty liability (in thousands):

	Three Months Ended		Nine Months Ended
	April 24, 2010	April 25, 2009	April 24, 2010	April 25, 2009
Beginning balance	$2,525	$3,619	$2,866	$3,829
Accruals /adjustments	(163)	154	(441)	218
Settlements	(43)	(139)	(106)	(413)

Ending balance	$2,319	$3,634	$2,319	$3,634

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

12. Fair Value Measurements

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets of the Company measured at fair value on a recurring basis as of April 24, 2010, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	April 24, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$58,676	$58,676	$—	$—
Government obligations	577,024	577,024	—	—

Total assets	$635,700	$635,700	$—	$—

Cash equivalents

Cash equivalents of $58.7 million consisting of money market funds and federal government and government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Government obligations

Government obligations of $577 million consisting of federal government and government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

13. Subsequent Events

The Company evaluated its events and transactions subsequent to its April 24, 2010 balance sheet date and determined that there were no significant subsequent events to report.

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

Revenue for the three months ended April 24, 2010 decreased 37% to $14.6 million year over year. Net loss was $3.7 million for the three months ended April 24, 2010, compared to net loss of $2.7 million for the same period ended April 25, 2009.

We operate in a challenging market environment subject to concentration of purchasing power exercised by a small number of customers, extreme pricing pressure, and competitive leverage for incumbent equipment suppliers. In addition, the service provider markets we serve continue to be impacted by reduced or delayed capital spending on networking projects. As a result of these ongoing market challenges, our strategy has been to focus our sales efforts on qualified revenue opportunities, tightly align our R&D investments with the needs of our customers, and deliver exceptional customer service and support. We will continue to employ this strategy for both our existing business as well as new product development initiatives focused on emerging, high-growth market opportunities.

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

Our total cash, cash equivalents and investments were $635.7 million at April 24, 2010. Included in this amount were cash and cash equivalents of $58.7 million. We intend to fund our operations for the foreseeable future, including fixed commitments under operating leases and any required capital expenditures, using our existing cash, cash equivalents and investments. We believe that current balances will be sufficient to satisfy our operating requirements and enable us to pursue strategic alternatives.

Critical Accounting Policies and Estimates

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009 describes the significant accounting estimates and policies used in the preparation of the financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies during the first nine months of fiscal 2010.

Results of Operations

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	April 24, 2010	April 25, 2009	Variance in Dollars	Variance in Percent	April 24, 2010	April 25, 2009	Variance in Dollars	Variance in Percent
Revenue
Product	$8,397	$15,613	$(7,216)	(46)%	$28,765	$31,257	$(2,492)	(8)%
Service	6,190	7,370	(1,180)	(16)%	17,620	18,855	(1,235)	(7)%

Total revenue	$14,587	$22,983	$(8,396)	(37)%	$46,385	$50,112	$(3,727)	(7)%

Total revenue decreased for the three and nine months ended April 24, 2010 compared to the comparable periods ended April 25, 2009. Product revenue consists primarily of sales of our intelligent bandwidth management solutions. Product revenue decreased for the three and nine months ended April 24, 2010 compared to the same periods ended April 25, 2009, primarily due to revenue that was previously deferred being recognized in the three months ended April 25, 2009. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue decreased for the three and nine months ended April 24, 2010 compared to the same periods ended April 25, 2009 due to the recognition in the three months ended April 25, 2009 of deferred service revenue related to the aforementioned prior period product deferrals.

For the three months ended April 24, 2010, two customers each accounted for more than 10% of our total revenue. International revenue represented 42% of our total revenue. We expect future revenue will continue to be highly concentrated in a relatively small number of customers. The timing of customer requirements during a fiscal year may cause shifts between quarterly periods in the level of revenue, the number of customers who account for more than 10% of our revenue and in the mix of domestic versus international revenue. The loss or any substantial reduction or delay in orders by any one of these customers could materially adversely affect our business and, accordingly, our financial condition and results of operations.

Gross profit

The following table presents gross profit for product and services (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	April 24, 2010	April 25, 2009	April 24, 2010	April 25, 2009
Gross profit:
Product	$4,406	$7,862	$14,748	$10,814
Service	4,124	4,708	10,854	11,023

Total	$8,530	$12,570	$25,602	$21,837

Gross profit:
Product	52%	50%	51%	35%
Service	67%	64%	62%	59%

Total	58%	55%	55%	44%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services, other fixed manufacturing costs and provisions for warranty, scrap, rework and provisions which may be taken for excess or slow moving inventory. Product gross profit decreased for the three months ended April 24, 2010 compared to the three months ended April 25, 2009. The decrease was primarily due to lower revenue in the current period compared to the prior period, as a result of the recognition of revenue in the prior year that was previously deferred. Product gross profit increased for the nine months ended April 24, 2010 compared to the nine months ended April 25, 2009. The increase in gross profit was primarily due to lower operations costs resulting from the cost reduction actions initiated during the past year, significantly lower provisions for inventory obsolescence and warranty, and higher margins on a more favorable mix of products sold. Product gross profit may fluctuate from period to period due to volume fluctuations, pricing pressures resulting from intense competition in our industry and the enhanced negotiating leverage of larger customers. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, overhead absorption, sales discounts, increases in labor costs, excess inventory and obsolescence charges, increases in component pricing or other material costs, the introduction of new products or the entry into new markets with different pricing and cost structures.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit decreased for the three and nine months ended April 24, 2010 compared to the same periods ended April 25, 2009. The decrease in service gross profit was primarily due to lower service revenue partially offset by a decrease in our fixed service costs. As most of our service cost of revenue is fixed, increases or decreases in revenue can have a significant impact on service gross profit. Service gross profit may also be affected in future periods by various factors including, but not limited to, the change in mix between technical support services and advanced services, competitive and economic pricing pressures, the enhanced negotiating leverage of certain larger customers, maintenance contract renewals and the timing of renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	April 24, 2010	April 25, 2009	Variance in Dollars	Variance in Percent	April 24, 2010	April 25, 2009	Variance in Dollars	Variance in Percent
Research and development	$7,783	$13,042	$(5,259)	(40)%	$24,216	$37,409	$(13,193)	(35)%
Sales and marketing	2,729	3,648	(919)	(25)%	8,073	11,366	(3,293)	(29)%
General and administrative	2,221	2,320	(99)	(4)%	6,973	5,573	1,400	25%
Restructuring and asset impairment	510	—	510	100%	6,726	817	5,909	723%

Total operating expenses	$13,243	$19,010	$(5,767)	(30)%	$45,988	$55,165	$(9,177)	(17)%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses decreased for the three and nine months ended April 24, 2010 compared to the same periods ended April 25, 2009. The decrease was primarily due to lower personnel expenses of $4.0 million and $10.2 million for the three and nine months ended April 24, 2010 resulting from the cost reduction actions initiated over the past year. The decrease was also due to reductions in certain fixed and allocated costs resulting from cost containment actions.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, and other sales and marketing support expenses. Sales and marketing expenses decreased for the three and nine months ended April 24, 2010 compared to the same periods ended April 25, 2009. The decrease was primarily due to lower personnel expenses of $0.7 million and $2.5 million for the three and nine months ended April 24, 2010 resulting from the cost reduction actions and reductions in other discretionary spending initiated over the past year. Within our existing spending levels, we continue to allocate sales and marketing resources to those geographic regions where we see the most attractive opportunities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, professional fees and other general corporate expenses and, in prior year periods, amortization of intangible assets. General and administrative costs are net of insurance recoveries associated with the Company’s now concluded stock option investigation.

General and administrative expenses decreased approximately $0.1 million for the three months ended April 24, 2010 and increased approximately $1.4 million the nine months ended April 24, 2010 when compared to the prior comparable year. General and administrative expenses decreased for the three months ended April 24, 2010 primarily due to lower personnel and discretionary expenses of approximately $0.6 million and reduced amortization of intangible assets of $0.3 million offset by the impact of an insurance recovery in the three months ended April 25, 2009 of $0.7 million. The increase in general and administrative expenses for the nine months ended April 24, 2010 compared to the same period ended April 25, 2009 was primarily due to an insurance recovery of $3.7 million in the prior year compared to $0.2 million in the nine months ended April 24, 2010. The impact of the lower insurance recoveries for the nine months ended April 24, 2010 was partially offset by a decrease in personnel expenses of $0.9 million resulting from the cost reductions initiated over the past year and a decrease in the amortization of intangible assets of $1.0 million due to the full write-off of such assets in the fourth quarter of fiscal 2009.

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

During the third quarter of fiscal 2010, the Company completed a consolidation of its Chelmsford, Massachusetts facility. Accordingly, the Company recorded a restructuring charge of $0.6 million for rent associated with the portion of the facility that is no longer being used. Additionally, during the third quarter of fiscal 2010, the Company recorded an adjustment of $0.1 million for unused outplacement services.

We continuously monitor our costs. If current market and economic conditions persist, it would increase the likelihood of incurring future restructuring and/or impairment charges.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	April 24, 2010	April 25, 2009	Variance in Dollars	Variance In Percent	April 24, 2010	April 25, 2009	Variance in Dollars	Variance In Percent
Interest and other income, net	$1,108	$3,831	$(2,723)	(71)%	$4,569	$14,851	$(10,282)	(69)%

Interest and other income net decreased for the three and nine months ended April 24, 2010 compared to the same periods ended April 25, 2009. The decrease was primarily due to lower interest rates in fiscal 2010 when compared to fiscal 2009 and a lower average investment balance as a result of the cash distribution that was paid on December 15, 2009.

Income Tax Expense/Benefit

The income tax expense for the three months ended April 24, 2010 was $0.1 million and the income tax benefit was $0.5 million for the nine months ended April 24, 2010. The recognized tax benefit reflects the tax effect of the November 2009 enactment of the Home Ownership and Business Assistance Act of 2009. The new law provides for the utilization of 100% (previously 90%) of certain net operating loss carrybacks against alternative minimum taxable income and results in an aggregate refund of alternative minimum tax paid of $0.8 million for fiscal 2006 and fiscal 2007. Income tax expense of $0.1 million and $0.2 million was recorded for the three and nine months ended April 25, 2009, primarily related to income tax expense in certain states and profitable foreign jurisdictions.

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

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $635.7 million at April 24, 2010. Included in this amount were cash and cash equivalents of $58.7 million compared to $347.7 million at July 31, 2009. The decrease in cash and cash equivalents was primarily attributable to the cash distribution paid on December 15, 2009.

Net cash provided by investing activities was $0.3 million for the nine months ended April 24, 2010 and consisted primarily of net proceeds of investments of $0.8 million partially offset by purchases of property and equipment of $0.5 million.

Net cash used in operating activities was $5.2 million for the nine months ended April 24, 2010. Net loss for the nine months ended April 24, 2010 was $15.3 million and included non-cash charges including share-based compensation of $2.5 million, an impairment charge of $1.1 million, and depreciation and amortization of $5.2 million. Accounts receivable decreased to $10.7 million at April 24, 2010 from $12.9 million at July 31, 2009. The decrease was primarily due to the timing of shipments and timing of support contract renewals. Our accounts receivable and days sales outstanding are impacted primarily by the timing of shipments, collections performance and timing of support contract renewals. Inventory levels decreased to $14.6 million at April 24, 2010 from $16.1 million at July 31, 2009. The decrease was primarily due to the sale of existing on-hand inventory. Deferred revenue increased to $16.8 million at April 24, 2010 from $15.5 million at July 31, 2009 due to the timing of service contract renewals and the revenue recognition of prior quarter product shipments. Accrued restructuring costs decreased to $0.6 million at April 24, 2010 from $2.5 million at July 31, 2009 due to severance payments related to our workforce reduction and rent payments related to facility consolidations.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $635.7 million at April 24, 2010. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits and government securities. At April 24, 2010, $391.4 million of investments with maturities of less than one year were classified as short-term investments. Based on our current expectations, we anticipate that some portion of our existing cash, cash equivalents and investments may be consumed by operations. Our accounts receivable, while not considered the primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At April 24, 2010, more than 50% of our accounts receivable balance was attributable to three of our customers. As of April 24, 2010, we have no outstanding debt or credit facilities and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures. We currently intend to fund our operations, including our fixed operating leases, purchase commitments and any required capital expenditures using our existing cash, cash equivalents and investments.

As of April 24, 2010, future cash restructuring payments of $0.6 million consist primarily of costs related to rent that will be paid over the next 2 years.

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

At April 24, 2010, our future obligations, which consist of contractual commitments for operating leases and inventory and other purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Other

Operating leases	$3,890	$2,012	$1,878	$—	$—	$—
Inventory and other purchase commitments	7,887	7,887	—	—	—	—
Other tax liabilities (1)	1,504	—	—	—	—	1,504

Total	$13,281	$9,899	$1,878	$—	$—	$1,504

(1)	Represents tax liabilities related to unrecognized tax benefits.

Payments made under operating leases will be treated as rent expense for the facilities currently being utilized, or as a reduction of the restructuring liability for payments relating to excess facilities. Payments made for inventory purchase commitments will initially be capitalized as inventory and will then be recorded as cost of revenue as the inventory is sold or otherwise disposed of.

Recent Accounting Pronouncements

In December 2007, the FASB issued a new pronouncement on business combinations. This pronouncement replaces the old business combination pronouncement and provides greater consistency in the accounting and financial reporting of business combinations. The pronouncement requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction at fair value, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition without first reducing other acquired assets, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulting from a business combination are to be recognized in income from continuing operations in the period of the combination. This pronouncement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and as a result, the Company adopted the pronouncement in the first quarter of fiscal 2010 and it did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued new guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This new guidance amends the prior guidance for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The new guidance eliminates the distinction between contractual and non-contractual contingencies. The new guidance is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and as a result, the Company adopted the new guidance in the first quarter of fiscal 2010 and it did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued new guidance that delays fair value accounting for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until 2009. The Company adopted fair value accounting beginning August 1, 2008 and deferred the application of fair value accounting for nonfinancial assets and liabilities until August 1, 2009. The Company adopted fair value accounting for nonfinancial assets and liabilities in the first quarter of fiscal 2010 and it did not have a material impact on our consolidated financial statements.

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

In September 2009, the Emerging Issues Task Force issued new guidance pertaining to the accounting for revenue arrangements with multiple deliverables. The new guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The new guidance is applicable to the Company and will be effective beginning August 1, 2010. The Company is currently evaluating the potential impact of the new guidance on its consolidated financial statements and does not believe the guidance will have a material impact.

In September 2009, the Emerging Issues Task Force issued new guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality” and removes these products from the scope of current software revenue guidance. The new guidance shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this guidance unless it also elects early application of the new rule pertaining to accounting for revenue arrangements with multiple deliverables. The new guidance is applicable to the Company and will be effective beginning August 1, 2010. The Company is currently evaluating the potential impact of the new guidance on its consolidated financial statements and does not believe the guidance will have a material impact.

In January 2010, the FASB issued new guidance on the disclosures of fair value measurements. This new guidance amends the authoritative guidance for fair value measurements and disclosures by adding new disclosure requirements with respect to transfers in and out of Levels 1 and 2 fair value measurements, as well as by requiring gross basis disclosures for purchases, sales, issuances, and settlements included in the reconciliation of Level 3 fair value measurements. This new guidance also amends the authoritative guidance by providing clarifications to existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. We adopted this new guidance, including the guidance related to the disclosures about purchases, sales, issuances, and settlements in the roll forwards of activity in Level 3 fair value measurements, beginning in the third quarter of 2010 fiscal year. The adoption of this guidance did not have a material impact on our financial position or results of operations.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at April 24, 2010, the fair value of the portfolio would decline by approximately $0.3 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business is global, with international revenue representing 35% of total revenue in fiscal 2009 and 40% of revenue in the first nine months of fiscal 2010. To date, our revenue has been primarily denominated in US dollars. Additionally, we have a development center in Shanghai, China. Currency fluctuations to date have not had a significant impact on our financial results. We expect international sales to continue to represent a significant portion of our revenue and that we will continue to incur cost in our Shanghai development center. Should our exposure to foreign currency fluctuations become material, we are prepared to hedge against such fluctuations, although we have not engaged in hedging activities to date.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 24, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

The parties in the approximately 300 coordinated cases, including the Company’s case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. On October 5, 2009, the Court granted final approval of the settlement. A group of three objectors filed a petition to the Second Circuit seeking permission to appeal the District Court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 5, 2006 order vacating the District Court’s order certifying classes in the focus cases. Plaintiffs filed an opposition to the petition. Six notices of appeal to the Second Circuit have also been filed by different groups of objectors. A briefing schedule has not yet been established.

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

Other Matters

On June 29, 2006, a former employee of the Company filed a complaint against the Company and the Company’s Chief Executive Officer in Massachusetts Superior Court alleging, among other things, claims relating to wrongful termination of an employment agreement, fraud in the inducement, retaliation and claims relating to certain of the Company’s stock option grant practices in 1999-2001. The complaint demanded lost wages, unspecified monetary damages and reinstatement of medical benefits, among other things. The case was moved to the Business Litigation Session of the Suffolk County Superior Court and, following an oral hearing on a motion to dismiss, the case was ordered dismissed on January 24, 2007. The plaintiff filed a Notice of Appeal of the order and judgment and oral argument was held on October 14, 2009. On December 22, 2009, the Appeals Court affirmed dismissal of the case, ruling in favor of the Company on every claim. On January 22, 2010, the plaintiff filed an application for further appellate review with the Supreme Judicial Court of the Commonwealth of Massachusetts. On February 24, 2010, the Supreme Judicial Court of the Commonwealth of Massachusetts denied the plaintiff’s application for Further Appellate Review. This matter is now closed.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended April 24, 2010, the following shares of common stock were surrendered to the Company:

	Total shares surrendered *	Average price paid per share

January 24, 2010 – February 20, 2010	150	$—

February 21, 2010– March 20, 2010	265	—

March 21, 2010 – April 24, 2010	126	—

Total	541	$—

*	Surrendered to the Company by departing employees for no consideration pursuant to pre-existing contractual rights.

The Company has not publicly announced any programs to repurchase shares of Common Stock.

Item 6.	Exhibits

Exhibits:

(a) List of Exhibits

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (5)

3.5	Amended and Restated By-Laws of the Company (4)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).

(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).

(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.

(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Securities and Exchange Commission on November 28, 2007.

(5)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009.

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

Dated: May 26, 2010