Form 10-Q
period 2010-10-30
SYCAMORE NETWORKS INC
filed 2010-12-02
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 30, 2010

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

The number of shares outstanding of the registrant’s Common Stock as of November 29, 2010 was 28,530,711.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1.	Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	October 30, 2010	July 31, 2010
Assets
Current assets:
Cash and cash equivalents	$208,845	$104,416
Short-term investments	385,772	450,722
Accounts receivable, net of allowance for doubtful accounts of $72 at October 30, 2010 and July 31, 2010	6,474	14,168
Inventories	10,577	11,175
Prepaids and other current assets	1,511	1,873

Total current assets	613,179	582,354

Property and equipment, net	5,656	6,569
Long-term investments	43,208	81,739
Other assets	364	358

Total assets	$662,407	$671,020

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,040	$2,891
Accrued compensation	2,191	2,767
Accrued warranty	1,680	1,720
Accrued expenses	1,598	1,437
Accrued restructuring costs	769	498
Deferred revenue	8,252	10,930
Other current liabilities	954	1,142

Total current liabilities	17,484	21,385

Other long term liabilities	1,706	1,714
Long term deferred revenue	3,358	3,918

Total liabilities	22,548	27,017

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 250,000 shares authorized; 28,521 and 28,431 shares issued and outstanding at October 30, 2010 and July 31, 2010, respectively	28	28
Additional paid-in capital	1,762,288	1,759,520
Accumulated deficit	(1,122,699)	(1,116,160)
Accumulated other comprehensive income	242	615

Total stockholders’ equity	639,859	644,003

Total liabilities and stockholders’ equity	$662,407	$671,020

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	October 30, 2010	October 24, 2009
Revenue:
Product	$5,724	$10,052
Service	5,985	5,572

Total revenue	11,709	15,624

Cost of revenue:
Product	4,673	5,409
Service	2,212	2,438

Total cost of revenue	6,885	7,847

Gross profit	4,824	7,777

Operating expenses:
Research and development	7,311	8,672
Sales and marketing	2,600	2,585
General and administrative	2,126	2,308
Restructuring and related asset impairment	—	6,304

Total operating expenses	12,037	19,869

Loss from operations	(7,213)	(12,092)
Interest and other income, net	768	1,820

Loss before income taxes	(6,445)	(10,272)
Income tax expense	94	120

Net loss	$(6,539)	$(10,392)

Net loss per share:
Basic	$(0.23)	$(0.37)
Diluted	$(0.23)	$(0.37)
Weighted average shares outstanding:
Basic	28,451	28,417
Diluted	28,451	28,417

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	October 30, 2010	October 24, 2009
Cash flows from operating activities:
Net loss	$(6,539)	$(10,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,088	2,049
Share-based compensation	544	830
Asset impairment	—	1,076
Adjustments to provision for excess and obsolete inventory	859	(105)
Changes in operating assets and liabilities:
Accounts receivable	7,694	(758)
Inventories	(310)	2,090
Prepaids and other assets	356	700
Deferred revenue	(3,238)	(1,618)
Accounts payable	(851)	(1,118)
Accrued expenses and other liabilities	(651)	(420)
Accrued restructuring costs	271	1,288

Net cash used in operating activities	(777)	(6,378)

Cash flows from investing activities:
Purchases of property and equipment	(126)	(56)
Purchases of investments	(131,305)	(123,020)
Proceeds from maturities and sales of investments	234,413	131,887

Net cash provided by investing activities	102,982	8,811

Cash flows from financing activities:
Proceeds from issuance of common stock	2,224	233

Net cash provided by financing activities	2,224	233

Net increase in cash and cash equivalents	104,429	2,666
Cash and cash equivalents, beginning of period	104,416	347,696

Cash and cash equivalents, end of period	$208,845	$350,362

Cash paid for income taxes	$28	$56

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements

1. Description of Business

We develop and market Intelligent Bandwidth Management solutions for fixed line and mobile network operators worldwide and provide services associated with such products. Our current and prospective customers include domestic and international wireline and wireless network service providers, utility companies, large enterprises, multiple systems operators and government entities (collectively referred to as “service providers”). Our existing bandwidth management portfolio of optical switches, multiservice cross-connects and multiservice access platforms serve applications that extend across the network infrastructure, from multiservice access and regional backhaul to the optical core. We are also developing and marketing a mobile broadband optimization solution designed to help mobile operators reduce congestion in mobile access networks. We believe our products enable network operators to efficiently and cost-effectively provision and manage network capacity to support a wide range of converged services such as voice, video and data. As used in this report, “Sycamore,” “we,” “us,” or “our” refers collectively to Sycamore Networks, Inc. (the “Company”) and its subsidiaries.

2. Basis of Presentation

The accompanying financial data as of October 30, 2010 and for the three months ended October 30, 2010 and October 24, 2009 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended July 31, 2010.

In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair statement of financial position as of October 30, 2010 and results of operations and cash flows for the periods ended October 30, 2010 and October 24, 2009. The results of operations and cash flows for the periods ended October 30, 2010 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

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

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

3. Share-Based Compensation

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended
	October 30, 2010	October 24, 2009
Cost of product revenue	$33	$58
Cost of service revenue	47	67
Research and development	147	324
Sales and marketing	169	212
General and administrative	148	169

Share-based compensation expense	$544	$830

Stock option activity under all of the Company’s stock plans since July 31, 2010 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at July 31, 2010	1,995,224	$33.16	4.12

Options granted	3,000	32.22
Options exercised	(89,346)	24.89
Options canceled	(12,027)	43.18

Outstanding at October 30, 2010	1,896,851	$33.49	3.88

Options vested and expected to vest	1,879,648	$33.58	3.85

Options exercisable at end of period	1,695,956	$34.61	3.46

Weighted average fair value of options granted for the three months ended October 30, 2010	$13.83

The intrinsic value of options exercised during the three months ended October 30, 2010 was $0.7 million.

As of October 30, 2010, there was $2.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	October 30, 2010	October 24, 2009
Numerator:
Net loss	$(6,539)	$(10,392)

Denominator:
Weighted-average shares of common stock outstanding	28,452	28,432
Weighted-average shares subject to repurchase	(1)	(15)

Shares used in per-share calculation—basic	28,451	28,417

Weighted-average shares of common stock outstanding	28,451	28,417
Weighted common stock equivalents	—	—

Shares used in per-share calculation—diluted	28,451	28,417

Net loss per share:
Basic	$(0.23)	$(0.37)

Diluted	$(0.23)	$(0.37)

Employee stock options to purchase 2.0 million and 2.7 million shares have not been included in the computation of diluted net loss per share for the three month periods ended October 30, 2010 and October 24, 2009, respectively, because their effect would have been antidilutive.

All periods presented have been adjusted for the 1-for-10 reverse stock split.

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

5. Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company’s short and long term investments, $385.8 million and $43.2 million, respectively, are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of short and long term investments is determined based on quoted market prices at the reporting date for those instruments. As of October 30, 2010 and July 31, 2010, aggregate cash and cash equivalents and short and long term investments consisted of (in thousands):

October 30, 2010:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$208,845	$—	$—	$208,845
Government securities	428,465	516	(1)	428,980

Total	$637,310	$516	$(1)	$637,825

July 31, 2010:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$104,416	$—	$—	$104,416
Government securities	531,560	903	(2)	532,461

Total	$635,976	$903	$(2)	$636,877

6. Inventories

Inventories consisted of the following (in thousands):

	October 30, 2010	July 31, 2010
Raw materials	$4,442	$4,939
Work in process	1,121	833
Finished goods	5,014	5,403

Total	$10,577	$11,175

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

7. Comprehensive Loss

The components of comprehensive loss consisted of the following (in thousands):

	Three Months Ended
	October 30, 2010	October 24, 2009
Net loss	$(6,539)	$(10,392)
Unrealized loss on investments	(373)	(306)

Comprehensive loss	$(6,912)	$(10,698)

8. Restructuring and Impairment Charges

During the first quarter of fiscal 2011, the Company made the decision to integrate and realign its operations group with other functional areas to enhance operational efficiency and realize the benefits of identified synergies within the respective groups. The realignment resulted in the elimination of four positions. The Company recorded a restructuring charge of $0.3 million which was charged to cost of product revenue. This charge relates to employee separation packages including severance pay, benefits continuation and outplacement costs.

We continuously monitor our costs and therefore future restructuring and/or impairment charges may be necessary in response to future market or economic conditions.

As of October 30, 2010, remaining future cash payments associated with restructuring activities approximated $0.8 million and consist primarily of costs related to rent and employee separation packages that will be paid over the next 18 months. A roll forward of the restructuring accrual is summarized below (in thousands):

	Accrual Balance at July 31, 2010	Additions	Payments	Accrual Balance at October 30, 2010
Workforce reduction	$—	$339	$—	$339
Facility consolidations	498	—	68	430

Total	$498	$339	$68	$769

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

9. Income Taxes

As of October 30, 2010 and July 31, 2010, the Company had a liability of $1.6 million for taxes, interest and penalties for unrecognized tax benefits related to various foreign income tax matters. If recognized, the entire amount would impact the Company’s effective tax rate. During fiscal 2011 it is reasonably possible that we may recognize up to $0.2 million of previously unrecognized tax benefits related to various foreign tax positions.

As of October 30, 2010 and July 31, 2010, the Company had $0.4 million accrued for interest and penalties related to uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international, and state income taxes.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service, various foreign jurisdictions, and state jurisdictions for the fiscal years ended July 31, 2004 through July 31, 2010.

The income tax expense for the three months ended October 30, 2010 was $0.1 million.

As a result of having substantial accumulated net operating losses, the Company determined that it is more likely than not that our deferred tax assets may not be realized. Therefore, we maintain a full valuation allowance. If the Company generates sustained future taxable income against which these tax attributes may be applied, some or all of the net operating loss carryforwards may be utilized and the valuation allowance reversed. If the valuation allowance is reversed, portions would be recorded as an increase to paid-in capital and the remainder would be recorded as a reduction in income tax expense.

10. Recent Accounting Pronouncements

In September 2009, the Emerging Issues Task Force issued new guidance pertaining to the accounting for revenue arrangements with multiple deliverables. The new guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The new guidance is applicable to the Company and is effective beginning August 1, 2010. The Company adopted the new guidance in the first quarter of fiscal 2011, on a prospective basis, and it did not have a material impact on our consolidated financial statements.

In September 2009, the Emerging Issues Task Force issued new guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality” and removes these products from the scope of current software revenue guidance. The new guidance shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this guidance unless it also elects early application of the new rule pertaining to accounting for revenue arrangements with multiple deliverables. The new guidance is applicable to the Company and is effective beginning August 1, 2010. The Company adopted the new guidance in the first quarter of fiscal 2011 and it did not have a material impact on our consolidated financial statements.

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

The parties in the approximately 300 coordinated cases, including the Company’s case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. On October 5, 2009, the Court granted final approval of the settlement. Two appeals by two objectors to the settlement are proceeding before the Second Circuit Court of Appeals. Appellees are required to file answering briefs on December 17, 2010. Additional objectors who filed notices of appeal have withdrawn those appeals.

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

Derivative Lawsuits

In October 2007, a purported Sycamore Networks, Inc. stockholder filed a complaint for violation of Section 16 of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company’s Initial Public Offering underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., in District Court for the Western District of Washington (“District Court”) seeks recovery of short-swing profits. On April 28, 2008, the district court established a briefing schedule for motions to dismiss and ruled that all discovery be stayed pending resolution of the motions to dismiss. The District Court found the motions appropriate for oral argument which was held on January 6, 2009. On March 16, 2009, the District Court issued an order dismissing the case. On March 31, 2009, the plaintiff appealed. Briefing before the Ninth Circuit was complete as of November 17, 2009 and oral argument was heard on October 5, 2010. The Company is named as a nominal defendant. No recovery is sought from the Company in this matter.

Other Matters

From time to time the Company is a party to litigation and other disputes which it considers routine and incidental to its business. Our management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

Guarantees

As of October 30, 2010, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations, indemnifications for intellectual property infringement claims and indemnifications for officers and directors.

In the normal course of business, the Company may also agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements at October 30, 2010 or July 31, 2010 as the Company believes the fair value is not material.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not limited; however, the Company has directors and officers insurance coverage that reduces its exposure and may enable the Company to recover a portion of any future amounts paid. The Company has not incurred any expense under these arrangements through the first quarter of fiscal year 2011 and did not incur any expense under these arrangements in fiscal year 2010. Due to the Company’s inability to estimate its liabilities in connection with these agreements, the Company has not recorded a liability for these agreements at October 30, 2010 or July 31, 2010. The Company maintains insurance policies whereby certain payments may be recoverable. The Company received $0.2 million in recoveries under such policies for fiscal year 2010.

Warranty Liability

The following table summarizes the activity related to product warranty liability (in thousands):

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

	Three Months Ended
	October 30, 2010	October 24, 2009
Beginning balance	$1,720	$2,866
Accruals /adjustments	57	(144)
Settlements	(97)	(61)

Ending balance	$1,680	$2,661

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements—(Continued)

12. Fair Value Measurements

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets of the Company measured at fair value on a recurring basis as of October 30, 2010, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	October 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$208,845	$208,845	$—	$—
Government obligations	428,980	428,980	—	—

Total assets	$637,825	$637,825	$—	$—

Cash equivalents

Cash equivalents of $208.8 million consisting of money market funds and federal government and government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Government obligations

Government obligations of $429.0 million consisting of federal government and government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

13. Subsequent Events

On December 1, 2010, the Company announced that the Board of Directors of Sycamore Networks, Inc. approved a cash distribution of $6.50 per share of common stock. The cash distribution will be paid on December 22, 2010 to stockholders of record as of December 13, 2010. As a result of having an accumulated deficit, the cash distribution of approximately $185.4 million will be recorded as a reduction to additional paid in capital.

The Company evaluated its events and transactions subsequent to its October 30, 2010 balance sheet date and determined that there were no other significant subsequent events to report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, we wish to caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including, without limitation, those risks and uncertainties discussed under the heading “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010. The information discussed in this report should be read in conjunction with our Annual Report on Form 10-K and other reports we file from time to time with the SEC. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.

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

Executive Summary

We develop and market Intelligent Bandwidth Management solutions for fixed line and mobile network operators worldwide and provide services associated with such products. Our current and prospective customers include domestic and international wireline and wireless network service providers, utility companies, large enterprises, multiple systems operators and government entities (collectively referred to as “service providers”). Our existing bandwidth management portfolio of optical switches, multiservice cross-connects and multiservice access platforms serve applications that extend across the network infrastructure, from multiservice access and regional backhaul to the optical core. We are also developing and marketing a mobile broadband optimization solution designed to help mobile operators reduce congestion in mobile access networks. We believe our products enable network operators to efficiently and cost-effectively provision and manage network capacity to support a wide range of converged services such as voice, video and data.

Revenue for the three months ended October 30, 2010, which was derived exclusively from our Intelligent Bandwidth Management products and services, decreased 25% to $11.7 million year over year. Net loss was $6.5 million for the three months ended October 30, 2010, compared to net loss of $10.4 million for the same period ended October 24, 2009.

The market for bandwidth management products continues to be challenged by high customer concentration, the project-oriented nature of purchasing patterns and customer migration to next-generation transmission technologies. In addition, the current economic climate continues to create uncertainty with regard to the level and timing of capital expenditures by service providers. With purchasing power concentrated in a small number of customers and with an excess of suppliers, competition remains intense. We believe that these factors will result in a limited number of new opportunities for revenue growth, and will continue to create quarterly revenue variability in this area of our business. Accordingly, our investments in these products will remain focused on customer support and sustaining engineering efforts, including targeted, incremental feature development tied to tangible revenue opportunities, and we will not be focusing on the development of next-generation transmission products. At the same time, we continue to invest in the area of mobile broadband optimization, which we believe represents an emerging market opportunity.

In July 2010, we announced the introduction of IQstream®, a mobile broadband optimization solution designed to help operators reduce congestion in mobile backhaul networks caused by rising demand for Internet video and other rich media subscriber content. IQstream is designed to lower the cost of delivering mobile data services by freeing up capacity in the cost-sensitive access network. In response to evolving customer requirements and market opportunities identified during the latter part of the first quarter of fiscal 2011, we made the decision to expand the scope of our first release of IQstream beyond our initial target set of features and accordingly now expect IQstream to be generally available in the first calendar quarter of 2011. We believe this expanded set of features will enhance the overall value of our solution and benefit the majority of our target customers.

On December 1, 2010, the Company announced that the Board of Directors of Sycamore Networks, Inc. approved a cash distribution of $6.50 per share of common stock. The cash distribution will be paid on December 22, 2010 to stockholders of record as of December 13, 2010. As a result of having an accumulated deficit, the cash distribution of approximately $185.4 million will be recorded as a reduction to additional paid in capital. We believe the cash distribution will provide a near-term benefit to our stockholders while also allowing the Company to retain sufficient financial resources to fund our current business operations and to pursue strategic alternatives.

In addition, we will continue to consider other strategic options that may serve to enhance stockholder value. These strategic options include, but are not limited to: acquisitions of, or mergers or other business combinations with, companies with complementary technologies or companies in other market segments; the sale or spin-off of certain assets; strategic alliances with, or investments in, other entities; the discontinuation or divestiture of certain products; and recapitalization alternatives, including stock buybacks, cash distributions or cash dividends.

Our cash, cash equivalents and investments totaled $637.8 million at October 30, 2010. We intend to fund our operations for the foreseeable future, including fixed commitments under operating leases and any required capital expenditures, utilizing these funds. We believe that existing cash, cash equivalents and investments subsequent to the announced cash distribution to be made in December 2010 will be sufficient to satisfy our operating requirements and enable us to pursue strategic alternatives.

Critical Accounting Policies and Estimates

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010 describes the significant accounting estimates and policies used in the preparation of the financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies during the first three months of fiscal 2011, other than the new revenue recognition guidance as discussed in the recent accounting pronouncnement section, which had no material impact on the consolidated financial statements.

Results of Operations

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Three Months Ended
	October 30, 2010	October 24, 2009	Variance in Dollars	Variance in Percent
Revenue
Product	$5,724	$10,052	$(4,328)	(43)%
Service	5,985	5,572	413	7%

Total revenue	$11,709	$15,624	$(3,915)	(25)%

Total revenue, which was derived exclusively from our Intelligent Bandwidth Management products and services, decreased for the three months ended October 30, 2010 compared to the comparable period ended October 24, 2009. Product revenue decreased for the three months ended October 30, 2010 compared to the same period ended October 24, 2009, primarily due to a decrease in demand for our optical switching products. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training.

Service revenue increased for the three months ended October 30, 2010 compared to the same period ended October 24, 2009 due to increased maintenance revenue partially offset by a decrease in installation revenue.

For the three months ended October 30, 2010, two customers each accounted for more than 10% of our total revenue. International revenue represented 30% of our total revenue. We expect future revenue will continue to be highly concentrated in a relatively small number of customers. The timing of customer requirements during a fiscal year may cause shifts between quarterly periods in the level and type of revenue, the number of customers who account for more than 10% of our revenue, and in the mix of domestic versus international revenue. The loss or any substantial reduction or delay in orders by any one of these customers could materially adversely affect our business and, accordingly, our financial condition and results of operations.

Gross profit

The following table presents gross profit for product and services (in thousands, except percentages):

	Three Months Ended
	October 30, 2010	October 24, 2009
Gross profit:
Product	$1,051	$4,643
Service	3,773	3,134

Total	$4,824	$7,777

Gross profit:
Product	18%	46%
Service	63%	56%

Total	41%	50%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services, other fixed manufacturing costs and provisions for warranty, scrap, rework, and provisions which may be taken for excess or slow moving inventory. Product gross profit decreased for the three months ended October 30, 2010 compared to the three months ended October 24, 2009. The decrease was primarily due to lower revenue in the current period, a provision of $0.9 million for certain inventory which, based on the company’s revised forecast, was deemed to be in excess of foreseeable demand and a provision of $0.3 million for severance and benefits related to the restructuring of our operations organization. Product gross profit may fluctuate from period to period due to volume fluctuations, pricing pressures resulting from intense competition in our industry, and the enhanced negotiating leverage of larger customers. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, overhead absorption, sales discounts, increases in labor costs, excess inventory and obsolescence charges, increases in component pricing or other material costs, the introduction of new products, or the entry into new markets with different pricing and cost structures.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit increased for the three months ended October 30, 2010 compared to the same period ended October 24, 2009. The increase in service gross profit was primarily due to higher maintenance revenue. As most of our service cost of revenue is fixed, increases or decreases in revenue can have a significant impact on service gross profit. Service gross profit may also be affected in future periods by various factors including, but not limited to, the change in mix between technical support services and advanced services, competitive and economic pricing pressures, the enhanced negotiating leverage of certain larger customers, maintenance contract renewals, and the timing of renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended
	October 30, 2010	October 24, 2009	Variance in Dollars	Variance in Percent
Research and development	$7,311	$8,672	$(1,361)	(16)%
Sales and marketing	2,600	2,585	15	1%
General and administrative	2,126	2,308	(182)	(8)%
Restructuring and asset impairment	—	6,304	(6,304)	(100)%

Total operating expenses	$12,037	$19,869	$(7,832)	(39)%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses decreased approximately $1.4 million for the three months ended October 30, 2010 compared to the same period ended October 24, 2009. The decrease was primarily due to lower personnel expenses of $0.7 million and lower fixed and allocated expenses of $0.9 million, offset by a slight increase in discretionary spending of $0.2 million.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, and other sales and marketing support expenses. Sales and marketing expenses increased slightly for the three months ended October 30, 2010 compared to the same period ended October 24, 2009. Within our existing spending levels, we continue to allocate sales and marketing resources to those geographic regions where we see the most attractive opportunities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, professional fees and other general corporate expenses. General and administrative costs are net of insurance recoveries associated with the Company’s now concluded stock option investigation.

General and administrative expenses decreased approximately $0.2 million for the three months ended October 30, 2010. The decrease was primarily due to a decrease in discretionary spending of $0.3 million and a decrease in personnel expenses of $0.1 million. These decreases were offset by the impact of insurance recoveries of $0.2 million in the three months ended October 24, 2009, which had the effect of reducing general and administrative costs for that prior year period.

Restructuring and Impairment Charges

During the first quarter of fiscal 2011, the Company made the decision to integrate and realign its operations group with other functional areas to enhance operational efficiency and realize the benefits of identified synergies within the respective groups. The realignment resulted in the elimination of four positions. The Company recorded a restructuring charge of $0.3 million which was charged to cost of product revenue. This charge relates to employee separation packages including severance pay, benefits continuation and outplacement costs.

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

We continuously monitor our costs and therefore future restructuring and/or impairment charges may be necessary in response to future market or economic conditions.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Three Months Ended
	October 30, 2010	October 24, 2009	Variance in Dollars	Variance In Percent
Interest and other income, net	$768	$1,820	$(1,052)	(58)%

Interest and other income net decreased for the three months ended October 30, 2010 compared to the three months ended October 24, 2009. The decrease was primarily due to lower interest rates in fiscal 2011 when compared to fiscal 2010 and a lower average investment balance as a result of the cash distribution that was paid on December 15, 2009.

Income Tax Expense

The income tax expense for the three months ended October 30, 2010 and October 24, 2009 was $0.1 million, primarily related to income tax expense in certain states and profitable foreign jurisdictions.

As a result of having substantial accumulated net operating losses, the Company determined that it is more likely than not that our deferred tax assets may not be realized. Therefore, we maintain a full valuation allowance. If the Company generates sustained future taxable income against which these tax attributes may be applied, some or all of the net operating loss carryforwards may be utilized and the valuation allowance reversed. If the valuation allowance is reversed, portions would be recorded as an increase to paid-in capital and the remainder would be recorded as a reduction in income tax expense.

Liquidity and Capital Resources

Total cash, cash equivalents and short and long term investments were $637.8 million at October 30, 2010. Included in this amount were cash and cash equivalents of $208.8 million compared to $104.4 million at July 31, 2010. The increase in cash and cash equivalents was primarily attributable to the maturity of various short term investments.

Net cash provided by investing activities was $103.0 million for the three months ended October 30, 2010 and consisted primarily of net proceeds from the maturity of investments of $103.1 million partially offset by purchases of property and equipment of $0.1 million.

Net cash used in operating activities was $0.8 million for the three months ended October 30, 2010. Net loss for the three months ended October 30, 2010 was $6.5 million and included non-cash charges including share-based compensation of $0.5 million, and depreciation and amortization of $1.1 million. Accounts receivable decreased to $6.5 million at October 30, 2010 from $14.2 million at July 31, 2010. The decrease was primarily due to lower revenue in the three months ended October 30, 2010. Our accounts receivable and days sales outstanding are impacted primarily by the timing of shipments, collections performance and timing of support contract renewals. Deferred revenue decreased to $11.6 million at October 30, 2010 from $14.8 million at July 31, 2010 due to the timing of service contract renewals.

Net cash provided by financing activities was $2.2 million and consisted of proceeds from the exercise of employee stock options.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $637.8 million at October 30, 2010. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits and government securities. At October 30, 2010, $385.8 million of investments with maturities of less than one year were classified as short-term investments. Based on our current expectations, we anticipate that some portion of our existing cash, cash equivalents and investments may be consumed by operations. Our accounts receivable, while not considered the primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At October 30, 2010, more than 56% of our accounts receivable balance was attributable to three of our customers. As of October 30, 2010, we have no outstanding debt or credit facilities and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures. We currently intend to fund our operations, including our fixed operating leases, purchase commitments and any required capital expenditures using our existing cash, cash equivalents and investments.

As of October 30, 2010, future cash restructuring payments of $0.8 million consist primarily of costs related to rent and employee sepration packages that will be paid over the next 18 months.

On December 1, 2010, the Company announced that the Board of Directors of Sycamore Networks, Inc. approved a cash distribution of $6.50 per share of common stock. The cash distribution will be paid on December 22, 2010 to stockholders of record as of December 13, 2010. As a result of having an accumulated deficit, the cash distribution of approximately $185.4 million will be recorded as a reduction to additional paid in capital. We believe the cash distribution will provide a near-term benefit to our stockholders while also allowing the Company to retain sufficient financial resources to fund our current business operations and to pursue strategic alternatives.

We believe that our current cash, cash equivalents and investments subsequent to the announced cash distribution to be made in December 2010 will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. We will continue to consider appropriate action with respect to our cash position in light of present and anticipated business needs as well as providing a means by which our stockholders may realize value in connection with their investment.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

At October 30, 2010, our future obligations, which consist of contractual commitments for operating leases and inventory and other purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Other
Operating leases	$2,913	$1,921	$992	$—	$—	$—
Inventory and other purchase commitments	6,959	6,959	—	—	—	—

Total	$9,872	$8,880	$992	$—	$—	$—

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

Recent Accounting Pronouncements

In September 2009, the Emerging Issues Task Force issued new guidance pertaining to the accounting for revenue arrangements with multiple deliverables. The new guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The new guidance is applicable to the Company and is effective beginning August 1, 2010. The Company adopted the new guidance in the first quarter of fiscal 2011, on a prospective basis, and it did not have a material impact on our consolidated financial statements.

In September 2009, the Emerging Issues Task Force issued new guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality” and removes these products from the scope of current software revenue guidance. The new guidance shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this guidance unless it also elects early application of the new rule pertaining to accounting for revenue arrangements with multiple deliverables. The new guidance is applicable to the Company and is effective beginning August 1, 2010. The Company adopted the new guidance in the first quarter of fiscal 2011 and it did not have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at October 30, 2010, the fair value of the portfolio would decline by approximately $0.1 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business is global, with international revenue representing 38% of total revenue in fiscal 2010 and 30% of revenue in the first three months of fiscal 2011. To date, our revenue has been primarily denominated in US dollars. Additionally, we have a development center in Shanghai, China. Currency fluctuations to date have not had a significant impact on our financial results. We expect international sales to continue to represent a significant portion of our revenue and that we will continue to incur costs in our Shanghai development center. Should our exposure to foreign currency fluctuations become material, we are prepared to hedge against such fluctuations, although we have not engaged in hedging activities to date.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 30, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

The parties in the approximately 300 coordinated cases, including the Company’s case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. On October 5, 2009, the Court granted final approval of the settlement. Two appeals by two objectors to the settlement are proceeding before the Second Circuit Court of Appeals. Appellees are required to file answering briefs on December 17, 2010. Additional objectors who filed notices of appeal have withdrawn those appeals.

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

Derivative Lawsuits

In October 2007, a purported Sycamore Networks, Inc. stockholder filed a complaint for violation of Section 16 of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company’s Initial Public Offering underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., in District Court for the Western District of Washington (“District Court”) seeks recovery of short-swing profits. On April 28, 2008, the district court established a briefing schedule for motions to dismiss and ruled that all discovery be stayed pending resolution of the motions to dismiss. The District Court found the motions appropriate for oral argument which was held on January 6, 2009. On March 16, 2009, the District Court issued an order dismissing the case. On March 31, 2009, the plaintiff appealed. Briefing before the Ninth Circuit was complete as of November 17, 2009 and oral argument was heard on October 5, 2010. The Company is named as a nominal defendant. No recovery is sought from the Company in this matter.

Other Matters

From time to time the Company is a party to litigation and other disputes which it considers routine and incidental to its business. Our management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010, as filed with the SEC on September 24, 2010. There have been no material changes to our risk factors from those previously disclosed in our Form 10-K. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended October 30, 2010, the following shares of common stock were surrendered to the Company:

	Total shares surrendered *	Average price paid per share
August 1, 2010 – August 28, 2010	27	$—
August 29, 2010 – September 25, 2010	—	—
September 26, 2010 – October 30, 2010	—	—

Total	27	$—

*	Surrendered to the Company by departing employees for no consideration pursuant to pre-existing contractual rights.

The Company has not publicly announced any programs to repurchase shares of Common Stock.

Item 6.	Exhibits

Exhibits:

(a)	List of Exhibits

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (5)

3.5	Amended and Restated By-Laws of the Company (4)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Securities and Exchange Commission on November 28, 2007.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009.

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

Dated: December 2, 2010