Form 10-Q
period 2011-01-29
SYCAMORE NETWORKS INC
filed 2011-02-24
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 29, 2011

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

The number of shares outstanding of the registrant’s Common Stock as of February 22, 2011 was 28,537,965.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	January 29, 2011	July 31, 2010
Assets
Current assets:
Cash and cash equivalents	$215,029	$104,416
Short-term investments	217,855	450,722
Accounts receivable, net of allowance for doubtful accounts of $72 at January 29, 2011 and July 31, 2010	10,488	14,168
Inventories	11,288	11,175
Prepaids and other current assets	1,920	1,873

Total current assets	456,580	582,354

Property and equipment, net	5,876	6,569
Long-term investments	12,082	81,739
Other assets	369	358

Total assets	$474,907	$671,020

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,077	$2,891
Accrued compensation	2,120	2,767
Accrued warranty	1,529	1,720
Accrued expenses	1,507	1,437
Accrued restructuring costs	578	498
Deferred revenue	10,187	10,930
Other current liabilities	1,092	1,142

Total current liabilities	19,090	21,385

Other long term liabilities	1,700	1,714
Long term deferred revenue	2,757	3,918

Total liabilities	23,547	27,017

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 250,000 shares authorized; 28,538 and 28,431 shares issued and outstanding at January 29, 2011 and July 31, 2010, respectively	29	28
Additional paid-in capital	1,577,611	1,759,520
Accumulated deficit	(1,126,204)	(1,116,160)
Accumulated other comprehensive income (loss)	(76)	615

Total stockholders’ equity	451,360	644,003

Total liabilities and stockholders’ equity	$474,907	$671,020

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010

Revenue:
Product	$5,593	$10,316	$11,317	$20,368
Service	6,564	5,858	12,549	11,430

Total revenue	12,157	16,174	23,866	31,798

Cost of revenue:
Product	3,090	4,617	7,763	10,026
Service	2,027	2,262	4,239	4,700

Total cost of revenue	5,117	6,879	12,002	14,726

Gross profit	7,040	9,295	11,864	17,072

Operating expenses:
Research and development	6,239	7,761	13,550	16,433
Sales and marketing	2,643	2,759	5,243	5,344
General and administrative	2,030	2,444	4,156	4,752
Restructuring and related asset impairment	—	(88)	—	6,216

Total operating expenses	10,912	12,876	22,949	32,745

Loss from operations	(3,872)	(3,581)	(11,085)	(15,673)
Interest and other income, net	470	1,641	1,238	3,461

Loss before income taxes	(3,402)	(1,940)	(9,847)	(12,212)
Income tax expense (benefit)	103	(727)	197	(607)

Net loss	$(3,505)	$(1,213)	$(10,044)	$(11,605)

Net loss per share:
Basic	$(0.12)	$(0.04)	$(0.35)	$(0.41)
Diluted	$(0.12)	$(0.04)	$(0.35)	$(0.41)

Weighted average shares outstanding:
Basic	28,531	28,420	28,491	28,418
Diluted	28,531	28,420	28,491	28,418

Cash distribution paid per common share	$6.50	$10.00	$6.50	$10.00

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	January 29, 2011	January 23, 2010

Cash flows from operating activities:
Net loss	$(10,044)	$(11,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,036	3,733
Share-based compensation	922	1,676
Asset impairment	—	1,076
Loss on disposal of equipment	—	22
Adjustments to provision for excess and obsolete inventory	969	(96)
Changes in operating assets and liabilities:
Accounts receivable	3,680	(3,856)
Inventories	(1,186)	2,391
Prepaids and other current assets	(58)	(1,350)
Deferred revenue	(1,904)	1,337
Accounts payable	(814)	404
Accrued expenses and other current liabilities	(832)	(1,238)
Accrued restructuring costs	80	(1,931)

Net cash used in operating activities	(7,151)	(9,437)

Cash flows from investing activities:
Purchases of property and equipment	(1,239)	(194)
Purchases of investments	(264,982)	(247,112)
Proceeds from maturities and sales of investments	566,815	257,987

Net cash provided by investing activities	300,594	10,681

Cash flows from financing activities:
Payment of cash distribution to common stockholders	(185,446)	(284,320)
Proceeds from issuance of common stock	2,616	233

Net cash used in financing activities	(182,830)	(284,087)

Net increase (decrease) in cash and cash equivalents	110,613	(282,843)
Cash and cash equivalents, beginning of period	104,416	347,696

Cash and cash equivalents, end of period	$215,029	$64,853

Cash paid for income taxes	$64	$89

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

2. Basis of Presentation

The accompanying financial data as of January 29, 2011 and for the three months and six months ended January 29, 2011 and January 23, 2010 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended July 31, 2010.

In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair statement of financial position as of January 29, 2011 and results of operations and cash flows for the periods ended January 29, 2011 and January 23, 2010. The results of operations and cash flows for the periods ended January 29, 2011 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

On December 22, 2010, the Company made a cash distribution to its stockholders of $6.50 per share of its common stock, par value $0.001, amounting to $185.4 million in the aggregate. As a result of having an accumulated deficit, the cash distribution has been recorded as a reduction to additional paid in capital.

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

3. Share-Based Compensation

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010

Cost of product revenue	$73	$62	$106	$120
Cost of service revenue	28	68	75	135
Research and development	60	265	207	589
Sales and marketing	109	242	278	454
General and administrative	108	209	256	378

Share-based compensation expense	$378	$846	$922	$1,676

Stock option activity under all of the Company’s stock plans since July 31, 2010 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)

Outstanding at July 31, 2010	2,582,089	$25.62	4.12

Options granted	22,196	22.21
Options exercised	(106,587)	24.54
Options canceled	(95,118)	128.35

Outstanding at January 29, 2011	2,402,580	$21.57	3.82

Options vested and expected to vest	2,382,790	$21.60	3.79

Options exercisable at end of period	2,175,995	$21.88	3.45

Weighted average fair value of options granted for the six months ended January 29, 2011	$9.84

The intrinsic value of options exercised during the six months ended January 29, 2011 was $0.8 million.

In accordance with the provisions of the Company’s stock plans, an equitable adjustment was made to all outstanding option awards to give effect to the December 22, 2010 cash distribution to the Company’s common stockholders. No stock compensation charge was recorded in connection with the adjustment. The above stock option table has been adjusted to reflect the equitable adjustment.

As of January 29, 2011, there was $1.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

4. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period less unvested restricted stock. Common equivalent shares are not used in the calculation of net loss per share because the effect would be antidilutive.

The following table sets forth the computation of basic and diluted net loss per share

(in thousands, except per share data):

	Three Months Ended		Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010

Numerator:
Net loss	$(3,505)	$(1,213)	$(10,044)	$(11,605)

Denominator:
Weighted-average shares of common stock outstanding	28,531	28,432	28,491	28,432
Weighted-average shares subject to repurchase	—	(12)	—	(14)

Shares used in per-share calculation – basic	28,531	28,420	28,491	28,418

Weighted-average shares of common stock outstanding	28,531	28,420	28,491	28,418
Weighted common stock equivalents	—	—	—	—

Shares used in per-share calculation – diluted	28,531	28,420	28,491	28,418

Net loss per share:
Basic	$(0.12)	$(0.04)	$(0.35)	$(0.41)

Diluted	$(0.12)	$(0.04)	$(0.35)	$(0.41)

Employee stock options to purchase 2.4 million and 2.5 million shares have not been included in the computation of diluted net loss per share for the three month and six month periods ended January 29, 2011, respectively, because their effect would have been antidilutive. Employee stock options to purchase 2.9 million and 3.1 million shares have not been included in the computation of diluted net loss per share for the three and six month periods ended January 23, 2010, respectively, because their effect would have been antidilutive.

5. Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company’s short and long term investments, $217.9 million and $12.1 million, respectively, are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of short and long term investments is determined based on quoted market prices at the reporting date for those instruments. As of January 29, 2011 and July 31, 2010, aggregate cash and cash equivalents and short and long term investments consisted of (in thousands):

January 29, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$215,029	$—	$—	$215,029
Government securities	229,702	255	(20)	229,937

Total	$444,731	$255	$(20)	$444,966

July 31, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$104,416	$—	$—	$104,416
Government securities	531,560	903	(2)	532,461

Total	$635,976	$903	$(2)	$636,877

A cash distribution in the amount of $185.4 million and was paid to common stockholders on December 22, 2010, which reduced the Company’s available cash and cash equivalents.

6. Inventories

Inventories consisted of the following (in thousands):

	January 29, 2011	July 31, 2010

Raw materials	$4,806	$4,939
Work in process	990	833
Finished goods	5,492	5,403

Total	$11,288	$11,175

7. Comprehensive Loss

The components of comprehensive loss consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010

Net loss	$(3,505)	$(1,213)	$(10,044)	$(11,605)
Unrealized loss on investments	(318)	(104)	(691)	(410)

Comprehensive loss	$(3,823)	$(1,317)	$(10,735)	$(12,015)

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

As of January 29, 2011, future cash restructuring payments of $0.6 million consist primarily of costs related to rent and employee separation packages that will be paid over the next 15 months. A roll-forward of the restructuring accrual is summarized below (in thousands):

	Accrual Balance at July 31, 2010	Additions	Payments	Accrual Balance at January 29, 2011

Workforce reduction	$—	$339	$123	$216
Facility consolidations	498	—	136	362

Total	$498	$339	$259	$578

9. Income Taxes

As of January 29, 2011 and July 31, 2010, the Company had a liability of $1.6 million for taxes, interest and penalties for unrecognized tax benefits related to various foreign income tax matters. If recognized, the entire amount would impact the Company’s effective tax rate. During fiscal 2011 it is reasonably possible that we may recognize up to $0.2 million of previously unrecognized tax benefits related to various foreign tax positions.

As of January 29, 2011 and July 31, 2010, the Company had $0.4 million accrued for interest and penalties related to uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international, and state income taxes.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service, various foreign jurisdictions, and state jurisdictions for the fiscal years ended July 31, 2004 through July 31, 2010.

Income tax expense was $0.1 million and $0.2 million for the three and six months ended January 29, 2011, respectively, primarily related to income tax expense in certain states and profitable foreign jurisdictions.

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

10. Recent Accounting Pronouncements

In September 2009, the Emerging Issues Task Force issued new guidance pertaining to the accounting for revenue arrangements with multiple deliverables. The new guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new guidance became effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption was permitted. The new guidance is applicable to the Company and became effective beginning August 1, 2010. The Company adopted the new guidance in the first quarter of fiscal 2011, on a prospective basis.

In September 2009, the Emerging Issues Task Force issued new guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality” and removes these products from the scope of current software revenue guidance. The new guidance shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application was permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this guidance unless it also elects early application of the new rule pertaining to accounting for revenue arrangements with multiple deliverables. The new guidance is applicable to the Company and became effective beginning August 1, 2010. The Company adopted the new guidance in the first quarter of fiscal 2011.

During the second quarter of fiscal 2011, the Company entered into a multiple element arrangement that included hardware and non-essential software deliverables. The hardware element was delivered during the second quarter and the non-essential software element was undelivered as of the end of the second quarter. The Company recognized $0.7 million in revenue and deferred $0.1 million related to this multiple element transaction. Under the prior revenue recognition guidance the Company would have deferred $0.8 million for this multiple element transaction. The new guidance does not change the units of accounting.

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

The parties in the approximately 300 coordinated cases, including the Company’s case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. On October 5, 2009, the Court granted final approval of the settlement. Two appeals by objectors to the settlement are proceeding before the Second Circuit Court of Appeals. The plaintiffs have moved to dismiss both appeals.

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

Derivative Lawsuits

In October 2007, a purported Sycamore Networks, Inc. stockholder filed a complaint for violation of Section 16 of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company’s Initial Public Offering underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., in the District Court for the Western District of Washington (“District Court”) seeks recovery of short-swing profits. On April 28, 2008, the district court established a briefing schedule for motions to dismiss and ruled that all discovery be stayed pending resolution of the motions to dismiss. The District Court found the motions appropriate for oral argument which was held on January 6, 2009. On March 16, 2009, the District Court issued an order dismissing the case. On March 31, 2009, the plaintiff appealed. Briefing before the Ninth Circuit was complete as of November 17, 2009 and oral argument was heard on October 5, 2010. On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including the Company’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriter’s motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the District Court the same challenges to plaintiff’s demand letters that moving issuers had filed.

On December 16, 2010, underwriters filed a petition for panel rehearing and petition for rehearing en banc. Appellant Vanessa Simmonds also filed a petition for rehearing en banc. On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc. It further ordered that no further petitions for rehearing may be filed.

On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. On January 26, 2011, Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days pending Appellant’s filing of a petition for writ of certiorari in the United States Supreme Court.

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

Guarantees

As of January 29, 2011, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations, indemnifications for intellectual property infringement claims and indemnifications for officers and directors.

In the normal course of business, the Company may also agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company with respect to certain matters. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements at January 29, 2011 or July 31, 2010 as the Company believes the fair value is not material.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not limited; however, the Company has directors and officers insurance coverage that reduces its exposure and may enable the Company to recover a portion of any future amounts paid. The Company has not incurred any expense under these arrangements through the second quarter of fiscal year 2011 and did not incur any expense under these arrangements in fiscal year 2010. Due to the Company’s inability to estimate its liabilities in connection with these agreements, the Company has not recorded a liability for these agreements at January 29, 2011 or July 31, 2010. The Company maintains insurance policies whereby certain payments may be recoverable. The Company received $0.2 million in recoveries under such policies for fiscal year 2010.

Warranty Liability

The following table summarizes the activity related to product warranty liability (in thousands):

	Three Months Ended		Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010

Beginning balance	$1,680	$2,661	$1,720	$2,866
Accruals /adjustments	(65)	(133)	(8)	(277)
Settlements	(86)	(3)	(183)	(64)

Ending balance	$1,529	$2,525	$1,529	$2,525

12. Fair Value Measurements

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of the Company measured at fair value on a recurring basis as of January 29, 2011, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	January 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash equivalents	$215,029	$215,029	$—	$—

Government obligations	229,937	229,937	—	—

Total assets	$444,966	$444,966	$—	$—

Cash Equivalents

Cash equivalents of $215.0 million consisting of money market funds and federal government and government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Government Obligations

Available-for-sale securities of $229.9 million consisting of federal government and government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Assets and liabilities of the Company measured at fair value on a recurring basis as of July 31, 2010, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	July 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash Equivalents	$104,416	$104,416	$—	$—
Government obligations	532,461	532,461	—	—

Total Assets	$636,877	$636,877	$—	$—

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

13. Subsequent Events

The Company evaluated its events and transactions subsequent to its January 29, 2011 balance sheet date and determined that there were no significant subsequent events to report.

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

Revenue for the three months ended January 29, 2011, which was derived exclusively from our Intelligent Bandwidth Management products and services, decreased 25% to $12.2 million year over year. Net loss was $3.5 million for the three months ended January 29, 2011, compared to net loss of $1.2 million for the same period ended January 23, 2010.

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

In July 2010, we announced the introduction of IQstream®, a mobile broadband optimization solution designed to help operators reduce congestion in mobile backhaul networks caused by rising demand for Internet video and other rich media subscriber content. IQstream is designed to lower the cost of delivering mobile data services by freeing up capacity in the cost-sensitive access network. In response to evolving customer requirements and market opportunities identified during the latter part of the first quarter of fiscal 2011, we made the decision to expand the scope of our first release of IQstream beyond our initial target set of features. We believe this expanded set of features will enhance the overall value of our solution and benefit the majority of our target customers. We anticipate attaining general availability of IQstream by the end of March 2011.

We are taking a systematic approach to our trial opportunities for IQstream. We continue to work with a focused set of customers that have specific backhaul implementations. This systematic approach provides us with the opportunity to more rigorously test our solution against specific interoperability, security and reliability requirements. The resultant trial process, while longer than originally envisioned, reflects the strategic nature of the location in which IQstream operates in the network, the complexities of the mobile backhaul environment, and the effects of the dynamic changes driving traffic growth. Given the early stage of IQstream and the extended trial process, we are not providing a date for expected first revenue for IQstream.

On December 22, 2010, the Company made a cash distribution to its stockholders of $6.50 per share of its common stock, par value $0.001, amounting to $185.4 million in the aggregate. As a result of having an accumulated deficit, the cash distribution has been recorded as a reduction to additional paid in capital.

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

Our cash, cash equivalents and investments totaled $445.0 million at January 29, 2011. We intend to fund our operations for the foreseeable future, including fixed commitments under operating leases and any required capital expenditures, utilizing these funds. We believe that existing cash, cash equivalents and investments will be sufficient to satisfy our operating requirements and enable us to pursue strategic alternatives.

Critical Accounting Policies and Estimates

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010 describes the significant accounting estimates and policies used in the preparation of the financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies during the first six months of fiscal 2011, other than the new revenue recognition guidance as discussed in the recent accounting pronouncement section.

Results of Operations

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	January 29, 2011	January 23, 2010	Variance in Dollars	Variance in Percent	January 29, 2011	January 23, 2010	Variance in Dollars	Variance in Percent

Revenue
Product	$5,593	$10,316	$(4,723)	(46)%	$11,317	$20,368	$(9,051)	(44)%
Service	6,564	5,858	706	12%	12,549	11,430	1,119	10%

Total revenue	$12,157	$16,174	$(4,017)	(25)%	$23,866	$31,798	$(7,932)	(25)%

Total revenue, which was derived exclusively from our Intelligent Bandwidth Management products and services, decreased for the three and six months ended January 29, 2011 compared to the same periods ended January 23,

2010. Product revenue decreased for the three and six months ended January 29, 2011 compared to the same periods ended January 23, 2010, primarily due to a decrease in demand for our optical switching products. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue increased for the three and six months ended January 29, 2011 compared to the same periods ended January 23, 2010, primarily due to increased maintenance revenue.

For the three months ended January 29, 2011, two customers each accounted for more than 10% of our total revenue. International revenue represented 38% of our total revenue. We expect future revenue will continue to be highly concentrated in a relatively small number of customers. The timing of customer requirements during a fiscal year may cause shifts between quarterly periods in the level and type of revenue, the number of customers who account for more than 10% of our revenue, and in the mix of domestic versus international revenue. The loss or any substantial reduction or delay in orders by any one of these customers could materially adversely affect our business and, accordingly, our financial condition and results of operations.

Gross Profit

The following table presents gross profit for product and services (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010

Gross profit:
Product	$2,503	$5,699	$3,554	$10,342
Service	4,537	3,596	8,310	6,730

Total	$7,040	$9,295	$11,864	$17,072

Gross profit:
Product	45%	55%	31%	51%
Service	69%	61%	66%	59%

Total	58%	58%	50%	54%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services, other fixed manufacturing costs and provisions for warranty, scrap, rework, and provisions which may be taken for excess or slow moving inventory. Product gross profit decreased for the three and six months ended January 29, 2011 compared to the same periods ended January 23, 2010. The decrease for the three months ended January 29, 2011 was primarily due to lower revenue for our optical switching products. The decrease for the six months ended January 29, 2011 was primarily due to lower revenue for our optical switching products, a provision in our first quarter of fiscal 2011 of $0.9 million for certain inventory which, based on the company’s then current forecast, was deemed to be in excess of foreseeable demand, and a provision of $0.3 million for severance and benefits related to the restructuring of our operations organization. Product gross profit may fluctuate from period to period due to volume fluctuations, pricing pressures resulting from intense competition in our industry, and the enhanced negotiating leverage of larger customers. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, overhead absorption, sales discounts, increases in labor costs, excess inventory and obsolescence charges, increases in component pricing or other material costs, the introduction of new products, or the entry into new markets with different pricing and cost structures.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit increased for the three and six months ended January 29, 2011 compared to the same periods ended January 23, 2010. The increase in service gross profit was primarily due to higher maintenance revenue and lower service cost. As most of our service cost of revenue is fixed, increases or decreases in revenue can have a significant impact on service gross profit. Service gross profit may also be affected in future periods by various factors including, but not limited to, the change in mix between technical support services and advanced services, competitive and economic pricing pressures, the enhanced negotiating leverage of certain larger customers, maintenance contract renewals, and the timing of renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	January 29, 2011	January 23, 2010	Variance in Dollars	Variance in Percent	January 29, 2011	January 23, 2010	Variance in Dollars	Variance in Percent

Research and development	$6,239	$7,761	$(1,522)	(20)%	$13,550	$16,433	$(2,883)	(18)%
Sales and marketing	2,643	2,759	(116)	(4)%	5,243	5,344	(101)	(2)%
General and administrative	2,030	2,444	(414)	(17)%	4,156	4,752	(596)	(13)%
Restructuring and asset impairment	—	(88)	88	(100)%	—	6,216	(6,216)	(100)%

Total operating expenses	$10,912	$12,876	$(1,964)	(15)%	$22,949	$32,745	$(9,796)	(30)%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses decreased for the three and six months ended January 29, 2011 compared to the same periods ended January 23, 2010. The decrease was primarily due to lower fixed and allocated expenses of $0.6 million and $1.5 million for the three and six months ended January 29, 2011 as a result of our cost containment initiatives. The decrease was also due to lower personnel expenses of $0.6 million and $1.3 million for the three and six months ended January 29, 2011 as a result of lower headcount and a change in estimate of certain compensation related obligations.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, and other sales and marketing support expenses. Sales and marketing expenses decreased slightly for the three and six months ended January 29, 2011 compared to the same periods ended January 23, 2010 primarily due to lower personnel expenses on lower revenue. Within our existing spending levels, we continue to allocate sales and marketing resources to those geographic regions where we see the most attractive opportunities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, professional fees and other general corporate expenses. General and administrative costs are net of insurance recoveries associated with the Company’s now concluded stock option investigation.

General and administrative expenses decreased for the three and six months ended January 29, 2011 compared to the same periods ended January 23, 2010. The decrease was primarily due to a decrease in discretionary spending of $0.4 million and $0.6 million for the three and six months ended January 29, 2011 compared to the same periods ended January 23, 2010.

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

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	January 29, 2011	January 23, 2010	Variance in Dollars	Variance In Percent	January 29, 2011	January 23, 2010	Variance in Dollars	Variance In Percent
Interest and other income, net	$470	$1,641	$(1,171)	(71)%	$1,238	$3,461	$(2,223)	(64)%

Interest and other income net decreased for the three and six months ended January 29, 2011, compared to the same periods ended January 23, 2010. The decrease was primarily due to lower interest rates in fiscal 2011 when compared to fiscal 2010 and a lower average investment balance as a result of the cash distributions that were paid on December 15, 2009 and December 22, 2010.

Income Tax Expense/Benefit

Income tax expense was $0.1 million and $0.2 million for the three and six months ended January 29, 2011, respectively, primarily related to income tax expense in certain states and profitable foreign jurisdictions.

The income tax benefit was $0.7 million and $0.6 million for the three and six months ended January 23, 2010, respectively. The recognized tax benefit reflects the tax effect of the November 2009 enactment of the Home Ownership and Business Assistance Act of 2009. The new law provided for the utilization of 100% (previously 90%) of certain net operating loss carrybacks against alternative minimum taxable income and resulted in an aggregate refund of alternative minimum tax paid of $0.8 million for fiscal 2006 and fiscal 2007.

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

Liquidity and Capital Resources

Total cash, cash equivalents and short and long term investments were $445.0 million at January 29, 2011. Included in this amount were cash and cash equivalents of $215.0 million compared to $104.4 million at July 31, 2010. The increase in cash and cash equivalents was primarily attributable to the maturity of various short term investments.

Net cash provided by investing activities was $300.6 million for the six months ended January 29, 2011 and consisted primarily of net proceeds from the maturity of investments of $301.8 million partially offset by purchases of property and equipment of $1.2 million.

Net cash used in operating activities was $7.2 million for the six months ended January 29, 2011. Net loss for the six months ended January 29, 2011 was $10.0 million and included non-cash charges including share-based compensation of $0.9 million, and depreciation and amortization of $2.0 million. Accounts receivable decreased to $10.5 million at January 29, 2011 from $14.2 million at July 31, 2010. The decrease was primarily due to lower revenue in the six months ended January 29, 2011. Our accounts receivable and days sales outstanding are impacted primarily by the timing of shipments, collections performance and timing of support contract renewals. Deferred revenue decreased to $12.9 million at January 29, 2011 from $14.8 million at July 31, 2010 due to the timing of service contract renewals.

Net cash used in financing activities was $182.8 million. On December 22, 2010, the Company made a cash distribution to its stockholders of $6.50 per share of its common stock, par value $0.001, amounting to $185.4 million in the aggregate. As a result of having an accumulated deficit, the cash distribution has been recorded as a reduction to additional paid in capital. The impact of the cash distribution was partially offset by proceeds from the exercise of employee stock options of $2.6 million.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $445.0 million at January 29, 2011. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits and government securities. At January 29, 2011, $217.9 million of investments with maturities of less than one year were classified as short-term investments. Based on our current expectations, we anticipate that some portion of our existing cash, cash equivalents and investments may be consumed by operations. Our accounts receivable, while not considered the primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At January 29, 2011, more than 50% of our accounts receivable balance was attributable to five of our customers. As of January 29, 2011, we have no outstanding debt or credit facilities and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures. We currently intend to fund our operations, including our fixed operating leases, purchase commitments and any required capital expenditures using our existing cash, cash equivalents and investments.

As of January 29, 2011, future cash restructuring payments of $0.6 million consist primarily of costs related to rent and employee separation packages that will be paid over the next 15 months.

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

At January 29, 2011, our future obligations, which consist of contractual commitments for operating leases and inventory and other purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Other
Operating leases	$2,647	$2,055	$592	$—	$—	$—
Inventory and other purchase commitments	4,659	4,659	—	—	—	—

Total	$7,306	$6,714	$592	$—	$—	$—

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

Recent Accounting Pronouncements

In September 2009, the Emerging Issues Task Force issued new guidance pertaining to the accounting for revenue arrangements with multiple deliverables. The new guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new guidance became effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption was permitted. The new guidance is applicable to the Company and became effective beginning August 1, 2010. The Company adopted the new guidance in the first quarter of fiscal 2011, on a prospective basis.

In September 2009, the Emerging Issues Task Force issued new guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality” and removes these products from the scope of current software revenue guidance. The new guidance shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application was permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this guidance unless it also elects early application of the new rule pertaining to accounting for revenue arrangements with multiple deliverables. The new guidance is applicable to the Company and became effective beginning August 1, 2010. The Company adopted the new guidance in the first quarter of fiscal 2011.

During the second quarter of fiscal 2011, the Company entered into a multiple element arrangement that included hardware and non-essential software deliverables. The hardware element was delivered during the second quarter and the non-essential software element was undelivered as of the end of the second quarter. The Company recognized $0.7 million in revenue and deferred $0.1 million related to this multiple element transaction. Under the prior revenue recognition guidance the Company would have deferred $0.8 million for this multiple element transaction. The new guidance does not change the units of accounting.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at January 29, 2011, the fair value of the portfolio would decline by approximately $0.1 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business is global, with international revenue representing 39% of total revenue in fiscal 2010 and 35% of revenue in the first six months of fiscal 2011. To date, our revenue has been primarily denominated in US dollars. Additionally, we have a development center in Shanghai, China. Currency fluctuations to date have not had a significant impact on our financial results. We expect international sales to continue to represent a significant portion of our revenue and that we will continue to incur costs in our Shanghai development center. Should our exposure to foreign currency fluctuations become material, we are prepared to hedge against such fluctuations, although we have not engaged in hedging activities to date.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 29, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

The parties in the approximately 300 coordinated cases, including the Company’s case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. On October 5, 2009, the Court granted final approval of the settlement. Two appeals by objectors to the settlement are proceeding before the Second Circuit Court of Appeals. The plaintiffs have moved to dismiss both appeals.

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

Derivative Lawsuits

In October 2007, a purported Sycamore Networks, Inc. stockholder filed a complaint for violation of Section 16 of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company’s Initial Public Offering underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., in the District Court for the Western District of Washington (“District Court”) seeks recovery of short-swing profits. On April 28, 2008, the district court established a briefing schedule for motions to dismiss and ruled that all discovery be stayed pending resolution of the motions to dismiss. The District Court found the motions appropriate for oral argument which was held on January 6, 2009. On March 16, 2009, the District Court issued an order dismissing the case. On March 31, 2009, the plaintiff appealed. Briefing before the Ninth Circuit was complete as of November 17, 2009 and oral argument was heard on October 5, 2010. On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including the Company’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriter’s motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the District Court the same challenges to plaintiff’s demand letters that moving issuers had filed.

On December 16, 2010, underwriters filed a petition for panel rehearing and petition for rehearing en banc. Appellant Vanessa Simmonds also filed a petition for rehearing en banc. On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc. It further ordered that no further petitions for rehearing may be filed.

On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. On January 26, 2011, Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days pending Appellant’s filing of a petition for writ of certiorari in the United States Supreme Court.

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

Dated: February 24, 2011