Form 10-Q
period 2011-04-30
SYCAMORE NETWORKS INC
filed 2011-05-25
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

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

The number of shares outstanding of the registrant’s Common Stock as of May 19, 2011 was 28,667,220.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	April 30, 2011	July 31, 2010
Assets
Current assets:
Cash and cash equivalents	$101,727	$104,416
Short-term investments	306,041	450,722
Accounts receivable, net of allowance for doubtful accounts of $72 at April 30, 2011 and July 31, 2010	6,873	14,168
Inventories	11,661	11,175
Prepaids and other current assets	1,911	1,873

Total current assets	428,213	582,354

Property and equipment, net	5,658	6,569
Long-term investments	34,731	81,739
Other assets	373	358

Total assets	$468,975	$671,020

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,053	$2,891
Accrued compensation	1,840	2,767
Accrued warranty	1,224	1,720
Accrued expenses	1,592	1,437
Accrued restructuring costs	420	498
Deferred revenue	7,403	10,930
Other current liabilities	1,116	1,142

Total current liabilities	14,648	21,385

Other long term liabilities	1,689	1,714
Long term deferred revenue	2,410	3,918

Total liabilities	18,747	27,017

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 250,000 shares authorized; 28,666 and 28,431 shares issued and outstanding at April 30, 2011 and July 31, 2010, respectively	29	28
Additional paid-in capital	1,580,747	1,759,520
Accumulated deficit	(1,130,340)	(1,116,160)
Accumulated other comprehensive income (loss)	(208)	615

Total stockholders’ equity	450,228	644,003

Total liabilities and stockholders’ equity	$468,975	$671,020

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 30, 2011	April 24, 2010	April 30, 2011	April 24, 2010

Revenue:
Product	$5,958	$8,397	$17,275	$28,765
Service	5,905	6,190	18,454	17,620

Total revenue	11,863	14,587	35,729	46,385

Cost of revenue:
Product	2,941	3,991	10,704	14,017
Service	1,940	2,066	6,179	6,766

Total cost of revenue	4,881	6,057	16,883	20,783

Gross profit	6,982	8,530	18,846	25,602

Operating expenses:
Research and development	6,434	7,783	19,984	24,216
Sales and marketing	2,898	2,729	8,141	8,073
General and administrative	2,106	2,221	6,262	6,973
Restructuring and related asset impairment	—	510	—	6,726

Total operating expenses	11,438	13,243	34,387	45,988

Loss from operations	(4,456)	(4,713)	(15,541)	(20,386)
Interest and other income, net	400	1,108	1,638	4,569

Loss before income taxes	(4,056)	(3,605)	(13,903)	(15,817)
Income tax expense (benefit)	80	116	277	(491)

Net loss	$(4,136)	$(3,721)	$(14,180)	$(15,326)

Net loss per share:
Basic	$(0.14)	$(0.13)	$(0.50)	$(0.54)
Diluted	$(0.14)	$(0.13)	$(0.50)	$(0.54)

Weighted average shares outstanding:
Basic	28,593	28,424	28,525	28,420
Diluted	28,593	28,424	28,525	28,420

Cash distribution paid per common share			$6.50	$10.00

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	April 30, 2011	April 24, 2010

Cash flows from operating activities:
Net loss	$(14,180)	$(15,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,872	5,154
Share-based compensation	1,680	2,456
Asset impairment	—	1,076
Loss on disposal of equipment	—	22
Adjustments to provision for excess and obsolete inventory	1,046	71
Changes in operating assets and liabilities:
Accounts receivable	7,295	2,172
Inventories	(1,697)	1,152
Prepaids and other current assets	(53)	(465)
Deferred revenue	(5,035)	1,271
Accounts payable	(1,838)	(249)
Accrued expenses and other current liabilities	(1,319)	(658)
Accrued restructuring costs	(78)	(1,866)

Net cash used in operating activities	(11,307)	(5,190)

Cash flows from investing activities:
Purchases of property and equipment	(1,796)	(587)
Purchases of investments	(410,001)	(352,591)
Proceeds from maturities and sales of investments	600,867	353,435

Net cash provided by investing activities	189,070	257

Cash flows from financing activities:
Payment of cash distribution to common stockholders	(185,446)	(284,320)
Proceeds from issuance of common stock	4,994	233

Net cash used in financing activities	(180,452)	(284,087)

Net decrease in cash and cash equivalents	(2,689)	(289,020)
Cash and cash equivalents, beginning of period	104,416	347,696

Cash and cash equivalents, end of period	$101,727	$58,676

Cash paid for income taxes	$91	$127

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements

1. Description of Business

We develop and market Intelligent Bandwidth Management solutions for fixed line and mobile network operators worldwide and provide services associated with such products. Our current and prospective customers include domestic and international wireline and wireless network service providers, utility companies, large enterprises, multiple systems operators and government entities (collectively referred to as “service providers”). Our existing bandwidth management portfolio of optical switches, multiservice cross-connects and multiservice access platforms serve applications that extend across the network infrastructure, from multiservice access and regional backhaul to the optical core. We also develop and market a mobile broadband optimization solution designed to help mobile operators reduce congestion in mobile access networks. We believe our products enable network operators to efficiently and cost-effectively provision and manage network capacity to support a wide range of converged services such as voice, video and data. As used in this report, “Sycamore,” “we,” “us,” or “our” refers collectively to Sycamore Networks, Inc. (the “Company”) and its subsidiaries.

2. Basis of Presentation

The accompanying financial data as of April 30, 2011 and for the three months and nine months ended April 30, 2011 and April 24, 2010 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended July 31, 2010.

In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair statement of financial position as of April 30, 2011 and results of operations and cash flows for the periods ended April 30, 2011 and April 24, 2010. The results of operations and cash flows for the periods ended April 30, 2011 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

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

3. Share-Based Compensation

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	April 30, 2011	April 24, 2010	April 30, 2011	April 24, 2010

Cost of product revenue	$32	$59	$138	$179
Cost of service revenue	83	67	158	202
Research and development	255	240	462	829
Sales and marketing	185	227	463	681
General and administrative	203	187	459	565

Share-based compensation expense	$758	$780	$1,680	$2,456

Stock option activity under all of the Company’s stock plans since July 31, 2010 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)

Outstanding at July 31, 2010	2,582,089	$25.62	4.12

Options granted	1,065,284	20.67
Options exercised	(234,842)	21.26
Options canceled	(307,253)	65.14

Outstanding at April 30, 2011	3,105,278	$20.34	5.80

Options vested and expected to vest	2,968,731	$20.34	5.62

Options exercisable at end of period	1,884,965	$20.36	3.44

Weighted average fair value of options granted for the nine months ended April 30, 2011	$9.62

The intrinsic value of options exercised during the nine months ended April 30, 2011 was $1.3 million.

In accordance with the provisions of the Company’s stock plans, an equitable adjustment was made to all outstanding option awards to give effect to the December 22, 2010 cash distribution to the Company’s common stockholders. No stock compensation charge was recorded in connection with the adjustment. The above stock option table has been adjusted to reflect the equitable adjustment.

As of April 30, 2011, there was $9.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

4. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period less unvested restricted stock. Common equivalent shares are not used in the calculation of net loss per share because the effect would be antidilutive.

The following table sets forth the computation of basic and diluted net loss per share

(in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	April 30, 2011	April 24, 2010	April 30, 2011	April 24, 2010

Numerator:
Net loss	$(4,136)	$(3,721)	$(14,180)	$(15,326)

Denominator:
Weighted-average shares of common stock outstanding	28,593	28,432	28,525	28,432
Weighted-average shares subject to repurchase	—	(8)	—	(12)

Shares used in per-share calculation – basic	28,593	28,424	28,525	28,420

Weighted-average shares of common stock outstanding	28,593	28,424	28,525	28,420
Weighted common stock equivalents	—	—	—	—

Shares used in per-share calculation – diluted	28,593	28,424	28,525	28,420

Net loss per share:
Basic	$(0.14)	$(0.13)	$(0.50)	$(0.54)

Diluted	$(0.14)	$(0.13)	$(0.50)	$(0.54)

Employee stock options to purchase 2.9 million and 2.6 million shares have not been included in the computation of diluted net loss per share for the three month and nine month periods ended April 30, 2011, respectively, because their effect would have been antidilutive. Employee stock options to purchase 2.7 million and 2.9 million shares have not been included in the computation of diluted net loss per share for the three and nine month periods ended April 24, 2010, respectively, because their effect would have been antidilutive.

5. Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company’s short and long term investments, $306.0 million and $34.7 million, respectively, are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of short and long term investments is determined based on quoted market prices at the reporting date for those instruments. As of April 30, 2011 and July 31, 2010, aggregate cash and cash equivalents and short and long term investments consisted of (in thousands):

April 30, 2011:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$101,727	$—	$—	$101,727
Government securities	340,691	134	(53)	340,772

Total	$442,418	$134	$(53)	$442,499

July 31, 2010:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$104,416	$—	$—	$104,416
Government securities	531,560	903	(2)	532,461

Total	$635,976	$903	$(2)	$636,877

A cash distribution in the amount of $185.4 million was paid to common stockholders on December 22, 2010, which reduced the Company’s available cash and cash equivalents.

6. Inventories

Inventories consisted of the following (in thousands):

	April 30, 2011	July 31, 2010
Raw materials	$4,597	$4,939
Work in process	1,168	833
Finished goods	5,896	5,403

Total	$11,661	$11,175

7. Comprehensive Loss

The components of comprehensive loss consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	April 30, 2011	April 24, 2010	April 30, 2011	April 24, 2010

Net loss	$(4,136)	$(3,721)	$(14,180)	$(15,326)
Unrealized loss on investments	(132)	(834)	(823)	(1,244)

Comprehensive loss	$(4,268)	$(4,555)	$(15,003)	$(16,570)

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

As of April 30, 2011, future cash restructuring payments of $0.4 million consist primarily of costs related to rent and employee separation packages that will be paid over the next 12 months. A roll-forward of the restructuring accrual is summarized below (in thousands):

	Accrual Balance at July 31, 2010	Additions	Payments	Accrual Balance at April 30, 2011

Workforce reduction	$—	$339	$213	$126
Facility consolidations	498	—	204	294

Total	$498	$339	$417	$420

9. Income Taxes

As of April 30, 2011 and July 31, 2010, the Company had a liability of $1.7 million and $1.6 million, respectively, for taxes, interest and penalties for unrecognized tax benefits related to various foreign income tax matters. If recognized, the entire amount would impact the Company’s effective tax rate. During fiscal 2011 it is reasonably possible that we may recognize up to $0.2 million of previously unrecognized tax benefits related to various foreign tax positions.

As of April 30, 2011 and July 31, 2010, the Company had $0.4 million accrued for interest and penalties related to uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international, and state income taxes.

The Company is currently open to audit under statutes of limitation by the Internal Revenue Service, various foreign jurisdictions, and state jurisdictions for the fiscal years ended July 31, 2004 through July 31, 2010.

Income tax expense was $0.1 million and $0.3 million for the three and nine months ended April 30, 2011, respectively, primarily related to income tax expense in certain states and profitable foreign jurisdictions.

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

Under Sections 382 and 383 of the Internal Revenue Code, (the “Code”) certain changes in the Company’s ownership may have limited, or may limit in the future, the amount of net operating loss carryforwards and tax credits which could be used annually to offset future taxable income and income tax. The occurance of an ownership change as defined in the Code is not controlled by the Company.

The Company last conducted a study to determine if it had undergone an ownership change within the meaning of the Code for the period from its inception through April 2006. The study indicated the occurrence of an ownership change in fiscal 1999. The losses subject to the fiscal 1999 limitation were fully utilized in fiscal 2000. The

Company has not made a determination whether there has been any additional ownership change within the meaning of the Code since the study concluded in April 2006, or the impact on the utilization of the loss carryforwards and tax credits if such a change has occurred. The Company maintains a full valuation allowance against available net operating loss carryforwards and tax credits and does not currently plan to update the April 2006 study until such time as the actual utilization of available tax attributes becomes probable.

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

In September 2009, the Emerging Issues Task Force issued new guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality” and removes these products from the scope of current software revenue guidance. The new guidance shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier adoption was permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early adoption of this guidance unless it also elects early adoption of the new rule pertaining to accounting for revenue arrangements with multiple deliverables. The new guidance is applicable to the Company and became effective beginning August 1, 2010. The Company adopted the new guidance in the first quarter of fiscal 2011, on a prospective basis.

During the second quarter of fiscal 2011, the Company entered into a multiple element arrangement that included hardware and non-essential software deliverables. The hardware element was delivered during the second quarter and the non-essential software element was undelivered as of the end of the third quarter. The Company recognized $0.7 million in revenue and deferred $0.1 million related to this multiple element transaction. Under the prior revenue recognition guidance the Company would have deferred $0.8 million for this multiple element transaction. The new guidance does not change the units of accounting.

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

The parties in the approximately 300 coordinated cases, including the Company’s case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. On October 5, 2009, the Court granted final approval of the settlement. Two appeals by objectors to the settlement are proceeding before the Second Circuit Court of Appeals. On December 8, 2010 and February 3, 2011 the plaintiffs filed motions to dismiss the appeals. The Second Circuit has not yet ruled on the motions to dismiss.

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

Derivative Lawsuits

In October 2007, a purported Sycamore Networks, Inc. stockholder filed a complaint for violation of Section 16 of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company’s Initial Public Offering underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., in District Court for the Western District of Washington (“District Court”) seeks recovery of short-swing profits. On April 28, 2008, the district court established a briefing schedule for motions to dismiss and ruled that all discovery be stayed pending resolution of the motions to dismiss. The District Court found the motions appropriate for oral argument which was held on January 6, 2009. On March 16, 2009, the District Court issued an order dismissing the case. On March 31, 2009, the plaintiff appealed. On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including the Company’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriter’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the District Court the same challenges to plaintiff’s demand letters that moving issuers had filed.

On December 16, 2010, underwriters filed a petition for panel rehearing and petition for rehearing en banc. Appellant Vanessa Simmonds also filed a petition for rehearing en banc. On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc. It further ordered that no further petitions for rehearing may be filed.

On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days. On April 5, 2011, Appellant filed a petition for writ of certiorari in the United States Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision. Appellant’s petition was docketed by the Supreme Court on April 7, 2011. Respondent’s opposition is due on May 27, 2011.

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

Guarantees

As of April 30, 2011, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations, indemnifications for intellectual property infringement claims and indemnifications for officers and directors.

In the normal course of business, the Company may also agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company with respect to certain matters. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements at April 30, 2011 or July 31, 2010 as the Company believes the fair value is not material.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not limited; however, the Company has directors and officers insurance coverage that reduces its exposure and may enable the Company to recover a portion of any future amounts paid. The Company has not incurred any expense under these arrangements through the third quarter of fiscal year 2011 and did not incur any expense under these arrangements in fiscal year 2010. Due to the Company’s inability to estimate its liabilities in connection with these agreements, the Company has not recorded a liability for these agreements at April 30, 2011 or July 31, 2010. The Company maintains insurance policies whereby certain payments may be recoverable. The Company received $0.2 million in recoveries under such policies for fiscal year 2010.

Warranty Liability

The following table summarizes the activity related to product warranty liability (in thousands):

	Three Months Ended		Nine Months Ended
	April 30, 2011	April 24, 2010	April 30, 2011	April 24, 2010

Beginning balance	$1,529	$2,525	$1,720	$2,866
Accruals /adjustments	(173)	(163)	(181)	(441)
Settlements	(132)	(43)	(315)	(106)

Ending balance	$1,224	$2,319	$1,224	$2,319

12. Fair Value Measurements

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of the Company measured at fair value on a recurring basis as of April 30, 2011, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	April 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash equivalents	$101,727	$101,727	$—	$—
Government obligations	340,772	340,772	—	—

Total assets	$442,499	$442,499	$—	$—

Cash Equivalents

Cash equivalents of $101.7 million consisting of money market funds and federal government and government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Government Obligations

Available-for-sale securities of $340.8 million consisting of federal government and government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

13. Subsequent Events

The Company evaluated its events and transactions subsequent to its April 30, 2011 balance sheet date and determined that there were no significant subsequent events to report.

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

Executive Summary

We develop and market Intelligent Bandwidth Management solutions for fixed line and mobile network operators worldwide and provide services associated with such products. Our current and prospective customers include domestic and international wireline and wireless network service providers, utility companies, large enterprises, multiple systems operators and government entities (collectively referred to as “service providers”). Our existing bandwidth management portfolio of optical switches, multiservice cross-connects and multiservice access platforms serve applications that extend across the network infrastructure, from multiservice access and regional backhaul to the optical core. We also develop and market a mobile broadband optimization solution designed to help mobile operators reduce congestion in mobile access networks. We believe our products enable network operators to efficiently and cost-effectively provision and manage network capacity to support a wide range of converged services such as voice, video and data.

Revenue for the three months ended April 30, 2011, which was derived exclusively from our Intelligent Bandwidth Management products and services, decreased 19% to $11.9 million year over year. Net loss was $4.1 million for the three months ended April 30, 2011, compared to net loss of $3.7 million for the same period ended April 24, 2010.

The market for our bandwidth management products continues to be challenged by high customer concentration, the project-oriented nature of purchasing patterns and customer migration to next-generation transmission technologies. In addition, the current economic climate continues to create uncertainty with regard to the level and timing of capital expenditures by service providers. With purchasing power concentrated in a small number of customers and with an excess of suppliers, competition remains intense. We believe that these factors will result in a limited number of new opportunities for revenue growth, and will continue to influence quarterly revenue variability in this area of our business. Accordingly, our investments in these products will remain focused on customer support and sustaining engineering efforts, including limited new feature development tied to tangible revenue opportunities, and we will not be focusing on the development of next-generation transmission products. At the same time, we continue to invest in the area of mobile broadband optimization, which we believe represents an emerging market opportunity.

In March 2011, we made IQstream® generally available to the market. IQstream is a mobile broadband optimization solution designed to help operators reduce congestion in mobile access networks caused by rising demand for Internet video and other rich media subscriber content. IQstream is designed to lower the cost of delivering mobile data services by freeing up capacity in the cost-sensitive access network.

IQstream operates in a dynamic and high-growth part of the operator’s network, one that is changing rapidly as a result of evolving end-user devices and dramatic growth in subscriber demand for content-rich mobile applications. As the product is designed to be inserted directly in the path of real-time mobile user traffic at the content layer, the associated trial process requires rigorous and demanding interoperability, security, and performance testing prior to deployment. As a result, network operators have taken a systematic approach to the testing and product certification process. While trial durations are dependent in part on each respective operator’s access network implementation and feature set requirements, in general trial timeframes for IQstream have extended longer than we had originally anticipated. Given the extended trial process, we are not providing a date for expected first revenue for IQstream.

On December 22, 2010, the Company made a cash distribution to its stockholders of $6.50 per share of its common stock, par value $0.001, amounting to $185.4 million. As a result of having an accumulated deficit, the cash distribution has been recorded as a reduction to additional paid in capital.

The Company continues to consider other strategic options that may serve to enhance stockholder value. These strategic options include, but are not limited to: acquisitions of, or mergers or other business combinations with, companies with complementary technologies or companies in other market segments; the sale or spin-off of certain assets; strategic alliances with, or investments in, other entities; the discontinuation or divestiture of certain products; and recapitalization alternatives, including stock buybacks, cash distributions or cash dividends.

Our cash, cash equivalents and investments totaled $442.5 million at April 30, 2011. We intend to fund our operations for the foreseeable future, including fixed commitments under operating leases and any required capital expenditures, utilizing these funds. We believe that existing cash, cash equivalents and investments will be sufficient to satisfy our operating requirements and enable us to pursue strategic alternatives.

Critical Accounting Policies and Estimates

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010 describes the significant accounting estimates and policies used in the preparation of the financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies during the first nine months of fiscal 2011, other than the new revenue recognition guidance as discussed in the recent accounting pronouncement section.

Results of Operations

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2011	April 24, 2010	Variance in Dollars	Variance in Percent	April 30, 2011	April 24, 2010	Variance in Dollars	Variance in Percent

Revenue
Product	$5,958	$8,397	$(2,439)	(29)%	$17,275	$28,765	$(11,490)	(40)%
Service	5,905	6,190	(285)	(5)%	18,454	17,620	834	5%

Total revenue	$11,863	$14,587	$(2,724)	(19)%	$35,729	$46,385	$(10,656)	(23)%

Total revenue, which was derived exclusively from our Intelligent Bandwidth Management products and services, decreased for the three and nine months ended April 30, 2011 compared to the same periods ended April 24, 2010. Product revenue decreased for the three and nine months ended April 30, 2011 compared to the same periods ended April 24, 2010, primarily due to a decrease in demand for our optical switching products. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue decreased for the three months ended April 30, 2011 compared to the same period ended April 24, 2010, primarily due to decreased installation services and maintenance revenue. Service revenue increased for the nine months ended April 30, 2011 compared to the same period ended April 24, 2010, primarily due to increased maintenance and training revenue offset by a decrease to installation services.

For the three months ended April 30, 2011, three customers each accounted for more than 10% of our total revenue. International revenue represented 31% of our total revenue. We expect future revenue will continue to be highly concentrated in a relatively small number of customers. The timing of customer requirements during a fiscal year may cause shifts between quarterly periods in the level and type of revenue, the number of customers who account for more than 10% of our revenue, and in the mix of domestic versus international revenue. The loss or any substantial reduction or delay in orders by any one of these customers could materially adversely affect our business and, accordingly, our financial condition and results of operations.

Gross Profit

The following table presents gross profit for product and services (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	April 30, 2011	April 24, 2010	April 30, 2011	April 24, 2010

Gross profit:
Product	$3,017	$4,406	$6,571	$14,748
Service	3,965	4,124	12,275	10,854

Total	$6,982	$8,530	$18,846	$25,602

Gross profit:
Product	51%	52%	38%	51%
Service	67%	67%	66%	62%

Total	59%	58%	53%	55%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services, other fixed manufacturing costs and provisions for warranty, scrap, rework, and provisions which may be taken for excess or slow moving inventory. Product gross profit decreased for the three and nine months ended April 30, 2011 compared to the same periods ended April 24, 2010. The decrease for the three months ended April 30, 2011 was primarily due to lower revenue for our optical switching products. The decrease for the nine months ended April 30, 2011 was primarily due to lower revenue for our optical switching products, a provision in our first quarter of fiscal 2011 of $0.9 million for certain inventory which, based on the company’s then current forecast, was deemed to be in excess of foreseeable demand, and a provision of $0.3 million for severance and benefits related to the restructuring of our operations organization. Product gross profit may fluctuate from period to period due to volume fluctuations, pricing pressures resulting from intense competition in our industry, and the enhanced negotiating leverage of larger customers. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, overhead absorption, sales discounts, increases in labor costs, excess inventory and obsolescence charges, increases in component pricing or other material costs, the introduction of new products, or the entry into new markets with different pricing and cost structures.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit decreased for the three months ended April 30, 2011 and increased for the nine months ended April 30, 2011 compared to the same periods ended April 24, 2010. The decrease for the three months ended April 30, 2011 was primarily due to decreased installation services and maintenance revenue. The increase in service gross profit for the nine months ended April 30, 2011 was primarily due to higher maintenance revenue and lower service cost. As most of our service cost of revenue is fixed, increases or decreases in revenue can have a significant impact on service gross profit. Service gross profit may also be affected in future periods by various factors including, but not limited to, the change in mix between technical support services and advanced services, competitive and economic pricing pressures, the enhanced negotiating leverage of certain larger customers, maintenance contract renewals, and the timing of renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2011	April 24, 2010	Variance in Dollars	Variance in Percent	April 30, 2011	April 24, 2010	Variance in Dollars	Variance in Percent

Research and development	$6,434	$7,783	$(1,349)	(17)%	$19,984	$24,216	$(4,232)	(17)%
Sales and marketing	2,898	2,729	169	6%	8,141	8,073	68	1%
General and administrative	2,106	2,221	(115)	(5)%	6,262	6,973	(711)	(10)%
Restructuring and asset impairment	—	510	(510)	(100)%	—	6,726	(6,726)	(100)%

Total operating expenses	$11,438	$13,243	$(1,805)	(14)%	$34,387	$45,988	$(11,601)	(25)%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses decreased for the three and nine months ended April 30, 2011 compared to the same periods ended April 24, 2010. The decrease for the three months ended April 30, 2011 was primarily due to lower fixed and allocated expenses of $0.6 million, lower discretionary expenses of $0.6 million and lower personnel expenses of $0.1 million as a result of our cost containment initiatives.

The decrease for the nine months ended April 30, 2011 was primarily due to lower fixed and allocated expenses of $2.1 million, lower personnel expenses of $1.4 million and lower discretionary expenses of $0.7 million as a result of our cost containment initiatives.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, and other sales and marketing support expenses. Sales and marketing expenses increased slightly for the three and nine months ended April 30, 2011 compared to the same periods ended April 24, 2010 primarily due to higher personnel expenses. Within our existing spending levels, we continue to allocate sales and marketing resources to those geographic regions where we see the most attractive opportunities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, professional fees and other general corporate expenses. General and administrative expenses decreased for the three and nine months ended April 30, 2011 compared to the same periods ended April 24, 2010. The decrease was primarily due to a decrease in discretionary spending of $0.1 million and $0.7 million for the three and nine months ended April 30, 2011 compared to the same periods ended April 24, 2010.

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

During the first quarter of fiscal 2010 the Company recorded a restructuring and related asset impairment charge of $6.4 million, of which $6.3 million was charged to operating expense and $0.1 million to cost of product revenue. This charge relates to (i) employee separation packages including severance pay, benefits continuation and outplacement costs amounting to $3.4 million, of which $3.3 million was charged to operating expense and $0.1 million to cost of product revenue, (ii) a facility related termination agreement of $1.9 million, and (iii) a related asset impairment charge of $1.1 million. During the second quarter of fiscal 2010, the Company recorded an adjustment of $0.1 million for unused outplacement services.

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

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2011	April 24, 2010	Variance in Dollars	Variance In Percent	April 30, 2011	January 23, 2010	Variance in Dollars	Variance In Percent
Interest and other income, net	$400	$1,108	$(708)	(64)%	$1,638	$4,569	$(2,931)	(64)%

Interest and other income net decreased $0.7 million and $2.9 million for the three and nine months ended April 30, 2011, respectively, compared to the same periods ended April 24, 2010. The decrease was primarily due to lower interest rates in fiscal 2011 when compared to fiscal 2010 and a lower average investment balance as a result of the cash distributions that were paid on December 15, 2009 and December 22, 2010.

Income Tax Expense/Benefit

Income tax expense was $0.1 million and $0.3 million for the three and nine months ended April 30, 2011, respectively, primarily related to income tax expense in certain states and profitable foreign jurisdictions.

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

Under Sections 382 and 383 of the Internal Revenue Code, (the “Code”) certain changes in the Company’s ownership may have limited, or may limit in the future, the amount of net operating loss carryforwards and tax credits which could be used annually to offset future taxable income and income tax. The occurance of an ownership change as defined in the Code is not controlled by the Company.

The Company last conducted a study to determine if it had undergone an ownership change within the meaning of the Code for the period from its inception through April 2006. The study indicated the occurrence of an ownership change in fiscal 1999. The losses subject to the fiscal 1999 limitation were fully utilized in fiscal 2000. The Company has not made a determination whether there has been any additional ownership change within the meaning of the Code since the study concluded in April 2006, or the impact on the utilization of the loss carryforwards and tax credits if such a change has occurred. The Company maintains a full valuation allowance against available net operating loss carryforwards and tax credits and does not currently plan to update the April 2006 study until such time as the actual utilization of available tax attributes becomes probable.

Liquidity and Capital Resources

Total cash, cash equivalents and short and long term investments were $442.5 million at April 30, 2011. Included in this amount were cash and cash equivalents of $101.7 million compared to $104.4 million at July 31, 2010.

Net cash provided by investing activities was $189.1 million for the nine months ended April 30, 2011 and consisted primarily of net proceeds from the maturity of investments of $190.9 million partially offset by purchases of property and equipment of $1.8 million.

Net cash used in operating activities was $11.3 million for the nine months ended April 30, 2011. Net loss for the nine months ended April 30, 2011 was $14.2 million and included non-cash charges including share-based compensation of $1.7 million, and depreciation and amortization of $2.9 million. Accounts receivable decreased to $6.9 million at April 30, 2011 from $14.2 million at July 31, 2010. The decrease was primarily due to lower revenue in the nine months ended April 30, 2011. Our accounts receivable and days sales outstanding are impacted primarily by the timing of shipments, collections performance and timing of support contract renewals. Deferred revenue decreased to $9.8 million at April 30, 2011 from $14.8 million at July 31, 2010 due to the timing of service contract renewals.

Net cash used in financing activities was $180.5 million. On December 22, 2010, the Company made a cash distribution to its stockholders of $6.50 per share of its common stock, par value $0.001, amounting to $185.4 million. As a result of having an accumulated deficit, the cash distribution has been recorded as a reduction to additional paid in capital. The impact of the cash distribution was partially offset by proceeds from the exercise of employee stock options of $5.0 million.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $442.5 million as of April 30, 2011. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits and government securities. As of April 30, 2011, $306.0 million of investments with maturities of less than one year were classified as short-term investments. Based on our current expectations, we anticipate that some portion of our existing cash, cash equivalents and investments may be consumed by operations. Our accounts receivable, while not considered the primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of April 30, 2011, more than 50% of our accounts receivable balance was attributable to seven of our customers. As of April 30, 2011, we have no outstanding debt or credit facilities and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures. We currently intend to fund our operations, including our fixed operating leases, purchase commitments and any required capital expenditures using our existing cash, cash equivalents and investments.

As of April 30, 2011, future cash restructuring payments of $0.4 million consist primarily of costs related to rent and employee separation packages that will be paid over the next 12 months.

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

As of April 30, 2011, our future obligations, which consist of contractual commitments for operating leases and inventory and other purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Other

Operating leases	$2,279	$1,970	$309	$—	$—	$—
Inventory and other purchase commitments	6,206	6,206	—	—	—	—

Total	$8,485	$8,176	$309	$—	$—	$—

Payments made under operating leases will be treated as rent expense for the facilities currently being utilized, or as a reduction of the restructuring liability for payments relating to excess facilities. Payments made for inventory purchase commitments will initially be capitalized as inventory and will then be recorded as cost of revenue as the inventory is sold or otherwise disposed of.

Reserves for unrecognized tax benefits of $1.7 million have not been included in the above table because the periods of cash settlement with the respective tax authority cannot be reasonably estimated.

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

During the second quarter of fiscal 2011, the Company entered into a multiple element arrangement that included hardware and non-essential software deliverables. The hardware element was delivered during the second quarter and the non-essential software element was undelivered as of the end of the third quarter. The Company recognized $0.7 million in revenue and deferred $0.1 million related to this multiple element transaction. Under the prior revenue recognition guidance the Company would have deferred $0.8 million for this multiple element transaction. The new guidance does not change the units of accounting.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at April 30, 2011, the fair value of the portfolio would decline by approximately $0.1 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business is global, with international revenue representing 39% of total revenue in fiscal 2010 and 33% of revenue in the first nine months of fiscal 2011. To date, our revenue has been primarily denominated in US dollars. Additionally, we have a development center in Shanghai, China. Currency fluctuations to date have not had a significant impact on our financial results. We expect international sales to continue to represent a significant portion of our revenue and that we will continue to incur costs in our Shanghai development center. Should our exposure to foreign currency fluctuations become material, we are prepared to hedge against such fluctuations, although we have not engaged in hedging activities to date.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 30, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

The parties in the approximately 300 coordinated cases, including the Company’s case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. On October 5, 2009, the Court granted final approval of the settlement. Two appeals by objectors to the settlement are proceeding before the Second Circuit Court of Appeals. On December 8, 2010 and February 3, 2011 the plaintiffs filed motions to dismiss the appeals. The Second Circuit has not yet ruled on the motions to dismiss.

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

Derivative Lawsuits

In October 2007, a purported Sycamore Networks, Inc. stockholder filed a complaint for violation of Section 16 of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company’s Initial Public Offering underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., in District Court for the Western District of Washington (“District Court”) seeks recovery of short-swing profits. On April 28, 2008, the district court established a briefing schedule for motions to dismiss and ruled that all discovery be stayed pending resolution of the motions to dismiss. The District Court found the motions appropriate for oral argument which was held on January 6, 2009. On March 16, 2009, the District Court issued an order dismissing the case. On March 31, 2009, the plaintiff appealed. On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including the Company’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriter’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the District Court the same challenges to plaintiff’s demand letters that moving issuers had filed.

On December 16, 2010, underwriters filed a petition for panel rehearing and petition for rehearing en banc. Appellant Vanessa Simmonds also filed a petition for rehearing en banc. On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc. It further ordered that no further petitions for rehearing may be filed.

On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days. On April 5, 2011, Appellant filed a petition for writ of certiorari in the United States Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision. Appellant’s petition was docketed by the Supreme Court on April 7, 2011. Respondent’s opposition is due on May 27, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not: (1) publicly announced any programs to repurchase shares of Common Stock; or (2) sold, within the last three years, Company securities that were not registered under the Securities Act.

Item 6. Exhibits

Exhibits:

(a) List of Exhibits

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (5)

3.5	Amended and Restated By-Laws of the Company (4)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)(4)

10.1	Sycamore Networks, Inc. 2009 Stock Incentive Plan Non-Qualified Stock Options Agreement (6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Securities and Exchange Commission on November 28, 2007.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009.
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011.

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

Dated: May 25, 2011