Form 10-K
period 2011-07-31
SYCAMORE NETWORKS INC
filed 2011-09-21
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 29, 2011 was approximately $419,552,337.

As of September 16, 2011 there were 28,742,608 shares outstanding of the Registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

PART III—Portions of the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on January 10, 2012 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) to this Annual Report on Form 10-K.

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

Sycamore Market Focus

Our products primarily serve two market areas within the networking industry — bandwidth management and mobile broadband optimization.

Bandwidth Management Market

Telecom transmission networks require the interconnection of multiple segments of the communications infrastructure to support end-to-end networking services. These segments range from multiservice access and metro to regional backhaul and the fiber optic core. This communications infrastructure enables service providers to deliver a range of voice, video and data services to business and residential customers. Bandwidth management solutions help service providers distribute, manage and scale service bandwidth in specific segments or across multiple segments of the telecom transmission infrastructure.

The bandwidth management market is largely determined by the purchasing power and behavior of a small number of large service providers. Beginning as early as 2001, the bandwidth management market has been affected by industry consolidation and a global trend among the larger service providers to reduce the number of communications equipment suppliers in their networks. As a result of this industry structure, the market for these products has been subject to concentration of purchasing power, extreme pricing pressure and competitive leverage for incumbent equipment suppliers with broad product lines and scale.

While complex, transmission networks today are mostly composed of products utilizing industry standards, and typically entail long decision and deployment cycles. We believe that, by and large, core transmission networks have already been built, and there will be few, if any, meaningful new large scale transmission networks deployed in the coming years. Although some opportunities may emerge as service providers consider migrating existing bandwidth management networks to next-generation transmission platforms, given the industry structure, the uncertainty of the timing of the emergence of this opportunity, and the magnitude of the investment required, we have not been, and will not be, focusing our future investments in this direction.

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

Sycamore Solutions

Intelligent Bandwidth Management

Our Intelligent Bandwidth Management portfolio, which includes our optical switching and multiservice access products, serves bandwidth management applications in the transmission layer of service provider networks. Traditional transmission technologies and equipment can, in certain applications, impose limitations on a service provider’s ability to support different traffic types, maximize available network capacity or cost-efficiently scale service bandwidth to support increased bandwidth demands. Key benefits of Sycamore’s Intelligent Bandwidth Management solutions include improved utilization of network capacity, improved service resiliency and increased operational efficiencies.

As a result of industry trends and structure impacting the bandwidth management market, we believe the portion of the bandwidth management market that we serve is in long term decline, and that significant new opportunities for our existing bandwidth management products are limited. In addition, we believe these opportunities will continue to be impacted by constraints in capital spending resulting from the ongoing economic downturn and customer plans to migrate to next-generation transmission solutions. As a result, we believe that opportunities for revenue growth in this area of our business will remain limited going forward. Our investments in this part of our business will remain focused on supporting customers with sustaining engineering efforts, including targeted, incremental feature development tied to tangible revenue opportunities.

Mobile Broadband Optimization

Mobile broadband is a new area of focus for Sycamore. We believe that consumer demand for mobile data services will continue to grow in the future and provide a broad range of business opportunities, including opportunities for optimization solutions that allow operators to significantly lower the cost of delivering mobile broadband services by reducing congestion in the high-cost access network.

We believe that optimization solutions that focus on reducing mobile data content traversing the backhaul without impacting service quality represent an emerging market opportunity. IQstream®, Sycamore’s content-based optimization solution, targets congestion in mobile backhaul networks. IQstream is designed to lower the cost of delivering mobile data services by freeing up capacity in the cost-sensitive access network and help operators deliver a superior quality of experience to their subscribers. Our solution uses dynamic optimization algorithms to determine the most efficient way to deliver mobile content across backhaul networks, and provides a cost-effective alternative to adding capacity by leveraging existing access infrastructure.

IQstream, which became generally available during the third quarter of fiscal 2011, is currently in customer trials.

Sycamore Products and Services

Intelligent Bandwidth Management

Our Intelligent Bandwidth Management products include optical switches, multiservice cross-connects, multiservice access platforms and associated network management software. These products support a variety of bandwidth management functions including grooming, access concentration and circuit provisioning.

Our SN 16000 and SN 9000 optical switches enable scalable, high-capacity bandwidth management in regional and core networks. These products share the same optical signaling, routing and management software to support flexible service delivery and resilient protection options from the network edge to the optical core. Our SILVX® network management system provides comprehensive performance management and provisioning capabilities for our optical switching platforms.

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

The IQstream solution utilizes a suite of unique data optimization algorithms and techniques collectively referred to as Adaptive Content Optimization. These optimization algorithms and techniques dynamically adapt to changing traffic patterns, including peak usage periods and unexpected traffic spikes driven by flash crowds simultaneously trying to access, for example, the same content during a major world event. The IQstream Adaptive Content OptimizationTM engine continuously optimizes the transport of mobile data across the backhaul network, allowing mobile operators to more efficiently absorb peak usage demand and unpredictable flash events.

Our solution is designed to help operators meet subscriber expectations for a high-quality mobile experience, while alleviating network capacity constraints and lowering the cost of delivering mobile broadband services. IQstream Adaptive Content Optimization software runs on standards-based processing platforms that reside at mobile base stations and traffic aggregation hubs.

IQstream, which became generally available during the third quarter of fiscal 2011, is currently in customer trials.

Services

Our product offerings also include a broad portfolio of post-sales customer support services such as network planning and deployment, logistics, product training, software updates, online technical assistance and maintenance contracts.

Competition

We believe the number of opportunities for bandwidth management products worldwide has become limited. Competition for these opportunities is intense and includes considerable pricing pressure. Based on the current level of spending by service providers and the trend among the larger service providers to reduce the number of communications equipment suppliers in their networks, we expect that competition will continue to be intense for optical switching and multiservice access opportunities.

Competitors in the optical switching space include large incumbent suppliers of network infrastructure equipment and optical networking equipment such as Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Huawei Technologies, Nokia Siemens Networks, Tellabs and ZTE. Competition in the multiservice access space is equally intense, with a highly fragmented group of suppliers that includes Tellabs, Alcatel-Lucent, Adtran and Kentrox. Many of our established competitors in the bandwidth management market have longer operating histories and greater financial, technical, sales, marketing, manufacturing and field resources than we do and are able to devote greater resources to the research and development of new products. In addition, these competitors generally have broader product lines which allow them the flexibility to price their products more aggressively and absorb the significant cost structure associated with research and development across their entire business. Most of our competitors also have more extensive customer bases and broader customer relationships than we do, including relationships with our prospective customers in their local geographies. In addition, some of these competitors are located in geographies with lower cost infrastructures than ours. In order to compete effectively, our products must:

•	provide a cost-competitive solution that enables service providers to efficiently deploy and manage bandwidth services;

•	lower a service provider’s cost of building and operating their communications infrastructure;

•	provide extremely high network reliability; and

•	interoperate with existing network devices.

At present, we believe there are no direct technology competitors in content-based optimization solutions focused on the backhaul network. Competition in the backhaul segment of mobile networks, where our IQstream

Mobile Broadband Optimization solution is targeted, typically consists of alternative technologies focused on increasing capacity rather than solutions designed to optimize and reduce content traversing the backhaul. These alternative technologies include fiber optic transmission, pseudo-wire, Ethernet private lines and packet-based microwave. The broader mobile broadband optimization market includes products that are deployed in the mobile core segment of an operator’s network. These mobile core-based solutions include Internet offload, policy management, caching, session optimization and deep packet inspection. We believe these mobile core optimization solutions are generally complimentary to, and do not compete technically with, our IQstream solution, as they have little or no impact on traffic congestion in backhaul networks.

Sycamore Strategy

We believe that market conditions for our Intelligent Bandwidth Management products are unlikely to meaningfully improve and, as a result, our investments in this part of our business will remain focused on supporting existing customers with sustaining engineering efforts. Our strategy involves carefully managing this product set to maintain its positive contribution to Sycamore’s overall operating results, while we continue to invest in research and development and go-to-market efforts in the area of IQstream, our mobile broadband optimization initiative.

As a result of worldwide growth in mobile broadband services, we believe that optimization solutions that focus on reducing mobile data content traversing the backhaul without impacting service quality represent an emerging market opportunity. We continue to make significant investments in IQstream, which we believe can help mobile operators cost-effectively manage capacity constraints in the backhaul and deliver a consistent, high-quality subscriber experience, especially during peak congestion periods.

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

Customers

Our current and prospective customers include domestic and international wireline and wireless network service providers, utility companies, large enterprises, multiple systems operators and government entities. We expect that our revenue will continue to be highly concentrated in a relatively small number of customers. To date, revenues have been derived solely from sales of our Intelligent Bandwidth Management products and services. We currently are in various stages of trials with prospective customers for our IQstream solution.

During the year ended July 31, 2011, two customers, Verizon Communications, Inc. and Sprint Government Systems Division (as a reseller to the federal government), accounted for 14% and 11% of our revenue, respectively. During the year ended July 31, 2010, three customers, Verizon Communications, Inc., Sprint Government Systems Division (as a reseller to the federal government) and Sprint Nextel Corporation, accounted for 13%, 12% and 12% of our revenue, respectively. During the year ended July 31, 2009, two customers, Verizon Communications, Inc. and Sprint Nextel Corporation, accounted for 19% and 12% of our revenue, respectively. International revenue was 33% of total revenue during the year ended July 31, 2011, compared to 38% during the year ended July 31, 2010 and 35% during the year ended July 31, 2009. See “Concentrations and Significant Customer Information” and “Segment Information” in Note 2 to “Notes to Consolidated Financial Statements” and Item 1A. “Risk Factors” for additional details.

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

Sales and Marketing

We sell our products worldwide primarily through a direct sales force that includes a local presence in select international markets. In certain markets we utilize strategic distribution partners, resellers or independent sales consultants. We continue to pursue relationships with such partners to expand access to sales and marketing opportunities for both our Intelligent Bandwidth Management and Mobile Broadband Optimization solutions.

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

Research and Development

As a result of challenging market conditions and limited growth opportunities for our portfolio of Intelligent Bandwidth Management products, our research and development efforts in this area are primarily focused on supporting customers with sustaining engineering efforts, including targeted, incremental feature development tied to tangible revenue opportunities. Accordingly, we are not focusing on the development of next-generation transmission platforms for service providers. Furthermore, during fiscal 2011 we reallocated certain resources to focus on our mobile broadband optimization solution. We continue to invest significantly in this area, which we believe represents an emerging market opportunity.

Our research and development expenses were $26.6 million, $31.7 million and $50.1 million for the years ended July 31, 2011, 2010 and 2009, respectively. All of our costs related to research and development have been expensed as incurred.

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

As of July 31, 2011, we had received 39 United States patents and had pending 8 United States patent applications. As of July 31, 2011, we have filed 7 international Patent Cooperation Treaty applications and 4 non-U.S. patent applications. Of the United States patents that have been issued, the earliest any will expire is February 2019. As of July 31, 2011, we had 13 allowed or registered United States trademarks and 29 allowed or registered foreign trademarks. All of the registered United States trademarks have a duration of ten years from the date of application, the earliest of which will expire, if not renewed, in August 2012.

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

We utilize original equipment manufacturers that make certain existing products available to us in order to provide our customers with complete product solutions. We verify the test methodology used by original equipment manufacturers to meet our internal and external quality standards. We also ensure that these manufacturers are compliant with global standards for quality, environmental responsibility and employee welfare. Our original equipment manufacturer agreements are focused on providing continuation of supply over an indefinite period and are cancelable through narrowly defined conditions.

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

Our products utilize hundreds of individual component parts, some of which are customized for our products. Electronic and optical component suppliers in the specialized, high technology end of the communications industry are generally not as plentiful or, in some cases, as reliable, as component suppliers in more mature industries. We work closely with our strategic component suppliers to either secure a long-term supply source or to pursue new component technologies that could either reduce cost or enhance the performance of our products. The discontinuation by suppliers of strategic components could require us to incur additional costs to redesign, qualify new products, or to invest in inventory to ensure continuation of supply for the life cycle of the product. The loss of supply of key components also could cause us to end-of-life or discontinue certain products.

Employees

As of July 31, 2011, we employed 259 persons. None of our employees are currently represented by a collective bargaining unit. We believe our relations with our employees are good.

Executive Officers of the Registrant

Set forth below is information concerning our current executive officers and their ages as of July 31, 2011.

Name	Age	Position
Daniel E. Smith	61	President, Chief Executive Officer and Director

Paul F. Brauneis	66	Chief Financial Officer, Vice President, Finance and Administration, and Treasurer

John B. Scully	49	Vice President, Worldwide Sales and Support

Kevin J. Oye	53	Vice President, Systems and Technology

Alan R. Cormier	60	General Counsel and Secretary

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

Any of these factors alone or in combination could have an adverse impact on our revenue, operating results and financial condition.

In the near term, our business will continue to rely on sales of our Intelligent Bandwidth Management products and services for a significant portion of our revenue, and our business, results of operations and financial condition may suffer if demand for our Intelligent Bandwidth Management products significantly declines.

We currently derive all of our revenue from sales of products and services related to our Intelligent Bandwidth Management products, which include our optical switching and multiservice access products. Revenues for these products, and in particular for our optical switching products, have declined in recent years, and we believe the portion of the bandwidth management market that we serve is in long-term decline. Accordingly, our investments in this part of our business are focused primarily on sustaining engineering efforts, including targeted, incremental feature development tied to tangible revenue opportunities. Despite challenging market conditions and limited opportunities for our Intelligent Bandwidth Management products, we expect these products will continue to account for a significant portion of our revenue in the near term, and continued customer acceptance of these products is therefore critical to our success. As a result, factors adversely affecting the pricing of, or demand for, these products could cause a significant decrease in our revenues and adversely impact our results of operations. These factors include, but are not limited to, the following:

•	our decision not to focus our investments on the development of next-generation transmission and access platforms for service providers;

•	the adoption of, or shifts to, new network architectures or industry standards by customers;

•	the development of more advanced technologies or additional features by competitors;

•

a decision by the Company not to develop certain features or enhancements requested by current or prospective customers, or to discontinue certain products or divest our interests in certain product lines; and

•	difficulties associated with obtaining component parts for the products.

Any of these factors alone or in combination could result in a significant reduction in orders from our customers or the loss of existing or prospective customers, which could materially reduce our revenue and adversely affect our business, operating results and financial condition.

Our business and financial condition may suffer if IQstream fails to achieve market acceptance.

During the fourth quarter of fiscal 2010, we announced the introduction of our IQstream Mobile Broadband Optimization solution, which became generally available during the third quarter of fiscal 2011 and is currently in customer trials. Our decision to develop and invest in IQstream is based on our belief that there is an emerging market opportunity. However, the level of demand for our IQstream solution cannot be accurately determined at this stage. The success of IQstream will be dependent on acceptance by mobile operators. There can be no assurance that mobile operators will order and commercially deploy IQstream or that IQstream will receive sufficient customer acceptance. If the market for IQstream does not develop and grow substantially, it could have a material adverse effect on our operating results and financial condition. Further, even if IQstream initially obtains market acceptance, we may not be able to effectively enhance or support the product or successfully respond on a timely basis to products introduced into the marketplace by competitors. If our IQstream solution does not perform as expected, does not integrate properly with customer networks, or does not contain the capabilities and features required by our customers, our solution may not become widely accepted and we may not be able to sell IQstream profitably or in any significant volume. The failure of IQstream to be accepted by, or compete effectively in, the market could have a material adverse effect on our business, operations and financial condition.

If we experience delays in the development or deployment of IQstream, we may miss an emerging market opportunity and our sales and operating results may suffer.

There can be no assurance that we will be able to market or sell our IQstream solution in a timely manner. Historically, service providers have been relatively slow to deploy new, complex products in their networks, and the sales cycle for these products tends to be long and unpredictable due to the lengthy customer evaluation and approval process required before products can be deployed in operators’ networks. In addition, the deployment of new products by operators is often subject to the readiness and performance of the operator and its vendors, as well as evolving operator requirements and changes in their capital spending plans. Accordingly, we have limited or no control over the pace at which mobile operators will adopt our IQstream solution in their networks, if at all. In addition, our ability to realize revenue from IQstream depends on, among other things, our ability to meet current and future product development goals and successfully complete lab and field tests with prospective customers. We may encounter technical or other problems in connection with the development of IQstream that could result in delayed deployment of, or inability to introduce, IQstream into operators’ networks. Development and deployment delays could result from numerous factors, including, but not limited to, the following:

•	unanticipated engineering difficulties;

•	the timing and level of research and development expenses;

•	changing ‘market or competitive product requirements;

•	stringent and/or unique technical requirements of customers;

•	failure of our suppliers to meet our technical and commercial requirements;

•	integration and interoperability challenges; and

•	claims of infringement of third-party intellectual property.

Our sales and operating results may be adversely affected if customers delay purchases, or if acceptance of IQstream is slower than expected or to a lesser degree than expected, if at all. Any delay in the further development, testing, marketing, customer acceptance or deployment of IQstream could result in such products missing an emerging market opportunity.

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

As of July 31, 2011, we had $60.8 million in cash and cash equivalents plus $380.6 million in short-term and long-term investments in marketable securities. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. These investments are subject to general credit, liquidity, market and interest rate risks. As a result, we may experience a reduction in value or loss of liquidity of our investments. In addition, should any investment cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

We must continue to effectively manage our investments in product development in both existing and new markets for our products.

The markets for our products are characterized by rapidly changing technology, frequent introductions of new products and evolving customer requirements. Customers continuously demand new features for existing products as well as new technologies and solutions. Due to challenging market conditions and limited opportunities for our Intelligent Bandwidth Management products, we have decided not to focus our investments on the development of next-generation transmission platforms for service providers, and our research and development efforts in this area of our business will remain focused on supporting customers with sustaining engineering efforts, including targeted, incremental feature development tied to tangible revenue opportunities. As a result, we may fail to develop, or choose not to develop, new features or products requested by current and prospective customers. In addition, reduced demand for our Intelligent Bandwidth Management products and/or competitive pressures may cause us to alter our investment in, or discontinue or divest our interests in certain product lines. Such actions could have an adverse impact on our future revenue and results of operations. Managing our efforts to keep pace with new technologies and reduce operating expense is difficult and there is no assurance that we will be successful. We also have made significant investments in our IQstream solution, and expect our decision to focus our future development efforts on the mobile broadband market will continue to require significant expenditures, a substantial portion of which will be incurred before any significant revenue related to the products is realized, if at all. Until such time, or if we fail to generate sufficient revenue from our other products and services, we may incur significant losses which could impact the strategic direction of our business. We cannot assure you that we will generate sufficient revenue to achieve or sustain operating profitability.

Restructuring activities could disrupt our business and affect our results of operations.

We have previously taken steps, including workforce reductions, facilities consolidations, office closures and internal reorganizations to reduce the size and cost structure of our operations to better align our resources with market opportunities. We cannot provide assurance that we will realize all of the anticipated benefits of any past restructuring efforts or that we will not further reduce or otherwise adjust our workforce or exit, or dispose of, certain businesses or products. Any decision to further limit investment in, or to exit, or dispose of businesses may result in the recording of additional charges. We also cannot predict whether any future restructuring or streamlining of operations will adversely affect our ability to retain key employees, the loss of which, in turn, could adversely affect the execution of our strategy and therefore our operating results. Further, in the event that market conditions improve or our IQstream solution achieves market acceptance faster than we expect, we may not have the appropriate level of resources and personnel to appropriately react to the increase in customer demand. If we cannot effectively manage our cost structure while continuing to invest in growth opportunities, we may fail to meet strategic and market expectations, which could have an adverse affect on our business, operating results and financial condition.

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

Competition in the mobile broadband optimization market varies depending on which segment of the mobile network the products serve. Competition in the backhaul segment of the network, where Sycamore’s IQstream Mobile Broadband Optimization solution is targeted, largely consists of alternative technologies focused on increasing capacity rather than solutions designed to optimize and reduce content transiting the backhaul. Widespread and increasing adoption of open industry standards and the presence of large, incumbent equipment suppliers in service provider networks, however, may make it easier for providers of alternative or complementary technologies to introduce new products or add features to existing products that compete directly with IQstream. We may not be able to compete effectively against competitors in this market or to capture meaningful market share, and our business could be harmed if competitors introduce products and services that provide greater performance, offer additional features and functionality, or are more reliable or less expensive than our Mobile Broadband Optimization solution.

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

We expect a significant portion of our revenue will continue to be generated from a limited number of customers.

A significant portion of our revenue is, and we expect will continue to be, generated from a limited number of customers. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially and adversely affect our business, operating results and financial condition. None of our customers are contractually committed to purchase any minimum quantities of products from us and orders are generally cancelable prior to shipment. In addition, we believe that the communications industry will continue in a consolidation phase which may further reduce the number of prospective customers, slow purchases and delay network deployment decisions.

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

Certain current and prospective customers may have substantial negotiating leverage, which may require that we agree to terms and conditions that may negatively impact our results of operations.

Our current and prospective customers include large communications service providers, key resellers and government entities who have substantial purchasing power and, as a result, may have significant leverage in negotiating contractual arrangements with us. The decision by current and prospective customers to purchase our products typically involves a lengthy sales cycle with a significant evaluation and qualification process, a protracted consultation and contract negotiation process, as well as extensive product testing for interoperability and network customization. As we seek to do business with certain customers, and in particular with prospective customers of our IQstream solution, we may be required to agree to terms and conditions that are unfavorable in the near term in order to consummate a sale. Such terms, which may include (i) pricing concessions, (ii) commitments to develop additional features, (iii) penalty clauses or (iv) other terms and conditions which may affect the timing of revenue recognition, could negatively affect our revenue potential and increase our susceptibility to quarterly fluctuations in our results. Service providers may ultimately insist upon terms and conditions that we deem too onerous or not in our best interest, or that would not be profitable in the long term. The failure of prospective customers to purchase our mobile broadband optimization solutions, for any reason, would have a material adverse effect on our business and financial condition. In addition, we may continue to spend considerable resources that we may not be able to offset with corresponding revenue.

We may experience difficulties identifying, analyzing and consummating strategic alternatives, and any such alternatives may not lead to the achievement of desired results.

As part of our business strategy, we regularly examine strategic alternatives that may enhance stockholder value. These alternatives may include the acquisition of, strategic investments in, or joint ventures in, adjacent or complementary businesses, products, services, or technologies, or potential asset sales or divestitures of all or a portion of our interests in some product lines. We cannot assure that we will be able to identify suitable third parties for these transactions. Even if we identify suitable third parties, we may not be able to successfully negotiate a transaction. If we are unable to identify suitable third parties for strategic transactions, we may not be able to capitalize on market opportunities with existing and new customers, which may inhibit our ability to gain market share. If we divest or otherwise exit certain portions of our business, we may not realize the benefits of any such activity, which could adversely affect our business, financial condition and results of operations. We also may be required to record additional expenses for items such as workforce reduction costs, closure of excess facilities and excess inventory and/or equipment write-offs. Any strategic decision will involve risks and uncertainties and present challenges in implementation and integration. As a result, any such business arrangement may not lead to increased stockholder value and, whether or not we pursue any strategic alternatives, the value of our shares may decrease.

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

Our ability to achieve the anticipated benefits of any acquisition, merger or strategic investment will also involve certain other risks, including, but not limited to, the following:

•	problems combining the purchased operations, technologies or products;

•	difficulty in marketing and selling products of an acquired business;

•	unanticipated costs or liabilities;

•	diversion of management’s attention from other business issues and opportunities;

•	disruption to in-process product development initiatives;

•	adverse effects on existing business relationships with suppliers and customers;

•	problems entering markets in which we have no or limited prior experience;

•	problems with integrating and retaining employees; and

•	additional regulatory compliance issues.

We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel resulting from a future business combination and any failure to do so could disrupt our business and seriously harm our financial condition.

Current economic and market conditions make forecasting difficult.

Current economic and market conditions, together with the inherent inconsistent and unpredictable ordering patterns of our customers, have limited our ability to forecast the volume and product mix of our sales, making it difficult to provide estimates of revenue and operating results. We continue to have limited visibility into the capital spending plans of our current and prospective customers. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our planned expense levels depend in part on our expectations of future revenue. As a result, it is difficult to forecast revenue and operating results. If our revenue and operating results are below the expectations of our investors and market analysts, it could cause a decline in the price of our common stock.

The unpredictability of our quarterly results may adversely affect our common stock price.

In general, our revenue and operating results in any reporting period may fluctuate significantly due to a variety of factors including, but not limited to, the following:

•	fluctuation in demand for our products;

•	the timing, volume and product mix of sales of our products;

•	changes in customer requirements, including delays or order cancellations;

•	the introduction of new products by us or our competitors;

•	the level of market acceptance of our new products and services by customers;

•	changes in the price or availability of components for our products;

•	the timing of revenue recognition and deferred revenue;

•	readiness of customer sites for installation;

•	changes in our pricing policies or the pricing policies of our competitors;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	manufacturing and shipment delays; and

•	general economic conditions as well as those specific to the telecommunications and related industries.

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

International sales have historically represented a significant amount of our total sales including 33% of total revenue for fiscal 2011 and 38% of total revenue for fiscal 2010. We have a substantial international customer base and we are subject to foreign exchange translation risk to the extent that our revenue is denominated in currencies other than the U.S. dollar. Doing business internationally requires significant management attention and financial resources to successfully develop direct and indirect sales channels and to support customers in international markets. In addition, we have a research and development facility in Shanghai, China, which conducts a significant amount of our research and development activities. We may not be able to maintain or expand international market demand for our products.

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

•	the need to work with third parties in certain countries to perform installation and obtain customer acceptance may impact the timing of revenue recognition;

•	the need to maintain staffing, or to work with third parties, to provide service and support in international locations;

•	the impact of slowdowns, recessions or other economic disruptions in economies outside the United States;

•	unexpected changes in regulatory requirements, including trade and environmental protection measures and import and licensing requirements;

•	obtaining export licensing authority on a timely basis and maintaining ongoing compliance with import, export and re-export regulations;

•	certification requirements;

•	currency fluctuations;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences; and

•	political and economic instability, particularly in emerging markets.

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

Historically, the market for technology stocks has been extremely volatile. Our common stock has experienced, and may continue to experience, substantial price volatility. The occurrence of any one or more of the factors noted above could cause the market price of our common stock to fluctuate. In addition, the following factors could cause the market price of our common stock to fluctuate:

•	loss of a major customer;

•	significant changes or slowdowns in the funding and spending patterns of our current and prospective customers;

•	the addition or departure of key personnel;

•	variations in our quarterly operating results;

•	announcements by us or our competitors of significant contracts, new products or product enhancements;

•	failure of our products to achieve market acceptance, or failure by us to meet product milestones;

•	announcements by us of the sale, divestiture, end-of-life or discontinuation of certain products or product lines;

•	announcements relating to mergers, acquisitions, distribution partnerships, joint ventures or capital commitments;

•	regulatory changes in telecommunications;

•	variations between our actual results and the published expectations of securities analysts;

•	changes in financial estimates by securities analysts;

•	sales of our common stock or other securities in the future;

•	changes in market valuations of networking and telecommunications companies;

•	fluctuations in stock market prices and volumes; and

•	announcements or implementation of any capital restructuring, such as stock buybacks or significant cash distributions.

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

As of July 31, 2011, our officers, directors and entities affiliated with them, in the aggregate, owned approximately 30% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	PROPERTIES

As of July 31, 2011, we lease one facility in Chelmsford, Massachusetts, containing a total of approximately 114,000 square feet. In Mount Laurel, New Jersey, we currently lease one facility containing a total of approximately 5,000 square feet, in Wallingford, Connecticut, we currently lease one facility containing a total of approximately 15,000 square feet and in Shanghai, China, we currently lease one facility containing a total of approximately 37,000 square feet. These facilities consist of offices and engineering laboratories used for research and development, administration, sales and customer support, ancillary light manufacturing, storage and shipping activities. We also maintain smaller offices to provide sales and customer support at various domestic and international locations. We anticipate that our remaining current facilities are adequate and suitable for our needs during fiscal 2012.

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

The parties in the approximately 300 coordinated cases, including the Company’s case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. On October 5, 2009, the Court granted final approval of the settlement. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit. One appeal was dismissed and the second appeal was remanded to the district court to determine if the appellant was a class member with standing to appeal. On August 25, 2011, the district court determined that the remaining appellant lacked standing to object to the settlement. The appellant has until September 24, 2011 to appeal the district court’s decision.

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

Derivative Lawsuits

In October 2007, a purported Sycamore Networks, Inc. stockholder filed a complaint for violation of Section 16 of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company’s Initial Public Offering underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., in District Court for the Western District of Washington (“District Court”) seeks recovery of short-swing profits. On April 28, 2008, the district court established a briefing schedule for motions to dismiss and ruled that all discovery be stayed pending resolution of the motions to dismiss. The District Court found the motions appropriate for oral argument which was held on January 6, 2009. On March 16, 2009, the District Court issued an order dismissing the case. On March 31, 2009, the plaintiff appealed. On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including the Company’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the District Court the same challenges to plaintiff’s demand letters that moving issuers had filed.

On December 16, 2010, the underwriters filed a petition for panel rehearing and petition for rehearing en banc. Appellant Vanessa Simmonds also filed a petition for rehearing en banc. On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc. It further ordered that no further petitions for rehearing may be filed.

On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days. On April 5, 2011, Appellant filed a petition for writ of certiorari in the United States Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision. On April 15, 2011, the underwriters filed a petition for writ of certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the statute of limitations issue. On June 27, 2011, the Supreme Court denied Simmonds’ petition regarding the demand issue and granted the underwriters’ petition relating to the statute of limitations issue. The underwriters’ brief on the merits was filed on August 18, 2011. The respondent’s brief is due on September 26, 2011.

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

Market for Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SCMR”. The following table sets forth, for the periods indicated, the high and low closing sale prices as reported on the NASDAQ Global Select Market for Sycamore’s common stock. All historical prices have been adjusted for the 1-for-10 reverse stock split that occurred on December 21, 2009.

Fiscal year 2011:

	High	Low
Fourth Quarter ended July 31, 2011	$24.27	$19.32
Third Quarter ended April 30, 2011	25.15	20.52
Second Quarter ended January 29, 2011	31.52	20.56
First Quarter ended October 30, 2010	33.92	21.88

Fiscal year 2010:

	High	Low
Fourth Quarter ended July 31, 2010	$23.28	$16.35
Third Quarter ended April 24, 2010	21.70	19.06
Second Quarter ended January 23, 2010	30.00	19.75
First Quarter ended October 24, 2009	33.70	27.90

As of September 13, 2011, there were approximately 503 stockholders of record.

Dividend Policy

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

Equity Compensation Plan Information

The following table sets forth certain information as of July 31, 2011 with respect to compensation plans under which shares of our common stock may be issued:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	2,993,840	$20.33	1,751,055
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,993,840	$20.33	1,751,055

Purchase of Equity Securities

None

The Company has not publicly announced any programs to repurchase shares of its common stock.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock during the period from July 31, 2006 through July 31, 2011, with the cumulative total return on the S&P 500 and the NASDAQ Telecommunications Index. The comparison assumes $100 was invested on July 31, 2006 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

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

	For the years ended July 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$48,688	$68,617	$67,357	$115,496	$156,048
Cost of revenue	22,510	30,954	38,469	62,565	88,210

Gross profit	26,178	37,663	28,888	52,931	67,838

Operating expenses:
Research and development	26,619	31,685	50,134	47,397	45,912
Sales and marketing	10,755	10,942	14,551	21,041	23,712
General and administrative	8,194	9,098	8,198	15,980	28,684
Asset impairments	—	1,076	24,209	4,446	17,268
In-process research and development	—	—	—	—	12,400
Restructuring charges	—	5,625	3,600	2,368	1,486
Reserve for contingencies	—	—	—	—	(2,184)

Total operating expenses	45,568	58,426	100,692	91,232	127,278

Loss from operations	(19,390)	(20,763)	(71,804)	(38,301)	(59,440)
Interest and other income, net	1,950	5,592	18,000	38,784	47,089

Income (loss) before income taxes	(17,440)	(15,171)	(53,804)	483	(12,351)
Income tax expense (benefit)	358	(366)	(232)	597	854

Net income (loss)	$(17,798)	$(14,805)	$(53,572)	$(114)	$(13,205)

Basic net income (loss) per share	$(0.62)	$(0.52)	$(1.89)	$(0.00)	$(0.47)
Diluted net income (loss) per share	$(0.62)	$(0.52)	$(1.89)	$(0.00)	$(0.47)
Shares used in per-share calculation—basic	28,567	28,422	28,359	28,248	27,959
Shares used in per-share calculation—diluted.	28,567	28,422	28,359	28,248	27,959

	As of July 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$441,398	$636,877	$926,808	$941,834	$924,751
Working capital	401,217	560,969	627,352	828,128	910,171
Total assets	469,737	671,020	971,813	1,022,463	1,033,070
Total stockholders’ equity	448,757	644,003	940,425	987,375	973,049
Cash distribution paid per common share	$6.50	$10.00	—	—	—

All periods presented have been adjusted for the 1-for-10 reverse stock split that occurred on December 21, 2009. See note 2.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Total revenue for fiscal 2011, which was derived exclusively from our Intelligent Bandwidth Management products and services, was $48.7 million, a decrease of 29% compared to fiscal 2010. Total revenue for fiscal 2010 was $68.6 million, an increase of 2% compared to fiscal 2009. Our net loss for fiscal 2011 was $17.8 million compared to a net loss for fiscal 2010 of $14.8 million.

On December 22, 2010, the Company made a cash distribution to its stockholders of $6.50 per share of its common stock, par value $0.001, amounting to $185.4 million. As a result of having an accumulated deficit, the cash distribution has been recorded as a reduction to additional paid in capital.

We believe the portion of the bandwidth management market that we serve is in long-term decline and continues to be challenged by high customer concentration, the project-oriented nature of purchasing patterns and customer migration to next-generation transmission technologies. In addition, the current economic climate continues to create uncertainty with regard to the level and timing of capital expenditures by service providers. With purchasing power concentrated in a small number of customers and with an excess of suppliers, competition remains intense. We believe that these factors will result in a limited number of new opportunities for revenue growth, and will continue to influence quarterly revenue variability in this area of our business. Accordingly, our investments in these products will remain focused on customer support and sustaining engineering efforts, including limited new feature development tied to tangible revenue opportunities. At the same time, we continue to invest in the area of mobile broadband optimization, which we believe represents an emerging market opportunity.

In the third quarter of fiscal 2011, IQstream became generally available to the market. IQstream is a mobile broadband optimization solution designed to help operators reduce congestion in mobile access networks caused by rising demand for Internet video and other rich media subscriber content. IQstream is designed to lower the cost of delivering mobile data services by freeing up capacity in the cost-sensitive access network.

We currently are engaged in multiple customer trials in different market regions for IQstream. As previously indicated, the timeframes for our trials have extended longer than originally anticipated due to a number of factors, including the rapid pace of change driving mobile data growth in the backhaul segment of mobile networks, the rigorous and demanding interoperability, security and performance testing required before the solution can be deployed, and certain implementation and feature set requirements of prospective customers. Given the extended trial process for IQstream, we are not providing a date for expected first revenue. We are pleased with the progress we are making in our IQstream trials and continue to receive strong interest from mobile operators. Converting our IQstream trial prospects into customers remains a top priority.

We continue to consider other strategic options that may serve to enhance stockholder value. These strategic options include, but are not limited to: acquisitions of, or mergers or other business combinations with, companies with complementary technologies or companies in other market segments; the sale or spin-off of certain assets; strategic alliances with, or investments in, other entities; the discontinuation or divestiture of certain products; and recapitalization alternatives, including stock buybacks, cash distributions or cash dividends.

Our cash, cash equivalents and investments totaled $441.4 million at July 31, 2011. We intend to fund our operations for the foreseeable future, including fixed commitments under operating leases and any required capital expenditures, utilizing these funds. We believe that existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated operating requirements and enable us to pursue strategic alternatives.

As of July 31, 2011, Sycamore and its subsidiaries employed 259 persons, a net decrease of 28 persons from the 287 persons employed on July 31, 2010.

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

Revenue Recognition

The Company recognizes revenue when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. Evidence of an arrangement generally consists of sales contracts or agreements and customer purchase orders;

•

Delivery has occurred. Delivery occurs when title and risk of loss are transferred to the customer or the Company receives written evidence of customer acceptance, when applicable, to verify delivery or performance;

•	Sales price is fixed or determinable. The Company assesses whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment; and

•	Collectability is reasonably assured. Collectability is assessed based on the creditworthiness of the customer as determined by credit checks and the customer’s payment history with the Company.

The Company adopted Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”) on a prospective basis as of the beginning of fiscal 2011 for new and materially modified arrangements originating on or after August 1, 2010. Under the new standards, we allocate the total arrangement consideration to each separable element of an arrangement based on the relative selling price of each element. Arrangement consideration allocated to undelivered elements is deferred until delivery of the individual elements.

For fiscal 2011 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements, and software and non-software components that function together to deliver the tangible products’ essential functionality, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on our vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition.

For transactions initiated prior to August 1, 2010, revenue for arrangements with multiple elements, such as sales of products that include services, is allocated to each element using the residual method based on the VSOE of fair value of the undelivered items pursuant to ASC Topic 985-605—Software—Revenue Recognition. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. If VSOE of fair value of one or more undelivered items does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of (i) delivery of those elements or (ii) when fair value can be established unless maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual support period.

As a result of the adoption of ASU 2009-13 and ASU 2009-14, revenue for the year ended July 31, 2011, was approximately $0.7 million higher than the revenue that would have been recorded under the prior revenue recognition guidance. The Company entered into a multiple element arrangement that included hardware and non-essential software deliverables. The hardware element was delivered during the fiscal year and the non-essential software element was undelivered as of July 31, 2011. The Company recognized $0.7 million in revenue and deferred $0.1 million related to this multiple element transaction. Under the prior revenue recognition guidance the Company would have deferred $0.8 million for this multiple element transaction. The new guidance does not change the units of accounting.

Service revenue includes revenue from maintenance, training, and installation services. Revenue from maintenance service contracts is deferred and recognized ratably over the contractual support period. Revenue from training and installation services is recognized as the services are completed or ratably over the service period.

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

During the fourth quarter of fiscal 2009, and in connection with the preparation of its revised plan for fiscal 2010 and its outlook beyond, the Company updated its estimates of future demand for its core and access products. The revised outlook resulted in a projection of lower discounted cash flows. The combination of business, economic and market conditions, together with our estimate of future demand and the resultant cost reduction actions initiated during our fourth quarter of fiscal 2009, combined to give rise to an impairment in the carrying value of the Company’s goodwill and intangible assets during the fourth quarter of fiscal 2009. The Company recorded an impairment charge of $24.2 million related to the entire carrying value of goodwill of $20.3 million, the remaining carrying value of identified intangible assets of $2.8 million and $1.1 million related to certain fixed assets. During fiscal 2010, the Company recorded an impairment charge of $1.1 million related to certain fixed assets. These fixed assets were no longer being utilized by the Company.

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

Results of Operations

Fiscal Years ended July 31, 2011 and 2010

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2011	2010
Revenue
Product	$24,486	$44,655	$(20,169)	(45)%
Service	24,202	23,962	240	1%

Total revenue	$48,688	$68,617	$(19,929)	(29)%

Total revenue, which was derived exclusively from our Intelligent Bandwidth Management products and services, decreased in fiscal 2011 compared to fiscal 2010. Product revenue decreased in fiscal 2011 compared to fiscal 2010 primarily due to a decrease in demand for our core products. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue increased in fiscal 2011 compared to fiscal 2010 primarily due to an increase in the level of maintenance revenues partially offset by a decrease in installation revenue. The lower year-over-year revenue is due in part to the challenging market conditions for our portfolio of Intelligent Bandwidth Management products and our resulting decision to focus on customer support and sustaining engineering efforts versus the development of next-generation transmission platforms.

For fiscal 2011, two customers accounted for 14% and 11% of revenue, or a combined 25% of our total revenue. For fiscal 2010, three customers accounted for 13%, 12% and 12% of revenue, or a combined 37% of our total revenue. International revenue represented 33% of revenue in fiscal 2011, compared to 38% of revenue in fiscal 2010. We expect future revenue will continue to be highly concentrated in a relatively small number of customers. The timing of customer deployments in any given quarter may cause shifts in both the number of customers comprising greater than 10% of our revenue and in the percentage mix of domestic and international revenue. The loss of any one of these customers or any substantial reduction or delay in orders by any one of these customers could materially adversely affect our business, financial condition and results of operations.

Gross Profit

The following table presents gross profit for product and services (in thousands, except percentages):

	Year Ended July 31,
	2011	2010
Gross profit:
Product	$10,078	$22,700
Service	16,100	14,963

Total	$26,178	$37,663

Gross profit:
Product	41%	51%
Service	67%	62%
Total	54%	55%

Product Gross Profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services, internal manufacturing costs as well as provisions for warranty and rework costs and adjustments which may be required to reduce inventories to their lower of cost or market. Product gross profit decreased $12.6 million in fiscal 2011 compared to fiscal 2010. The decrease in both product gross profit dollars and percentage was primarily due to a decrease in demand for our core products while our fixed manufacturing expenses remained relatively flat year-over-year. Product gross profit may fluctuate from period to period due to revenue fluctuation, volume, pricing pressures resulting from intense competition in our industry as well as the enhanced negotiating leverage of certain larger customers. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, overhead absorption, sales discounts, increases in labor costs, excess inventory and obsolescence charges, increases in component pricing or other material costs, the introduction of new products or the entry into new markets with different pricing and cost structures.

Service Gross Profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts, which include salaries and related expenses and other fixed costs. Service gross profit increased in fiscal 2011 compared to fiscal 2010. The year-over-year dollar increase relates to a favorable shift in the mix of higher margin maintenance and support services rendered during fiscal 2011 compared to installation and training services, and lower year-over-year fixed costs.

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

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2011	2010
Research and development	$26,619	$31,685	$(5,066)	(16%)
Sales and marketing	10,755	10,942	(187)	(2%)
General and administrative	8,194	9,098	(904)	(10%)
Asset impairments	—	1,076	(1,076)	(100%)
Restructuring expenses	—	5,625	(5,625)	(100%)

Total operating expenses	$45,568	$58,426	$(12,858)	(22%)

Research and Development Expenses

Research and development expenses consist primarily of salaries, other employee related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses decreased by approximately $5.1 million in fiscal 2011 compared to fiscal 2010. The decrease was primarily due to lower fixed and allocated costs of $2.7 million resulting from cost containment actions initiated in the prior year, lower personnel costs of $1.6 million resulting from lower headcount, and lower discretionary expenses of $0.8 million resulting from the timing of project-related costs.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, amortization of customer evaluation inventory and other sales and marketing support expenses. Sales and marketing expenses decreased by approximately $0.2 million in fiscal 2011 compared to fiscal 2010. The decrease was primarily due to lower fixed and allocated costs of $0.2 million resulting from cost containment actions initiated in the prior year.

Within our existing spending levels, we continue to allocate sales and marketing resources to those geographic regions where we see the most attractive opportunities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, professional fees and other general corporate expenses.

General and administrative expenses decreased by approximately $0.9 million in fiscal 2011 compared to fiscal 2010. The decrease in general and administrative expenses was primarily due to lower discretionary expenses of $0.6 million resulting from a reduction in professional fees and lower personnel expenses of $0.2 million resulting from lower headcount.

Asset Impairments

In conjunction with the workforce reduction and early lease termination plans initiated during fiscal 2009 and fiscal 2010, the Company recorded an asset impairment charge of $1.1 million during the first quarter of fiscal 2010 related to certain fixed assets. These fixed assets were no longer being utilized by the Company.

Restructuring

During the first quarter of fiscal 2011, the Company made the decision to integrate and realign its operations group with other functional areas to enhance operational efficiency and realize the benefits of identified synergies within the respective groups. The realignment resulted in the elimination of four positions. The Company recorded a restructuring charge of $0.3 million, which was charged to cost of product revenue. This charge relates to employee separation packages including severance pay, benefits continuation and outplacement costs.

In conjunction with the workforce reduction and early lease termination plans initiated in fiscal 2009, certain additional actions were implemented in fiscal 2010. These actions were taken to further re-align our cost structure, pace our development more closely in line with customer requirements and to better position the Company for success in the longer-term. During fiscal 2010, the Company recorded a restructuring charge of $5.7 million, of which $5.6 million was charged to operating expense and $0.1 million to cost of product revenue. This charge related to (i) employee separation packages, including severance pay, benefits continuation and outplacement costs amounting to $3.2 million, of which $3.1 million was charged to operating expense and $0.1 million to cost of product revenue, (ii) a $1.9 million charge for a termination agreement related to our Moorestown, New Jersey facility, and (iii) a $0.6 million charge related to the consolidation of our Chelmsford, Massachusetts facility for rent associated with the portion of the facility that is no longer being used.

As of July 31, 2011, remaining restructuring payments associated with these actions were $0.3 million.

There can be no assurances that similar actions may not be required in the future.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2011	2010
Interest and other income, net	$1,950	$5,592	$(3,642)	(65)%

Interest income decreased in fiscal 2011 compared to fiscal 2010. The decrease was due a lower average investment balance primarily as a result of the cash distributions that were paid on December 15, 2009 and December 22, 2010 and to lower interest rates in fiscal 2011 when compared to fiscal 2010.

Income Tax Expense

Income tax expense of $0.4 million was recorded in fiscal 2011 primarily related to income tax expense in certain states and profitable foreign jurisdictions. Income tax benefit of $0.4 million was recorded in fiscal 2010. The fiscal 2010 tax benefit reflects the tax effect of the November 2009 enactment of the Home Ownership and Business Assistance Act of 2009. The new law provided for the utilization of 100% (previously 90%) of certain net operating loss carrybacks against alternative minimum taxable income and results in an aggregate refund of alternative minimum tax paid of $0.8 million for fiscal 2006 and fiscal 2007. The benefit was partially offset by income tax expense in certain states and profitable foreign jurisdictions.

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

Total revenue increased in fiscal 2010 compared to fiscal 2009. Product revenue consisted primarily of sales of our Intelligent Bandwidth Management solutions. Product revenue increased in fiscal 2010 compared to fiscal 2009 primarily due to increased sales for our optical switches offset by decreased sales of our multiservice cross-connect products. Service revenue consisted primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue decreased in fiscal 2010 compared to fiscal 2009 primarily due to a decrease in the level of installation and training revenues offset by a slight increase in maintenance revenue.

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

Product Gross Profit

Cost of product revenue consisted primarily of amounts paid to third-party contract manufacturers for purchased materials and services, internal manufacturing costs as well as provisions for warranty and rework costs and adjustments which may be required to reduce inventories to their lower of cost or market. Product gross profit increased $8.3 million in fiscal 2010 compared to fiscal 2009. The increase was primarily due to lower inventory provisions, more favorable warranty experience, a more favorable mix of products sold and lower fixed manufacturing expenses. Product gross profit was affected in fiscal 2010 by net inventory provisions of $0.9 million compared to fiscal 2009 net inventory provisions of $3.5 million to adjust inventory carrying values to their lower of cost or market based on anticipated future usage. Product gross profit was affected in fiscal 2009 by restructuring costs of $0.4 million associated with certain workforce reductions and facility costs.

Service Gross Profit

Cost of service revenue consisted primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit and gross profit percentage increased in fiscal 2010 compared to fiscal 2009. The year-over-year dollar and percentage increases related to a favorable shift in the mix of higher margin maintenance and support services rendered during fiscal 2010 compared to installation and training services.

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

Research and Development Expenses

Research and development expenses consisted primarily of salaries, other employee related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses decreased by approximately $18.4 million in fiscal 2010 compared to fiscal 2009. The decrease was primarily due to lower net personnel costs of $13.7 million related to workforce reductions in the fourth quarter of fiscal 2009 and first quarter of fiscal 2010. The decrease was also due to lower fixed and allocated costs of $5.1 million resulting from cost containment actions. The decreases were partially offset by increased personnel costs and discretionary spending related to our new product initiatives.

Sales and Marketing Expenses

Sales and marketing expenses consisted primarily of salaries, commissions and related expenses, amortization of customer evaluation inventory and other sales and marketing support expenses. Sales and marketing expenses decreased by approximately $3.6 million in fiscal 2010 compared to fiscal 2009. The decrease was primarily due to lower personnel expenses of $2.6 million resulting from the cost reduction actions initiated during the fourth quarter of fiscal 2009 and first quarter of fiscal 2010 and reductions in other discretionary spending.

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries and related expenses, professional fees and other general corporate expenses and, in prior year periods, amortization of intangible assets. General and administrative costs are net of insurance recoveries associated with the Company’s now concluded stock option investigation.

General and administrative expenses increased by approximately $0.9 million in fiscal 2010 compared to fiscal 2009. The increase in general and administrative expenses was primarily due to an insurance recovery of $3.7 million in fiscal 2009 compared to $0.2 million in fiscal 2010, which had the effect of reducing general and administrative expenses in fiscal 2009. The impact of the lower insurance recoveries was partially offset by a decrease in personnel expenses of $1.0 million resulting from the cost reductions initiated during the fourth quarter of fiscal 2009 and first quarter of fiscal 2010 and a decrease in the amortization of intangible assets of $1.2 million due to the full write-off of such assets in the fourth quarter of fiscal 2009.

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

Restructuring

In conjunction with the workforce reduction and early lease termination plans initiated in fiscal 2009, certain additional actions were implemented in fiscal 2010. These actions were taken to further re-align our cost structure, pace our development more closely in line with customer requirements and to better position the Company for success in the longer-term. During fiscal 2010, the Company recorded a restructuring charge of $5.7 million, of which $5.6 million was charged to operating expense and $0.1 million to cost of product revenue. This charge related to (i) employee separation packages, including severance pay, benefits continuation and outplacement costs amounting to $3.2 million, of which $3.1 million was charged to operating expense and $0.1 million to cost of product revenue, (ii) a $1.9 million charge for a termination agreement related to our Moorestown, New Jersey facility, and (iii) a $0.6 million charge related to the consolidation of our Chelmsford, Massachusetts facility for rent associated with the portion of the facility that is no longer being used.

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

Liquidity and Capital Resources

Year Ended July 31, 2011

Total cash, cash equivalents and investments were $441.4 million at July 31, 2011 compared to $636.9 million at July 31, 2010. Included in the July 31, 2011 balances were cash and cash equivalents of $60.8 million, compared to $104.4 million at July 31, 2010. The decrease in cash and cash equivalents of $43.7 million was primarily attributable to cash used in financing activities of $179.1 million and cash used in operating activities of $12.5 million, offset by cash provided by investing activities of $148 million.

Net cash provided by investing activities was $148 million and consisted of net maturities of investments of $150.8 million, offset by purchases of property and equipment of $2.8 million.

Net cash used in operating activities was $12.5 million. Net loss was $17.8 million and included non-cash charges, including share-based compensation of $2.8 million, an inventory provision of $1.2 million and depreciation and amortization of $3.6 million. Accounts receivable decreased to $8.8 million at July 31, 2011 from $14.2 million at July 31, 2010. The decrease was primarily due to a decrease in sales in the fourth quarter of 2011 when compared to the fourth quarter of 2010. Our accounts receivable and days sales outstanding are impacted primarily by the timing of shipments, collections performance and timing of support contract renewals. Deferred revenue decreased to $10.9 million at July 31, 2011 from $14.8 million at July 31, 2010. The decrease resulted from slightly lower deferred product shipments and the timing of service billings.

Net cash used in financing activities was $179.1 million. On December 22, 2010, the Company made a cash distribution to its stockholders of $6.50 per share of its common stock, par value $0.001, amounting to $185.4 million. As a result of having an accumulated deficit, the cash distribution has been recorded as a reduction to additional paid in capital. The impact of the cash distribution was partially offset by proceeds from the exercise of employee stock options of $6.3 million.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $441.4 million as of July 31, 2011. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits and government securities. As of July 31, 2011, $335.8 million of investments with maturities of less than one year were classified as short-term investments. Based on our current expectations, we anticipate that some portion of our existing cash and cash equivalents and investments may be consumed by operations. Certain investments have unrealized losses and the Company’s intent and ability is to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of July 31, 2011, more than 50% of our accounts receivable balance was attributable to five of our customers. As of July 31, 2011, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. We currently intend to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments.

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

At July 31, 2011, our future contractual obligations, which consist of contractual commitments for operating leases and inventory and other purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating leases	$1,763	$1,668	$95	$—	$—
Inventory and other purchase commitments	4,296	4,296	—	—	—

Total	$6,059	$5,964	$95	$—	$—

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

Recent Accounting Pronouncements

On June 16, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income

(“ASU 2011-05”), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires companies to report components of comprehensive income in either: (1) a continuous statement of comprehensive income; or (2) two separate consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. ASU 2011-05 will be effective for the Company beginning August 1, 2012, with early adoption permitted. The Company is currently considering the appropriate presentation upon adoption.

On May 12, 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which provides guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. ASU 2011-04 expands previously existing disclosure requirements for fair value measurements, including disclosures regarding transfers between Level 1 and Level 2 in the fair value hierarchy currently disclosed. ASU 2011-04 will be effective for the Company beginning the first day of our third fiscal quarter, which is January 29, 2012. The Company is currently assessing the impact, if any, on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at July 31, 2011, the fair value of the portfolio would decline by approximately $0.1 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business is global, with international revenue representing 33% of total revenue in fiscal 2011. We expect that international sales may continue to represent a significant portion of our revenue. Generally, sales outside of the United States are denominated in US dollars. In the future, to the extent that sales outside of the United States might be denominated in local currencies, exchange rate fluctuations in foreign currencies may have an impact on our financial results, although to date such impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Sycamore Networks, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Sycamore Networks, Inc. and its subsidiaries at July 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

September 21, 2011

SYCAMORE NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	July 31, 2011	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$60,765	$104,416
Short-term investments	335,847	450,722
Accounts receivable, net of allowance for doubtful accounts of $72 at July 31, 2011 and July 31, 2010	8,764	14,168
Inventories, net	11,537	11,175
Prepaid expenses and other current assets	1,770	1,873

Total current assets	418,683	582,354
Property and equipment, net	5,978	6,569
Long-term investments	44,786	81,739
Other assets	290	358

Total assets	$469,737	$671,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,664	$2,891
Accrued compensation	2,325	2,767
Accrued warranty	1,140	1,720
Accrued expenses	1,889	1,437
Accrued restructuring costs	294	498
Deferred revenue	9,141	10,930
Other current liabilities	1,013	1,142

Total current liabilities	17,466	21,385
Long-term deferred revenue	1,812	3,918
Long-term liabilities	1,702	1,714

Total liabilities	20,980	27,017

Commitments and contingencies (Notes 6 and 13)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized, none issued and outstanding at July 31, 2011 and July 31, 2010	—	—
Common stock, $.001 par value; 250,000 shares authorized, 28,739 and 28,431 shares issued at July 31, 2011 and July 31, 2010, respectively	29	28
Additional paid-in capital	1,583,124	1,759,520
Accumulated deficit	(1,133,958)	(1,116,160)
Accumulated other comprehensive income (loss)	(438)	615

Total stockholders’ equity	448,757	644,003

Total liabilities and stockholders’ equity	$469,737	$671,020

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended July 31,
	2011	2010	2009
Revenue
Product	$24,486	$44,655	$42,571
Service	24,202	23,962	24,786

Total revenue	48,688	68,617	67,357

Cost of revenue
Product	14,408	21,955	28,210
Service	8,102	8,999	10,259

Total cost of revenue	22,510	30,954	38,469

Gross profit	26,178	37,663	28,888

Operating expenses:
Research and development	26,619	31,685	50,134
Sales and marketing	10,755	10,942	14,551
General and administrative	8,194	9,098	8,198
Goodwill impairment	—	—	20,334
Asset impairments	—	1,076	3,875
Restructuring charges	—	5,625	3,600

Total operating expenses	45,568	58,426	100,692

Loss from operations	(19,390)	(20,763)	(71,804)
Interest and other income, net	1,950	5,592	18,000

Income (loss) before income taxes	(17,440)	(15,171)	(53,804)
Income tax expense (benefit)	358	(366)	(232)

Net loss	$(17,798)	$(14,805)	$(53,572)

Net loss per share:
Basic	$(0.62)	$(0.52)	$(1.89)
Diluted	$(0.62)	$(0.52)	$(1.89)
Weighted average shares outstanding:
Basic	28,567	28,422	28,359
Diluted	28,567	28,422	28,359
Cash distribution paid per common share	$6.50	$10.00	—

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, July 31, 2008.	28,387	$28	$2,035,074	$(1,047,783)	5	$—	$56	$987,375

Net loss.	—	—	—	(53,572)	—	—	—	(53,572)
Unrealized gain on investments	—	—	—	—	—	—	1,379	1,379

Total comprehensive loss								(52,193)
Issuance of common stock under employee and director stock plans	39	—	557	—	—	—	—	557
Treasury stock purchases	—	—	—	—	17	—	—	—
Treasury stock retirement	(2)	—	—	—	(22)	—	—	—
Share-based compensation expense	—	—	4,686	—	—	—	—	4,686

Balance, July 31, 2009.	28,424	$28	$2,040,317	$(1,101,355)	—	$—	$1,435	$940,425

Net loss.	—	—	—	(14,805)	—	—	—	(14,805)
Unrealized gain (loss) on investments	—	—	—	—	—	—	(820)	(820)

Total comprehensive loss								(15,625)
Issuance of common stock under employee and director stock plans	13	—	233	—	—	—	—	233
Cash distribution	—	—	(284,320)	—	—	—	—	(284,320)
Treasury stock purchases	—	—	—	—	6	—	—	—
Treasury stock retirement	(6)	—	—	—	(6)	—	—	—
Share-based compensation expense	—	—	3,290	—	—	—	—	3,290

Balance, July 31, 2010.	28,431	$28	$1,759,520	$(1,116,160)	—	$—	$615	$644,003

Net loss.	—	—	—	(17,798)	—	—	—	(17,798)
Unrealized gain (loss) on investments	—	—	—	—	—	—	(1,053)	(1,053)

Total comprehensive loss								(18,851)
Issuance of common stock under employee and director stock plans	308	1	6,299	—	—	—	—	6,300
Cash distribution	—	—	(185,446)	—	—	—	—	(185,446)
Share-based compensation expense	—	—	2,751	—	—	—	—	2,751

Balance, July 31, 2011.	28,739	$29	$1,583,124	$(1,133,958)	—	$—	$(438)	$448,757

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended July 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(17,798)	$(14,805)	$(53,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,563	6,393	12,021
Share-based compensation	2,751	3,290	4,686
Goodwill impairment	—	—	20,334
Asset impairments	—	1,076	3,875
Adjustments to provisions for excess and obsolete inventory	1,151	905	3,477
Loss on disposal of equipment	—	24	15
Changes in operating assets and liabilities:
Accounts receivable	5,404	(1,308)	(4,081)
Inventories	(1,733)	3,734	3,751
Prepaid expenses and other current assets	171	514	584
Deferred revenue	(3,895)	(685)	(3,608)
Accounts payable	(1,227)	527	(129)
Accrued expenses and other liabilities	(711)	(1,867)	(1,762)
Accrued restructuring costs	(204)	(2,011)	1,828

Net cash used in operating activities	(12,528)	(4,213)	(12,581)

Cash flows from investing activities:
Purchases of property and equipment	(2,752)	(811)	(4,381)
Purchases of investments	(663,516)	(427,294)	(830,137)
Proceeds from maturities and sales of investments	814,291	473,125	694,316

Net cash provided by (used in) investing activities	148,023	45,020	(140,202)

Cash flows from financing activities:
Payment of cash distribution to common stockholders	(185,446)	(284,320)	—
Proceeds from issuance of common stock, net	6,300	233	557

Net cash provided by (used in) financing activities	(179,146)	(284,087)	557

Net decrease in cash and cash equivalents	(43,651)	(243,280)	(152,226)
Cash and cash equivalents, beginning of year	104,416	347,696	499,922

Cash and cash equivalents, end of year	$60,765	$104,416	$347,696

Supplemental cash flow information:
Cash paid for income taxes	$193	$323	$378

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

2. Summary of Significant Accounting Policies

The accompanying financial statements reflect the application of certain significant accounting policies as described below. The Company believes these accounting policies are significant because changes in such estimates can materially affect the amount of the Company’s reported net income or loss.

Basis of Consolidation and Presentation

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

Cash Distributions and Reverse Stock Split

On December 22, 2010, the Company made a cash distribution to its stockholders of $6.50 per share of its common stock, par value $0.001, amounting to $185.4 million in the aggregate. As a result of having an accumulated deficit, the cash distribution was recorded as a reduction to additional paid in capital.

On December 15, 2009, the Company made a cash distribution to its stockholders of $1.00 per share of its common stock, par value $0.001, amounting to $284.3 million in the aggregate (or $10.00 per share of common stock after giving effect to the following reverse stock split) and, at the close of business on December 21, 2009, the Company effected a 1-for-10 reverse stock split of its common stock whereby every ten shares of its issued and outstanding common stock at the effective time were combined into one share of common stock. All periods presented in this report have been adjusted to give effect to the reverse stock split. As a result of having an accumulated deficit, the cash distribution was recorded as a reduction to additional paid in capital.

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

Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original or remaining maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. The Company would recognize an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As of July 31, 2011 and 2010, aggregate cash and cash equivalents and short and long term investments consisted of (in thousands):

July 31, 2011:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$60,765	$—	$—	$60,765
Corporate securities	26,819	37	—	26,856
Government securities	353,907	27	(157)	353,777

Total	$441,491	$64	$(157)	$441,398

July 31, 2010:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$104,416	$—	$—	$104,416
Government securities	531,560	903	(2)	532,461

Total	$635,976	$903	$(2)	$636,877

At July 31, 2011, contractual maturities of the Company’s investment securities were as follows (in thousands):

	Amortized Cost	Fair Market Value
Less than one year	$335,945	$335,847
Due in one to three years	44,781	44,786

Total	$380,726	$380,633

The following tables provide the breakdown of the investments with unrealized losses at July 31, 2011 and 2010 (in thousands):

July 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Government securities	$283,591	$(157)	$—	$—	$283,591	$(157)

Total	$283,591	$(157)	$—	$—	$283,591	$(157)

July 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Government securities	$15,591	$(2)	$—	$—	$15,591	$(2)

Total	$15,591	$(2)	$—	$—	$15,591	$(2)

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

Revenue Recognition

The Company recognizes revenue when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. Evidence of an arrangement generally consists of sales contracts or agreements and customer purchase orders;

•

Delivery has occurred. Delivery occurs when title and risk of loss are transferred to the customer or the Company receives written evidence of customer acceptance, when applicable, to verify delivery or performance;

•	Sales price is fixed or determinable. The Company assesses whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment; and

•	Collectability is reasonably assured. Collectability is assessed based on the creditworthiness of the customer as determined by credit checks and the customer’s payment history with the Company.

The Company adopted Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”) on a prospective basis as of the beginning of fiscal 2011 for new and materially modified arrangements originating on or after August 1, 2010. Under the new standards, we allocate the total arrangement consideration to each separable element of an arrangement based on the relative selling price of each element. Arrangement consideration allocated to undelivered elements is deferred until delivery of the individual elements.

For fiscal 2011 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements, and software and non-software components that function together to deliver the tangible products' essential functionality, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on our vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition.

For transactions initiated prior to August 1, 2010, revenue for arrangements with multiple elements, such as sales of products that include services, is allocated to each element using the residual method based on the VSOE of fair value of the undelivered items pursuant to ASC Topic 985-605—Software—Revenue Recognition. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. If VSOE of fair value of one or more undelivered items does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of (i) delivery of those elements or (ii) when fair value can be established unless maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual support period.

As a result of the adoption of ASU 2009-13 and ASU 2009-14, revenue for the year ended July 31, 2011, was approximately $0.7 million higher than the revenue that would have been recorded under the prior revenue recognition guidance. The Company entered into a multiple element arrangement that included hardware and non-essential software deliverables. The hardware element was delivered during the fiscal year and the non-essential software element was undelivered as of July 31, 2011. The Company recognized $0.7 million in revenue and deferred $0.1 million related to this multiple element transaction. Under the prior revenue recognition guidance the Company would have deferred $0.8 million for this multiple element transaction. The new guidance does not change the units of accounting.

Service revenues include revenue from maintenance, training, and installation services. Revenue from maintenance service contracts is deferred and recognized ratably over the contractual support period. Revenue from training and installation services is recognized as the services are completed or ratably over the service period.

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

Goodwill

Goodwill is the amount by which the cost of acquired net assets exceeds the fair value of those net assets on the date of acquisition. The Company allocates goodwill to reporting units at the time of acquisition and bases that allocation on which reporting units will benefit from the acquired assets and liabilities. A reporting unit is defined as an operating segment or one level below an operating segment, referred to as a component. The Company had determined that it currently operates as a single reporting unit. The Company assesses goodwill for impairment on an annual basis on the last business day of June or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of its reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded equal to that excess. During the fourth quarter of fiscal 2009, the Company recorded an impairment charge of $24.2 million, including the entire carrying value of goodwill of $20.3 million. See note 5.

Intangible Assets

Intangible assets are accounted for using the purchase method of accounting and are estimated by management based on the fair value of assets acquired. These intangible assets include acquired technology, customer relationships and trademark. Intangible assets are amortized from one to ten years on a straight-line basis which represents the estimated periods of benefit.

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

We account for uncertain tax positions by prescribing the minimum recognition threshold a tax position must meet before being recognized in the Company’s financial statements. Generally, recognition is limited to situations where, based solely on the technical merits of the tax position, the Company has determined that the tax position is more likely than not to be sustained on audit.

Concentrations and Significant Customer Information

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, investments and accounts receivable. The Company invests its excess cash primarily in deposits with commercial banks, high-quality corporate securities and U.S. government securities. For the year ended July 31, 2011, two customers accounted for 14% and 11% of the Company’s revenue. For the year ended July 31, 2010, three customers accounted for 13%, 12% and 12% of the Company’s revenue. For the year ended July 31, 2009, two customers accounted for 19% and 12% of the Company’s revenue. The Company generally does not require collateral for sales to customers, and the Company’s accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At July 31, 2011 more than 52% of the Company’s accounts receivable balance was attributable to five customers. At July 31, 2010 more than 59% of the Company’s accounts receivable balance was attributable to three customers.

Allowance for Doubtful Accounts

The Company evaluates its outstanding accounts receivable balances on an ongoing basis to determine whether an allowance for doubtful accounts should be recorded. Activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	Year Ended July 31,
	2011	2010	2009
Beginning balance	$72	$72	$72
Write off	—	—	—

Ending balance	$72	$72	$72

Accumulated Other Comprehensive Income (Loss)

For all periods presented, the unrealized gain or loss on investments is included in accumulated other comprehensive income (loss). For foreign subsidiaries where the functional currency is the local currency, assets and liabilities are translated into U.S. dollars at the current exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during each period. Translation adjustments for these subsidiaries, which are immaterial for all periods presented, are included in accumulated other comprehensive income (loss).

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period less unvested restricted stock. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended July 31,
	2011	2010	2009
Net loss	$(17,798)	$(14,805)	$(53,572)
Denominator:
Weighted-average shares of common stock outstanding	28,567	28,432	28,393
Weighted-average shares subject to repurchase	—	(10)	(34)

Shares used in per-share calculation—basic	28,567	28,422	28,359

Weighted-average shares of common stock outstanding	28,567	28,422	28,359
Weighted common stock equivalents	—	—	—

Shares used in per-share calculation—diluted	28,567	28,422	28,359

Net loss per share:
Basic.	$(0.62)	$(0.52)	$(1.89)

Diluted	$(0.62)	$(0.52)	$(1.89)

Options to purchase 1.4 million, 2.9 million and 3.5 million shares of common stock have not been included in the computation of diluted net loss per share for the years ended July 31, 2011, 2010 and 2009 because their effect would have been antidilutive. In accordance with the provisions of the Company’s stock plans, an equitable adjustment was made to all outstanding option awards to give effect to the December 22, 2010 cash distribution to the Company’s common stockholders. No stock compensation charge was recorded in connection with the adjustment. The options to purchase common shares have been adjusted to reflect the equitable adjustment.

Segment Information

The Company has determined that it currently conducts its operations in one business segment. For the year ended July 31, 2011, the geographical distribution of revenue was as follows: United States—67%, Netherlands – 9%, and all other countries— 24%. For the year ended July 31, 2010, the geographical distribution of revenue was as follows: United States— 62%, Korea—13%, and all other countries—25%. For the year ended July 31, 2009, the geographical distribution of revenue was as follows: United States—65%, Netherlands—13%, and all other countries—22%. Long-lived assets consisting of property and equipment are primarily located in the United States and China.

Recent Accounting Pronouncements

On June 16, 2011, the Financial Accounting Standards Board (“FASB’’) issued Accounting Standards Update (“ASU’’) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05’’), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires companies to report components of comprehensive income in either: (1) a continuous statement of comprehensive income; or (2) two separate consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. ASU 2011-05 will be effective for the Company beginning August 1, 2012, with early adoption permitted. The Company is currently considering the appropriate presentation upon adoption.

On May 12, 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04’’), which provides guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. ASU 2011-04 expands previously existing disclosure requirements for fair value measurements, including disclosures regarding transfers between Level 1 and Level 2 in the fair value hierarchy currently disclosed. ASU 2011-04 will be effective for the Company beginning the first day of our third fiscal quarter, which is January 29, 2012. The Company is currently assessing the impact, if any, on its consolidated financial statements.

3.     Inventories

Inventories consisted of the following at July 31, 2011 and 2010 (in thousands):

	2011	2010
Raw materials	$4,398	$4,939
Work in process	2,193	833
Finished goods	4,946	5,403

Total	$11,537	$11,175

4.     Property and Equipment

Property and equipment consisted of the following at July 31, 2011 and 2010 (in thousands):

	2011	2010
Computer software and equipment	$69,690	$66,939
Land	3,000	3,000
Furniture and office equipment	1,856	2,187
Leasehold improvements	5,983	5,983

	80,529	78,109
Less accumulated depreciation	(74,551)	(71,540)

Total	$5,978	$6,569

Depreciation expense was $3.3 million, $6.1 million and $10.4 million for the years ended July 31, 2011, 2010 and 2009, respectively.

The Company owns approximately 102 acres of land in Tyngsborough, Massachusetts.

The Company is required to test certain long-lived assets when indicators of impairment are present. In conjunction with the workforce reduction and early lease termination plans initiated during fiscal 2009 and fiscal 2010, the Company recorded an asset impairment charge of $1.1 million in fiscal 2010 related to certain fixed assets. These fixed assets were no longer being utilized by the Company.

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

5.     Goodwill and Intangible Assets

As a result of its acquisition of Eastern Research, Inc. in fiscal year 2007, the Company recorded goodwill in the amount of $20.3 million. This amount represented the remaining excess of the total purchase price of the Eastern Research acquisition over the fair value of the net assets acquired. The Company subsequently tested goodwill for impairment on an annual basis on the last business day of our fiscal month June each year. The Company also tested goodwill between annual tests if an event occurs or circumstances change that indicate that the fair value of the reporting unit may be below its carrying value. The Company also reviews other long-lived assets, including purchased intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable.

Goodwill impairment is determined using a two-step process. The first step involved a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determined the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. Discount rates are based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity. The WACC used to test goodwill is derived from a group of comparable companies. The cash flows employed in the DCF analysis are derived from internal earnings and forecasts and external market forecasts. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compared the implied fair value of the reporting unit’s goodwill with its carrying amount of goodwill to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, whereby the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Durring the fourth quarter of fiscal 2009, and in connection with the preparation of its revised plan for fiscal 2010 and its outlook beyond, the Company updated its estimates of future demand for its core and access products. The revised outlook resulted in a projection of lower discounted cash flows. Accordingly, the Company determined that for its single reporting unit the carrying amount of its net assets exceeded its fair value, indicating that a potential impairment existed. After completing the second step of the goodwill impairment test, the Company recorded a goodwill impairment charge during the fourth quarter of 2009 of $20.3 million. There has been no goodwill since 2009.

Intangible Assets

The Company is required to test certain long-lived assets when indicators of impairment are present. Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. During the fourth quarter of fiscal 2009, the Company updated its estimates of future demand for its core and access products. The revised outlook resulted in a projection of lower discounted cash flows. The Company concluded an assessment for impairment should be conducted for its intangible assets in the fourth quarter of fiscal 2009. The Company tested the long-lived assets in question for recoverability by comparing the sum of the undiscounted cash flows attributable to each respective asset group to their carrying amounts, and determined that the carrying amounts were not recoverable. Management then evaluated the fair values of each long-lived asset of the potentially impaired long-lived asset group to determine the amount of the impairment, if any. The fair value of each intangible asset was based primarily on an income approach, which is a present value technique used to measure the fair value of future cash flows produced by the asset. The Company estimated future cash flows over the remaining useful life of each intangible asset. As a result of this analysis, the Company determined that its intangible assets related to completed technology and customer relationships had carrying values that exceeded their estimated fair values. As a result, an intangible asset impairment charge of $2.8 million was recorded in the fourth quarter of fiscal 2009. Amortization expense of purchased intangible assets was $1.2 million for the year ended July 31, 2009. There have been no intangible assets since 2009.

6.     Commitments

Operating Leases

Rent expense under operating leases was $1.9 million, $2.0 million and $2.3 million for the years ended July 31, 2011, 2010 and 2009, respectively. At July 31, 2011, future minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

2012	$1,668
2013	86
2014	9
2015	—
Thereafter	—

Total future minimum lease payments	$1,763

There is also $4.3 million in inventory and other purchase commitments which apply to fiscal year 2012.

7.     Income Taxes

The following table presents the components of our provision (benefit) for income taxes (in thousands):

	July 31,
	2011	2010	2009
Current:
Federal	$134	$(611)	$(145)
State	19	14	(2)
Foreign	127	289	334

	280	(308)	187

Deferred:
Federal	—	—	(296)
State	—	—	(28)
Foreign	78	(58)	(95)

	78	(58)	(419)

Total tax provision (benefit)	$358	$(366)	$(232)

A reconciliation between the statutory federal income tax rate and the Company’s effective tax follows (in thousands):

	July 31,
	July 31,	2010	2009
Statutory federal income tax benefit	$(6,104)	$(5,310)	$(18,830)
State taxes, net of federal benefit	(560)	(485)	(1,172)
Research and development credits	—	(281)	(155)
Valuation allowance	6,625	6,101	13,224
Non-deductible goodwill impairment	—	—	6,513
Federal tax refund	—	(831)	—
Other	397	440	188

Tax expense (benefit)	$358	$(366)	$(232)

The components of the Company’s net deferred tax assets at July 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$284,269	$280,357
Credit carryforwards	21,467	22,060
Restructuring and related accruals	4,405	4,492
Accrued expenses	847	1,012
Share based compensation expense	4,000	6,917
Capital loss carryforwards	934	1,778
Depreciation	5,829	6,114
Other, net	6,602	6,429

Total net deferred tax assets	328,353	329,159

Valuation allowance	(328,277)	(329,005)

Net deferred tax assets	$76	$154

Substantially all of the income (loss) before income taxes as shown in the Consolidated Statement of Operations for the years ended July 31, 2011, 2010 and 2009 is derived in the United States. Certain foreign wholly owned subsidiary companies are compensated on a cost plus basis resulting in the recognition of foreign taxable income and tax expense.

During the years ended July 31, 2011, 2010 and 2009, the Company did not record a current tax benefit for the net operating losses due to the Company’s substantial losses.

The Company is currently open to audit under statutes of limitation by the Internal Revenue Service, various foreign jurisdictions, and state jurisdictions for the fiscal years ended July 31, 2005 through July 31, 2011. However, limited adjustments can be made to federal and state tax returns in earlier years in order to reduce net operating loss carryforwards.

At July 31, 2011, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $804.5 million and $145.3 million, respectively. The federal and state net operating loss carryforwards will expire at various dates through 2031. The Company also has federal and state research and development credit carryforwards of approximately $11.1 million and $10.3 million, respectively, which begin to expire in 2020 and 2014, respectively.

The occurrence of ownership changes, as defined in Section 382 of the Internal Revenue Code, as amended, is not controlled by the Company, and could significantly limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

The Company last conducted a study to determine if it had undergone an ownership change within the meaning of the Code for the period from its inception through April 2006. The study indicated the occurrence of an ownership change in fiscal 1999. The losses subject to the fiscal 1999 limitation were fully utilized in fiscal 2000. The Company has not made a final determination as to whether there has been any additional ownership change within the meaning of the Code since the study concluded in April 2006, or the impact on the utilization of the loss carryforwards and tax credits if such a change has occurred. The Company maintains a full valuation allowance against available net operating loss carryforwards and tax credits.

The Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets and has established a valuation allowance of approximately $328.3 million and $329.0 million as of

July 31, 2011 and July 31, 2010, respectively, for such assets, which are comprised principally of net operating loss carryforwards, research and development credits and stock based compensation. The Company recorded a decrease to the valuation allowance of $0.7 million and $24.6 million for the years ended July 31, 2011 and July 31, 2010, respectively, which offset the change in the net deferred tax assets. The decrease in the valuation allowance for the year ended July 31, 2011 was primarily related to a reduction in the stock based compensation and capital loss carryover deferred tax assets. The decrease in the valuation allowance for the year ended July 31, 2010 was primarily related to a reduction in the stock based compensation deferred tax asset.

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

Included in the net operating loss carryforwards are stock option deductions of approximately $125.0 million. The benefits of these stock option deductions approximate $47.8 million and will be credited to additional paid-in capital when realized. As of July 31, 2011, the Company had net operating loss carryforwards of approximately $6.8 million related to the exercise of stock options subsequent to the adoption of fair value accounting. This amount represents the excess benefit and has not been included in the gross deferred tax asset reflected for net operating losses. The benefit of approximately $2.6 million will be credited to additional paid-in capital when the Company recognizes a cash savings.

As of July 31, 2011, the total amount of unrecognized tax benefit is $1.7 million. If recognized, the entire amount would impact the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2011	2010	2009
Beginning balance	$1,568	$1,349	$1,191
Increase for prior years	—	—	—
Increase for current year	134	219	158
Reductions related to settlement with tax authorities	—	—	—
Reductions related to expiration of statute of limitations	—	—	—

Ending balance	$1,702	$1,568	$1,349

As of July 31, 2011 and July 31, 2010, the total amount of accrued interest and penalties related to uncertain tax positions is $0.4 million. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international, and state income taxes.

8.     Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors (the “Board”) has the authority to issue up to 5,000,000 shares of preferred stock without stockholder approval in one or more series and to fix the rights, preferences, privileges and restrictions of ownership. No shares of preferred stock were outstanding at July 31, 2011 or July 31, 2010.

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

9.     Share-Based Compensation

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations for the years ended July 31, 2011, 2010 and 2009 (in thousands):

	July 31,
	2011	2010	2009
Cost of product revenue	$185	$237	$300
Cost of service revenue	281	272	294
Research and development	848	1,092	2,007
Sales and marketing	719	924	1,183
General and administrative	718	765	902

Net compensation expense	$2,751	$3,290	$4,686

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2011, 2010 and 2009. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	July 31,
	2011	2010	2009
Expected option term(1)	6.1 years	5.2 years	5.9 years
Expected volatility factor (2)	44.5%	39.2%	43.1%
Risk-free interest rate (3)	2.4%	2.2%	2.2%
Expected annual dividend yield	0.0%	0.0%	0.0%

(1)	Historical data on exercise patterns is the basis for estimating the expected life of an option.
(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

The 2009 Plan authorizes grants of awards including incentive stock options, nonqualified stock options, restricted stock, restricted stock units, performance awards and other awards to officers, directors, employees and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board has broad discretion to: (i) interpret and construe the relevant provisions of the 2009 Plan; (ii) to determine which individuals are eligible to receive awards under the Plan; and (iii) to determine the terms and conditions for awards under the Plan, including the number of shares, vesting conditions and any required service criteria. Under the 2009 Plan, stock options may not be granted with an exercise price less than the fair market value of the underlying shares of commons stock on the date of grant. Option awards have a maximum term of ten years and generally vest over a three to five year period. Certain change in control transactions may cause awards granted under the 2009 Plan to vest at an accelerated rate unless the awards are assumed or substituted for in connection with the transaction. As of July 31, 2011, a total of 1,699,127 shares were available for grant under the 2009 Plan.

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

The 2009 Director Plan reserves 120,000 shares of common stock for issuance of awards, subject to increase by the number of shares granted under the Company’s 1999 Director Plan that are not exercised, expire or otherwise terminate to the extent such shares would otherwise again be available for issuance under the 1999 Director Plan. In addition, shares subject to an option granted under the 2009 Director Plan that are not exercised, expire or otherwise terminate without delivery of any common stock subject thereto also will be available for future grants of stock options under the 2009 Director Plan. Our Compensation Committee of the Board administers the 2009 Director Plan and, subject to certain restrictions contained in the Plan, has the power to construe it and to adopt rules and regulations for the administration of the Plan. Stock options under the 2009 Director Plan have a maximum ten year term and may not be granted with an exercise price less than the fair market value of the underlying shares of common stock on the date of grant. Certain change in control transactions will cause awards granted under the 2009 Plan to vest at an accelerated rate unless the awards are assumed or substituted for in connection with the transaction. At July 31, 2011, 51,928 shares were available for grant under the 2009 Director Plan.

Stock Option Activity

Stock option activity under all of the Company’s stock plans during the year ended July 31, 2011 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at July 31, 2010	2,582,089	$25.62	4.12

Options granted	1,074,259	20.68
Options exercised	(307,430)	20.49
Options canceled	(355,078)	59.76

Outstanding at July 31, 2011	2,993,840	$20.33	5.59

Options vested and expected to vest	2,874,930	$20.32	5.43

Options exercisable at end of period	1,822,744	$20.29	3.23

In accordance with the provisions of the Company’s stock plans, an equitable adjustment was made to all outstanding option awards to give effect to the December 22, 2010 cash distribution to the Company’s common stockholders. No stock compensation charge was recorded in connection with the adjustment. The above stock option table has been adjusted to reflect the equitable adjustment.

The weighted average fair value of stock options granted on dates of grant was $9.62, $12.91 and $12.50 during fiscal years 2011, 2010 and 2009, respectively.

The intrinsic value of stock options exercised, calculated as the difference between the market value of the shares on the exercise date and the exercise price of the option, was $1.6 million, $0.2 million and $0.7 million for fiscal years 2011, 2010 and 2009, respectively.

The total cash received from employees as a result of employee stock option exercises during fiscal years 2011, 2010 and 2009 was $6.3 million, $0.2 million and $0.6 million, respectively.

As of July 31, 2011, there was $8.5 million of total unrecognized compensation cost related to nonvested, share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

10.     Employee Benefit Plan

The Company sponsors a defined contribution plan covering substantially all of its domestic employees which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. Company matching contributions of $0.1 million and $0.7 million were made to the plan during fiscal 2010 and 2009, respectively. Effective January 2, 2010, the plan was amended to change the Company’s matching contribution to a discretionary matching contribution. No discretionary matching contribution has been made since the amendment.

11.     Restructuring Charges

During the first quarter of fiscal 2011, the Company made the decision to integrate and realign its operations group with other functional areas to enhance operational efficiency and realize the benefits of identified synergies within the respective groups. The realignment resulted in the elimination of four positions. The

Company recorded a restructuring charge of $0.3 million which was charged to cost of product revenue. This charge relates to employee separation packages, including severance pay, benefits continuation and outplacement costs.

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

As of July 31, 2011, remaining future cash payments consist primarily of costs related to rent and employee separation packages that will be paid over the next 9 months. A rollforward of the restructuring accrual is summarized below (in thousands):

	Accrual Balance at July 31, 2009	Additions	Adjustments	Payments	Accrual Balance at July 31, 2010
Workforce reduction	$1,847	$3,427	$(187)	$5,087	$—
Facility consolidations and certain other costs	662	2,468	—	2,632	498

Total	$2,509	$5,895	$(187)	$7,719	$498

	Accrual Balance at July 31, 2010	Additions	Payments	Accrual Balance at July 31, 2011
Workforce reduction	$—	$339	$272	$67
Facility consolidations	498	—	271	227

Total	$498	$339	$543	$294

12.     Fair Value Measurements

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of the Company measured at fair value on a recurring basis as of July 31, 2011, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	July 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash Equivalents	$60,765	$60,765	$—	$—
Corporate Obligations	26,856	26,856	—	—
Government Obligations	353,777	353,777	—	—

Total assets	$441,398	$441,398	$—	$—

Cash Equivalents

Cash equivalents of $60.8 million consisting of money market funds and federal government and government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Corporate Obligations

Available-for-sale securities of $26.9 million consisting of corporate obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices on active markets.

Government Obligations

Available-for-sale securities of $353.8 million consisting of U.S. federal government and government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

The parties in the approximately 300 coordinated cases, including the Company’s case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. On October 5, 2009, the Court granted final approval of the settlement. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit. One appeal was dismissed and the second appeal was remanded to the district court to determine if the appellant is a class member with standing to appeal. On August 25, 2011, the district court determined that the remaining appellant lacked standing to object to the settlement. The appellant has until September 24, 2011 to appeal the district court’s decision.

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

Derivative Lawsuits

In October 2007, a purported Sycamore Networks, Inc. stockholder filed a complaint for violation of Section 16 of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company’s Initial Public Offering underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., in District Court for the Western District of Washington (“District Court”) seeks recovery of short-swing profits. On April 28, 2008, the district court established a briefing schedule for motions to dismiss and ruled that all discovery be stayed pending resolution of the motions to dismiss. The District Court found the motions appropriate for oral argument which was held on January 6, 2009. On March 16, 2009, the District Court issued an order dismissing the case. On March 31, 2009, the plaintiff appealed. On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including the Company’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the District Court the same challenges to plaintiff’s demand letters that moving issuers had filed.

On December 16, 2010, the underwriters filed a petition for panel rehearing and petition for rehearing en banc. Appellant Vanessa Simmonds also filed a petition for rehearing en banc. On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc. It further ordered that no further petitions for rehearing may be filed.

On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days. On April 5, 2011, Appellant filed a petition for writ of certiorari in the United States Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision. On April 15, 2011, the underwriters filed a petition for writ of certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the statute of limitations issue. On June 27, 2011, the Supreme Court denied Simmonds’ petition regarding the demand issue and granted the underwriters’ petition relating to the statute of limitations issue. The underwriters’ brief on the merits was filed on August 18, 2011. The respondent’s brief is due on September 26, 2011.

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

Guarantees

As of July 31, 2011, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations, indemnifications for intellectual property infringement claims and indemnifications for officers and directors.

In the normal course of business, the Company may also agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company with respect to certain matters. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements at July 31, 2011 or July 31, 2010 as the Company believes the fair value is not material.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not limited; however, the Company has directors and officers insurance coverage that reduces its exposure and may enable the Company to recover a portion of any future amounts paid. The Company did not incur any expense under these arrangements in fiscal year 2011 or fiscal year 2010. Due to the Company’s inability to estimate its liabilities in connection with these agreements, the Company has not recorded a liability for these agreements at July 31, 2011 or July 31, 2010. The Company maintains insurance policies whereby certain payments may be recoverable. The Company received $0.2 million in recoveries under such policies for fiscal year 2010.

Warranty Liability

The Company records a warranty liability for parts and labor on its products at the time revenue is recognized. Warranty periods are generally three years from installation date. The estimate of the warranty liability is based primarily on the Company’s historical experience in product failure rates and the expected material and labor costs to provide warranty services.

The following table summarizes the activity related to the product warranty liability (in thousands):

	Year Ended July 31,
	2011	2010
Beginning Balance	$1,720	$2,866
Accruals for warranties during the period	203	447
Settlements	(451)	(103)
Adjustments	(332)	(1,490)

Ending Balance	$1,140	$1,720

14.     Selected Quarterly Financial Data (Unaudited)

Consolidated Statement of Operations Data:
(in thousands, except per share amounts)
	October 30, 2010	January 29, 2011	April 30, 2011	July 31, 2011
Revenue	$11,709	$12,157	$11,863	$12,959
Cost of revenue	6,885	5,117	4,881	5,627

Gross profit	4,824	7,040	6,982	7,332

Operating expenses:
Research and development	7,311	6,239	6,434	6,635
Sales and marketing	2,600	2,643	2,898	2,614
General and administrative	2,126	2,030	2,106	1,932

Total operating expenses	12,037	10,912	11,438	11,181

Loss from operations	(7,213)	(3,872)	(4,456)	(3,849)
Interest and other income, net	768	470	400	312

Loss before income taxes	(6,445)	(3,402)	(4,056)	(3,537)
Income tax expense	94	103	80	81

Net loss	$(6,539)	$(3,505)	$(4,136)	$(3,618)

Basic and diluted net loss per share	$(0.23)	$(0.12)	$(0.14)	$(0.13)

Consolidated Statement of Operations Data:
(in thousands, except per share amounts)
	October 24, 2009	January 23, 2010	April 24, 2010	July 31, 2010
Revenue	$15,624	$16,174	$14,587	$22,232
Cost of revenue	7,847	6,879	6,057	10,171

Gross profit	7,777	9,295	8,530	12,061

Operating expenses:
Research and development	8,672	7,761	7,783	7,469
Sales and marketing	2,585	2,759	2,729	2,869
General and administrative	2,308	2,444	2,221	2,125
Asset impairment	1,076	—	—	—
Restructuring	5,228	(88)	510	(25)

Total operating expenses	19,869	12,876	13,243	12,438

Loss from operations	(12,092)	(3,581)	(4,713)	(377)
Interest and other income, net	1,820	1,641	1,108	1,023

Income (loss) before income taxes	(10,272)	(1,940)	(3,605)	646
Income tax expense (benefit)	120	(727)	116	125

Net income (loss)	$(10,392)	$(1,213)	$(3,721)	$521

Basic and diluted net income (loss) per share	$(0.37)	$(0.04)	$(0.13)	$0.02

Quarterly basic and diluted net income (loss) per share may not add up to the annual amount due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, management concluded that, as of July 31, 2011, our internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the company’s internal control over financial reporting as July 31, 2011, as stated in their report that appears on page 46 of this Form 10-K.

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

The information set forth under the heading “Executive Officers of the Registrant” in Part I hereof and set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on January 10, 2012, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2011, is incorporated herein by reference.

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

The information appearing under the heading “Executive Officers of the Registrant” in Part I hereof and set forth under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on January 10, 2012, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2011, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the heading “Equity Compensation Plan Information” in Part II hereof and under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” appearing in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on January 10, 2012, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2011, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Certain Relationships and Related Transactions” and “Director Independence” appearing in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on January 10, 2012, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2011, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Principal Accounting Fees and Services” and “Audit Committee Pre-Approval Policy” appearing in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on January 10, 2012, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2011, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

The financial statements listed in the accompanying Index to Consolidated Financial Statements on page 46 are filed as part of this report.

2.	Financial Statement Schedules

None

3.	Exhibits

Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated April 12, 2006 and amended and restated as of August 3, 2006, by and among Sycamore Networks, Inc., Bach Group LLC, Allen Organ Company, MusicCo, LLC, LandCo Real Estate, LLC, AOC Acquisition, Inc. and the Representative of the Holders of Capital Stock of Allen Organ Company. (15)

3.1	Amended and Restated Certificate of Incorporation of the Company (3)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (5)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (21)

3.5	Amended and Restated By-Laws of the Company (17)

4.1	Specimen Common Stock Certificate (22)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (3)(5)

*10.1	1998 Stock Incentive Plan, as amended (1)

*10.2	1999 Non-Employee Directors’ Stock Option Plan (17)

*10.3	1999 Stock Incentive Plan, as amended (17)

*10.4	2009 Non-Employee Directors’ Stock Option Plan (19)

*10.5	2009 Stock Incentive Plan (19)

*10.6

Form of Indemnification Agreement between Sycamore, the Directors of Sycamore Networks, Inc.

and Executive Officers of Sycamore Networks, Inc., dated as of November 17, 1999, October 15, 2002, October 5, 2004, January 11, 2005, September 6, 2007, August 1, 2007, November 13, 2007 or December 11, 2007 (2)

*10.7	Form of Amended Change in Control Agreement between Sycamore Networks, Inc. and Executive Officers of Sycamore Networks, Inc. dated as of December 18, 2008 (18)

*10.8	Sirocco Systems, Inc. 1998 Stock Plan (4)

+10.9	Manufacturing Services Agreement between Sycamore Networks, Inc. and Plexus Services Corp. (7)

Number	Exhibit Description

10.10	Lease Agreement between Sycamore Networks, Inc. and New Boston Mill Road Limited Partnership dated March 8, 2000 (3)

+10.11	Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint (8)

+10.12	Exhibit I dated February 25, 2004 to the Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint (9)

+10.13	Master Purchase Agreement for Technical Equipment and Related Services dated April 22, 2004 between Sycamore Networks, Inc. and Sprint/United Management Company, including Amendment No. 1 dated June 29, 2004 and Amendment No. 2 dated July 19, 2004 (10)

+10.14	Amendment No. 1 to Manufacturing Services Agreement between Sycamore Networks, Inc. and Plexus Services Corp. dated July 26, 2004 (10)

*10.15	Letter Agreement between Sycamore Networks, Inc. and Alan Cormier (11)

+10.16	Agreement for the Provision of Hardware, Software, Training, Support and Maintenance and Project Management Services to Vodafone Limited between Vodafone Limited and Sycamore Networks, Inc. dated November 16, 2000, as amended by amendments 1 through 5 (11)

+10.17	Amendment No. 2 dated March 29, 2005, and effective as of October 1, 2004, to the Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint (12)

+10.18	Amendment No. 3 dated June 16, 2005 to the United States Reseller Agreement between Sycamore Networks, Inc. and Sprint Communications Company, L.P. Government Systems Division dated January 6, 2004 (13)

+10.19	Amendment No. 4 dated June 1, 2005 to the United States Reseller Agreement between Sycamore Networks, Inc. and Sprint Communications Company, L.P. Government Systems Division dated January 6, 2004 (13)

+10.20	Agreement for the Provision of Hardware, Software, Training, Support and Maintenance and Project Management Services to Vodafone Libertel N.V. dated June 12, 2002 (13)

+10.21	Amendment No. 1 dated February 2, 2004 to Agreement for the Provision of Hardware, Software, Training, Support and Maintenance and Project Management Services to Vodafone Libertel N.V. dated June 12, 2002 (13)

+10.22	Purchase Agreement between Sycamore Networks Inc., Chelmsford, MA, USA and Siemens AG Munich, Germany dated June 13, 2002, as amended as of August 8, 2005 (14)

*10.23	Letter Agreement between Sycamore Networks, Inc. and John B. Scully dated September 6, 2006. (16)

*10.24	Relocation Offer and Agreement between Sycamore Networks, Inc. and John B. Scully dated May 4, 2007. (16)

*10.25	Relocation Offer and Agreement between Sycamore Networks, Inc. and John B. Scully dated January 26, 2009 (20)

+10.26	First Amendment to Lease between Sycamore Networks, Inc. and Lakn Marlton Associates, LLC dated February 14, 2006. (16)

10.27	Eastern Research, Inc. Stock Option Plan (16)

*10.28	Amendment Number 1 to the Non-Qualified Stock Option Agreement with Kevin Oye, dated April 29, 2002 (16)

10.29	Letter Agreement between Sycamore Networks, Inc. and Paul F. Brauneis dated October 12, 2007 (17)

Number	Exhibit Description

10.30	Letter Agreement between Sycamore Networks, Inc. and Paul F. Brauneis dated October 12, 2007 (17)

Form of 2009 Stock Incentive Plan Non-Qualified Stock Option Agreement for Executive Officers (23)

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635) filed with the Commission on August 6, 1999, as amended.
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 1999 filed with the Commission on December 13, 1999.
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630) filed with the Commission on February 17, 2000, as amended.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2000 filed with the Commission on October 24, 2000.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Commission on March 13, 2001.
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2001 filed with the Commission on June 12, 2001.
(7)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2003 filed with the Commission on October 21, 2003.
(8)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 24, 2004 filed with the Commission on February 12, 2004.
(9)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 24, 2004 filed with the Commission on May 13, 2004.
(10)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2004 filed with the Commission on August 23, 2004.
(11)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 29, 2005 filed with the Commission on February 25, 2005.
(12)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 filed with the Commission on September 12, 2005, as amended.
(13)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2005 filed with the Commission on October 11, 2005, as amended.
(14)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2005 filed with the Commission on November 29, 2005.
(15)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Commission on August 4, 2006.
(16)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2006 filed with the Commission on June 21, 2007.

(17)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Commission on November 28, 2007.
(18)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Commission on December 23, 2008.
(19)	Incorporated by reference to Sycamore Networks, Inc.’s Registrations Statement on Form S-8 (Registration Statement No. 333-1569599) filed with the Commission on January 6, 2009.
(20)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2009 filed with the Commission on September 29, 2009.
(21)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Commission on December 21, 2009.
(22)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2010 filed with the Commission on September 24, 2010.
(22)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011.
*	Denotes a management contract or compensatory plan or arrangement.
+	Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b)	Exhibits

The Company hereby files as part of this Form 10-K the exhibits listed in the Exhibit Index beginning on page 76.

(c)	Financial Statement Schedules:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chelmsford, Commonwealth of Massachusetts, on this 21st day of September 2011.

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

Signature	Title	Date

/s/ GURURAJ DESHPANDE Gururaj Deshpande	Chairman of the Board of Directors	September 21, 2010

/s/ DANIEL E. SMITH Daniel E. Smith	President, Chief Executive Officer and Director	September 21, 2011

/S/ PAUL F. BRAUNEIS Paul F. Brauneis	Chief Financial Officer, Vice President, Finance and Administration, and Treasurer (Principal Financial and Accounting Officer)	September 21, 2011

/S/ CRAIG BENSON Craig Benson	Director	September 21, 2011

/S/ ROBERT E. DONAHUE Robert E. Donahue	Director	September 21, 2011

/S/ JOHN W. GERDELMAN John W. Gerdelman	Director	September 21, 2011