Form 10-Q
period 2011-10-29
SYCAMORE NETWORKS INC
filed 2011-12-01
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock as of November 21, 2011 was 28,749,971.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	October 29, 2011	July 31, 2011
Assets
Current assets:
Cash and cash equivalents	$51,781	$60,765
Short-term investments	351,430	335,847
Accounts receivable, net of allowance for doubtful accounts of $72 at October 29, 2011 and July 31, 2011	9,336	8,764
Inventories	9,692	11,537
Prepaid and other current assets	1,182	1,770

Total current assets	423,421	418,683

Property and equipment, net	6,133	5,978
Long-term investments	35,160	44,786
Other assets	292	290

Total assets	$465,006	$469,737

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$606	$1,664
Accrued compensation	2,121	2,325
Accrued warranty	1,136	1,140
Accrued expenses	1,313	1,889
Accrued restructuring costs	4	294
Deferred revenue	7,041	9,141
Other current liabilities	913	1,013

Total current liabilities	13,134	17,466

Long term deferred revenue	1,724	1,812
Other long term liabilities	1,743	1,702

Total liabilities	16,601	20,980

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 250,000 shares authorized; 28,749 and 28,739 shares issued and outstanding at October 29, 2011 and July 31, 2011, respectively	29	29
Additional paid-in capital	1,584,278	1,583,124
Accumulated deficit	(1,135,572)	(1,133,958)
Accumulated other comprehensive income (loss)	(330)	(438)

Total stockholders’ equity	448,405	448,757

Total liabilities and stockholders’ equity	$465,006	$469,737

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	October 29, 2011	October 30, 2010

Revenue:
Product	$9,898	$5,724
Service	5,482	5,985

Total revenue	15,380	11,709

Cost of revenue:
Product	4,368	4,673
Service	1,894	2,212

Total cost of revenue	6,262	6,885

Gross profit	9,118	4,824

Operating expenses:
Research and development	6,485	7,311
Sales and marketing	2,670	2,600
General and administrative	1,985	2,126
Restructuring	(271)	—

Total operating expenses	10,869	12,037

Loss from operations	(1,751)	(7,213)
Interest and other income, net	234	768

Loss before income taxes	(1,517)	(6,445)
Income tax expense	97	94

Net loss	$(1,614)	$(6,539)

Net loss per share:
Basic	$(0.06)	$(0.23)
Diluted	$(0.06)	$(0.23)

Weighted average shares outstanding:
Basic	28,741	28,451
Diluted	28,741	28,451

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	October 29, 2011	October 30, 2010

Cash flows from operating activities:
Net loss	$(1,614)	$(6,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	716	1,088
Share-based compensation	974	544
Adjustments to provision for excess and obsolete inventory	73	859
Changes in operating assets and liabilities:
Accounts receivable	(572)	7,694
Inventories	1,725	(310)
Prepaids and other assets	586	356
Deferred revenue	(2,188)	(3,238)
Accounts payable	(1,058)	(851)
Accrued expenses and other current liabilities	(843)	(651)
Accrued restructuring costs	(290)	271

Net cash used in operating activities	(2,491)	(777)

Cash flows from investing activities:
Purchases of property and equipment	(824)	(126)
Purchases of investments	(51,719)	(131,305)
Proceeds from maturities and sales of investments	45,870	234,413

Net cash provided by (used in) investing activities	(6,673)	102,982

Cash flows from financing activities:
Proceeds from issuance of common stock	180	2,224

Net cash provided by financing activities	180	2,224

Net increase (decrease) in cash and cash equivalents	(8,984)	104,429
Cash and cash equivalents, beginning of period	60,765	104,416

Cash and cash equivalents, end of period	$51,781	$208,845

Cash paid for income taxes	$31	$28

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements (Unaudited)

1. Description of Business

The Company operates in one industry segment serving two market areas, bandwidth management and mobile broadband optimization. We develop and market Intelligent Bandwidth Management solutions for fixed line and mobile network operators worldwide and provide services associated with such products. Our current and prospective customers include domestic and international wireline and wireless network service providers, utility companies, large enterprises, multiple systems operators and government entities (collectively referred to as “service providers”). Our existing bandwidth management portfolio of optical switches, multiservice cross-connects and multiservice access platforms serve applications that extend across the network infrastructure, from multiservice access and regional backhaul to the optical core. We also develop and market a mobile broadband optimization solution designed to help mobile operators reduce congestion in mobile access networks. We believe our products enable network operators to efficiently and cost-effectively provision and manage network capacity to support a wide range of converged services such as voice, video and data. As used in this report, “Sycamore,” “we,” “us,” or “our” refers collectively to Sycamore Networks, Inc. (the “Company”) and its subsidiaries.

2. Basis of Presentation

The accompanying financial data as of October 29, 2011 and for the three months ended October 29, 2011 and October 30, 2010 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended July 31, 2011.

In the opinion of management, the accompanying financial statements include all adjustments necessary to state fairly the financial position as of October 29, 2011 and results of operations and cash flows for the periods ended October 29, 2011 and October 30, 2010. The results of operations and cash flows for the period ended October 29, 2011 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

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

3. Share-Based Compensation

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended
	October 29, 2011	October 30, 2010

Cost of product revenue	$34	$33
Cost of service revenue	117	47
Research and development	383	147
Sales and marketing	210	169
General and administrative	230	148

Share-based compensation expense	$974	$544

Stock option activity under all of the Company’s stock plans since July 31, 2011 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)

Outstanding at July 31, 2011	2,993,840	$20.33	5.59

Options granted	4,750	16.82
Options exercised	(10,620)	16.95
Options cancelled	(66,169)	21.50

Outstanding at October 29, 2011	2,921,801	$20.31	5.32

Options vested and expected to vest	2,825,726	$20.30	5.19

Options exercisable at end of period	1,805,479	$20.23	2.98

Weighted average fair value of options granted for the three months ended October 29, 2011	$7.58

The intrinsic value of options exercised during the three months ended October 29, 2011 was $0.01 million.

As of October 29, 2011, there was $7.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

4. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period less unvested restricted stock. Common equivalent shares are not used in the calculation of net loss per share because the effect would be antidilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	October 29, 2011	October 30, 2010

Numerator:
Net loss	$(1,614)	$(6,539)

Denominator:
Weighted-average shares of common stock outstanding	28,741	28,452
Weighted-average shares subject to repurchase	—	(1)

Shares used in per-share calculation – basic	28,741	28,451

Weighted-average shares of common stock outstanding	28,741	28,451
Weighted common stock equivalents	—	—

Shares used in per-share calculation – diluted	28,741	28,451

Net loss per share:
Basic	$(0.06)	$(0.23)

Diluted	$(0.06)	$(0.23)

Employee stock options to purchase 3.0 million shares have not been included in the computation of diluted net loss per share for the three month ended October 29, 2011 because their effect would have been antidilutive. Employee stock options to purchase 2.6 million shares have not been included in the computation of diluted net loss per share for the three ended October 30, 2010 because their effect would have been antidilutive.

5. Cash Equivalents and Marketable Securities

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. At October 29, 2011 the Company’s short and long term investments, as classified on the balance sheet, were $351.4 million and $35.2 million, respectively. These investments are marketable securities classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of short and long term investments is determined based on quoted market prices at the reporting date for those instruments. As of October 29, 2011 and July 31, 2011, aggregate cash and cash equivalents and short and long term investments consisted of (in thousands):

October 29, 2011:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$51,781	$—	$—	$51,781
Corporate securities	15,230	3	—	15,233
Government securities	371,374	52	(69)	371,357

Total	$438,385	$55	$(69)	$438,371

July 31, 2011:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$60,765	$—	$—	$60,765
Corporate securities	26,819	37	—	26,856
Government securities	353,907	27	(157)	353,777

Total	$441,491	$64	$(157)	$441,398

6. Inventories

Inventories consisted of the following (in thousands):

	October 29, 2011	July 31, 2011

Raw materials	$4,256	$4,398
Work in process	1,526	2,193
Finished goods	3,910	4,946

Total	$9,692	$11,537

7. Comprehensive Loss

The components of comprehensive loss consisted of the following (in thousands):

	Three Months Ended
	October 29, 2011	October 30, 2010

Net loss	$(1,614)	$(6,539)
Unrealized gain (loss) on investments	108	(373)

Comprehensive loss	$(1,506)	$(6,912)

8. Restructuring Charges

During the first quarter of fiscal 2012, the Company reversed the balance of a reserve for the consolidation of its Chelmsford, Massachusetts facility totaling $0.2 million. The adjustment relates to a change in the previously estimated restructuring liability resulting from an amendment to extend the term of the facility lease and was recorded to operating expenses.

During the first quarter of fiscal 2011, the Company integrated and realigned its operations group with other functional areas to enhance operational efficiency and realize the benefits of identified synergies within the respective groups. The realignment resulted in the elimination of four positions. The Company recorded a restructuring charge of $0.3 million which was charged to cost of product revenue. This charge relates to employee separation packages including severance pay, benefits continuation and outplacement costs.

There can be no assurance that further restructuring actions may not be required in the future.

As of October 29, 2011, the Company has substantially completed its cash restructuring payments. A roll-forward of the restructuring accrual is summarized below (in thousands):

	Accrual Balance at July 31, 2011	Adjustments	Payments	Accrual Balance at October 29, 2011

Workforce reduction	$67	$—	$63	$4
Facility consolidations	227	(227)	—	—

Total	$294	$(227)	$63	$4

9. Income Taxes

As of October 29, 2011 and July 31, 2011, the Company had a liability of $1.7 million for taxes, interest and penalties for unrecognized tax benefits related to various foreign income tax matters. If recognized, the entire amount would impact the Company’s effective tax rate.

As of October 29, 2011 and July 31, 2011, the Company had $0.5 million and $0.4 million, respectively, accrued for interest and penalties related to uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international, and state income taxes.

The Company is currently open to audit under statutes of limitation by the Internal Revenue Service, various foreign jurisdictions, and state jurisdictions for the fiscal years ended July 31, 2005 through July 31, 2011. However, limited audit adjustments could be made to federal and state tax returns in earlier years resulting in a reducuction of net operating loss carryforwards.

Income tax expense was $0.1 million for the three months ended October 29, 2011 and October 30, 2010, primarily related to income tax expense in certain states and profitable foreign jurisdictions.

As a result of having substantial accumulated net operating losses, the Company determined that it is more likely than not that our deferred tax assets will not be realized. Therefore, we maintain a full valuation allowance. If the Company generates sustained future taxable income against which these tax attributes may be applied, some or all of the net operating loss carryforwards may be utilized and the valuation allowance reversed. If the valuation allowance is reversed, portions would be recorded as an increase to paid-in capital and the remainder would be recorded as a reduction in income tax expense.

The occurrence of ownership changes, as defined in Section 382 of the Internal Revenue Code, as amended, (the “Code”) is not controlled by the Company, and could significantly limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

In May 2006, the Company conducted a study to determine if it had undergone an ownership change within the meaning of the Code for the period from its inception through April 2006. The study indicated the occurrence of an ownership change in fiscal 1999. The losses subject to the fiscal 1999 limitation were fully utilized in fiscal 2000. The Company updated its earlier Section 382 study through July 31, 2011 and the results of the updated study showed that no subsequent ownership change within the meaning of the Code had occurred during the period from April 2006, the date of the last study, through July 31, 2011. The Company maintains a full valuation allowance against available net operating loss carryforwards and tax credits.

10. Recent Accounting Pronouncements

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

On May 12, 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which provides guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. ASU 2011-04 expands previously existing disclosure requirements for fair value measurements, including disclosures regarding transfers between Level 1 and Level 2 in the fair value hierarchy currently disclosed. ASU 2011-04 will be effective for the Company beginning the first day of our third fiscal quarter, which is January 29, 2012. The Company is currently assessing the impact, if any, on its consolidated financial statements.

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

The parties in the approximately 300 coordinated cases, including the Company’s case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. On October 5, 2009, the Court granted final approval of the settlement. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit. One appeal was dismissed and the second appeal was remanded to the district court to determine if the appellant was a class member with standing to appeal. The district court ruled that the appellant has no standing to object to the settlement. The appellant has appealed the district court’s decision. On October 25, 2011, plaintiff/appellees filed a motion to dismiss the appellant objector’s appeal and have requested that the Second Circuit consider the motion on an expedited basis.

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

On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days. On April 5, 2011, Appellant filed a petition for writ of certiorari in the United States Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision. On April 15, 2011, the underwriters filed a petition for writ of certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the statute of limitations issue. On June 27, 2011, the Supreme Court denied Simmonds’ petition regarding the demand issue and granted the underwriters’ petition relating to the statute of limitations issue. The statute of limitations issue has been fully briefed and the Supreme Court has set oral argument for November 29, 2011.

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

Guarantees

As of October 29, 2011, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations, indemnifications for intellectual property infringement claims and indemnifications for officers and directors.

In the normal course of business, the Company may also agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company with respect to certain matters. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements at October 29, 2011 or July 31, 2011 as the Company believes the fair value is not material.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not limited; however, the Company maintains liability insurance coverage that may enable the Company to recover all or a portion of any future amounts paid. The Company did not incur any expense under these arrangements in the first quarter of fiscal year 2012 or fiscal year 2011. Due to the Company’s inability to estimate liabilities in connection with these agreements, if and when they might be incurred, the Company has not recorded any liability for these agreements at October 29, 2011 or July 31, 2011.

Warranty Liability

The following table summarizes the activity related to product warranty liability (in thousands):

	Three Months Ended
	October 29, 2011	October 30, 2010

Beginning balance	$1,140	$1,720
Accruals /adjustments	69	57
Settlements	(73)	(97)

Ending balance	$1,136	$1,680

12. Fair Value Measurements

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of the Company measured at fair value on a recurring basis as of October 29, 2011, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	October 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash Equivalents	$51,781	$51,781	$—	$—
Corporate Obligations	15,233	15,233	—	—
Government Obligations	371,357	371,357	—	—

Total assets	$438,371	$438,371	$—	$—

Cash Equivalents

Cash equivalents of $51.8 million consisting of money market funds and U.S. federal government and U.S. government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Corporate Obligations

Available-for-sale securities of $15.2 million consisting of U.S. corporate obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices on active markets.

Government Obligations

Available-for-sale securities of $371.4 million consisting of U.S. federal government and U.S. government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Cash Equivalents

Cash equivalents of $60.8 million consisting of money market funds and U.S. federal government and U.S. government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Corporate Obligations

Available-for-sale securities of $26.9 million consisting of U.S. corporate obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices on active markets.

Government Obligations

Available-for-sale securities of $353.8 million consisting of U.S. federal government and U.S. government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, we wish to caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including, without limitation, those risks and uncertainties discussed under the heading “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011. The information discussed in this report should be read in conjunction with our Annual Report on Form 10-K and other reports we file from time to time with the SEC. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.

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

Executive Summary

The Company operates in one industry segment serving two market areas, bandwidth management and mobile broadband optimization. We develop and market Intelligent Bandwidth Management solutions for fixed line and mobile network operators worldwide and provide services associated with such products. Our current and prospective customers include domestic and international wireline and wireless network service providers, utility companies, large enterprises, multiple systems operators and government entities (collectively referred to as “service providers”). Our existing bandwidth management portfolio of optical switches, multiservice cross-connects and multiservice access platforms serve applications that extend across the network infrastructure, from multiservice access and regional backhaul to the optical core. We also develop and market a mobile broadband optimization solution designed to help mobile operators reduce congestion in mobile access networks. We believe our products enable network operators to efficiently and cost-effectively provision and manage network capacity to support a wide range of converged services such as voice, video and data.

Revenue for the three months ended October 29, 2011 was derived exclusively from our Intelligent Bandwidth Management products and services and totaled $15.4 million, an increase of 31% compared to fiscal 2011. Net loss for the three months ended October 29, 2011 was $1.6 million, compared to a net loss for the three months ended October 30, 2010 of $6.5 million.

We believe the portion of the bandwidth management market that we serve is experiencing a gradual, secular decline and continues to be challenged by high customer concentration, the project-oriented nature of purchasing patterns and uncertainty with regard to the level and timing of capital expenditures by service providers. With purchasing power concentrated in a small number of customers and with an excess of suppliers, competition remains intense. We believe that these factors will result in a limited number of new opportunities for revenue growth, and will continue to influence quarterly revenue variability in this area of our business. Accordingly, our investments in these products will remain focused on customer support and sustaining engineering efforts, including limited new feature development tied to tangible revenue opportunities. At the same time, we continue to invest in IQstream, our mobile broadband solution designed to help operators reduce congestion in mobile access networks caused by rising demand for Internet video and other rich media subscriber content.

We remain engaged in multiple trials with our IQstream prospects, which currently are in various stages. Over the past several quarters we have made meaningful progress in our trials, including validation of the product’s system reliability, interoperability with widely deployed radio system vendors, and its ability to provide bandwidth savings in the backhaul segment of mobile networks. Given the complexity of the environment in which IQstream operates and the pragmatic approach operators take to testing a new product under live network conditions, our trial prospects to date have opted to initially test IQstream in base station locations with relatively low to moderate traffic volumes. While these test environments have proven invaluable in validating IQstream’s core system functionality and reliability, the traffic volumes and characteristics at trial sites to date have not been sufficient to demonstrate the potential bandwidth-saving performance levels we believe are attainable in sites with higher traffic volumes and greater repetitive traffic patterns. As IQstream was designed to mitigate service-impacting congestion during peak traffic periods through the optimization of repeat traffic patterns, we believe the next step involves expanding the scope of our existing trials to include network sites with higher traffic volumes and increased levels of repetitive traffic.

We are working with our existing trial prospects to expand the test sites to include additional network locations experiencing higher levels of congestion. At the same time, we continue to work toward adding new operators to our trial program. With system functionality and reliability successfully demonstrated, our goal in upcoming activities will be to prove compelling bandwidth savings performance to make the case for commercial deployment in operator networks. While we believe this additional phase of performance testing and validation will likely extend the trial process, and thus lengthen the time to first revenue, we believe it to be a necessary step in moving the product from initial customer interest to successful market adoption.

We will continue to monitor the level of our investments in IQstream with a view toward the timing of its market acceptance and, accordingly, may modulate the amount or timing of further investments based on changing customer requirements, our assessment of evolving market conditions and the level of customer demand.

We also continue to consider other strategic options that may serve to enhance stockholder value. These strategic options may include: acquisitions of, or mergers or other business combinations with, companies with complementary technologies or companies in other market segments; the sale or spin-off of certain assets; strategic alliances with, or investments in, other entities; the discontinuation or divestiture of certain products; and recapitalization alternatives, including stock buybacks, cash distributions or cash dividends.

Our cash, cash equivalents and investments totaled $438.4 million at October 29, 2011. We intend to fund our operations for the foreseeable future, including fixed commitments under operating leases and any required capital expenditures, utilizing these funds. We believe that existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated operating requirements and enable us to pursue a range of strategic alternatives.

Critical Accounting Policies and Estimates

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011 describes the significant accounting estimates and policies used in the preparation of the financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies during the first three months of fiscal 2012.

Results of Operations

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Three Months Ended
	October 29, 2011	October 30, 2010	Variance in Dollars	Variance in Percent

Revenue
Product	$9,898	$5,724	$4,174	73%
Service	5,482	5,985	(503)	(8)%

Total revenue	$15,380	$11,709	$3,671	31%

Total revenue was derived exclusively from our Intelligent Bandwidth Management products and services, and increased for the three months ended October 29, 2011 compared to the same period ended October 30, 2010. Product revenue increased for the three months ended October 29, 2011 compared to the same period ended October 30, 2010, primarily due to an increase in demand for our optical switching products. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue decreased for the three months ended October 29, 2011 compared to the same period ended October 30, 2010, primarily due to decreased maintenance and installation services.

For the three months ended October 29, 2011, two customers each accounted for more than 10% of our total revenue. International revenue represented 25% of our total revenue. We expect future revenue to be highly concentrated in a relatively small number of customers. The timing of customer requirements during a fiscal year may cause shifts between quarterly periods in the level and type of revenue, the number of customers who account for more than 10% of our revenue, and in the mix of domestic versus international revenue. The loss or any substantial reduction or delay in orders by any one of these customers could materially adversely affect our business and, accordingly, our financial condition and results of operations.

Gross Profit

The following table presents gross profit for product and services (in thousands, except percentages):

	Three Months Ended
	October 29, 2011	October 30, 2010

Gross profit:
Product	$5,530	$1,051
Service	3,588	3,773

Total	$9,118	$4,824

Gross profit:
Product	56%	18%
Service	65%	63%

Total	59%	41%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services, other fixed manufacturing costs and provisions for warranty, scrap, rework, and provisions which may be taken for excess or slow moving inventory. Product gross profit increased for the three months ended October 29, 2011 compared to the same period ended October 30, 2010. The increase was primarily due to higher revenue and a more favorable product mix for our optical switching products. Additionally, the prior period was negatively impacted by a provision of $0.9 million for certain inventory which was deemed to be in excess demand and a provision of $0.3 million for severance and benefits related to the restructuring of our operations organization.

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

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit decreased for the three months ended October 29, 2011 compared to the same period ended October 30, 2010. The decrease was primarily due to decreased maintenance and installation services. Service gross profit percentage increased primarily due to a reduction in discretionary and fixed costs which were partially offset by decreased maintenance and installation services. As most of our service cost of revenue is fixed, increases or decreases in revenue can have a significant impact on service gross profit. Service gross profit may also be affected in future periods by various factors including, but not limited to, the change in mix between technical support services and advanced services, competitive and economic pricing pressures, the enhanced negotiating leverage of certain larger customers, maintenance contract renewals, and the timing of renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended
	October 29, 2011	October 30, 2010	Variance in Dollars	Variance in Percent

Research and development	$6,485	$7,311	$(826)	(11)%
Sales and marketing	2,670	2,600	70	3%
General and administrative	1,985	2,126	(141)	(7)%
Restructuring	(271)	—	(271)	(100)%

Total operating expenses	$10,869	$12,037	$(1,168)	(10)%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses decreased for the three months ended October 29, 2011 compared to the same period ended October 30, 2010. The decrease was primarily due to lower discretionary expenses of $0.6 million and lower fixed and allocated expenses of $0.2 million as a result of our cost containment initiatives.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, and other sales and marketing support expenses. Sales and marketing expenses increased slightly for the three months ended October 29, 2011 compared to the same period ended October 30, 2010, primarily due to higher personnel expenses related to higher commission expense associated with higher period over period revenue. Within our existing spending levels, we continue to allocate sales and marketing resources to those geographic regions where we see the most attractive opportunities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, professional fees and other general corporate expenses. General and administrative expenses decreased for the three months ended October 29, 2011 compared to the same period ended October 30, 2010. The decrease was primarily due to a decrease in discretionary spending of $0.1 million related to professional fees.

Restructuring and Impairment Charges

During the first quarter of fiscal 2012, the Company reversed the balance of a reserve for the consolidation of its Chelmsford, Massachusetts facility totaling $0.2 million. The adjustment relates to a change in the previously estimated restructuring liability resulting from an amendment to extend the term of the facility lease and was recorded to operating expenses.

During the first quarter of fiscal 2011, the Company integrated and realigned its operations group with other functional areas to enhance operational efficiency and realize the benefits of identified synergies within the respective groups. The realignment resulted in the elimination of four positions. The Company recorded a restructuring charge of $0.3 million which was charged to cost of product revenue. This charge relates to employee separation packages including severance pay, benefits continuation and outplacement costs.

There can be no assurance that further restructuring actions may not be required in the future.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Three Months Ended
	October 29, 2011	October 30, 2010	Variance in Dollars	Variance In Percent
Interest and other income, net	$234	$768	$(534)	(70)%

Interest and other income net decreased $0.5 million for the three months ended October 29, 2011 compared to the same period ended October 30, 2010. The decrease was primarily due to a lower average investment balance as a result of the cash distribution in the amount of $185.4 million that was paid on December 22, 2010 and to lower interest rates in fiscal 2012.

Income Tax Expense

Income tax expense was $0.1 million for the three months ended October 29, 2011 and October 30, 2010, primarily related to income tax expense in certain states and profitable foreign jurisdictions.

As a result of having substantial accumulated net operating losses, the Company determined that it is more likely than not that our deferred tax assets will not be realized. Therefore, we maintain a full valuation allowance. If the Company generates sustained future taxable income against which these tax attributes may be applied, some or all of the net operating loss carryforwards may be utilized and the valuation allowance reversed. If the valuation allowance is reversed, portions would be recorded as an increase to paid-in capital and the remainder would be recorded as a reduction in income tax expense.

The occurrence of ownership changes, as defined in Section 382 of the Internal Revenue Code, as amended, (the “Code”) is not controlled by the Company, and could significantly limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

In May 2006, the Company conducted a study to determine if it had undergone an ownership change within the meaning of the Code for the period from its inception through April 2006. The study indicated the occurrence of an ownership change in fiscal 1999. The losses subject to the fiscal 1999 limitation were fully utilized in fiscal 2000. The Company updated its earlier Section 382 study through July 31, 2011 and the results of the updated study showed that no subsequent ownership change within the meaning of the Code had occurred during the period from April 2006, the date of the last study, through July 31, 2011. The Company maintains a full valuation allowance against available net operating loss carryforwards and tax credits.

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $438.4 million at October 29, 2011 compared to $441.4 million at July 31, 2011. Included in the October 29, 2011 balances were cash and cash equivalents of $51.8 million, compared to $60.8 million at July 31, 2011. The decrease in cash and cash equivalents of $9.0 million was primarily attributable to cash used in investing activities of $6.7 million and cash used in operating activities of $2.5 million, partially offset by cash provided by financing activities of $0.2 million.

Net cash used in investing activities was $6.7 million and consisted of net purchases of investments of $5.9 million and purchases of property and equipment of $0.8 million.

Net cash used in operating activities was $2.5 million. Net loss was $1.6 million and included non-cash charges, including share-based compensation of $1.0 million, an inventory provision of $0.1 million and depreciation and amortization of $0.7 million. Accounts receivable increased to $9.3 million at October 29, 2011 from $8.8 million at July 31, 2011. The increase was primarily due to the increase in revenue. Our accounts receivable and days sales outstanding are impacted primarily by the timing of shipments, collections performance and timing of support contract renewals. Deferred revenue decreased to $8.8 million at October 29, 2011 from $10.9 million at July 31, 2011. The decrease resulted from the excess of deferred revenue accreted into revenue over new service billings.

Net cash provided by financing activities was $0.2 million related to proceeds from the exercise of employee stock options.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $438.4 million as of October 29, 2011. Our investments are classified as available-for-sale and consist of marketable securities that are readily convertible to cash, including certificates of deposits and government securities. As of October 29, 2011, $351.4 million of investments with maturities of less than one year were classified as short-term investments. Based on our current expectations, we anticipate that some portion of our existing cash and cash equivalents and investments will be consumed by operations. Certain investments have unrealized losses and the Company’s intent and ability is to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of October 29, 2011, more than 50% of our accounts receivable balance was attributable to four of our customers. As of October 29, 2011, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. We currently intend to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments.

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

As of October 29, 2011, our future obligations, which consist of contractual commitments for operating leases and inventory and other purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Other

Operating leases	$4,107	$1,189	$2,060	$858	$—	$—
Inventory and other purchase commitments	5,994	5,994	—	—	—	—

Total	$10,101	$7,183	$2,060	$858	$—	$—

Payments made under operating leases will be treated as rent expense. During the first quarter of fiscal 2012 we extended the term of the lease for our facility in Chelmsford, Massachusetts, which now expires in August of 2015. Payments made for inventory purchase commitments will initially be capitalized as inventory and then be recorded as cost of product revenue as the inventory is sold or otherwise disposed of.

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

On May 12, 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which provides guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. ASU 2011-04 expands previously existing disclosure requirements for fair value measurements, including disclosures regarding transfers between Level 1 and Level 2 in the fair value hierarchy currently disclosed. ASU 2011-04 will be effective for the Company beginning the first day of our third fiscal quarter, which is January 29, 2012. The Company is currently assessing the impact, if any, on its consolidated financial statements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at October 29, 2011, the fair value of the portfolio would decline by approximately $0.1 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business is global, with international revenue representing 33% of total revenue in fiscal 2011 and 25% of revenue in the first three months of fiscal 2012. To date, our revenue has been primarily denominated in US dollars. Additionally, we have a development center in Shanghai, China. Currency fluctuations to date have not had a significant impact on our financial results. We expect international sales to continue to represent a significant portion of our revenue and that we will continue to incur costs in our Shanghai development center. Should our exposure to foreign currency fluctuations become material, we are prepared to hedge against such fluctuations, although we have not engaged in hedging activities to date.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 29, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

The parties in the approximately 300 coordinated cases, including the Company’s case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. On October 5, 2009, the Court granted final approval of the settlement. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit. One appeal was dismissed and the second appeal was remanded to the district court to determine if the appellant was a class member with standing to appeal. The district court ruled that the appellant has no standing to object to the settlement. The appellant has appealed the district court’s decision. On October 25, 2011, plaintiff/appellees filed a motion to dismiss the appellant objector’s appeal and have requested that the Second Circuit consider the motion on an expedited basis.

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

On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days. On April 5, 2011, Appellant filed a petition for writ of certiorari in the United States Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision. On April 15, 2011, the underwriters filed a petition for writ of certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the statute of limitations issue. On June 27, 2011, the Supreme Court denied Simmonds’ petition regarding the demand issue and granted the underwriters’ petition relating to the statute of limitations issue. The statute of limitations issue has been fully briefed and the Supreme Court has set oral argument for November 29, 2011.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011, as filed with the SEC on September 21, 2011. There have been no material changes to our risk factors from those previously disclosed in our Form 10-K. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not: (1) publicly announced any programs to repurchase shares of Common Stock; or (2) sold, within the last three years, Company securities that were not registered under the Securities Act.

Item 6. Exhibits

Exhibits:

(a) List of Exhibits

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (5)

3.5	Amended and Restated By-Laws of the Company (4)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4, for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100.INS*	XBRL Instance Document

100.SCH*	XBRL Taxonomy Extension Schema Document

100.CAL*	XBRL Taxonomy Extension Calculation Linkbase

100.DEF*	XBRL Taxonomy Extension Definition Linkbase

100.LAB*	XBRL Taxonomy Extension Label Linkbase

100.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Securities and Exchange Commission on November 28, 2007.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009.

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

Dated: December 1, 2011