Form 10-Q
period 2012-01-28
SYCAMORE NETWORKS INC
filed 2012-02-24
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 28, 2012

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

The number of shares outstanding of the registrant’s Common Stock as of February 14, 2012 was 28,832,947.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	January 28, 2012	July 31, 2011
Assets
Current assets:
Cash and cash equivalents	$53,347	$60,765
Short-term investments	311,456	335,847
Accounts receivable, net of allowance for doubtful accounts of $72 at January 28, 2012 and July 31, 2011	12,267	8,764
Inventories	9,575	11,537
Prepaid and other current assets	2,000	1,770

Total current assets	388,645	418,683

Property and equipment, net	5,846	5,978
Long-term investments	73,710	44,786
Other assets	294	290

Total assets	$468,495	$469,737

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,300	$1,664
Accrued compensation	2,341	2,325
Accrued warranty	1,125	1,140
Accrued expenses	1,447	1,889
Accrued restructuring costs	—	294
Deferred revenue	11,153	9,141
Other current liabilities	1,134	1,013

Total current liabilities	18,500	17,466

Long term deferred revenue	1,607	1,812
Other long term liabilities	2,115	1,702

Total liabilities	22,222	20,980

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 250,000 shares authorized; 28,774 and 28,739 shares issued and outstanding at January 28, 2012 and July 31, 2011, respectively	29	29
Additional paid-in capital	1,585,655	1,583,124
Accumulated deficit	(1,139,266)	(1,133,958)
Accumulated other comprehensive loss	(145)	(438)

Total stockholders’ equity	446,273	448,757

Total liabilities and stockholders’ equity	$468,495	$469,737

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011

Revenue:
Product	$7,369	$5,593	$17,267	$11,317
Service	5,815	6,564	11,297	12,549

Total revenue	13,184	12,157	28,564	23,866

Cost of revenue:
Product	3,493	3,090	7,861	7,763
Service	1,942	2,027	3,836	4,239

Total cost of revenue	5,435	5,117	11,697	12,002

Gross profit	7,749	7,040	16,867	11,864

Operating expenses:
Research and development	7,048	6,239	13,533	13,550
Sales and marketing	2,557	2,643	5,227	5,243
General and administrative	2,140	2,030	4,125	4,156
Restructuring	—	—	(271)	—

Total operating expenses	11,745	10,912	22,614	22,949

Loss from operations	(3,996)	(3,872)	(5,747)	(11,085)
Interest and other income, net	391	470	625	1,238

Loss before income taxes	(3,605)	(3,402)	(5,122)	(9,847)
Income tax expense	89	103	186	197

Net loss	$(3,694)	$(3,505)	$(5,308)	$(10,044)

Net loss per share:
Basic	$(0.13)	$(0.12)	$(0.18)	$(0.35)
Diluted	$(0.13)	$(0.12)	$(0.18)	$(0.35)

Weighted average shares outstanding:
Basic	28,754	28,531	28,748	28,491
Diluted	28,754	28,531	28,748	28,491

Cash distribution paid per common share		$6.50		$6.50

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	January 28, 2012	January 29, 2011

Cash flows from operating activities:
Net loss	$(5,308)	$(10,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,475	2,036
Share-based compensation	1,921	922
Adjustments to provision for excess and obsolete inventory	74	969
Changes in operating assets and liabilities:
Accounts receivable	(3,503)	3,680
Inventories	1,795	(1,186)
Prepaids and other assets	(234)	(58)
Deferred revenue	1,807	(1,904)
Accounts payable	(364)	(814)
Accrued expenses and other current liabilities	93	(832)
Accrued restructuring costs	(294)	80

Net cash used in operating activities	(2,538)	(7,151)

Cash flows from investing activities:
Purchases of property and equipment	(1,250)	(1,239)
Purchases of investments	(159,510)	(264,982)
Proceeds from maturities and sales of investments	155,270	566,815

Net cash (used in) provided by investing activities	(5,490)	300,594

Cash flows from financing activities:
Payment of cash distribution to common stockholders	—	(185,446)
Proceeds from issuance of common stock	610	2,616

Net cash (used in) provided by financing activities	610	(182,830)

Net (decrease) increase in cash and cash equivalents	(7,418)	110,613
Cash and cash equivalents, beginning of period	60,765	104,416

Cash and cash equivalents, end of period	$53,347	$215,029

Cash paid for income taxes	$81	$64

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements (Unaudited)

1.	Description of Business

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

The accompanying financial data as of January 28, 2012 and for the three and six months ended January 28, 2012 and January 29, 2011 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended July 31, 2011.

In the opinion of management, the accompanying financial statements include all adjustments necessary to state fairly the financial position as of January 28, 2012 and results of operations and cash flows for the periods ended January 28, 2012 and January 29, 2011. The results of operations and cash flows for the period ended January 28, 2012 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

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

3.	Share-Based Compensation

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011

Cost of product revenue	$44	$73	$78	$106
Cost of service revenue	116	28	233	75
Research and development	381	60	764	207
Sales and marketing	182	109	392	278
General and administrative	224	108	454	256

Share-based compensation expense	$947	$378	$1,921	$922

Stock option activity under all of the Company’s stock plans since July 31, 2011 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)

Outstanding at July 31, 2011	2,993,840	$20.33	5.59
Options granted	17,875	18.37
Options exercised	(35,349)	17.26
Options cancelled	(441,971)	24.35

Outstanding at January 28, 2012	2,534,395	$19.65	5.81

Options vested and expected to vest	2,459,419	$19.63	5.72
Options exercisable at end of period	1,454,076	$19.07	3.51
Weighted average fair value of options granted for the six months ended January 28, 2012	$8.21

The intrinsic value of options exercised during the six months ended January 28, 2012 was $0.1 million.

As of January 28, 2012, there was $6.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

4.	Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period less unvested restricted stock. Common equivalent shares are not used in the calculation of net loss per share because the effect would be antidilutive.

Employee stock options to purchase 2.8 million and 2.9 million shares have not been included in the computation of diluted net loss per share for the three and six months ended January 28, 2012, respectively, because their effect would have been antidilutive. Employee stock options to purchase 2.4 million and 2.5 million shares have not been included in the computation of diluted net loss per share for the three and six months ended January 29, 2011, respectively, because their effect would have been antidilutive.

5.	Cash Equivalents and Marketable Securities

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. As of January 28, 2012, the Company’s short and long term investments, as classified on the balance sheet, were $311.5 million and $73.7 million, respectively. These investments are marketable securities classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of short and long term investments is determined based on quoted market prices at the reporting date for those instruments. As of January 28, 2012 and July 31, 2011, aggregate cash and cash equivalents and short and long term investments consisted of (in thousands):

January 28, 2012:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$53,347	$—	$—	$53,347
Corporate securities	11,971	—	(1)	11,970
Government securities	373,047	197	(48)	373,196

Total	$438,365	$197	$(49)	$438,513

July 31, 2011:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$60,765	$—	$—	$60,765
Corporate securities	26,819	37	—	26,856
Government securities	353,907	27	(157)	353,777

Total	$441,491	$64	$(157)	$441,398

6.	Inventories

Inventories consisted of the following (in thousands):

	January 28, 2012	July 31, 2011

Raw materials	$3,644	$4,398
Work in process	1,696	2,193
Finished goods	4,235	4,946

Total	$9,575	$11,537

7.	Comprehensive Loss

The components of comprehensive loss consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011

Net loss	$(3,694)	$(3,505)	$(5,308)	$(10,044)
Unrealized gain (loss) on investments	185	(318)	293	(691)

Comprehensive loss	$(3,509)	$(3,823)	$(5,015)	$(10,735)

8.	Restructuring Charges

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

As of January 28, 2012, the Company had completed its cash restructuring payments. A roll-forward of the restructuring accrual is summarized below (in thousands):

	Accrual Balance at July 31, 2011	Adjustments	Payments	Accrual Balance at January 28, 2012

Workforce reduction	$67	$—	$67	$—
Facility consolidations	227	(227)	—	—

Total	$294	$(227)	$67	$—

9.	Income Taxes

As of January 28, 2012 and July 31, 2011, the Company had a liability of $1.8 million and $1.7 million, respectively, for taxes, interest and penalties for unrecognized tax benefits related to various foreign income tax matters. If recognized, the entire amount would impact the Company’s effective tax rate. During fiscal 2012 it is reasonably possible that we may recognize up to $0.2 million of previously unrecognized tax benefits related to various foreign tax positions.

As of January 28, 2012 and July 31, 2011, the Company had $0.5 million and $0.4 million, respectively, accrued for interest and penalties related to uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international, and state income taxes.

The Company is currently open to audit under statutes of limitation by the Internal Revenue Service, various foreign jurisdictions, and state jurisdictions for the fiscal years ended July 31, 2005 through July 31, 2011. However, limited audit adjustments could be made to federal and state tax returns in earlier years resulting in a reduction of net operating loss carryforwards.

Income tax expense was $0.1 million and $0.2 million for the three and six months ended January 28, 2012 and January 29, 2011, respectively, primarily related to income tax expense in certain states and profitable foreign jurisdictions.

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

The occurrence of ownership changes, as defined in Section 382 of the Internal Revenue Code, as amended (the “Code”), is not controlled by the Company, and could significantly limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income. The Company completed a Section 382 study through July 31, 2011 and the results of the study showed that no ownership change within the meaning of the Code had occurred through July 31, 2011.

10.	Recent Accounting Pronouncements

On June 16, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires companies to report components of comprehensive income in either: (1) a continuous statement of comprehensive income; or (2) two separate consecutive statements. In addition, in December 2011, the FASB issued an amendment which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. ASU 2011-05 does not change the items that must be reported in other comprehensive income. ASU 2011-05 will be effective for the Company beginning August 1, 2012, with early adoption permitted. The Company is currently considering the appropriate presentation upon adoption.

On May 12, 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which provides guidance on how (not when) to measure fair value and what disclosures to provide about fair value measurements. ASU 2011-04 expands previously existing disclosure requirements for fair value measurements, including disclosures regarding transfers between Level 1 and Level 2 in the fair value hierarchy currently disclosed. ASU 2011-04 will be effective for the Company beginning January 29, 2012, the first day of our third fiscal quarter. The adoption of ASU 2011-04 will not have a material impact on the consolidated financial statements.

11.	Commitments and Contingencies

Litigation

IPO Allocation Case

Beginning on July 2, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York (“District Court”) against the Company and several of its officers and directors (the “Individual Defendants”) and the underwriters for the Company’s initial public offering on October 21, 1999. Some of the complaints also include the underwriters for the Company’s follow-on offering on March 14, 2000. An amended complaint, which is the operative complaint, was filed on April 19, 2002 on behalf of persons who purchased the Company’s common stock between October 21, 1999 and December 6, 2000. The amended complaint alleges claims against the Company, several of the Individual Defendants and the underwriters for violations under Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), primarily based on the assertion that the Company’s lead underwriters, the Company and several of the Individual Defendants made material false and misleading statements in the Company’s Registration Statements and Prospectuses filed with the Securities and Exchange Commission, or the SEC, in October 1999 and March 2000 because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the Company’s public offerings and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. It also alleges claims against the Company, the Individual Defendants and the underwriters under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, primarily based on the assertion that the Company’s lead underwriters, the Company and the Individual Defendants defrauded investors by participating in a fraudulent scheme and by making materially false and misleading statements and omissions of material fact during the period in question. The amended complaint seeks damages in an unspecified amount. The action against the Company is being coordinated with approximately three hundred other nearly identical actions filed against other companies. Due to the large number of nearly identical actions, the court has ordered the parties to select up to twenty “test” cases. The Company’s case was selected as one such test case.

The parties in the approximately 300 coordinated cases, including the Company’s case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. On October 5, 2009, the District Court granted final approval of the settlement. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit. One appeal was dismissed and the second appeal was remanded to the district court to determine if the appellant was a class member with standing to appeal. The District Court ruled that the appellant lacked standing. The appellant appealed the District Court’s decision to the Second Circuit. Subsequently, appellant entered into a settlement agreement with counsel for the plaintiff class pursuant to which the appeal was dismissed with prejudice. As a result, the settlement among the parties in the IPO Litigation is final and the case against the Company and the Individual Defendants is concluded.

Derivative Lawsuits

In October 2007, a purported Sycamore Networks, Inc. stockholder filed a complaint for violation of Section 16 of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company’s Initial Public Offering underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., filed in the District Court for the Western District of Washington (“District Court”) seeks recovery of short-swing profits. On April 28, 2008, the District Court established a briefing schedule for motions to dismiss and ruled that all discovery be stayed pending resolution of the motions to dismiss. The District Court found the motions appropriate for oral argument which was held on January 6, 2009. On March 16, 2009, the District Court issued an order dismissing the case. On March 31, 2009, the plaintiff appealed. On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including the Company’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the District Court the same challenges to plaintiff’s demand letters that moving issuers had filed.

On December 16, 2010, the underwriters filed a petition for panel rehearing and petition for rehearing en banc. Appellant Vanessa Simmonds also filed a petition for rehearing en banc. On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc. It further ordered that no further petitions for rehearing may be filed.

On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days. On April 5, 2011, Appellant filed a petition for writ of certiorari in the United States Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision. On April 15, 2011, the underwriters filed a petition for writ of certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the statute of limitations issue. On June 27, 2011, the Supreme Court denied Simmonds’ petition regarding the demand issue and granted the underwriters’ petition relating to the statute of limitations issue. The Supreme Court heard oral arguments on November 29, 2011. A decision regarding the matter is still pending.

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

Guarantees

As of January 28, 2012, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations, indemnifications for intellectual property infringement claims and indemnifications for officers and directors.

In the normal course of business, the Company may also agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company with respect to certain matters. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements at January 28, 2012 or July 31, 2011 as the Company believes the exposure for any related payments is not material.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not limited; however, the Company maintains liability insurance coverage that may enable the Company to recover all or a portion of any future amounts paid. The Company did not incur any expense under these arrangements through the second quarter of fiscal year 2012 or fiscal year 2011. Due to the Company’s inability to estimate liabilities in connection with these agreements, if and when they might be incurred, the Company has not recorded any liability for these agreements at January 28, 2012 or July 31, 2011.

Warranty Liability

The following table summarizes the activity related to product warranty liability (in thousands):

	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011

Beginning balance	$1,136	$1,680	$1,140	$1,720
Accruals /adjustments	52	(65)	121	(8)
Settlements	(63)	(86)	(136)	(183)

Ending balance	$1,125	$1,529	$1,125	$1,529

12.	Fair Value Measurements

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of the Company measured at fair value on a recurring basis as of January 28, 2012, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	January 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash and Cash Equivalents	$53,347	$53,347	$—	$—
Corporate Obligations	11,970	11,970	—	—
Government Obligations	373,196	373,196	—	—

Total assets	$438,513	$438,513	$—	$—

Cash and Cash Equivalents

Cash and cash equivalents of $53.3 million consisting of money market funds and U.S. federal government and U.S. government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Corporate Obligations

Available-for-sale securities of $12.0 million consisting of U.S. corporate obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices on active markets.

Government Obligations

Available-for-sale securities of $373.2 million consisting of U.S. federal government and U.S. government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Assets and liabilities of the Company measured at fair value on a recurring basis as of July 31, 2011, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	July 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash and Cash Equivalents	$60,765	$60,765	$—	$—
Corporate Obligations	26,856	26,856	—	—
Government Obligations	353,777	353,777	—	—

Total assets	$441,398	$441,398	$—	$—

Cash and Cash Equivalents

Cash and cash equivalents of $60.8 million consisting of money market funds and U.S. federal government and U.S. government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Revenue for the three months ended January 28, 2012 was derived exclusively from our Intelligent Bandwidth Management products and services and totaled $13.2 million, an increase of 8% compared to fiscal 2011. Net loss for the three months ended January 28, 2012 was $3.7 million, compared to a net loss for the three months ended January 29, 2011 of $3.5 million.

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

We currently are engaged in various stages of trials with multiple operators for IQstream. Over the past several quarters we have made progress in our trials, including validation of the product’s system reliability, interoperability with widely deployed radio system vendors, and ability to provide bandwidth savings in the backhaul segment of mobile networks. Given the complexity of the environment in which IQstream operates and the pragmatic approach operators take to testing a new product under live network conditions, our trial prospects opted to initially test IQstream in base station locations with relatively low to moderate traffic volumes. While these test environments proved invaluable in validating IQstream’s core system functionality and reliability, the traffic volumes and characteristics at these sites have not been sufficient to demonstrate the potential bandwidth-saving performance levels we believe are attainable in sites with higher traffic volumes and greater repetitive traffic patterns. Accordingly, during the quarter we proceeded with plans to extend our trial program to include base station locations with increased traffic volumes and higher anticipated levels of congestion driven by repetitive traffic. While this additional phase of performance testing and validation extends the trial process, we believe it to be a necessary step in moving the product from initial customer interest to successful market adoption.

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

Our cash, cash equivalents and investments totaled $438.5 million as of January 28, 2012. We intend to fund our operations for the foreseeable future, including fixed commitments under operating leases and any required capital expenditures, utilizing these funds. We believe that existing cash, cash equivalents and investments will be sufficient to satisfy our anticipated operating requirements and enable us to pursue a range of strategic alternatives.

Critical Accounting Policies and Estimates

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011 describes the significant accounting estimates and policies used in the preparation of the financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies during the first six months of fiscal 2012.

Results of Operations

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	January 28, 2012	January 29, 2011	Variance in Dollars	Variance in Percent	January 28, 2012	January 29, 2011	Variance in Dollars	Variance in Percent

Revenue
Product	$7,369	$5,593	$1,776	32%	$17,267	$11,317	$5,950	53%
Service	5,815	6,564	(749)	(11)%	11,297	12,549	(1,252)	(10)%

Total revenue	$13,184	$12,157	$1,027	8%	$28,564	$23,866	$4,698	20%

Total revenue was derived exclusively from our Intelligent Bandwidth Management products and services, and increased for the three and six months ended January 28, 2012 compared to the same periods ended January 29, 2011. Product revenue increased for the three and six months ended January 28, 2012 compared to the same periods ended January 29, 2011, primarily due to the timing of customer requirements for our optical switching products. Service revenue consists primarily of fees for services relating to maintenance of our products, installation services and training. Service revenue decreased for the three and six months ended January 28, 2012 compared to the same periods ended January 29, 2011, primarily due to decreased maintenance and installation services.

For the three months ended January 28, 2012, three customers each accounted for more than 10% of our total revenue. International revenue represented 20% of our total revenue. We expect future revenue to continue to be highly concentrated in a relatively small number of customers. The timing of customer requirements during a fiscal year may cause shifts between quarterly periods in the level and type of revenue, the number of customers who account for more than 10% of our revenue, and in the mix of domestic versus international revenue. The loss or any substantial reduction or delay in orders by any one of these customers could materially adversely affect our business and, accordingly, our financial condition and results of operations.

Gross Profit

The following table presents gross profit for product and services (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011

Gross profit:
Product	$3,876	$2,503	$9,406	$3,554
Service	3,873	4,537	7,461	8,310

Total	$7,749	$7,040	$16,867	$11,864

Gross profit:
Product	53%	45%	55%	31%
Service	67%	69%	66%	66%
Total	59%	58%	59%	50%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services, other fixed manufacturing costs and provisions for warranty, scrap, rework, and provisions which may be taken for excess or slow moving inventory. Product gross profit increased for the three and six months ended January 28, 2012 compared to the same periods ended January 29, 2011. The increase was primarily due to higher revenue and a more favorable product mix for our optical switching products. Additionally, the prior six month period was negatively impacted by a provision of $0.9 million for certain inventory which was deemed to be in excess demand and a provision of $0.3 million for severance and benefits related to the restructuring of our operations organization. Product gross profit may fluctuate from period to period due to volume fluctuations, pricing pressures resulting from intense competition in our industry, and the enhanced negotiating leverage of larger customers. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, overhead absorption, sales discounts, increases in labor costs, excess inventory and obsolescence charges, increases in component pricing or other material costs, the introduction of new products, or the entry into new markets with different pricing and cost structures.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit decreased for the three and six months ended January 28, 2012 compared to the same periods ended January 29, 2011. The decrease was primarily due to decreased maintenance and installation services. Service gross profit percentage decreased for the three month period ended January 28, 2012 compared to same period ended January 29, 2011 primarily due to decreased maintenance and installation services. Service gross profit percentage for the six month period remained flat as the decrease in maintenance and installation services was offset by a reduction in discretionary and fixed costs. As most of our service cost of revenue is fixed, increases or decreases in revenue can have a significant impact on service gross profit. Service gross profit may also be affected in future periods by various factors including, but not limited to, the change in mix between technical support services and advanced services, competitive and economic pricing pressures, the enhanced negotiating leverage of certain larger customers, maintenance contract renewals, and the timing of renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	January 28, 2012	January 29, 2011	Variance in Dollars	Variance in Percent	January 28, 2012	January 29, 2011	Variance in Dollars	Variance in Percent

Research and development	$7,048	$6,239	$809	13%	$13,533	$13,550	$(17)	0%
Sales and marketing	2,557	2,643	(86)	(3)%	5,227	5,243	(16)	0%
General and administrative	2,140	2,030	110	5%	4,125	4,156	(31)	(1)%
Restructuring	—	—	—	—%	(271)	—	(271)	—%

Total operating expenses	$11,745	$10,912	$833	8%	$22,614	$22,949	$(335)	(1)%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses increased for the three months ended January 28, 2012 compared to the same period ended January 29, 2011. The increase was primarily related to an increase in personnel expenses of $1.1 million. The increase in personnel expenses was partially related to an increase in stock compensation expense associated with a broad based grant of employee stock options made during the third quarter of fiscal 2011. Additionally, the prior year period included the favorable impact of the reversal of certain previously expensed personnel costs based upon a change in estimate of both the amount and timing of such costs. Research and development expenses decreased slightly for the six months ended January 28, 2012 compared to the same period ended January 29, 2011. The decrease was primarily due to lower discretionary expenses of $0.7 million and lower fixed and allocated expenses of $0.4 million as a result of our cost containment initiatives. The decrease in expenses was partially offset by an increase in stock compensation expense associated with a broad based grant of employee stock options made during the third quarter of fiscal 2011 and the favorable impact of the reversal of certain previously expensed personnel costs based upon a change in estimate of both the amount and timing of such costs.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, and other sales and marketing support expenses. Sales and marketing expenses decreased for the three and six months ended January 28, 2012 compared to the same periods ended January 29, 2011, primarily due to a reduction in discretionary spending as a result of our cost containment initiatives. Within our existing spending levels, we continue to allocate sales and marketing resources to those geographic regions where we see the most attractive opportunities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, professional fees and other general corporate expenses. General and administrative expenses increased for the three months ended January 28, 2012 compared to the same period ended January 29, 2011. The increase was primarily due to an increase in professional fees. General and administrative expenses decreased for the six months ended January 28, 2012 compared to the same period ended January 29, 2011 primarily due to a decrease in legal fees.

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

The Company has completed its cash restructuring payments.

There can be no assurance that further restructuring actions may not be required in the future.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	January 28, 2012	January 29, 2011	Variance in Dollars	Variance In Percent	January 28, 2012	January 29, 2011	Variance in Dollars	Variance In Percent
Interest and other income, net	$391	$470	$(79)	(17)%	$625	$1,238	$(613)	(50)%

Interest and other income net decreased $0.1 million and $0.6 million for the three and six months ended January 28, 2012, respectively, compared to the same periods ended January 29, 2011. The decrease was primarily due to a lower average investment balance as a result of the cash distribution in the amount of $185.4 million that was paid on December 22, 2010 and lower interest rates in fiscal 2012, partially offset by a one-time recovery of $0.2 million in the second quarter of fiscal 2012 in the form of a liquidation dividend for amounts previously owed to the Company.

Income Tax Expense

Income tax expense was $0.1 million and $0.2 million for the three and six months ended January 28, 2012 and January 29, 2011, respectively, primarily related to income tax expense in certain states and profitable foreign jurisdictions.

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

The occurrence of ownership changes, as defined in Section 382 of the Internal Revenue Code, as amended (the “Code”), is not controlled by the Company, and could significantly limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income. The Company completed a Section 382 study through July 31, 2011 and the results of the study showed that no ownership change within the meaning of the Code had occurred through July 31, 2011.

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $438.5 million at January 28, 2012 compared to $441.4 million at July 31, 2011. Included in the January 28, 2012 balances were cash and cash equivalents of $53.3 million, compared to $60.8 million at July 31, 2011. The decrease in cash and cash equivalents of $7.4 million was primarily attributable to cash used in investing activities of $5.5 million and cash used in operating activities of $2.5 million, partially offset by cash provided by financing activities of $0.6 million.

Net cash used in investing activities was $5.5 million and consisted of net purchases of investments of $4.2 million and purchases of property and equipment of $1.3 million.

Net cash used in operating activities was $2.5 million. Net loss was $5.3 million and included non-cash charges, including share-based compensation of $1.9 million, an inventory provision of $0.1 million and depreciation and amortization of $1.5 million. Accounts receivable increased to $12.3 million at January 28, 2012 from $8.8 million at July 31, 2011. The increase was primarily due to the timing of service contract renewals. Our accounts receivable and days sales outstanding are impacted primarily by the timing of shipments, collections performance and timing of support contract renewals. Deferred revenue increased to $12.8 million at January 28, 2012 from $10.9 million at July 31, 2011. The increase was primarily due to the timing of service contract renewals.

Net cash provided by financing activities was $0.6 million and relates to proceeds from the exercise of employee stock options.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $438.5 million as of January 28, 2012, the majority of which is held in the United States. Our investments are classified as available-for-sale and consist of marketable securities that are readily convertible to cash, including certificates of deposits and government securities. As of January 28, 2012, $311.5 million of investments with maturities of less than one year were classified as short-term investments. Based on our current expectations, we anticipate that some portion of our existing cash and cash equivalents and investments will be consumed by operations. Certain investments have unrealized losses and the Company’s intent and ability is to hold the investment for a period of time sufficient to allow for recovery in market value at maturity or disposition. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of January 28, 2012, more than 50% of our accounts receivable balance was attributable to two of our customers. As of January 28, 2012, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. We currently intend to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments.

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

As of January 28, 2012, our future obligations, which consist of contractual commitments for operating leases and inventory and other purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter

Operating leases	$4,046	$1,419	$2,025	$602	$—
Inventory and other purchase commitments	4,398	4,398	—	—	—

Total	$8,444	$5,817	$2,025	$602	$—

Payments made under operating leases will be treated as rent expense. During the first quarter of fiscal 2012 we extended the term of the lease for our facility in Chelmsford, Massachusetts, which now expires in August 2015. Payments made for inventory purchase commitments will initially be capitalized as inventory and then be recorded as cost of product revenue as the inventory is sold or otherwise disposed of.

Reserves for unrecognized tax benefits of $1.8 million have not been included in the above table because the periods of cash settlement with the respective tax authority cannot be reasonably estimated.

Recent Accounting Pronouncements

On June 16, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires companies to report components of comprehensive income in either: (1) a continuous statement of comprehensive income; or (2) two separate consecutive statements. In addition, in December 2011, the FASB issued an amendment which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. ASU 2011-05 does not change the items that must be reported in other comprehensive income. ASU 2011-05 will be effective for the Company beginning August 1, 2012, with early adoption permitted. The Company is currently considering the appropriate presentation upon adoption.

On May 12, 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which provides guidance on how (not when) to measure fair value and what disclosures to provide about fair value measurements. ASU 2011-04 expands previously existing disclosure requirements for fair value measurements, including disclosures regarding transfers between Level 1 and Level 2 in the fair value hierarchy currently disclosed. ASU 2011-04 will be effective for the Company beginning January 29, 2012, the first day of our third fiscal quarter. The adoption of ASU 2011-04 will not have a material impact on the consolidated financial statements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at January 28, 2012, the fair value of the portfolio would decline by approximately $0.1 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business is global, with international revenue representing 33% of total revenue in fiscal 2011 and 23% of revenue in the first six months of fiscal 2012. To date, our revenue has been primarily denominated in US dollars. Additionally, we have a development center in Shanghai, China. Currency fluctuations to date have not had a significant impact on our financial results. We expect international sales to continue to represent a significant portion of our revenue and that we will continue to incur costs in our Shanghai development center. Should our exposure to foreign currency fluctuations become material, we are prepared to hedge against such fluctuations, although we have not engaged in hedging activities to date.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 28, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

Litigation

IPO Allocation Case

Beginning on July 2, 2001, several purported class action complaints were filed in the United States District Court for the Southern District of New York (“District Court”) against the Company and several of its officers and directors (the “Individual Defendants”) and the underwriters for the Company’s initial public offering on October 21, 1999. Some of the complaints also include the underwriters for the Company’s follow-on offering on March 14, 2000. An amended complaint, which is the operative complaint, was filed on April 19, 2002 on behalf of persons who purchased the Company’s common stock between October 21, 1999 and December 6, 2000. The amended complaint alleges claims against the Company, several of the Individual Defendants and the underwriters for violations under Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), primarily based on the assertion that the Company’s lead underwriters, the Company and several of the Individual Defendants made material false and misleading statements in the Company’s Registration Statements and Prospectuses filed with the Securities and Exchange Commission, or the SEC, in October 1999 and March 2000 because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the Company’s public offerings and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. It also alleges claims against the Company, the Individual Defendants and the underwriters under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, primarily based on the assertion that the Company’s lead underwriters, the Company and the Individual Defendants defrauded investors by participating in a fraudulent scheme and by making materially false and misleading statements and omissions of material fact during the period in question. The amended complaint seeks damages in an unspecified amount. The action against the Company is being coordinated with approximately three hundred other nearly identical actions filed against other companies. Due to the large number of nearly identical actions, the court has ordered the parties to select up to twenty “test” cases. The Company’s case was selected as one such test case.

The parties in the approximately 300 coordinated cases, including the Company’s case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. On October 5, 2009, the District Court granted final approval of the settlement. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit. One appeal was dismissed and the second appeal was remanded to the district court to determine if the appellant was a class member with standing to appeal. The District Court ruled that the appellant lacked standing. The appellant appealed the District Court’s decision to the Second Circuit. Subsequently, appellant entered into a settlement agreement with counsel for the plaintiff class pursuant to which the appeal was dismissed with prejudice. As a result, the settlement among the parties in the IPO Litigation is final and the case against the Company and the Individual Defendants is concluded.

Derivative Lawsuits

In October 2007, a purported Sycamore Networks, Inc. stockholder filed a complaint for violation of Section 16 of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company’s Initial Public Offering underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., filed in the District Court for the Western District of Washington (“District Court”) seeks recovery of short-swing profits. On April 28, 2008, the District Court established a briefing schedule for motions to dismiss and ruled that all discovery be stayed pending resolution of the motions to dismiss. The District Court found the motions appropriate for oral argument which was held on January 6, 2009. On March 16, 2009, the District Court issued an order dismissing the case. On March 31, 2009, the plaintiff appealed. On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including the Company’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the District Court the same challenges to plaintiff’s demand letters that moving issuers had filed.

On December 16, 2010, the underwriters filed a petition for panel rehearing and petition for rehearing en banc. Appellant Vanessa Simmonds also filed a petition for rehearing en banc. On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc. It further ordered that no further petitions for rehearing may be filed.

On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days. On April 5, 2011, Appellant filed a petition for writ of certiorari in the United States Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision. On April 15, 2011, the underwriters filed a petition for writ of certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the statute of limitations issue. On June 27, 2011, the Supreme Court denied Simmonds’ petition regarding the demand issue and granted the underwriters’ petition relating to the statute of limitations issue. The Supreme Court heard oral arguments on November 29, 2011. A decision regarding the matter is still pending.

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

Item 6. Exhibits

Exhibits:

(a) List of Exhibits

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (5)

3.5	Amended and Restated By-Laws of the Company (4)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100.INS*	XBRL Instance Document

100.SCH*	XBRL Taxonomy Extension Schema Document

100.CAL*	XBRL Taxonomy Extension Calculation Linkbase

100.DEF*	XBRL Taxonomy Extension Definition Linkbase

100.LAB*	XBRL Taxonomy Extension Label Linkbase

100.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Securities and Exchange Commission on November 28, 2007.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009.

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

Dated: February 24, 2012