Form 10-Q
period 2012-04-28
SYCAMORE NETWORKS INC
filed 2012-05-23
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 28, 2012

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

The number of shares outstanding of the registrant’s Common Stock as of May 18, 2012 was 28,879,293.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	April 28, 2012	July 31, 2011
Assets
Current assets:
Cash and cash equivalents	$60,683	$60,765
Short-term investments	290,588	335,847
Accounts receivable, net of allowance for doubtful accounts of $42 at April 28, 2012 and $72 at July 31, 2011	6,387	8,764
Inventories	9,316	11,537
Prepaid and other current assets	1,582	1,770

Total current assets	368,556	418,683

Property and equipment, net	5,281	5,978
Long-term investments	88,770	44,786
Other assets	320	290

Total assets	$462,927	$469,737

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$797	$1,664
Accrued compensation	2,229	2,325
Accrued warranty	1,083	1,140
Accrued expenses	1,669	1,889
Accrued restructuring costs	—	294
Deferred revenue	8,880	9,141
Other current liabilities	923	1,013

Total current liabilities	15,581	17,466

Long term deferred revenue	1,451	1,812
Other long term liabilities	2,122	1,702

Total liabilities	19,154	20,980

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 250,000 shares authorized; 28,879 and 28,739 shares issued and outstanding at April 28, 2012 and July 31, 2011, respectively	29	29
Additional paid-in capital	1,588,440	1,583,124
Accumulated deficit	(1,144,357)	(1,133,958)
Accumulated other comprehensive loss	(339)	(438)

Total stockholders’ equity	443,773	448,757

Total liabilities and stockholders’ equity	$462,927	$469,737

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011

Revenue:
Product	$6,076	$5,958	$23,343	$17,275
Service	5,846	5,905	17,143	18,454

Total revenue	11,922	11,863	40,486	35,729

Cost of revenue:
Product	3,507	2,941	11,368	10,704
Service	1,948	1,940	5,784	6,179

Total cost of revenue	5,455	4,881	17,152	16,883

Gross profit	6,467	6,982	23,334	18,846

Operating expenses:
Research and development	7,187	6,434	20,720	19,984
Sales and marketing	2,465	2,898	7,692	8,141
General and administrative	2,066	2,106	6,191	6,262
Restructuring	—	—	(271)	—

Total operating expenses	11,718	11,438	34,332	34,387

Loss from operations	(5,251)	(4,456)	(10,998)	(15,541)
Interest and other income, net	240	400	865	1,638

Loss before income taxes	(5,011)	(4,056)	(10,133)	(13,903)
Income tax expense	80	80	266	277

Net loss	$(5,091)	$(4,136)	$(10,399)	$(14,180)

Net loss per share:
Basic	$(0.18)	$(0.14)	$(0.36)	$(0.50)
Diluted	$(0.18)	$(0.14)	$(0.36)	$(0.50)

Weighted average shares outstanding:
Basic	28,853	28,593	28,783	28,525
Diluted	28,853	28,593	28,783	28,525

Cash distribution paid per common share				$6.50

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	April 28, 2012	April 30, 2011

Cash flows from operating activities:
Net loss	$(10,399)	$(14,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,139	2,872
Share-based compensation	2,872	1,680
Adjustments to provision for excess and obsolete inventory	381	1,046
Changes in operating assets and liabilities:
Accounts receivable	2,377	7,295
Inventories	1,701	(1,697)
Prepaids and other assets	158	(53)
Deferred revenue	(622)	(5,035)
Accounts payable	(867)	(1,838)
Accrued expenses and other current liabilities	(43)	(1,319)
Accrued restructuring costs	(294)	(78)

Net cash used in operating activities	(2,597)	(11,307)

Cash flows from investing activities:
Purchases of property and equipment	(1,303)	(1,796)
Purchases of investments	(257,891)	(410,001)
Proceeds from maturities and sales of investments	259,265	600,867

Net cash provided by investing activities	71	189,070

Cash flows from financing activities:
Payment of cash distribution to common stockholders	—	(185,446)
Proceeds from issuance of common stock	2,444	4,994

Net cash (used in) provided by financing activities	2,444	(180,452)

Net decrease in cash and cash equivalents	(82)	(2,689)
Cash and cash equivalents, beginning of period	60,765	104,416

Cash and cash equivalents, end of period	$60,683	$101,727

Cash paid for income taxes	$183	$91

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

2. Basis of Presentation

The accompanying financial data as of April 28, 2012 and for the three and nine months ended April 28, 2012 and April 30, 2011 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended July 31, 2011.

In the opinion of management, the accompanying financial statements include all adjustments necessary to state fairly the financial position as of April 28, 2012 and results of operations and cash flows for the periods ended April 28, 2012 and April 30, 2011. The results of operations and cash flows for the period ended April 28, 2012 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

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

3. Share-Based Compensation

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011

Cost of product revenue	$43	$32	$121	$138
Cost of service revenue	112	83	345	158
Research and development	392	255	1,156	462
Sales and marketing	179	185	571	463
General and administrative	225	203	679	459

Share-based compensation expense	$951	$758	$2,872	$1,680

Stock option activity under all of the Company’s stock plans since July 31, 2011 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)

Outstanding at July 31, 2011	2,993,840	$20.33	5.59
Options granted	17,875	18.37
Options exercised	(140,485)	17.40
Options cancelled	(482,188)	23.99

Outstanding at April 28, 2012	2,389,042	$19.74	6.39

Options vested and expected to vest	2,350,371	$19.73	5.79
Options exercisable at end of period	1,650,962	$19.46	5.27
Weighted average fair value of options granted for the nine months ended April 28, 2012	$8.21

The intrinsic value of options exercised during the nine months ended April 28, 2012 was $0.3 million.

As of April 28, 2012, there was $5.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.

4. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period less unvested restricted stock. Common equivalent shares are not used in the calculation of net loss per share because the effect would be antidilutive.

Employee stock options to purchase 2.4 million and 2.7 million shares have not been included in the computation of diluted net loss per share for the three and nine months ended April 28, 2012, respectively, because their effect would have been antidilutive. Employee stock options to purchase 2.9 million and 2.6 million shares have not been included in the computation of diluted net loss per share for the three and nine months ended April 30, 2011, respectively, because their effect would have been antidilutive.

5. Cash Equivalents and Marketable Securities

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. As of April 28, 2012, the Company’s short and long term investments, as classified on the balance sheet, were $290.6 million and $88.8 million, respectively. These investments are marketable securities classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of short and long term investments is determined based on quoted market prices at the reporting date for those instruments. As of April 28, 2012 and July 31, 2011, aggregate cash and cash equivalents and short and long term investments consisted of (in thousands):

April 28, 2012:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$60,683	$—	$—	$60,683
Corporate securities	11,976	—	(3)	11,973
Government securities	367,412	87	(114)	367,385

Total	$440,071	$87	$(117)	$440,041

July 31, 2011:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$60,765	$—	$—	$60,765
Corporate securities	26,819	37	—	26,856
Government securities	353,907	27	(157)	353,777

Total	$441,491	$64	$(157)	$441,398

6. Inventories

Inventories consisted of the following (in thousands):

	April 28, 2012	July 31, 2011

Raw materials	$3,576	$4,398
Work in process	1,264	2,193
Finished goods	4,476	4,946

Total	$9,316	$11,537

7. Comprehensive Loss

The components of comprehensive loss consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011

Net loss	$(5,091)	$(4,136)	$(10,399)	$(14,180)
Unrealized gain (loss) on investments	(194)	(132)	99	(823)

Comprehensive loss	$(5,285)	$(4,268)	$(10,300)	$(15,003)

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

The Company has completed its cash restructuring payments. A roll-forward of the restructuring accrual since July 31, 2011 is summarized below (in thousands):

	Accrual Balance at July 31, 2011	Adjustments	Payments	Accrual Balance at April 28, 2012

Workforce reduction	$67	$—	$67	$—
Facility consolidations	227	(227)	—	—

Total	$294	$(227)	$67	$—

9. Income Taxes

As of April 28, 2012 and July 31, 2011, the Company had a liability of $1.8 million and $1.7 million, respectively, for taxes, interest and penalties for unrecognized tax benefits related to various foreign income tax matters. If recognized, the entire amount would impact the Company’s effective tax rate. During fiscal 2012 it is reasonably possible that we may recognize up to $0.2 million of previously unrecognized tax benefits related to various foreign tax positions.

As of April 28, 2012 and July 31, 2011, the Company had $0.5 million and $0.4 million, respectively, accrued for interest and penalties related to uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international, and state income taxes.

The Company is currently open to audit under statutes of limitation by the Internal Revenue Service, various foreign jurisdictions, and state jurisdictions for the fiscal years ended July 31, 2005 through July 31, 2011. However, limited audit adjustments could be made to federal and state tax returns in earlier years resulting in a reduction of net operating loss carryforwards.

Income tax expense was $0.1 million and $0.3 million for the three and nine months ended April 28, 2012 and April 30, 2011, respectively, primarily related to income tax expense in certain states and profitable foreign jurisdictions.

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

The occurrence of ownership changes, as defined in Section 382 of the Internal Revenue Code, as amended (the “Code”), is not controlled by the Company, and could significantly limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income. The Company completed an updated Section 382 study for the period April 2006 through July 31, 2011 and the results of this study showed that no ownership change within the meaning of the Code had occurred from April 2006 through July 31, 2011.

10. Recent Accounting Pronouncements

On June 16, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires companies to report components of comprehensive income in either: (1) a continuous statement of comprehensive income; or (2) two separate consecutive statements. In addition, in December 2011, the FASB issued an amendment which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. ASU 2011-05 does not change the items that must be reported in other comprehensive income. ASU 2011-05 will be effective for the Company beginning August 1, 2012. The Company is currently considering the appropriate presentation upon adoption.

On May 12, 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which provides guidance on how (not when) to measure fair value and what disclosures to provide about fair value measurements. ASU 2011-04 expands previously existing disclosure requirements for fair value measurements, including disclosures regarding transfers between Level 1 and Level 2 in the fair value hierarchy currently disclosed. ASU 2011-04 was effective for the Company beginning January 29, 2012, the first day of our third fiscal quarter. The adoption of ASU 2011-04 did not have a material impact on the consolidated financial statements.

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

On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days. On April 5, 2011, Appellant filed a petition for writ of certiorari in the United States Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision. On April 15, 2011, the underwriters filed a petition for writ of certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the statute of limitations issue. On June 27, 2011, the Supreme Court denied Simmonds’ petition regarding the demand issue and granted the underwriters’ petition relating to the statute of limitations issue. The Supreme Court heard oral arguments on November 29, 2011. On March 26, 2012 the Supreme Court ruled that the two year-statute of limitations for suits under the short swing liability rules of Section 16(b) of the Securities Exchange Act of 1934 is not tolled until an insider files a Section 16(a) disclosure statement thereby reversing the Ninth Circuit’s ruling of “endless tolling”. The Supreme Court remanded the case to the District Court to determine how the traditional equitable tolling principles would apply to this case.

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

Guarantees

As of April 28, 2012, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations, indemnifications for intellectual property infringement claims and indemnifications for officers and directors.

In the normal course of business, the Company may also agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company with respect to certain matters. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements at April 28, 2012 or July 31, 2011 as the Company believes the exposure for any related payments is not material.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not limited; however, the Company maintains liability insurance coverage that may enable the Company to recover all or a portion of any future amounts paid. The Company did not incur any expense under these arrangements through the third quarter of fiscal year 2012 or fiscal year 2011. Due to the Company’s inability to estimate liabilities in connection with these agreements, if and when they might be incurred, the Company has not recorded any liability for these agreements at April 28, 2012 or July 31, 2011.

Warranty Liability

The following table summarizes the activity related to product warranty liability (in thousands):

	Three Months Ended		Nine Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011

Beginning balance	$1,125	$1,529	$1,140	$1,720
Accruals /adjustments	43	(173)	164	(181)
Settlements	(85)	(132)	(221)	(315)

Ending balance	$1,083	$1,224	$1,083	$1,224

12. Fair Value Measurements

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of the Company measured at fair value on a recurring basis as of April 28, 2012, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	April 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash and Cash Equivalents	$60,683	$60,683	$—	$—
Corporate Obligations	11,973	11,973	—	—
Government Obligations	367,385	367,385	—	—

Total assets	$440,041	$440,041	$—	$—

Cash and Cash Equivalents

Cash and cash equivalents of $60.7 million consisting of money market funds and U.S. federal government and U.S. government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Corporate Obligations

Available-for-sale securities of $12.0 million consisting of U.S. corporate obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices on active markets.

Government Obligations

Available-for-sale securities of $367.4 million consisting of U.S. federal government and U.S. government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

We believe the portion of the bandwidth management market that we serve is in secular decline and continues to be challenged by high customer concentration, the project-oriented nature of purchasing patterns and uncertainty with regard to the level and timing of capital expenditures by service providers. With purchasing power concentrated in a small number of customers and with a large number of suppliers, competition remains intense. We believe that these factors will result in a limited number of new opportunities for revenue growth, and will continue to influence quarterly revenue variability in this area of our business. Accordingly, our investments in these products will remain focused on customer support and sustaining engineering efforts, including limited new feature development tied to tangible revenue opportunities. At the same time, we have continued to invest in IQstream, our mobile broadband solution designed to help operators reduce congestion in mobile access networks caused by rising demand for Internet video and other rich media subscriber content.

We continue to work closely with our trial prospects in validating our IQstream solution. Our trial activities remain ongoing and to date have been valuable in demonstrating IQstream’s core platform capabilities, including system reliability, multi-vendor interoperability and the ability to deliver benefit in backhaul networks. We also continue to enhance the existing platform to support evolving customer requirements.

During the quarter we proceeded with an additional phase of testing to incorporate base station locations with increased traffic volumes and higher anticipated levels of congestion driven by repeat traffic patterns. While this phase of testing is not yet complete, initial test results have shown performance gains during periods of increased repeat traffic. However, we are still working toward demonstrating the value proposition of our solution to our trial customers to support the case for commercial deployment.

We believe the market environment for mobile optimization is evolving, and will continue to evolve, over time. At the time of its introduction, IQstream represented a new and innovative approach to addressing the problem of mobile broadband data growth in the backhaul, an area of the network that had not been previously addressed by other mobile optimization offerings. As such, we believe that mobile operators’ thinking about this problem was still in its formative stages at that time. Through the course of our trial engagements and discussions with mobile operators, we have received indications of potentially heightened interest in a more integrated, end-to-end mobile optimization strategy. In light of this feedback, we have identified opportunities for extensions to IQstream that would allow us to address this need should it emerge as a market requirement. Should operator interest in an integrated, end-to-end optimization strategy become more pronounced, it may require testing of a broader solution set and extend the length of trials. The timing and extent of potential investment aimed at extending our solution to address this potentially emerging requirement will be determined by the business case and market acceptance of our initial IQstream application.

As we go forward, we will continue to closely monitor our IQstream strategy in the context of our ongoing consideration of strategic options. These strategic options may include: recapitalization alternatives, such as cash distributions; the sale or divestiture of assets; the discontinuation of certain products or product lines; and acquisitions of, or mergers or other business combinations with, companies with complementary technologies or companies in other market segments.

Critical Accounting Policies and Estimates

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011 describes the significant accounting estimates and policies used in the preparation of the financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies during the first nine months of fiscal 2012, however, we have broadened the disclosure of our revenue recognition policy to provide additional information regarding our revenue arrangements.

Revenue Recognition

The Company sells primarily bundled hardware and software products that function together to deliver the tangible products’ essential functionality (referred to herein collectively as “hardware” products), as well as services related to those hardware products. Services include maintenance arrangements for the products with terms typically of one year, as well as to a lesser extent, professional services and training services. The Company sells a limited amount of stand-alone software products.

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

The Company adopted Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”) on a prospective basis as of the beginning of fiscal 2011 for new and materially modified arrangements originating on or after August 1, 2010. ASU 2009-14 amends industry-specific revenue accounting guidance for software and software-related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As a result of adopting the new guidance, nearly all of the Company’s products and related services are no longer accounted for under the software revenue recognition rules, Accounting Standards Codification (“ASC”) Topic 985.

For fiscal 2011 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements, particularly hardware products and related services, revenue is allocated to each element based on a selling price hierarchy, using a relative selling price allocation approach. The selling price for a deliverable is based on our vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. The Company establishes VSOE for its services based on the price charged for each service element when sold separately. The Company is typically not able to determine TPE for its hardware products or services because the Company’s various product and service offerings contain a significant level of differentiation and therefore, comparable pricing of competitors’ products and services with similar functionality cannot be obtained. The Company determines BESP for products and services based on an assessment of multiple factors, including, but not limited to, pricing practices, customer classes and distribution channels. We then recognize revenue allocated to each deliverable in accordance with the four criteria identified above. Our multiple element arrangements typically include both products and services, with maintenance being the most common service element. Maintenance services are delivered over the contractual support period which can vary in length, but typically is twelve months. In those limited instances where both hardware and stand-alone software products are included in a multiple element arrangement, the hardware and related services and the software and related services are separated and then allocated a pro rata portion of the total transaction value based upon BESP of each of the hardware and software groups, using a relative selling price allocation approach. The hardware group is then accounted for under the ASC Topic 605 guidance described above and the software group is accounted for under the ASC Topic 985 guidance.

For transactions initiated prior to August 1, 2010, revenue for arrangements with multiple elements is accounted for primarily pursuant to ASC Topic 985 because software is considered more than incidental to the functionality of the product. The transaction price is allocated to each element using the residual method based on the VSOE of fair value of the undelivered items pursuant to Topic 985. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. If VSOE of fair value of one or more undelivered items does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of (i) delivery of those elements or (ii) when fair value can be established unless maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual support period.

As a result of the adoption of ASU 2009-13 and ASU 2009-14, revenue for the year ended July 31, 2011, was approximately $0.7 million higher than the revenue that would have been recorded under the prior revenue recognition guidance. The Company entered into a multiple element arrangement that included hardware and stand-alone software deliverables. The hardware element was delivered during the fiscal year and the software element was undelivered as of July 31, 2011. The Company recognized $0.7 million in revenue in fiscal 2011 corresponding to the hardware elements based on BESP and deferred $0.1 million corresponding to the stand-alone software elements. Under the prior revenue recognition guidance, the Company would have deferred $0.8 million for this multiple element transaction because the Company does not have VSOE for its software products and the software in this transaction was undelivered.

Service revenues include revenue from maintenance, training, and installation services. Revenue from maintenance service contracts is deferred and recognized ratably over the contractual support period. Revenue from training and installation services is recognized as the services are completed or ratably over the service period.

Results of Operations

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	April 28, 2012	April 30, 2011	Variance in Dollars	Variance in Percent	April 28, 2012	April 30, 2011	Variance in Dollars	Variance in Percent

Revenue
Product	$6,076	$5,958	$118	2%	$23,343	$17,275	$6,068	35%
Service	5,846	5,905	(59)	(1)%	17,143	18,454	(1,311)	(7)%

Total revenue	$11,922	$11,863	$59	—%	$40,486	$35,729	$4,757	13%

Total revenue was derived exclusively from our Intelligent Bandwidth Management products and services, which increased slightly for the three months ended April 28, 2012 and by $4.8 million for the nine months ended April 28, 2012 compared to the same periods ended April 30, 2011. Product revenue increased $0.1 million for the three months ended April 28, 2012 compared to the same period ended April 30, 2011, primarily due to increased demand for our multiservice access products, offset by a reduction for our optical switching products due to the timing of customer deployments. Product revenue increased $6.1 million for the nine months ended April 28, 2012 compared to the same period ended April 30, 2011, primarily due to increased demand for both our multiservice access and optical switching products. Service revenue consists primarily of fees for services relating to maintenance of our products, installation services and training. Service revenue decreased slightly for the three months ended April 28, 2012 compared to the same period ended April 30, 2011, primarily due to decreased training services. Service revenue decreased $1.3 million for the nine months ended April 28, 2012 compared to the same period ended April 30, 2011, primarily due to decreased maintenance and installation services.

For the three months ended April 28, 2012, two customers each accounted for more than 10% of our total revenue. International revenue represented 22% of our total revenue. We expect future revenue to continue to be highly concentrated in a relatively small number of customers. The timing of customer requirements during a fiscal year may cause shifts between quarterly periods in the level and type of revenue, the number of customers who account for more than 10% of our revenue, and in the mix of domestic versus international revenue. The loss or any substantial reduction or delay in orders by any one of these customers could materially adversely affect our business and, accordingly, our financial condition and results of operations.

Gross Profit

The following table presents gross profit for product and services (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011

Gross profit:
Product	$2,569	$3,017	$11,975	$6,571
Service	3,898	3,965	11,359	12,275

Total	$6,467	$6,982	$23,334	$18,846

Gross profit:
Product	42%	51%	51%	38%
Service	67%	67%	66%	66%
Total	54%	59%	58%	53%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services, other fixed manufacturing costs and provisions for warranty, scrap, rework, and provisions which may be taken for excess or slow moving inventory. Product gross profit decreased for the three months ended April 28, 2012 compared to the same period ended April 30, 2011. The decrease was primarily due to a provision of $0.3 million for certain inventory which was deemed to be in excess of demand. Product gross profit increased for the nine months ended April 28, 2012 compared to the same period ended April 30, 2011. The increase was primarily due to higher revenue and a more favorable product mix for our optical switching products coupled with lower fixed manufacturing costs. Additionally, the prior year nine month period was negatively impacted by a provision of $0.9 million for certain inventory which was deemed to be in excess of demand and a provision of $0.3 million for severance and benefits related to the restructuring of our operations organization. Product gross profit may fluctuate from period to period due to volume fluctuations, pricing pressures resulting from intense competition in our industry, and the enhanced negotiating leverage of larger customers. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, overhead absorption, sales discounts, increases in labor costs, excess inventory and obsolescence charges, increases in component pricing or other material costs, the introduction of new products, or the entry into new markets with different pricing and cost structures.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit decreased slightly for the three and nine months ended April 28, 2012 compared to the same periods ended April 30, 2011. The decrease for the three month period was primarily due to decreased training services. The decrease for the nine month period was primarily due to decreased maintenance and installation services. As most of our service cost of revenue is fixed, increases or decreases in revenue can have a significant impact on service gross profit. Service gross profit may also be affected in future periods by various factors including, but not limited to, the change in mix between technical support services and advanced services, competitive and economic pricing pressures, the enhanced negotiating leverage of certain larger customers, maintenance contract renewals, and the timing of renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	April 28, 2012	April 30, 2011	Variance in Dollars	Variance in Percent	April 28, 2012	April 30, 2011	Variance in Dollars	Variance in Percent

Research and development	$7,187	$6,434	$753	12%	$20,720	$19,984	$736	4%
Sales and marketing	2,465	2,898	(433)	(15)%	7,692	8,141	(449)	(6)%
General and administrative	2,066	2,106	(40)	(2)%	6,191	6,262	(71)	(1)%
Restructuring	—	—	—	—%	(271)	—	(271)	—%

Total operating expenses	$11,718	$11,438	$280	2%	$34,332	$34,387	$(55)	—%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses increased for the three and nine months ended April 28, 2012 compared to the same periods ended April 30, 2011. The increase for the three month period was primarily related to an increase in discretionary spending of $0.5 million and an increase in personnel expenses of $0.4 million, partially offset by a decrease in fixed and allocated costs. The increase in personnel expenses was partially related to an increase in stock compensation expense associated with a broad based grant of employee stock options made during the third quarter of fiscal 2011. The increase in discretionary expenses was primarily related to costs associated with our IQstream initiative and the timing of such costs. The decrease in fixed and allocated costs is a result of our cost containment initiatives.

The increase for the nine month period was primarily related to an increase in personnel expenses of $1.5 million offset by a decrease in fixed and allocated costs of $0.6 million and a decrease in discretionary expenses. The increase in personnel expenses was partially related to an increase in stock compensation expense associated with a broad based grant of employee stock options made during the third quarter of fiscal 2011 and the favorable impact of the reversal of certain previously expensed personnel costs based upon a change in estimate of both the amount and timing of such costs. The decrease in fixed and allocated costs is a result of our cost containment initiatives. The decrease in discretionary expenses was primarily related to the timing of cost incurred for our IQstream initiative.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, and other sales and marketing support expenses. Sales and marketing expenses decreased for the three and nine months ended April 28, 2012 compared to the same periods ended April 30, 2011, primarily due to a reduction in personnel expenses of $0.3 million. The decrease in personnel expenses was primarily associated with lower consulting expenses and lower travel expenses. Within our existing spending levels, we continue to allocate sales and marketing resources to those geographic regions where we see the most attractive opportunities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, professional fees and other general corporate expenses. General and administrative expenses decreased for the three and nine months ended April 28, 2012 compared to the same periods ended April 30, 2011. The decrease was primarily due to a decrease in personnel expenses as a result of lower headcount and a decrease in fixed and allocated costs as a result of our cost containment initiatives. These decreases were partially offset by an increase in professional fees.

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

There can be no assurance that further restructuring actions may not be required in the future.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	April 28, 2012	April 30, 2011	Variance in Dollars	Variance In Percent	April 28, 2012	April 30, 2011	Variance in Dollars	Variance In Percent
Interest and other income, net	$240	$400	$(160)	(40)%	$865	$1,638	$(773)	(47)%

Interest and other income net decreased $0.2 million and $0.8 million for the three and nine months ended April 28, 2012, respectively, compared to the same periods ended April 30, 2011. The decrease for the three month period was primarily due to maturing securities being reinvested at lower prevailing rates. The decrease for the nine month period was primarily due to a lower average investment balance as a result of the cash distribution in the amount of $185.4 million that was paid on December 22, 2010 and maturing securities being reinvested at lower prevailing rates, partially offset by a one-time recovery of $0.2 million in the second quarter of fiscal 2012 in the form of a liquidation dividend for amounts previously owed to the Company.

Income Tax Expense

Income tax expense was $0.1 million and $0.3 million for the three and nine months ended April 28, 2012 and April 30, 2011, respectively, primarily related to income tax expense in certain states and profitable foreign jurisdictions.

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

The occurrence of ownership changes, as defined in Section 382 of the Internal Revenue Code, as amended (the “Code”), is not controlled by the Company, and could significantly limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income. The Company completed an updated Section 382 study for the period April 2006 through July 31, 2011 and the results of this study showed that no ownership change within the meaning of the Code had occurred from April 2006 through July 31, 2011.

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $440.0 million at April 28, 2012 compared to $441.4 million at July 31, 2011. Included in the April 28, 2012 balances were cash and cash equivalents of $60.7 million, compared to $60.8 million at July 31, 2011. The decrease in cash and cash equivalents of $0.1 million was primarily attributable to cash used in operating activities of $2.6 million, offset by cash provided by financing activities of $2.4 million and cash provided by investing activities of $0.1 million.

Net cash provided by investing activities was $0.1 million and consisted of net maturities of investments of $1.4 million offset by purchases of property and equipment of $1.3 million.

Net cash used in operating activities was $2.6 million. Net loss was $10.4 million including non-cash charges for share-based compensation of $2.9 million, an inventory provision of $0.4 million and depreciation and amortization of $2.1 million. Accounts receivable decreased to $6.4 million at April 28, 2012 from $8.8 million at July 31, 2011. The decrease was primarily due to the timing of shipments within the fiscal quarter and service contract renewals. Our accounts receivable and days sales outstanding are impacted primarily by the timing of shipments, collections performance and timing of support contract renewals. Deferred revenue decreased to $10.3 million at April 28, 2012 from $10.9 million at July 31, 2011. The increase was primarily due to the timing of service contract renewals.

Net cash provided by financing activities was $2.4 million and relates to proceeds from the exercise of employee stock options.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $440.0 million as of April 28, 2012, the majority of which is held in the United States. Our investments are classified as available-for-sale and consist of marketable securities that are readily convertible to cash, including certificates of deposits and government securities. As of April 28, 2012, $290.6 million of investments with maturities of less than one year were classified as short-term investments. Based on our current expectations, we anticipate that some portion of our existing cash and cash equivalents and investments will be consumed by operations. Certain investments have unrealized losses and the Company’s intent and ability is to hold the investment for a period of time sufficient to allow for recovery in market value at maturity or disposition. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of April 28, 2012, more than 50% of our accounts receivable balance was attributable to three of our customers. As of April 28, 2012, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. We currently intend to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments.

We believe that our current cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

As of April 28, 2012, our future obligations, which consist of contractual commitments for operating leases and inventory and other purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter

Operating leases	$4,229	$1,861	$2,022	$346	$—
Inventory and other purchase commitments	7,317	7,317	—	—	—

Total	$11,546	$9,178	$2,022	$346	$—

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

Recent Accounting Pronouncements

On June 16, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires companies to report components of comprehensive income in either: (1) a continuous statement of comprehensive income; or (2) two separate consecutive statements. In addition, in December 2011, the FASB issued an amendment which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. ASU 2011-05 does not change the items that must be reported in other comprehensive income. ASU 2011-05 will be effective for the Company beginning August 1, 2012. The Company is currently considering the appropriate presentation upon adoption.

On May 12, 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which provides guidance on how (not when) to measure fair value and what disclosures to provide about fair value measurements. ASU 2011-04 expands previously existing disclosure requirements for fair value measurements, including disclosures regarding transfers between Level 1 and Level 2 in the fair value hierarchy currently disclosed. ASU 2011-04 was effective for the Company beginning January 29, 2012, the first day of our third fiscal quarter. The adoption of ASU 2011-04 did not have a material impact on the consolidated financial statements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at April 28, 2012, the fair value of the portfolio would decline by approximately $0.1 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business is global, with international revenue representing 33% of total revenue in fiscal 2011 and 23% of revenue in the first nine months of fiscal 2012. To date, our revenue has been primarily denominated in US dollars. Additionally, we have a development center in Shanghai, China. Currency fluctuations to date have not had a significant impact on our financial results. We expect international sales to continue to represent a significant portion of our revenue and that we will continue to incur costs in our Shanghai development center. Should our exposure to foreign currency fluctuations become material, we are prepared to hedge against such fluctuations, although we have not engaged in hedging activities to date.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 28, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days. On April 5, 2011, Appellant filed a petition for writ of certiorari in the United States Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision. On April 15, 2011, the underwriters filed a petition for writ of certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the statute of limitations issue. On June 27, 2011, the Supreme Court denied Simmonds’ petition regarding the demand issue and granted the underwriters’ petition relating to the statute of limitations issue. The Supreme Court heard oral arguments on November 29, 2011. On March 26, 2012 the Supreme Court ruled that the two year-statute of limitations for suits under the short swing liability rules of Section 16(b) of the Securities Exchange Act of 1934 is not tolled until an insider files a Section 16(a) disclosure statement thereby reversing the Ninth Circuit’s ruling of “endless tolling”. The Supreme Court remanded the case to the District Court to determine how the traditional equitable tolling principles would apply to this case.

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

Item 6. Exhibits

Exhibits:

(a) List of Exhibits

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (5)

3.5	Amended and Restated By-Laws of the Company (4)

4.1	Specimen common stock certificate (1)

4.2	See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)(4)(5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100.INS*	XBRL Instance Document

100.SCH*	XBRL Taxonomy Extension Schema Document

100.CAL*	XBRL Taxonomy Extension Calculation Linkbase

100.DEF*	XBRL Taxonomy Extension Definition Linkbase

100.LAB*	XBRL Taxonomy Extension Label Linkbase

100.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635).

(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630).

(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.

(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Securities and Exchange Commission on November 28, 2007.

(5)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009.

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

Dated: May 23, 2012