Form 10-K
period 2012-07-31
SYCAMORE NETWORKS INC
filed 2012-10-10
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to             .

Commission File Number: 000-27273

SYCAMORE NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3410558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 Mill Road

Chelmsford, Massachusetts 01824

(Address of principal executive office)

(978) 250-2900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
COMMON STOCK $0.001 PAR VALUE	THE NASDAQ GLOBAL SELECT MARKET

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 28, 2012 was approximately $393,299,588.

As of October 4, 2012 there were 28,882,093 shares outstanding of the Registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

PART III—Portions of the Registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) to this Annual Report on Form 10-K, or if such Proxy Statement is not filed within 120 days of July 31, 2012, the Registrant will file an amendment to this Annual Report on Form 10-K to include such omitted Part III information.

PART I

ITEM 1.	BUSINESS

General

We operate in one industry segment serving two market areas, bandwidth management and mobile broadband optimization. We develop and market Intelligent Bandwidth Management solutions for fixed line and mobile network operators worldwide and provide services associated with such products. Our current and prospective customers include domestic and international wireline and wireless network service providers, utility companies, large enterprises, multiple systems operators and government entities (collectively referred to as “service providers”). Our existing Intelligent Bandwidth Management portfolio of optical switches, multiservice cross-connects and multiservice access platforms serve applications that extend across the network infrastructure, from multiservice access and regional backhaul to the optical core. We also develop and market a Mobile Broadband Optimization solution designed to help mobile operators reduce congestion in mobile access networks. We believe our products enable network operators to efficiently and cost-effectively provision and manage network capacity to support a wide range of converged services such as voice, video and data. As used in this report, “Sycamore,” “we,” “us,” or “our” refers collectively to Sycamore Networks, Inc. (the “Company”) and its subsidiaries.

The Company incorporated under the laws of the State of Delaware on February 17, 1998 and shipped its first product in May 1999. The Company completed its initial public offering on October 21, 1999 and a follow-on public offering on March 14, 2000. Our principal executive offices are located at 220 Mill Road, Chelmsford, Massachusetts 01824. Our telephone number is (978) 250-2900, and our website address is www.sycamorenet.com.

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

Sycamore Market Focus

Our products primarily serve two market areas within the networking industry—bandwidth management and mobile broadband optimization.

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

The bandwidth management market, which we believe is in secular decline, is largely determined by the purchasing power and behavior of a small number of large service providers. Beginning as early as 2001, the bandwidth management market has been affected by industry consolidation and a global trend among larger service providers to reduce the number of communications equipment suppliers in their networks. As a result of this industry structure, the market for these products has been subject to concentration of purchasing power, extreme pricing pressure and competitive leverage for incumbent equipment suppliers with broad product lines and scale. Further, the small number of customers and large number of suppliers continues to result in intense competition in this market.

Transmission networks today are mostly composed of products utilizing industry standards, and typically entail long decision and deployment cycles. We believe that, in general, core transmission networks have already been built, and there will be few, if any, meaningful new large scale transmission networks deployed in the coming years. Although some opportunities may emerge as service providers consider migrating existing bandwidth management networks to next-generation transmission platforms, given the industry structure, the uncertainty of the timing of the emergence of this opportunity, and the magnitude of the investment required, we have not been, and will not be, focusing our future investments in this direction.

Mobile Broadband Optimization Market

Mobile broadband optimization solutions, which can be deployed in different parts of the mobile network, allow mobile operators to reduce congestion, improve operational efficiencies and enhance the delivery of high-quality mobile data content to consumers.

End-to-end mobile broadband network architectures are comprised of different network segments. These network segments include radio access, backhaul and the mobile core. The backhaul segment of the mobile network connects mobile base stations (i.e., the site of radio towers) to local traffic aggregation hubs over transmission facilities such as copper, fiber or microwave. The backhaul segment also serves as a critical gateway to mobile core networks and content providers such as Internet news and media sites. As a result of worldwide growth in mobile broadband services, the widespread adoption of powerful new mobile devices and increased demand for bandwidth-intensive content such as Internet video, mobile broadband networks around the world are experiencing significant congestion, especially in the backhaul segment.

In addition to optimization solutions focused on congestion in the backhaul, there are a variety of optimization solutions that are deployed in other segments of the mobile network, including mobile-core and device-based optimization schemes. Mobile core-based solutions include video optimization, policy management, caching, session optimization and deep packet inspection. By leveraging integrated and complementary optimization solutions across multiple segments of the mobile network, operators can potentially achieve greater efficiencies and enhanced service performance.

Sycamore Solutions

Intelligent Bandwidth Management

Our Intelligent Bandwidth Management portfolio, which includes our optical switching and multiservice access products, serves bandwidth management applications in the transmission layer of service provider networks. Traditional transmission technologies and equipment can, in certain applications, impose limitations on a service provider’s ability to support different traffic types, maximize available network capacity or cost-efficiently scale service bandwidth to support increased bandwidth demands. The key benefits of Sycamore’s Intelligent Bandwidth Management solutions include improved utilization of network capacity, improved service resiliency and increased operational efficiencies.

Mobile Broadband Optimization

IQstream®, Sycamore’s Mobile Broadband Optimization solution, targets congestion in mobile backhaul networks. IQstream is designed to lower the cost of delivering mobile data services by freeing up capacity in the cost-sensitive access network and helping operators deliver a superior quality of experience to their subscribers. Our solution uses dynamic optimization algorithms to determine the most efficient way to deliver mobile content across backhaul networks and provides a cost-effective alternative to adding capacity by leveraging existing access infrastructure while improving end user customer experience of rich media services.

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

Our SPS-1000 signal processing system adds cost-effective flexibility to DNX-based access networks and supports voice and data conferencing at end-user sites and in telemetry applications.

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

The IQstream solution utilizes a suite of unique data optimization algorithms and techniques collectively referred to as Adaptive Content Optimization. These optimization algorithms and techniques dynamically adapt to changing traffic patterns. The IQstream Adaptive Content OptimizationTM software, which runs on standards-based processing platforms that reside at mobile base stations and traffic aggregation hubs, continuously optimizes the transport of mobile data across the backhaul network, allowing mobile operators to more efficiently absorb peak usage demand and mitigate service-impacting congestion.

Customer trials for IQstream remain ongoing.

Services

Our product offerings also include a broad portfolio of post-sales customer support services such as network planning and deployment, logistics, product training, software updates, online technical assistance and maintenance contracts.

Competition

We believe the number of opportunities for bandwidth management products worldwide has become limited. With a limited number of service providers and a large number of suppliers, competition for these opportunities is intense and includes considerable pricing pressure. Based on the current level of spending by service providers and the trend among the larger service providers to reduce the number of communications equipment suppliers in their networks, we expect that competition will continue to be intense for optical switching and multiservice access opportunities.

Competitors in the optical switching space include large incumbent suppliers of network infrastructure equipment and optical networking equipment such as Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Huawei Technologies, Nokia Siemens Networks, Tellabs and ZTE. Competition in the multiservice access space is equally intense, with a highly fragmented group of suppliers that includes Alcatel-Lucent, Adtran and Tellabs. Many of our established competitors in the bandwidth management market have longer operating histories and greater financial, technical, sales, marketing, manufacturing and field resources than we do and are able to devote greater resources to the research and development of new products. In addition, these competitors generally have broader product lines which allow them the flexibility to price their products more aggressively and absorb the significant cost structure associated with research and development across their entire business. Most of our competitors also have more extensive customer bases and broader customer relationships than we do, including relationships with our prospective customers in their local geographies. In addition, some of these competitors are located in geographies with lower cost infrastructures than ours. In order to compete effectively, our products must:

•	provide a cost-competitive solution that enables service providers to efficiently deploy and manage bandwidth services;

•	lower a service provider’s cost of building and operating their communications infrastructure;

•	provide extremely high network reliability; and

•	interoperate with existing network devices.

Competition in the backhaul segment of mobile networks, where our IQstream Mobile Broadband Optimization solution is targeted, primarily consists of alternative technologies and services focused on increasing capacity rather than solutions designed to optimize and reduce content traversing the backhaul. These alternative technologies include fiber optic transmission, pseudo-wire, traditional leased lines, Ethernet private lines and packet-based microwave. Competition from alternative solutions such as Internet offload or traditional and new backhaul bandwidth services includes competitive pricing pressure from providers of such services.

The broader mobile broadband optimization market includes products that are deployed in the mobile core segment of an operator’s network. These mobile core-based solutions include video optimization, policy management, caching, session optimization and deep packet inspection. We believe these mobile core optimization solutions are generally complimentary to, and do not compete technically with, our IQstream solution, as they have little or no impact on traffic congestion in backhaul networks.

Sycamore Strategy

We believe the portion of the bandwidth management market that we serve is in secular decline and continues to be challenged by high customer concentration, the project-oriented nature of purchasing patterns and uncertainty with regard to the level and timing of capital expenditures by service providers. Further, the limited number of customers and large number of suppliers continues to result in intense competition in this market. We believe that these factors limit the number of meaningful new opportunities for these products and will restrict revenue growth in this area of our business. Accordingly, our investments in this business have been and will remain focused on customer support and sustaining engineering efforts, including limited feature development tied to tangible revenue opportunities.

Trial activities for our IQstream Mobile Broadband Optimization solution remain ongoing. Our trial activities to date have been useful in demonstrating IQstream’s core platform capabilities. However, the pace of market acceptance remains slower than anticipated due to extended product evaluation timeframes, mobile operators’ heightened interest in a more integrated, end-to-end mobile optimization strategy and competitive pricing pressure from providers of traditional backhaul bandwidth services. As a result, we have not yet recognized revenue for these products.

Given the conditions affecting our businesses, we have intensified our pursuit of strategic alternatives. These alternatives include: asset sales or other business combination transactions, the discontinuation of products or product lines and recapitalization alternatives, such as cash distributions.

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

During the year ended July 31, 2012, three customers, Sprint Government Systems Division (as a reseller to the federal government), Sprint Corporation and Verizon Communications, Inc. accounted for 21%, 16% and 12% of our revenue, respectively. During the year ended July 31, 2011, two customers, Verizon Communications, Inc. and Sprint Government Systems Division (as a reseller to the federal government), accounted for 14% and 11% of our revenue, respectively. During the year ended July 31, 2010, three customers, Verizon Communications, Inc., Sprint Government Systems Division (as a reseller to the federal government) and Sprint Nextel Corporation, accounted for 13%, 12% and 12% of our revenue, respectively. International revenue was 21% of total revenue during the year ended July 31, 2012, compared to 33% during the year ended July 31, 2011 and 38% during the year ended July 31, 2010. See “Concentrations and Significant Customer Information” and “Segment Information” in Note 2 to “Notes to Consolidated Financial Statements” and Item 1A. “Risk Factors” for additional details.

Our contracts with customers typically include the purchase of our hardware products, right to use fees, the license of our SILVX or ENvision Plus network management systems, and in some cases, maintenance and support services. These contracts include terms and conditions, including payment, delivery and termination that we believe are customary and standard in our industry. None of our customers are contractually committed to purchase any minimum quantities of products from us and purchase orders are generally cancelable prior to shipment. In addition, government entities may terminate their contracts with any party at any time. As a result, we do not disclose our order backlog, since we believe that our order backlog at any particular date is not necessarily indicative of actual revenue for any future period.

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

Research and Development

As a result of challenging market conditions and limited growth opportunities for our portfolio of Intelligent Bandwidth Management products, our research and development efforts in this area are primarily focused on supporting customers with sustaining engineering efforts, including targeted, incremental feature development tied to tangible revenue opportunities. Accordingly, we are not focusing on the development of next-generation transmission platforms for service providers. During fiscal 2011 we reallocated certain resources to focus on our IQstream Mobile Broadband Optimization solution. We have managed the level and timing of our investments in IQstream with a view toward the timing of its market acceptance and have, and will continue to modulate the amount and timing of further investments based on our ongoing assessment of market conditions, the level and timing of market acceptance and our ongoing consideration of strategic alternatives.

Our research and development expenses were $27.2 million, $26.6 million and $31.7 million for the years ended July 31, 2012, 2011 and 2010, respectively. All of our costs related to research and development have been expensed as incurred.

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

As of July 31, 2012, we had received 40 United States patents and had pending 8 United States patent applications. As of July 31, 2012, we have filed 3 international Patent Cooperation Treaty applications and 6 non-U.S. patent applications. Of the United States patents that have been issued, the earliest any will expire is February 2019. As of July 31, 2012, we had 13 allowed or registered United States trademarks and 40 allowed or registered foreign trademarks. All of the registered United States trademarks have a duration of ten years from the date of application, the earliest of which will expire, if not renewed, in August 2013.

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

Our products utilize hundreds of individual component parts, some of which are customized for our products. Electronic and optical component suppliers in the specialized, high-technology end of the communications industry are generally not as plentiful or, in some cases, as reliable, as component suppliers in more mature industries. We work closely with our strategic component suppliers to either secure a long-term supply source or to pursue new component technologies that could either reduce cost or enhance the performance of our products. The discontinuation by suppliers of strategic components could require us to incur additional costs to redesign, qualify new products, or to invest in inventory to ensure continuation of supply for the life cycle of the product. The loss of supply of key components also could cause us to end-of-life or discontinue certain products.

Employees

As of July 31, 2012, we employed 250 persons. None of our employees are currently represented by a collective bargaining unit. We believe our relations with our employees are good.

Executive Officers of the Registrant

Set forth below is information concerning our current executive officers and their ages as of July 31, 2012.

Name	Age	Position
Daniel E. Smith	62	President, Chief Executive Officer and Director

Paul F. Brauneis	67	Chief Financial Officer, Vice President, Finance and Administration, and Treasurer

John B. Scully	50	Vice President, Worldwide Sales and Support

Kevin J. Oye	54	Vice President, Systems and Technology

Alan R. Cormier	61	General Counsel and Secretary

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

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward looking statements contained in this report.

Our results may be adversely affected by unfavorable conditions in the telecommunications industry and the economy in general.

We expect industry and economic conditions to affect our business in many ways, including the following:

•	our current and prospective customers may make limited capital expenditures;

•

consolidation of or other strategic transactions by our customers may cause delays, disruptions or reductions in their capital spending plans as well as increase their relative purchasing power in any negotiation;

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

We currently derive all of our revenue from sales of products and services related to our Intelligent Bandwidth Management products, which include our optical switching and multiservice access products. Revenues for these products, and in particular for our optical switching products, have declined in recent years, and we believe the portion of the bandwidth management market that we serve is in secular decline. Accordingly, our investments in this part of our business have been, and remain, focused primarily on sustaining engineering efforts, including targeted, incremental feature development tied to tangible revenue opportunities. Despite challenging market conditions and limited opportunities for our Intelligent Bandwidth Management products, we expect these products will continue to account for a significant portion of our revenue in the near term, and continued customer acceptance of these products is therefore critical to our success. As a result, factors adversely affecting the pricing of, or demand for, these products could cause a significant decrease in our revenues and adversely impact our results of operations. These factors include, but are not limited to, the following:

•	our decision not to focus our investments on the development of next-generation bandwidth management and access platforms for service providers;

•	perceived uncertainties as to the future direction of our Intelligent Bandwidth Management business;

•	the adoption of, or shifts to, new network architectures or industry standards by customers;

•	the development of more advanced technologies or additional features by competitors;

•

a decision by the Company not to develop certain features or enhancements requested by current or prospective customers, or to discontinue certain products or divest our interests in certain product lines;

•	the loss of key employees with essential knowledge; and

•	difficulties associated with obtaining component parts for the products.

Any of these factors alone or in combination could result in a significant reduction in orders from our customers or the loss of existing or prospective customers, which could materially reduce our revenue and adversely affect our business, operating results and financial condition.

Our business and financial condition may suffer if IQstream fails to achieve market acceptance.

Customer trials for IQstream, our Mobile Broadband Optimization solution, remain ongoing. Our trial activities to date have been useful in demonstrating IQstream’s core platform capabilities. However, the pace of market acceptance remains slower than anticipated due to extended product evaluation timeframes, mobile operators’ heightened interest in a more integrated, end-to-end mobile optimization strategy and competitive pricing pressure from providers of traditional backhaul bandwidth services. As a result, we have not yet recognized any revenue for these products. The success of IQstream is dependent on acceptance by mobile operators. There can be no assurance that mobile operators will order and commercially deploy IQstream or that IQstream will receive sufficient customer acceptance. If the market for IQstream does not develop and grow substantially, it could have a material adverse effect on our operating results and financial condition. Further, even if IQstream initially obtains market acceptance, we may not be able to effectively enhance or support the product or successfully respond on a timely basis to products introduced into the marketplace by competitors. If our IQstream solution does not perform as expected, does not integrate properly with customer networks, or does not contain the capabilities and features required by our customers, our solution may not become widely accepted and we may not be able to sell IQstream profitably or in any significant volume. Other factors that could negatively impact the value proposition for or applicability of IQstream include, but are not limited, to:

•	the emergence of new, lower cost backhaul services or products in the market;

•	the adoption of new network architectures by mobile operators;

•	changes to mobile network security architectures and standards; and

•	the adoption and rapid dissemination of new content coding schemes by content providers.

Any of these factors alone or in combination could adversely affect the timing or level of market acceptance for IQstream. The failure of IQstream to be accepted by, or compete effectively in, the market could have a material adverse effect on our business, operations and financial condition.

If we experience further delays in the development, deployment or market acceptance of IQstream, we may miss an emerging market opportunity and our operating results may suffer.

We announced the introduction of IQstream in the fourth quarter of fiscal of 2010. We have experienced delays in the development of IQstream and the evaluation process for IQstream by mobile operators has taken substantially longer than anticipated. Given the extended trial process to date for IQstream, there can be no assurance that we will be able to market or sell our IQstream solution in a timely manner. Service providers have been relatively slow to deploy new, complex products in their networks, and the sales cycle for these products tends to be long and unpredictable due to the lengthy customer evaluation and approval process required before products can be deployed in operators’ networks. In addition, the deployment of new products by operators is often subject to the readiness and performance of the operator and its vendors, as well as evolving operator requirements and changes in their capital spending plans. Accordingly, we have limited visibility into, and no control over, the pace at which mobile operators will adopt our IQstream solution in their networks, if at all. In addition, our ability to realize revenue from IQstream depends on, among other things, our ability to meet our product development goals and successfully complete lab and field tests with prospective customers. We may encounter technical or other problems in connection with the further development of IQstream that could result in delayed deployment of, or inability to introduce, IQstream into operators’ networks. Development and deployment delays could result from numerous factors, including, but not limited to, the following:

•	unanticipated engineering difficulties;

•	the timing and level of research and development expenses;

•	changing market or competitive product requirements;

•	stringent and/or unique technical requirements of customers;

•	failure of our suppliers to meet our technical and commercial requirements;

•	difficulties associated with obtaining component parts for the products;

•	integration and interoperability challenges; and

•	claims of infringement of third-party intellectual property.

Our sales and operating results may be adversely affected if customers delay purchases, or if acceptance of IQstream continues to be slower than expected, or to a lesser degree than expected, if at all. Any further delays in the development, testing, marketing, customer acceptance or deployment of IQstream could result in such products missing an emerging market opportunity.

We may experience difficulties identifying, analyzing or consummating strategic alternatives, and any such alternatives may not achieve desired results.

In light of conditions affecting our businesses, we have intensified our pursuit of strategic alternatives. These alternatives include: asset sales or other business combination transactions, the discontinuation of products or product lines and recapitalization alternatives, such as cash distributions. The pursuit of strategic alternatives for our businesses may disrupt operations and distract management, and create uncertainties regarding the future direction of our business or products, which could result in the loss of actual or potential customers, employees or business partners. In addition, we cannot provide assurance that we will be able to identify suitable third parties for any such strategic transactions. Even if we identify suitable third parties, we may not be able to successfully negotiate or consummate a transaction. Furthermore, the pursuit of any such transaction may require the expenditure of substantial legal and other fees, which may by incurred whether or not a transaction is consummated. If we are unable to identify suitable third parties for strategic transactions, we may decide to discontinue certain products or product lines, or otherwise exit all or certain portions of our business. If we divest or otherwise exit certain portions of our business, our business, financial condition and results of operations could be adversely affected. We also may incur certain liabilities and costs in connection with any divestiture or discontinuation of products or product lines, such as workforce reduction costs, costs associated with closing excess facilities and disposing of or writing off excess inventory and equipment, and contract termination costs. Any decision we make regarding our strategic alternatives will necessarily involve risks and uncertainties and present challenges in implementation and integration. As a result, pursuit of any such alternatives may not lead to increased stockholder value and, whether or not we pursue any strategic alternatives, the value of our shares may decrease.

Restructuring activities could disrupt our business and affect our results of operations.

We have previously taken steps, including workforce reductions, facilities consolidations, office closures and internal reorganizations to reduce the size and cost structure of our operations to better align our resources with market opportunities. We cannot provide assurance that we will not further reduce or otherwise adjust our workforce or exit, or dispose of, certain businesses or products. Any decision to further limit investment in, or to exit, or dispose of businesses may result in additional costs and the recording of additional charges. We also cannot predict whether any future restructuring or streamlining of operations will adversely affect our ability to retain key employees, the loss of which, in turn, could adversely affect the execution of our strategy and therefore our operating results. If we cannot effectively manage our cost structure in line with our investment in growth opportunities, we may fail to meet strategic and market expectations, which could have an adverse effect on our business, operating results and financial condition.

We must continue to effectively manage our investments in product development in both existing and new markets for our products.

The markets for our products are characterized by rapidly changing technology, frequent introductions of new products and evolving customer requirements. Customers continuously demand new features for existing products as well as new technologies and solutions. Due to challenging market conditions and limited opportunities for our Intelligent Bandwidth Management products, we determined not to focus our investments on the development of next-generation bandwidth management platforms for service providers, and our research and development efforts in this area of our business remain focused on supporting customers with sustaining engineering efforts, including targeted, incremental feature development tied to tangible revenue opportunities. As a result, we may fail to develop, or choose not to develop, new features or products requested by current and prospective customers. In addition, reduced demand for our Intelligent Bandwidth Management products and/or competitive pressures may cause us to alter our investment in, or discontinue or divest our interests in certain products or product lines. Such actions could have an adverse impact on our future revenue and results of operations. Managing our efforts to keep pace with new technologies and reduce operating expense is difficult and there is no assurance that we will be successful. We also have made significant investments in our IQstream solution and expect that any decision to continue our marketing and development efforts with respect to IQstream would require significant expenditures, a substantial portion of which would be incurred before any significant revenue related to the products is realized, if at all. If we are unable to achieve market acceptance and realize significant revenues from IQstream, or if we fail to generate sufficient revenue from our other products and services, we may not be able to recover certain costs and may incur significant losses which could impact the strategic direction of our business. We cannot assure you that we will generate sufficient revenue to achieve or sustain operating profitability.

Intense competition could adversely affect our sales and profitability.

Competition for limited bandwidth management opportunities is intense and continues to be dominated by large, incumbent equipment suppliers. Competition is generally based upon a combination of price, established customer relationships, broad product portfolios, large service and support teams, technology, functionality and scalability. Large companies, such as Alcatel-Lucent, Ciena, Huawei, Ericsson, and Tellabs have historically dominated the bandwidth management market and may be in a better position to take advantage of the trend among larger service providers to reduce the number of communications suppliers in their networks. Many of our competitors in this market have longer operating histories and greater financial, technical, sales, marketing and manufacturing resources than we do and are able to devote greater resources to research and development of new products. Most of these competitors also have long-standing existing relationships with our current and prospective customers and often deploy aggressive pricing tactics in order to compete with our products. Our competitors, both large and small, may develop new technologies that compete with our products or even render our products less desirable or even obsolete. Moreover, many of these competitors have more diverse product lines which allow them the flexibility to price their products more aggressively.

Competition in the mobile broadband optimization market varies depending on which segment of the mobile network the products serve. Competition in the backhaul segment of the network, where Sycamore’s IQstream solution is targeted, largely consists of alternative technologies and services focused on increasing capacity rather than solutions designed to optimize and reduce content traversing the backhaul. These alternative technologies include fiber optic transmission, Internet offloading, pseudo-wire, traditional leased lines, Ethernet private lines and high capacity mesh or point-to-point microwave. Competition from alternative solutions such as traditional and new backhaul bandwidth services includes competitive pricing pressure from providers of such services. In addition, widespread and increasing adoption of open industry standards and the presence of large, incumbent equipment suppliers in service provider networks may make it easier for providers of alternative or complementary technologies to introduce new products or add features to existing products that compete directly with IQstream. We may not be able to compete effectively against competitors in this market or capture meaningful market share, and our business could be harmed if competitors introduce products and services that provide greater performance, offer additional features and functionality or are more reliable or less expensive than our IQstream solution.

As a result of intense competition in the markets we serve, we expect to encounter competitive tactics such as the following:

•	price discounting;

•	early announcements of competing products and other marketing efforts;

•	customer financing assistance;

•	complete solution sales from one single source;

•	bundling multi-vendor solution integration services with turnkey network operating service offerings;

•	integration of similar feature capabilities into existing network elements;

•	adoption of new content encoding schemes by content providers that diminish the role of network based optimization solutions;

•	marketing and advertising assistance; and

•	intellectual property infringement allegations.

These tactics may be effective in a highly concentrated customer base like ours. Our customers are under increasing pressure to deliver their services at the lowest possible cost. As a result, product pricing is an important factor in customer decisions. In certain cases, our larger competitors have greater scale and more diverse product lines that allow them the flexibility to price their products more aggressively and absorb the significant cost structure associated with research and development across their entire business. If we are unable to offset any reductions in the average selling price of our products by a reduction in the cost of our products, our gross margins will be adversely affected.

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

The communications industry has experienced significant consolidation and we expect this trend to continue. Over the past several years, a number of larger communications service providers and network equipment suppliers have completed merger transactions which have had a significant impact on the telecommunications industry. Such consolidation among our customers may cause delays or reductions in their capital expenditure plans and may cause increased competitive pricing pressures as the number of available customers declines and their relative purchasing power increases in relation to suppliers. Consolidation may also result in service providers substantially reducing the number of suppliers in their networks or choosing to standardize on a certain vendor’s networking platform. In addition, consolidation among network equipment suppliers may result in stronger competitors and a change in our relative market position. Any of these factors could materially adversely affect our business.

We expect a significant portion of our revenue will continue to be generated from a limited number of customers.

A significant portion of our revenue is, and we expect will continue to be, generated from a limited number of customers. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially and adversely affect our business, operating results and financial condition. None of our customers are contractually committed to purchase any minimum quantities of products from us and orders are generally cancelable prior to shipment. In addition, we believe that consolidation in the communications industry will continue, which may further reduce the number of prospective customers, slow purchases and delay network deployment decisions.

We also utilize channel relationships with distribution partners including resellers, distributors and systems integrators for the sale of our products to service providers, including government entities and utility operators. We have entered into agreements with several distribution partners, some of which also sell products that compete with our products. We cannot be certain that we will be able to retain or attract distribution partners on a timely basis or at all, or that the distribution partners will devote adequate resources to selling our products. If we are unable to develop and manage new channels of distribution to sell our products to service providers, or if our distribution partners are unable to convince service providers to deploy our networking solutions, our business, operating results and financial condition will be materially adversely affected.

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

Our current and prospective customers include large communications service providers, key resellers and government entities who have substantial purchasing power and, as a result, may have significant leverage in negotiating contractual arrangements with us. The decision by current and prospective customers to purchase our products typically involves a lengthy sales cycle with a significant evaluation and qualification process, a protracted consultation and contract negotiation process, as well as extensive product testing for interoperability and network customization. As we seek to do business with certain customers, and in particular with prospective customers of our IQstream solution, we may be required to agree to terms and conditions that are unfavorable in the near term in order to consummate a sale. Such terms, which may include (i) pricing concessions, (ii) commitments to develop additional features, (iii) penalty clauses, or (iv) other terms and conditions which may affect the timing of revenue recognition, could negatively affect our revenue potential and increase our susceptibility to quarterly fluctuations in our results. Service providers may ultimately insist upon terms and conditions that we deem too onerous or not in our best interest, or that would not be profitable in the long term. The failure of prospective customers to purchase our mobile broadband optimization solutions, for any reason, would have a material adverse effect on our business and financial condition. In addition, we may continue to spend considerable resources that we may not be able to offset with corresponding revenue.

We may experience risks in our investments due to changes in the market, which could adversely affect the value or liquidity of our investments.

As of July 31, 2012, we had $136.7 million in cash and cash equivalents plus $302.7 million in short-term and long-term investments in marketable securities. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. These investments are subject to general credit, liquidity, market and interest rate risks. As a result, we may experience a reduction in value or loss of liquidity of our investments. In addition, should any investment cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

We have limited internal manufacturing capabilities. We outsource the manufacturing of our proprietary products to contract manufacturers who manufacture our products in accordance with our specifications and fill orders on a timely basis. We may not be able to manage our relationships with our contract manufacturers effectively, and our contract manufacturers may not meet our future requirements for quality or timely delivery. Our contract manufacturers also build products for other companies, and we cannot be assured that they will have sufficient quantities of inventory available to fill our customer orders or that they will allocate their internal resources or capacity to fill our orders on a timely basis. Un-forecasted customer demand may increase the cost to build our products due to fees charged to expedite production and other related charges. Alternatively, reduced product purchases from our contract manufacturers due to a decline in customer demand could lead them to charge us higher prices to fill all or certain orders.

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

If our products do not meet our customers’ performance or reliability requirements, our relationships with current and prospective customers may be adversely affected. The design, development and deployment of our products often involve problems with software, components, manufacturing processes and interoperability with other network elements. If we are unable to identify and fix errors or other problems, or if our customers experience interruptions or delays that cannot be promptly resolved, we could experience:

•	loss of revenue or delay in revenue recognition or accounts receivable collection;

•	loss of customers and market share;

•	inability to attract new customers or achieve market acceptance;

•	diversion of development and other resources;

•	delays in response to other customer issues or new product development;

•	increased service, warranty and insurance costs; and

•	legal actions by our customers.

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

International sales have historically represented a significant amount of our total sales including 21% of total revenue for fiscal 2012 and 33% of total revenue for fiscal 2011. We have a substantial international customer base and we are subject to foreign exchange translation risk to the extent that our revenue is denominated in currencies other than the U.S. dollar. Doing business internationally requires significant management attention and financial resources to successfully develop direct and indirect sales channels and to support customers in geographically diverse markets. In addition, we have a research and development facility in Shanghai, China, which conducts a significant amount of our research and development activities. We may not be able to maintain or expand international market demand for our products.

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

We depend on the continued services of our executive officers and other key engineering, sales, marketing and support personnel, who have critical industry knowledge, experience and relationships that we rely on to implement our business strategy, many of whom would be difficult to replace. None of our officers or key employees is bound by an employment agreement for any specific term. We do not have “key person” life insurance policies or similar perquisites covering any of our employees.

Virtually all of our key employees have been granted share-based awards that are intended to represent an integral component of their compensation package. These share-based awards may not provide the intended incentive to our employees if our stock price fails to appreciate, experiences significant volatility or if a failure to make our SEC filings on a timely basis prevents our employees from receiving or exercising stock options. The loss of the services of any of our key employees, the inability to attract and retain qualified personnel in the future, or delays in hiring qualified personnel could delay the development or performance of our products, and negatively impact our ability to sell and support our products.

Adverse resolution of disputes, litigation and claims may harm our business, operating results or financial condition.

We are currently a nominal defendant in a derivative lawsuit and may become a party to other litigation, disputes and claims in the normal course of our business. The highly technical nature of our products makes them susceptible to allegations of patent infringement. Litigation is by its nature uncertain and unpredictable and there can be no assurance that the ultimate resolution of such claims will not exceed the amounts accrued for such claims, if any. Litigation can be expensive, lengthy, and disruptive to normal business operations. An unfavorable resolution of a legal matter could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain lawsuits and other disputes in which we are involved, see Part I, Item 3 “Legal Proceedings”.

Our ability to compete and pursue strategic alternatives could be jeopardized if we are unable to protect our intellectual property rights or are determined to have infringed upon the intellectual property rights of others.

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our products, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. In addition, United States patent laws may not effectively protect our proprietary rights at the outset due to the lengthy process required to obtain a patent. If competitors are able to use our technology, our ability to compete and pursue strategic alternatives effectively could be harmed. Litigation may be necessary to enforce our intellectual property rights. Any such litigation could be lengthy and result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition.

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

We are subject to the continuous examination of our tax returns by the Internal Revenue Service and other domestic and foreign tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provisions. While we believe that we have adequately provided for our tax liabilities, it is possible that the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by us are recorded in the period they become known. The ultimate outcome of these tax contingencies could have a material effect on our financial position, results of operations or cash flows.

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

•	loss of a major customer;

•	significant changes or slowdowns in the funding and spending patterns of our current and prospective customers;

•	the addition or departure of key personnel;

•	variations in our quarterly operating results;

•	announcements by us or our competitors of significant contracts, new products or product enhancements;

•	failure of our products to achieve market acceptance, or failure by us to meet product milestones;

•	announcements by us of the sale, divestiture, end-of-life or discontinuation of certain products or product lines;

•	regulatory changes in telecommunications;

•	variations between our actual results and the published expectations of securities analysts;

•	changes in financial estimates by securities analysts;

•	sales of our common stock or other securities in the future;

•	changes in market valuations of networking and telecommunications companies;

•	fluctuations in stock market prices and volumes; and

•	announcements or implementation of capital restructurings, such as significant cash distributions.

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

As of July 31, 2012, our officers, directors and entities affiliated with them, in the aggregate, owned approximately 30% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, provisions of our amended and restated certificate of incorporation, by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to certain stockholders.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	PROPERTIES

As of July 31, 2012, we lease one facility in Chelmsford, Massachusetts, containing a total of approximately 114,000 square feet. In Mount Laurel, New Jersey, we currently lease one facility containing a total of approximately 5,000 square feet, in Wallingford, Connecticut, we currently lease one facility containing a total of approximately 15,000 square feet and in Shanghai, China, we currently lease one facility containing a total of approximately 37,000 square feet. These facilities consist of offices and engineering laboratories used for research and development, administration, sales and customer support, ancillary light manufacturing, storage and shipping activities. We also maintain smaller offices to provide sales and customer support at various domestic and international locations. We anticipate that our remaining current facilities are adequate and suitable for our needs during fiscal 2013.

We also own a parcel of undeveloped land, containing approximately 102 acres, in Tyngsborough, Massachusetts.

ITEM 3.	LEGAL PROCEEDINGS

Derivative Lawsuit

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

On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court (the “Supreme Court”). Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) was stayed for ninety days. On April 5, 2011, Appellant filed a petition for writ of certiorari in the Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision. On April 15, 2011, the underwriters filed a petition for writ of certiorari with the

Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the statute of limitations issue. On June 27, 2011, the Supreme Court denied Simmonds’ petition regarding the demand issue and granted the underwriters’ petition relating to the statute of limitations issue. The Supreme Court heard oral arguments on November 29, 2011. On March 26, 2012, the Supreme Court vacated the Ninth Circuit’s holding that petitioner’s claims were not time-barred, and remanded the cases to the District Court for proceedings consistent with the Supreme Court’s opinion. On June 7, 2012, the mandate of the Ninth Circuit was formally entered. On June 11, 2012, Plaintiffs voluntarily dismissed the case with prejudice as to the adequacy-of-the-pre-suit demand issue, and without prejudice as to all other issues.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SCMR”. The following table sets forth, for the periods indicated, the high and low closing sale prices as reported on the NASDAQ Global Select Market for Sycamore’s common stock.

Fiscal year 2012:

	High	Low
Fourth Quarter ended July 31, 2012	$15.59	$13.07
Third Quarter ended April 28, 2012	$20.00	$15.71
Second Quarter ended January 28, 2012	$19.93	$17.63
First Quarter ended October 29, 2011	$19.74	$15.89

Fiscal year 2011:

	High	Low
Fourth Quarter ended July 31, 2011	$24.27	$19.32
Third Quarter ended April 30, 2011	$25.15	$20.52
Second Quarter ended January 29, 2011	$31.52	$20.56
First Quarter ended October 30, 2010	$33.92	$21.88

As of October 4, 2012, there were approximately 467 stockholders of record.

Dividend Policy

On September 19, 2012, the Company’s Board of Directors (the “Board”) approved a special cash distribution to its stockholders of $10.00 per share of its common stock, par value $0.001 per share, or approximately $288.8 million in the aggregate. The cash distribution will be paid on October 11, 2012 to stockholders of record as of October 1, 2012. On December 22, 2010, the Company made a cash distribution to its stockholders of $6.50 per share of its common stock, par value $0.001 per share, or $185.4 million in the aggregate. Any determination to pay future cash dividends or cash distributions will be at the discretion of the Board and will be dependent upon general business conditions, our expected future operating cash requirements, the best interests of our stockholders and such other factors as the board of directors may deem relevant.

Equity Compensation Plan Information

The following table sets forth certain information as of July 31, 2012 with respect to compensation plans under which shares of our common stock may be issued:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	2,141,290	$19.96	2,463,120
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,141,290	$19.96	2,463,120

Purchase of Equity Securities

None

The Company has not publicly announced any programs to repurchase shares of its common stock.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock during the period from July 31, 2007 through July 31, 2012, with the cumulative total return on the S&P 500 and the NASDAQ Telecommunications Index. The comparison assumes $100 was invested on July 31, 2007 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

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

	For the years ended July 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$57,285	$48,688	$68,617	$67,357	$115,496
Cost of revenue	24,331	22,510	30,954	38,469	62,565

Gross profit	32,954	26,178	37,663	28,888	52,931

Operating expenses:
Research and development	27,190	26,619	31,685	50,134	47,397
Sales and marketing	10,444	10,755	10,942	14,551	21,041
General and administrative	8,759	8,194	9,098	8,198	15,980
Asset impairments	790	—	1,076	24,209	4,446
Restructuring	(271)	—	5,625	3,600	2,368

Total operating expenses	46,912	45,568	58,426	100,692	91,232

Loss from operations	(13,958)	(19,390)	(20,763)	(71,804)	(38,301)
Interest and other income, net	1,098	1,950	5,592	18,000	38,784

Income (loss) before income taxes	(12,860)	(17,440)	(15,171)	(53,804)	483
Income tax expense (benefit)	64	358	(366)	(232)	597

Net loss	$(12,924)	$(17,798)	$(14,805)	$(53,572)	$(114)

Basic net loss per share	$(0.45)	$(0.62)	$(0.52)	$(1.89)	$(0.00)
Diluted net loss per share	$(0.45)	$(0.62)	$(0.52)	$(1.89)	$(0.00)
Shares used in per-share calculation—basic	28,807	28,567	28,422	28,359	28,248
Shares used in per-share calculation—diluted	28,807	28,567	28,422	28,359	28,248

	As of July 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$439,393	$441,398	$636,877	$926,808	$941,834
Working capital	373,190	401,217	560,969	627,352	828,128
Total assets	461,934	469,737	671,020	971,813	1,022,463
Total stockholders’ equity	442,231	448,757	644,003	940,425	987,375
Cash distribution paid per common share	—	$6.50	$10.00	—	—

Share and per share information for all periods presented have been adjusted for the 1-for-10 reverse stock split of the Company’s common stock, par value $0.001 per share, effected on December 21, 2009. See Note 2 to “Notes to Consolidated Financial Statements.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Item 6.—Selected Financial Data” and our consolidated financial statements and the related notes thereto included elsewhere in this report. Except for the historical information contained herein, we wish to caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including, without limitation, those risks and uncertainties discussed under the heading “Item 1A. – Risk Factors” contained in this Form 10-K and any other reports filed by us from time to time with the Securities and Exchange Commission. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.

Executive Summary

We operate in one industry segment serving two market areas, bandwidth management and mobile broadband optimization. We develop and market Intelligent Bandwidth Management solutions for fixed line and mobile network operators worldwide and provide services associated with such products. Our current and prospective customers include domestic and international wireline and wireless network service providers, utility companies, large enterprises, multiple systems operators and government entities (collectively referred to as “service providers”). Our existing Intelligent Bandwidth Management portfolio of optical switches, multiservice cross-connects and multiservice access platforms serve applications that extend across the network infrastructure, from multiservice access and regional backhaul to the optical core. We also develop and market a Mobile Broadband Optimization solution designed to help mobile operators reduce congestion in mobile access networks. We believe our products enable network operators to efficiently and cost-effectively provision and manage network capacity to support a wide range of converged services such as voice, video and data.

Total revenue for fiscal 2012, which was derived exclusively from our Intelligent Bandwidth Management products and services, was $57.3 million. Our cash, cash equivalents and investments totaled $439.4 million at July 31, 2012. On September 19, 2012, the Board approved a special cash distribution to its stockholders of $10.00 per share of common stock, par value $0.001 per share, or approximately $288.8 million in the aggregate. The special cash distribution will be paid on October 11, 2012 to stockholders of record as of October 1, 2012. We intend to fund our operations, including fixed commitments under operating leases and any required capital expenditures, utilizing our remaining funds. We believe that our cash, cash equivalents and investments remaining following the payment of the special cash distribution will be sufficient to satisfy our anticipated operating requirements.

We believe the portion of the bandwidth management market that we serve is in secular decline and continues to be challenged by high customer concentration, the project-oriented nature of purchasing patterns and uncertainty with regard to the level and timing of capital expenditures by service providers. Further, the limited number of customers and large number of suppliers continues to result in intense competition in this market. We believe that these factors limit the number of meaningful new opportunities for these products and will restrict revenue growth in this area of our business. Accordingly, our investments in this business have been and will remain focused on customer support and sustaining engineering efforts, including limited feature development tied to tangible revenue opportunities.

Trial activities for our IQstream Mobile Broadband Optimization solution remain ongoing. Our trial activities to date have been useful in demonstrating IQstream’s core platform capabilities. However, the pace of market acceptance remains slower than anticipated due to extended product evaluation timeframes, mobile operators’ heightened interest in a more integrated, end-to-end mobile optimization strategy and competitive pricing pressure from providers of traditional backhaul bandwidth services. As a result, we have not yet recognized revenue for these products.

Given the conditions affecting our businesses, we have intensified our pursuit of strategic alternatives. These alternatives include: asset sales or other business combination transactions, the discontinuation of products or product lines and recapitalization alternatives, such as additional cash distributions.

As of July 31, 2012, we employed 250 persons, a net decrease of 9 persons from the 259 persons employed on July 31, 2011.

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

Revenue Recognition

We sell primarily bundled hardware and software products that function together to deliver the tangible products’ essential functionality (referred to herein collectively as “hardware” products), as well as services related to those hardware products. Services include maintenance arrangements for the products with terms typically of one year, as well as to a lesser extent, professional services and training services. We sell a limited amount of stand-alone software products.

We recognize revenue when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. Evidence of an arrangement generally consists of sales contracts or agreements and customer purchase orders;

•

Delivery has occurred. Delivery occurs when title and risk of loss are transferred to the customer or we receive written evidence of customer acceptance, when applicable, to verify delivery or performance;

•	Sales price is fixed or determinable. We assess whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment; and

•	Collectability is reasonably assured. Collectability is assessed based on the creditworthiness of the customer as determined by credit checks and the customer’s payment history with us.

We adopted Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”) on a prospective basis as of the beginning of fiscal 2011 for new and materially modified arrangements originating on or after August 1, 2010. ASU 2009-14 amends industry-specific revenue accounting guidance for software and software-related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As a result of adopting the new guidance, nearly all of our products and related services are no longer accounted for under the software revenue recognition rules, Accounting Standards Codification (“ASC”) Topic 985.

For fiscal 2011 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements, particularly hardware products and related services, revenue is allocated to each element based on a selling price hierarchy, using a relative selling price allocation approach. The selling price for a deliverable is based on our vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. We establish VSOE for our services based on the price charged for each service element when sold separately. We typically are not able to determine TPE for our hardware products or services because our various product and service offerings contain a significant level of differentiation and therefore, comparable pricing of competitors’ products and services with similar functionality cannot be obtained. We determine BESP for products and services based on an assessment of multiple factors, including, but not limited to, pricing practices, customer classes and distribution channels. We then recognize revenue allocated to each deliverable in accordance with the four criteria identified above. Our multiple element arrangements typically include both products and services, with maintenance being the most common service element. Maintenance services are delivered over the contractual support period which can vary in length, but typically is twelve months. In those limited instances where both hardware and stand-alone software products are included in a multiple element arrangement, the hardware and related services and the software and related services are separated and then allocated a pro rata portion of the total transaction value based upon BESP of each of the hardware and software groups, using a relative selling price allocation approach. The hardware group is then accounted for under the ASC Topic 605 guidance described above and the software group is accounted for under the ASC Topic 985 guidance.

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

As a result of the adoption of ASU 2009-13 and ASU 2009-14, revenue for the year ended July 31, 2011, was approximately $0.7 million higher than the revenue that would have been recorded under the prior revenue recognition guidance. We entered into a multiple element arrangement that included hardware and stand-alone software deliverables. The hardware element was delivered during the fiscal year and the software element was undelivered as of July 31, 2011. We recognized $0.7 million in revenue in fiscal 2011 corresponding to the hardware elements based on BESP and deferred $0.1 million corresponding to the stand-alone software elements. Under the prior revenue recognition guidance, we would have deferred $0.8 million for this multiple element transaction because we do not have VSOE for its software products and the software in this transaction was undelivered.

Service revenues include revenue from maintenance, training, and installation services. Revenue from maintenance service contracts is deferred and recognized ratably over the contractual support period. Revenue from training and installation services is recognized as the services are completed or ratably over the service period.

Investments

Our investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. We evaluate our investments for potential impairment on a quarterly basis and would recognize an impairment charge should a decline in the fair value of investments below the related cost basis be judged to be other-than-temporary. The primary factors that are considered in assessing the nature of the impairment include; (i) the credit quality of the underlying security, (ii) the extent to which and time period during which the fair value of the investment has been below cost, (iii) the expected holding or recovery period for the investment, (iv) the Company’s intent to hold each investment until recovery and the likelihood that we will not be required to sell the security prior to recovery, and (v) the existence of evidence of default by the issuer.

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

Long-Lived Assets

We evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. This periodic review may result in an adjustment of estimated depreciable lives or asset impairment. When indicators of impairment are present, the carrying values of the asset are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. If the future undiscounted cash flows are less than the book value, impairment exists. The impairment is measured as the difference between the book value and the fair value of the underlying asset. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

In connection with our pursuit of strategic alternatives, we conducted an assessment for recoverability of our long-lived assets in the fourth quarter of fiscal 2012. We utilized the cost approach which was supplemented and supported by market research to determine fair value. This approach incorporated the use of historical costs, published trends, market supported depreciation curves and adjustments, including level of asset customization, to estimate fair value. We concluded that the net book value of our property and equipment exceeded the estimated fair value. As a result, we recorded an asset impairment charge of $0.8 million.

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

Results of Operations

Fiscal Years ended July 31, 2012 and 2011

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2012	2011
Revenue
Product	$34,096	$24,486	$9,610	39%
Service	23,189	24,202	(1,013)	(4%)

Total revenue	$57,285	$48,688	$8,597	18%

Total revenue, which was derived exclusively from our Intelligent Bandwidth Management products and services, increased in fiscal 2012 compared to fiscal 2011. Product revenue increased in fiscal 2012 compared to fiscal 2011 primarily due to increased demand for both our multiservice access and our optical switching products due to the timing of customer deployments. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue decreased in fiscal 2012 compared to fiscal 2011 primarily due to a decrease in the level of maintenance and installation services revenues.

For fiscal 2012, three customers accounted for 21%, 16% and 12% of revenue, or a combined 49% of our total revenue. For fiscal 2011, two customers accounted for 14% and 11% of revenue, or a combined 25% of our total revenue. International revenue represented 21% of revenue in fiscal 2012, compared to 33% of revenue in fiscal 2011. We expect future revenue will continue to be highly concentrated in a relatively small number of customers. The timing of customer deployments in any given quarter may cause shifts in both the number of customers comprising greater than 10% of our revenue and in the percentage mix of domestic and international revenue. The loss of any one of these customers or any substantial reduction or delay in orders by any one of these customers could materially adversely affect our business, financial condition and results of operations.

Gross Profit

The following table presents gross profit for product and services (in thousands, except percentages):

	Year Ended July 31,
	2012	2011
Gross profit:
Product	$17,495	$10,078
Service	15,459	16,100

Total	$32,954	$26,178

Gross profit:
Product	51%	41%
Service	67%	67%
Total	58%	54%

Product Gross Profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services, internal manufacturing costs as well as provisions for warranty and rework costs and adjustments which may be required to reduce inventories to their lower of cost or market. Product gross profit increased $7.4 million in fiscal 2012 compared to fiscal 2011. The increase in both product gross profit dollars and percentage was primarily due to increased volume for our multiservice access and optical switching products coupled with a decline in our fixed manufacturing expenses year-over-year. Product gross profit may fluctuate from period to period due to revenue fluctuation, volume, pricing pressures resulting from intense competition in our industry as well as the enhanced negotiating leverage of certain larger customers. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, overhead absorption, sales discounts, increases in labor costs, excess inventory and obsolescence charges, increases in component pricing or other material costs, the introduction of new products or the entry into new markets with different pricing and cost structures.

Service Gross Profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts, which include salaries and related expenses and other fixed costs. Service gross profit decreased in fiscal 2012 compared to fiscal 2011. The year-over-year dollar decrease relates to a decrease in the level of maintenance revenues and installation services, partially offset by the favorable impact of lower year-over-year fixed costs. Service gross profit percentage remained flat as the revenue decline was offset by the proportionate decline in service costs. As most of our service cost of revenue is fixed, increases or decreases in revenue will have a significant impact on service gross profit. Service gross profit may be affected in future periods by various factors including, but not limited to, the change in mix between technical support services and advanced services, competitive and economic pricing pressures, the enhanced negotiating leverage of certain larger customers, maintenance contract renewals and the timing of renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2012	2011
Research and development	$27,190	$26,619	$571	2%
Sales and marketing	10,444	10,755	(311)	(3%)
General and administrative	8,759	8,194	565	7%
Asset impairments	790	—	790	100%
Restructuring	(271)	—	(271)	—

Total operating expenses	$46,912	$45,568	$1,344	3%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses increased by approximately $0.6 million in fiscal 2012 compared to fiscal 2011. The increase was primarily related to an increase in personnel expenses of $1.5 million offset by a decrease in fixed and allocated costs of $0.6 million and a decrease in discretionary expenses of $0.3 million. The increase in personnel expenses was partially related to an increase in stock compensation expense associated with a broad based grant of employee stock options made during the third quarter of fiscal 2011 and the favorable impact of the reversal of certain previously expensed personnel costs based upon a change in estimate of both the amount and timing of such costs. The decrease in fixed and allocated costs is a result of our cost containment initiatives. The decrease in discretionary expenses was primarily related to the timing of costs incurred for product development related to our IQstream initiative.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, amortization of customer evaluation inventory and other sales and marketing support expenses. Sales and marketing expenses decreased by approximately $0.3 million in fiscal 2012 compared to fiscal 2011. The decrease was primarily due to a reduction in personnel expenses of $0.2 million associated with lower consulting expenses and lower travel expenses.

Within our existing spending levels, we continue to allocate sales and marketing resources to those geographic regions where we see the most attractive opportunities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, professional fees and other general corporate expenses.

General and administrative expenses increased by approximately $0.6 million in fiscal 2012 compared to fiscal 2011. The increase in general and administrative expenses was primarily due to an increase in professional, financial and other consulting fees incurred in connection with our pursuit of strategic alternatives.

Asset Impairments

We are required to test the recoverability of certain long-lived assets when indicators of impairment are present. In connection with our pursuit of strategic alternatives, we conducted an assessment for recoverability of our long-lived assets in the fourth quarter of fiscal 2012. We utilized the cost approach which was supplemented and supported by market research to determine fair value. This approach incorporated the use of historical costs, published trends, market supported depreciation curves and adjustments, including level of asset customization, to estimate fair value. We concluded that the net book value of our property and equipment exceeded the estimated fair value. As a result, we recorded an asset impairment charge of $0.8 million.

Restructuring

During the first quarter of fiscal 2012, we reversed the balance of a reserve for the consolidation of our Chelmsford, Massachusetts facility totaling $0.2 million. The adjustment relates to a change in the previously estimated restructuring liability resulting from an amendment to extend the term of the facility lease and was recorded to operating expenses.

During the first quarter of fiscal 2011, we made the decision to integrate and realign our operations group with other functional areas to enhance operational efficiency and realize the benefits of identified synergies within the respective groups. The realignment resulted in the elimination of four positions. We recorded a restructuring charge of $0.3 million, which was charged to cost of product revenue. This charge relates to employee separation packages including severance pay, benefits continuation and outplacement costs.

We have completed our cash restructuring payments.

There can be no assurances that similar actions may not be required in the future.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2012	2011
Interest and other income, net	$1,098	$1,950	$(852)	(44%)

Interest income decreased in fiscal 2012 compared to fiscal 2011. The decrease was primarily due to a lower average investment balance as a result of the cash distribution in the aggregate amount of $185.4 million that was paid on December 22, 2010, in the second quarter of fiscal 2011, and maturing securities being reinvested at lower prevailing rates, partially offset by a one-time recovery of $0.2 million in the second quarter of fiscal 2012 in the form of a liquidating dividend for amounts previously owed to us.

Income Tax Expense

Income tax expense decreased by $0.3 million in fiscal 2012 compared to fiscal 2011. The decrease was primarily related to a $0.2 million reduction in unrecognized tax benefits.

As a result of having substantial accumulated net operating losses, we determined that it is more likely than not that our deferred tax assets will not be realized. Therefore, we maintain a full valuation allowance against all deferred tax assets with the exception of $0.2 million of deferred tax assets for certain profitable foreign subsidiaries. If we generate sustained future taxable income against which these tax attributes may be applied, some or all of the net operating loss carryforwards may be utilized and the valuation allowance reversed. If the valuation allowance is reversed, portions would be recorded as an increase to paid-in capital and the remainder would be recorded as a reduction in income tax expense.

The occurrence of ownership changes, as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), is not controlled by us, and could significantly limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income. We completed an updated Section 382 study through July 31, 2011 and the results of this study showed that no ownership change within the meaning of the Code had occurred through July 31, 2011 that would limit the annual utilization of available tax attributes.

Fiscal Years ended July 31, 2011 and 2010

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Year Ended July 31,		Variance In Dollars	Variance in Percent
	2011	2010
Revenue
Product	$24,486	$44,655	$(20,169)	(45)%
Service	24,202	23,962	240	1%

Total revenue	$48,688	$68,617	$(19,929)	(29)%

Total revenue decreased in fiscal 2011 compared to fiscal 2010. Product revenue consisted primarily of sales of our Intelligent Bandwidth Management solutions. Product revenue decreased in fiscal 2011 compared to fiscal 2010 primarily due to increased sales of our optical switches offset by decreased sales of our multiservice cross-connect products. Service revenue consisted primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue increased in fiscal 2011 compared to fiscal 2010 primarily due to an increase in the level of installation and training revenues offset by a slight increase in maintenance revenue.

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

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2011	2010
Research and development	$26,619	$31,685	$(5,066)	(16)%
Sales and marketing	10,755	10,942	(187)	(2%)
General and administrative	8,194	9,098	(904)	(10%)
Asset impairments	—	1,076	(1,076)	(100%)
Restructuring expenses	—	5,625	(5,625)	(100%)

Total operating expenses	$45,568	$58,426	$(12,858)	(22)%

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

Asset Impairments

In conjunction with the workforce reduction and early lease termination plans initiated during fiscal 2009 and fiscal 2010, we recorded an asset impairment charge of $1.1 million during the first quarter of fiscal 2010 related to certain fixed assets. These fixed assets were no longer being utilized by the Company.

Restructuring

During the first quarter of fiscal 2011, we made the decision to integrate and realign our operations group with other functional areas to enhance operational efficiency and realize the benefits of identified synergies within the respective groups. The realignment resulted in the elimination of four positions. We recorded a restructuring charge of $0.3 million, which was charged to cost of product revenue. This charge relates to employee separation packages including severance pay, benefits continuation and outplacement costs.

In conjunction with the workforce reduction and early lease termination plans initiated in fiscal 2009, certain additional actions were implemented in fiscal 2010. These actions were taken to further re-align our cost structure, pace our development more closely in line with customer requirements and to better position the Company for success in the longer-term. During fiscal 2010, we recorded a restructuring charge of $5.7 million, of which $5.6 million was charged to operating expense and $0.1 million to cost of product revenue. This charge related to (i) employee separation packages, including severance pay, benefits continuation and outplacement costs amounting to $3.2 million, of which $3.1 million was charged to operating expense and $0.1 million to cost of product revenue, (ii) a $1.9 million charge for a termination agreement related to our Moorestown, New Jersey facility, and (iii) a $0.6 million charge related to the consolidation of our Chelmsford, Massachusetts facility for rent associated with the portion of the facility that is no longer being used.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Year Ended July 31,		Variance in Dollars	Variance in Percent
	2011	2010
Interest and other income, net	$1,950	$5,592	$(3,642)	(65%)

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

As a result of having realized substantial accumulated net operating losses, we determined that it is more likely than not that our deferred tax assets may not be realized. Therefore, we maintain a full valuation allowance. If we generate sustained future taxable income against which these tax attributes may be applied, some or all of the net operating loss carryforwards may be utilized and the valuation allowance reversed. If the valuation allowance is reversed, portions would be recorded as an increase to paid-in capital and the remainder would be recorded as a reduction in income tax expense.

Liquidity and Capital Resources

Year Ended July 31, 2012

Total cash, cash equivalents and investments were $439.4 million at July 31, 2012, compared to $441.4 million at July 31, 2011. Included in the July 31, 2012 balances were cash and cash equivalents of $136.7 million, compared to $60.8 million at July 31, 2011. The increase in cash and cash equivalents of $75.9 million was primarily attributable to cash provided by investing activities of $76.4 million and cash provided by financing activities of $2.4 million offset by cash used in operating activities of $2.9 million.

Net cash provided by investing activities was $76.4 million and consisted of net maturities of investments of $78.1 million, offset by purchases of property and equipment of $1.7 million.

Net cash used in operating activities was $2.9 million. Net loss was $13.0 million and included non-cash charges, including share-based compensation of $3.8 million, an inventory provision of $0.6 million, depreciation and amortization of $2.8 million and asset impairment charge of $0.8 million. Accounts receivable decreased to $7.8 million at July 31, 2012 from $8.8 million at July 31, 2011. The decrease was primarily due to the timing of shipments within the fourth quarter of fiscal 2012 and service contract renewals. Our accounts receivable and days sales outstanding are impacted primarily by the timing of shipments, collections performance and timing of support contract renewals. Deferred revenue decreased to $9.3 million at July 31, 2012 from $10.9 million at July 31, 2011. The decrease resulted from the timing of service contract renewals.

Net cash provided by financing activities was $2.4 million resulting from the proceeds from the exercise of employee stock options.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $439.4 million as of July 31, 2012. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including certificates of deposits and government securities. As of July 31, 2012, $235.0 million of investments with maturities of less than one year were classified as short-term investments. Based on our current expectations, we anticipate that some portion of our existing cash and cash equivalents and investments may be consumed by operations. Certain investments have unrealized losses and the Company’s intent and ability is to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our accounts receivable, while not considered a primary source of liquidity, represent a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of July 31, 2012, more than 50% of our accounts receivable balance was attributable to two of our customers. As of July 31, 2012, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. On September 19, 2012, the Board approved a special cash distribution to the Company’s stockholders of $10.00 per share of common stock, par value $0.001 per share, or approximately $288.8 million in the aggregate. The special cash distribution will be paid on October 11, 2012 to stockholders of record as of October 1, 2012. We currently intend to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments remaining following the payment of the special cash distribution.

We believe that our cash, cash equivalents and investments remaining following the payment of the special cash distribution will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

At July 31, 2012, our future contractual obligations, which consist of contractual commitments for operating leases and inventory and other purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating leases	$3,727	$1,607	$2,032	$88	$—
Inventory and other purchase commitments	5,533	5,533	—	—	—

Total	$9,260	$7,140	$2,032	$88	$—

Payments made under operating leases will be accounted for as rent expense. Payments made for inventory purchase commitments will initially be capitalized as inventory, and will subsequently be charged to cost of revenue as the inventory is sold or otherwise disposed of.

Reserves for unrecognized tax benefits of $1.7 million have not been included in the above table because the periods of cash settlement with the respective tax authority cannot be reasonably estimated.

Recent Accounting Pronouncements

On June 16, 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires companies to report components of comprehensive income in either: (1) a continuous statement of comprehensive income; or (2) two separate consecutive statements. In addition, in December 2011, the FASB issued an amendment which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. ASU 2011-05 does not change the items that must be reported in other comprehensive income. ASU 2011-05 will be effective for the Company and its subsidiaries beginning August 1, 2012. The Company is currently considering the appropriate presentation upon adoption.

On May 12, 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which provides guidance on how (not when) to measure fair value and what disclosures to provide about fair value measurements. ASU 2011-04 expands previously existing disclosure requirements for fair value measurements, including disclosures regarding transfers between Level 1 and Level 2 in the fair value hierarchy currently disclosed. ASU 2011-04 was effective for the Company and its subsidiaries beginning January 29, 2012, the first day of our third fiscal quarter. The adoption of ASU 2011-04 did not have a material impact on the consolidated financial statements but resulted in the presentation of enhanced disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at July 31, 2012, the fair value of the portfolio would decline by approximately $0.1 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business is global, with international revenue representing 21% of total revenue in fiscal 2012. We expect that international sales may continue to represent a significant portion of our revenue. Generally, sales outside of the United States are denominated in U.S. dollars. In the future, to the extent that sales outside of the United States might be denominated in local currencies, exchange rate fluctuations in foreign currencies may have an impact on our financial results, although to date such impact has not been material. We are prepared to hedge against fluctuations in foreign currencies if the exposure is material, although we have not engaged in hedging activities to date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Sycamore Networks, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Sycamore Networks, Inc. and its subsidiaries at July 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

October 10, 2012

SYCAMORE NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	July 31, 2012	July 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$136,654	$60,765
Short-term investments	234,965	335,847
Accounts receivable, net of allowance for doubtful accounts of $42 at July 31, 2012 and $72 at July 31, 2011	7,785	8,764
Inventories, net	8,469	11,537
Prepaid expenses and other current assets	1,589	1,770

Total current assets	389,462	418,683
Property and equipment, net	4,276	5,978
Long-term investments	67,774	44,786
Other assets	422	290

Total assets	$461,934	$469,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,432	$1,664
Accrued compensation	2,836	2,325
Accrued warranty	1,072	1,140
Accrued expenses	2,248	1,889
Accrued restructuring costs	—	294
Deferred revenue	7,871	9,141
Other current liabilities	813	1,013

Total current liabilities	16,272	17,466
Long-term deferred revenue	1,469	1,812
Long-term liabilities	1,962	1,702

Total liabilities	19,703	20,980

Commitments and contingencies (Notes 5 and 12)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized, none issued and outstanding at July 31, 2012 and July 31, 2011	—	—
Common stock, $.001 par value; 250,000 shares authorized, 28,879 and 28,739 shares issued and outstanding at July 31, 2012 and July 31, 2011, respectively	29	29
Additional paid-in capital	1,589,357	1,583,124
Accumulated deficit	(1,146,882)	(1,133,958)
Accumulated other comprehensive loss	(273)	(438)

Total stockholders’ equity	442,231	448,757

Total liabilities and stockholders’ equity	$461,934	$469,737

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended July 31,
	2012	2011	2010
Revenue
Product	$34,096	$24,486	$44,655
Service	23,189	24,202	23,962

Total revenue	57,285	48,688	68,617

Cost of revenue
Product	16,601	14,408	21,955
Service	7,730	8,102	8,999

Total cost of revenue	24,331	22,510	30,954

Gross profit	32,954	26,178	37,663

Operating expenses:
Research and development	27,190	26,619	31,685
Sales and marketing	10,444	10,755	10,942
General and administrative	8,759	8,194	9,098
Asset impairments	790	—	1,076
Restructuring	(271)	—	5,625

Total operating expenses	46,912	45,568	58,426

Loss from operations	(13,958)	(19,390)	(20,763)
Interest and other income, net	1,098	1,950	5,592

Loss before income taxes	(12,860)	(17,440)	(15,171)
Income tax expense (benefit)	64	358	(366)

Net loss	$(12,924)	$(17,798)	$(14,805)

Net loss per share:
Basic	$(0.45)	$(0.62)	$(0.52)
Diluted	$(0.45)	$(0.62)	$(0.52)
Weighted average shares outstanding:
Basic	28,807	28,567	28,422
Diluted	28,807	28,567	28,422
Cash distribution paid per common share	$—	$6.50	$10.00

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, July 31, 2009.	28,424	$28	$2,040,317	$(1,101,355)	—	$—	$1,435	$940,425

Net loss.	—	—	—	(14,805)	—	—	—	(14,805)
Unrealized loss on investments and other	—	—	—	—	—	—	(820)	(820)

Total comprehensive loss								(15,625)
Issuance of common stock under employee and director stock plans	13	—	233	—	—	—	—	233
Cash distribution	—	—	(284,320)	—	—	—	—	(284,320)
Treasury stock purchases	—	—	—	—	6	—	—	—
Treasury stock retirement	(6)	—	—	—	(6)	—	—	—
Share-based compensation expense	—	—	3,290	—	—	—	—	3,290

Balance, July 31, 2010.	28,431	$28	$1,759,520	$(1,116,160)	—	$—	$615	$644,003

Net loss.	—	—	—	(17,798)	—	—	—	(17,798)
Unrealized loss on investments and other	—	—	—	—	—	—	(1,053)	(1,053)

Total comprehensive loss								(18,851)
Issuance of common stock under employee and director stock plans	308	1	6,299	—	—	—	—	6,300
Cash distribution	—	—	(185,446)	—	—	—	—	(185,446)
Share-based compensation expense	—	—	2,751	—	—	—	—	2,751

Balance, July 31, 2011.	28,739	$29	$1,583,124	$(1,133,958)	—	$—	$(438)	$448,757

Net loss.	—	—	—	(12,924)	—	—	—	(12,924)
Unrealized gain on investments and other	—	—	—	—	—	—	165	165

Total comprehensive loss								(12,759)
Issuance of common stock under employee and director stock plans	140	—	2,444	—	—	—	—	2,444
Share-based compensation expense	—	—	3,789	—	—	—	—	3,789

Balance, July 31, 2012.	28,879	$29	$1,589,357	$(1,146,882)	—	$—	$(273)	$442,231

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended July 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(12,924)	$(17,798)	$(14,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,755	3,563	6,393
Share-based compensation	3,789	2,751	3,290
Asset impairments	790	—	1,076
Adjustments to provisions for excess and obsolete inventory	596	1,151	905
Adjustments to allowance for doubtful accounts	(30)	—	—
Loss on disposal of equipment	—	—	24
Changes in operating assets and liabilities:
Accounts receivable	1,009	5,404	(1,308)
Inventories	2,284	(1,733)	3,734
Prepaid expenses and other current assets	49	171	514
Deferred revenue	(1,613)	(3,895)	(685)
Accounts payable	(232)	(1,227)	527
Accrued expenses and other liabilities	862	(711)	(1,867)
Accrued restructuring costs	(294)	(204)	(2,011)

Net cash used in operating activities	(2,959)	(12,528)	(4,213)

Cash flows from investing activities:
Purchases of property and equipment	(1,655)	(2,752)	(811)
Purchases of investments	(308,872)	(663,516)	(427,294)
Proceeds from maturities and sales of investments	386,931	814,291	473,125

Net cash provided by investing activities	76,404	148,023	45,020

Cash flows from financing activities:
Payment of cash distribution to common stockholders	—	(185,446)	(284,320)
Proceeds from exercise of stock options	2,444	6,300	233

Net cash provided by (used in) financing activities	2,444	(179,146)	(284,087)

Net increase (decrease) in cash and cash equivalents	75,889	(43,651)	(243,280)
Cash and cash equivalents, beginning of year	60,765	104,416	347,696

Cash and cash equivalents, end of year	$136,654	$60,765	$104,416

Supplemental cash flow information:
Cash paid for income taxes	$257	$193	$323

The accompanying notes are an integral part of the consolidated financial statements.

SYCAMORE NETWORKS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

The Company operates in one industry segment serving two market areas, bandwidth management and mobile broadband optimization. We develop and market Intelligent Bandwidth Management solutions for fixed line and mobile network operators worldwide and provide services associated with such products. Our current and prospective customers include domestic and international wireline and wireless network service providers, utility companies, large enterprises, multiple systems operators and government entities (collectively referred to as “service providers”). Our existing bandwidth management portfolio of optical switches, multiservice cross-connects and multiservice access platforms serve applications that extend across the network infrastructure, from multiservice access and regional backhaul to the optical core. We also develop and market a mobile broadband optimization solution designed to help mobile operators reduce congestion in mobile access networks. We believe our products enable network operators to efficiently and cost-effectively provision and manage network capacity to support a wide range of converged services such as voice, video and data. As used in these Notes to the Consolidated Financial Statements, “Sycamore,” “we,” “us,” or “our” refers collectively to Sycamore Networks, Inc. (the “Company”) and its subsidiaries.

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

Cash Distributions and Reverse Stock Split

On December 22, 2010, the Company made a cash distribution to its stockholders of $6.50 per share of its common stock, par value $0.001, $185.4 million in the aggregate. As a result of having an accumulated deficit, the cash distribution was recorded as a reduction to additional paid in capital.

On December 15, 2009, the Company made a cash distribution to its stockholders of $1.00 per share of its common stock, par value $0.001, $284.3 million in the aggregate (or $10.00 per share of common stock after giving effect to the following reverse stock split) and, at the close of business on December 21, 2009, the Company effected a 1-for-10 reverse stock split of its common stock whereby every ten shares of its issued and outstanding common stock at the effective time were combined into one share of common stock. All periods presented in this report have been adjusted to give effect to the reverse stock split. As a result of having an accumulated deficit, the cash distribution was recorded as a reduction to additional paid in capital.

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

See Note 14: “Subsequent Event” for additional information regarding cash distributions.

Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original or remaining maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those investments. The Company would recognize an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As of July 31, 2012 and 2011, aggregate cash and cash equivalents and short and long term investments consisted of (in thousands):

July 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$136,654	$—	$—	$136,654
Government securities	302,695	66	(22)	302,739

Total	$439,349	$66	$(22)	$439,393

July 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$60,765	$—	$—	$60,765
Corporate securities	26,819	37	—	26,856
Government securities	353,907	27	(157)	353,777

Total	$441,491	$64	$(157)	$441,398

At July 31, 2012, contractual maturities of the Company’s investment securities were as follows (in thousands):

	Amortized Cost	Fair Market Value
Less than one year	$234,937	$234,965
Due in one to three years	67,758	67,774

Total	$302,695	$302,739

The following tables provide the breakdown of the investments with unrealized losses at July 31, 2012 and 2011 (in thousands):

July 31, 2012

	Less than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Government securities	$96,449	$(22)	$—	$—	$96,449	$(22)

Total	$96,449	$(22)	$—	$—	$96,449	$(22)

July 31, 2011

	Less than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
Government securities	$283,591	$(157)	$—	$—	$283,591	$(157)

Total	$283,591	$(157)	$—	$—	$283,591	$(157)

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

Share-Based Compensation

The Company accounts for share-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company has estimated the fair value of share-based options on the date of grant using the Black Scholes pricing model, which is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rate and expected dividends. The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

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

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method, based upon the following asset lives:

Computer and telecommunications equipment .	2 to 3 years
Computer software .	3 years
Furniture and office equipment .	5 years
Leasehold improvements .	Shorter of lease term or useful life of asset

The cost of significant additions and improvements is capitalized and depreciated while expenditures for maintenance and repairs are charged to expense as incurred. Costs related to internal use software are capitalized. Upon retirement or sale of an asset, the cost and related accumulated depreciation of the assets are removed from the accounts and any resulting gain or loss is reflected in the determination of net income or loss. See Note 4: “Property and Equipment”

Research and Development and Software Development Costs

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

Concentrations and Significant Customer Information

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, investments and accounts receivable. The Company invests its excess cash primarily in deposits with commercial banks, high-quality corporate securities and U.S. government securities. For the year ended July 31, 2012, three customers accounted for 21%, 16% and 12% of the Company’s revenue. For the year ended July 31, 2011, two customers accounted for 14% and 11% of the Company’s revenue. For the year ended July 31, 2010, three customers accounted for 13%, 12% and 12% of the Company’s revenue. The Company generally does not require collateral for sales to customers, and the Company’s accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. At July 31, 2012, more than 55% of the Company’s accounts receivable balance was attributable to two customers. At July 31, 2011, more than 52% of the Company’s accounts receivable balance was attributable to five customers.

Allowance for Doubtful Accounts

The Company evaluates its outstanding accounts receivable balances on an ongoing basis to determine whether an allowance for doubtful accounts should be recorded. Activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	Year Ended July 31,
	2012	2011	2010
Beginning balance	$72	$72	$72
Adjustment	(30)	—	—
Write off	—	—	—

Ending balance	$42	$72	$72

Accumulated Other Comprehensive Loss

For all periods presented, the unrealized gain or loss on investments is included in accumulated other comprehensive loss. For foreign subsidiaries where the functional currency is the local currency, assets and liabilities are translated into U.S. dollars at the current exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during each period. Translation adjustments for these subsidiaries, which are immaterial for all periods presented, are included in accumulated other comprehensive income (loss).

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period less unvested restricted stock. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended July 31,
	2012	2011	2010
Net loss	$(12,924)	$(17,798)	$(14,805)
Denominator:
Weighted-average shares of common stock outstanding	28,807	28,567	28,432
Weighted-average shares subject to repurchase	—	—	(10)

Shares used in per-share calculation—basic	28,807	28,567	28,422

Weighted-average shares of common stock outstanding	28,807	28,567	28,422
Weighted common stock equivalents	—	—	—

Shares used in per-share calculation—diluted	28,807	28,567	28,422

Net loss per share:
Basic	$(0.45)	$(0.62)	$(0.52)

Diluted	$(0.45)	$(0.62)	$(0.52)

Options to purchase 2.5 million, 1.4 million and 2.9 million shares of common stock have not been included in the computation of diluted net loss per share for the years ended July 31, 2012, 2011 and 2010 because their effect would have been antidilutive.

Segment Information

The Company’s chief operating decision maker is its President and Chief Executive Officer. Decisions regarding resource allocation and assessing performance are made at the Company level, as one segment. For the year ended July 31, 2012, the geographical distribution of revenue was as follows: United States – 79%, United Kingdom – 6%, and all other countries – 15%. For the year ended July 31, 2011, the geographical distribution of revenue was as follows: United States – 67%, Netherlands – 9%, and all other countries – 24%. For the year ended July 31, 2010, the geographical distribution of revenue was as follows: United States – 62%, Korea – 13%, and all other countries – 25%. Long-lived assets consisting of property and equipment are primarily located in the United States and China.

Recent Accounting Pronouncements

On June 16, 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires companies to report components of comprehensive income in either: (1) a continuous statement of comprehensive income; or (2) two separate consecutive statements. In addition, in December 2011, the FASB issued an amendment which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. ASU 2011-05 does not change the items that must be reported in other comprehensive income. ASU 2011-05 will be effective for the Company and its subsidiaries beginning August 1, 2012. The Company is currently considering the appropriate presentation upon adoption.

On May 12, 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU

2011-04”), which provides guidance on how (not when) to measure fair value and what disclosures to provide about fair value measurements. ASU 2011-04 expands previously existing disclosure requirements for fair value measurements, including disclosures regarding transfers between Level 1 and Level 2 in the fair value hierarchy currently disclosed. ASU 2011-04 was effective for the Company and its subsidiaries beginning January 29, 2012, the first day of our third fiscal quarter. The adoption of ASU 2011-04 did not have a material impact on the consolidated financial statements but resulted in the presentation of enhanced disclosures.

3.    Inventories

Inventories consisted of the following at July 31, 2012 and 2011 (in thousands):

	2012	2011
Raw materials	$3,462	$4,398
Work in process	1,082	2,193
Finished goods	3,925	4,946

Total	$8,469	$11,537

4.    Property and Equipment

Property and equipment consisted of the following at July 31, 2012 and 2011 (in thousands):

	2012	2011
Computer software and equipment	$69,517	$69,690
Land	3,000	3,000
Furniture and office equipment	775	1,856
Leasehold improvements	5,204	5,983

	78,496	80,529
Less accumulated depreciation	(74,220)	(74,551)

Total	$4,276	$5,978

Depreciation expense was $2.6 million, $3.3 million and $6.1 million for the years ended July 31, 2012, 2011 and 2010, respectively.

The Company owns approximately 102 acres of land in Tyngsborough, Massachusetts.

The Company is required to test the recoverability of certain long-lived assets when indicators of impairment are present. In connection with the Company’s pursuit of strategic alternatives, the Company conducted an assessment for recoverability of its long-lived assets in the fourth quarter of fiscal 2012. The Company utilized the cost approach which was supplemented and supported by market research to determine fair value. This approach incorporated the use of historical costs, published trends, market supported depreciation curves and adjustments, including level of asset customization, to estimate fair value. The Company concluded that the net book value of its property and equipment exceeded its estimated fair value. As a result, the Company recorded an asset impairment charge of $0.8 million.

In conjunction with the workforce reduction and early lease termination plans initiated during fiscal 2009 and fiscal 2010, the Company recorded an asset impairment charge of $1.1 million in fiscal 2010 related to certain fixed assets. These fixed assets were no longer being utilized by the Company.

5.    Commitments

Operating Leases

Rent expense under operating leases was $2.0 million, $1.9 million and $2.0 million for the years ended July 31, 2012, 2011 and 2010, respectively. As of July 31, 2012, future minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

2013	$1,607
2014	1,006
2015	1,026
2016	88
Thereafter	—

Total future minimum lease payments .	$3,727

There is also $5.5 million in inventory and other purchase commitments which apply to fiscal year 2013.

6.    Income Taxes

The following table presents the components of our provision (benefit) for income taxes (in thousands):

	July 31,
	2012	2011	2010
Current:
Federal	$(30)	$134	$(611)
State	4	19	14
Foreign	231	127	289

	205	280	(308)

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(141)	78	(58)

	(141)	78	(58)

Total tax provision (benefit)	$64	$358	$(366)

A reconciliation between the statutory federal income tax and the Company’s actual tax provision follows (in thousands):

	July 31,
	2012	2011	2010
Statutory federal income tax benefit .	$(4,500)	$(6,104)	$(5,310)
State taxes, net of federal benefit .	(407)	(560)	(485)
Research and development credits	—	—	(281)
Valuation allowance .	4,545	6,625	6,101
Federal tax refund	—	—	(831)
Other .	426	397	440

Tax provision (benefit)	$64	$358	$(366)

The components of the Company’s net deferred tax assets at July 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$288,381	$284,269
Credit carryforwards	21,457	21,467
Restructuring and related accruals	4,442	4,405
Accrued expenses	810	847
Share based compensation expense	5,035	4,000
Capital loss carryforwards	783	934
Depreciation	5,646	5,829
Other, net	6,411	6,602

Total net deferred tax assets	332,965	328,353

Valuation allowance	(332,748)	(328,277)

Net deferred tax assets	$217	$76

Substantially all of the loss before income taxes as shown in the Consolidated Statement of Operations for the years ended July 31, 2012, 2011 and 2010 is derived in the United States. Certain foreign wholly owned subsidiary companies are compensated on a cost plus basis resulting in the recognition of foreign taxable income and tax expense.

During the years ended July 31, 2012, 2011 and 2010, the Company did not record a current tax benefit for the net operating losses due to the Company’s substantial losses.

The Company is currently open to audit under statutes of limitation by the Internal Revenue Service, various foreign jurisdictions, and state jurisdictions for the fiscal years ended July 31, 2006 through July 31, 2012. However, limited adjustments can be made to federal and state tax returns in earlier years in order to reduce net operating loss carryforwards.

As of July 31, 2012, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $815.6 million and $151.9 million, respectively. The federal and state net operating loss carryforwards will expire at various dates through 2032. The Company also has federal and state research and development credit carryforwards of approximately $11.2 million and $10.3 million, respectively, which begin to expire in 2020 and 2014, respectively.

The occurrence of ownership changes, as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), is not controlled by the Company, and could significantly limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income. The Company completed an updated Section 382 study through July 31, 2011 and the results of this study showed that no ownership change within the meaning of the Code had occurred through July 31, 2011 that would limit the annual utilization of available tax attributes.

The Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets and has established a valuation allowance of $332.7 million and $328.3 million as of July 31, 2012 and July 31, 2011, respectively, for such assets, which are comprised principally of net operating loss carryforwards, research and development credits and stock based compensation. The Company recorded an increase to the valuation allowance during the year ended July 31, 2012 of $4.5 million and a $0.7 million decrease in the valuation allowance during the year ended July 31, 2011, which offset the change in the net deferred tax assets. The increase in the valuation allowance for the year ended July 31, 2012 was primarily related to an increase in available net operating loss carryforwards and stock based compensation. The decrease in the valuation allowance for the year ended July 31, 2011 was primarily related to a reduction in the stock based compensation and capital loss carryover deferred tax assets.

Included in the net operating loss carryforwards are stock option deductions of approximately $125.0 million. The benefits of these stock option deductions approximate $47.8 million and will be credited to additional paid-in capital when realized. As of July 31, 2012, the Company had net operating loss carryforwards of approximately $7.1 million related to the exercise of stock options subsequent to the adoption of fair value accounting. This amount represents the excess benefit and has not been included in the gross deferred tax asset reflected for net operating losses. The benefit of approximately $2.7 million will be credited to additional paid-in capital when the Company recognizes a cash savings.

As of July 31, 2012, the total amount of unrecognized tax benefit is $1.7 million. If recognized, the entire amount would impact the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2012	2011	2010
Beginning balance	$1,702	$1,568	$1,349
Increase for current year	137	134	219
Reductions related to expiration of statute of limitations	(166)	—	—

Ending balance	$1,673	$1,702	$1,568

As of July 31, 2012 and July 31, 2011, the total amount of accrued interest and penalties related to uncertain tax positions is $0.5 million and $0.4 million, respectively. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international, and state income taxes.

7.    Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors (the “Board”) has the authority to issue up to 5,000,000 shares of preferred stock without stockholder approval in one or more series and to fix the rights, preferences, privileges and restrictions of ownership. No shares of preferred stock were outstanding at July 31, 2012 or July 31, 2011.

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

8.    Share-Based Compensation

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations for the years ended July 31, 2012, 2011 and 2010 (in thousands):

	July 31,
	2012	2011	2010
Cost of product revenue	$164	$185	$237
Cost of service revenue	454	281	272
Research and development	1,519	848	1,092
Sales and marketing	749	719	924
General and administrative	903	718	765

Net compensation expense	$3,789	$2,751	$3,290

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2012, 2011 and 2010. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	July 31,
	2012	2011	2010
Expected option term(1)	5.8 years	6.1 years	5.2 years
Expected volatility factor (2)	46.9%	44.5%	39.2%
Risk-free interest rate (3)	1.3%	2.4%	2.2%
Expected annual dividend yield (4)	0.0%	0.0%	0.0%

(1)	Historical data on exercise patterns is the basis for estimating the expected life of an option.
(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	Excludes cash distributions that reduce additional paid in capital.

Stock Incentive Plans

The Company has outstanding equity awards issued under legacy equity plans, including the 1999 Stock Incentive Plan (the “1999 Plan”) and the 1999 Non-employee Director Stock Option Plan (the “1999 Director Plan”). Each of these equity incentive plans remains in effect and has awards outstanding. Since January 6, 2009 new equity awards have been, and the Company also has outstanding equity awards, issued under the Company’s 2009 Stock Incentive Plan (the “2009 Plan”) and the Company’s 2009 Non-employee Director Stock Option Plan (the “2009 Director Plan”).

2009 Stock Incentive Plan

The 2009 Plan was approved by the Company’s Board on November 10, 2008 and became effective upon the approval of the Company’s stockholders on January 6, 2009. The 2009 plan has a ten year term. The 2009

Plan reserves 2,800,000 shares of common stock for issuance of awards, subject to increase by the number of shares granted under the Company’s 1998 and 1999 Plans that are not exercised or are forfeited, lapse or expire to the extent such shares would otherwise again have been available for issuance under such plans. In addition, any shares subject to an award granted under the 2009 Plan that are not exercised or are forfeited, lapse or expire also will be available for future grants of awards under the 2009 Plan. The number of shares available for issuance under the 2009 Plan is subject to adjustment in the event of a merger, stock split, stock dividend, and certain other changes in capitalization, including special cash distributions.

The 2009 Plan authorizes grants of awards including incentive stock options, nonqualified stock options, restricted stock, restricted stock units, performance awards and other awards to officers, directors, employees and consultants of the Company. Subject to certain restrictions, the Compensation Committee of the Board has broad discretion to: (i) interpret and construe the relevant provisions of the 2009 Plan; (ii) to determine which individuals are eligible to receive awards under the Plan; and (iii) to determine the terms and conditions for awards under the Plan, including the number of shares, vesting conditions and any required service criteria. Under the 2009 Plan, stock options may not be granted with an exercise price less than the fair market value of the underlying shares of commons stock on the date of grant. Option awards have a maximum term of ten years and generally vest over a three to five year period. Certain change in control transactions may cause awards granted under the 2009 Plan to vest at an accelerated rate unless the awards are assumed or substituted for in connection with the transaction. As of July 31, 2012, a total of 2,414,430 shares were available for grant under the 2009 Plan.

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

The 2009 Director Plan reserves 120,000 shares of common stock for issuance of awards, subject to increase by the number of shares granted under the Company’s 1999 Director Plan that are not exercised, expire or otherwise terminate to the extent such shares would otherwise again be available for issuance under the 1999 Director Plan. In addition, shares subject to an option granted under the 2009 Director Plan that are not exercised, expire or otherwise terminate without delivery of any common stock subject thereto also will be available for future grants of stock options under the 2009 Director Plan. Our Compensation Committee of the Board administers the 2009 Director Plan and, subject to certain restrictions contained in the Plan, has the power to construe it and to adopt rules and regulations for the administration of the Plan. Stock options under the 2009 Director Plan have a maximum ten year term and may not be granted with an exercise price less than the fair market value of the underlying shares of common stock on the date of grant. Certain change in control transactions will cause awards granted under the 2009 Plan to vest at an accelerated rate unless the awards are assumed or substituted for in connection with the transaction. As of July 31, 2012, 48,690 shares were available for grant under the 2009 Director Plan.

Stock Option Activity

Stock option activity under all of the Company’s stock plans during the year ended July 31, 2012 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at July 31, 2011	2,993,840	$20.33	5.59

Options granted	17,875	18.37
Options exercised	(140,485)	17.40
Options canceled	(729,940)	21.91

Outstanding at July 31, 2012	2,141,290	$19.96	6.03

Options vested and expected to vest	2,098,875	$19.95	5.97

Options exercisable at end of period	1,524,776	$19.80	5.06

The weighted average fair value of stock options granted on dates of grant was $8.21, $9.62 and $12.91 during fiscal years 2012, 2011 and 2010, respectively.

The intrinsic value of stock options exercised, calculated as the difference between the market value of the shares on the exercise date and the exercise price of the option, was $0.3 million, $1.6 million, and $0.2 million for fiscal years 2012, 2011 and 2010, respectively.

The total cash received from employees as a result of employee stock option exercises during fiscal years 2012, 2011 and 2010 was $2.4 million, $6.3 million, and $0.2 million, respectively.

As of July 31, 2012, there was $4.8 million of total unrecognized compensation cost related to nonvested, share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.

9.    Employee Benefit Plan

The Company sponsors a defined contribution plan covering substantially all of its domestic employees which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. Company matching contributions of $0.1 million were made to the plan during fiscal 2010. Effective January 2, 2010, the plan was amended to change the Company’s matching contribution to a discretionary matching contribution. No discretionary matching contribution has been made since the amendment.

10.    Restructuring Charges

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

The Company has completed its cash restructuring payments. A roll-forward of the restructuring accrual since July 31, 2010 is summarized below (in thousands):

	Accrual Balance at July 31, 2010	Additions	Adjustments	Payments	Accrual Balance at July 31, 2011
Workforce reduction	$—	$339		$272	$67
Facility consolidations and certain other costs	498	—		271	227

Total	$498	$339		$543	$294

	Accrual Balance at July 31, 2011	Adjustments	Payments	Accrual Balance at July 31, 2012
Workforce reduction	$67	$—	$67	$—
Facility consolidations	227	(227)	—	—

Total	$294	$(227)	$67	$—

11.    Fair Value Measurements

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of the Company measured at fair value on a recurring basis as of July 31, 2012, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	July 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash Equivalents	$136,654	$136,654	$—	$—
Government Obligations	302,739	302,739	—	—

Total assets	$439,393	$439,393	$—	$—

Cash Equivalents

Cash equivalents of $136.7 million consisting of money market funds and U.S. government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Government Obligations

Available-for-sale securities of $302.7 million consisting of U.S. government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

12.    Commitments and Contingencies

Litigation

Derivative Lawsuit

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

On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court (the “Supreme Court”). Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) was stayed for ninety days. On April 5, 2011, Appellant filed a petition for writ of certiorari in the Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision. On April 15, 2011, the underwriters filed a petition for writ of certiorari with the Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the statute of limitations issue. On June 27, 2011, the Supreme Court denied Simmonds’ petition regarding the demand issue and granted the underwriters’ petition relating to the statute of limitations issue. The Supreme Court heard oral arguments on November 29, 2011. On March 26, 2012, the Supreme Court vacated the Ninth Circuit’s holding that petitioner’s claims were not time-barred, and remanded the cases to the District Court for proceedings consistent with the Supreme Court’s opinion. On June 7, 2012, the mandate of the Ninth Circuit was formally entered. On June 11, 2012, Plaintiffs voluntarily dismissed the case with prejudice as to the adequacy-of-the-pre-suit demand issue, and without prejudice as to all other issues.

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

Guarantees

As of July 31, 2012, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations, indemnifications for intellectual property infringement claims and indemnifications for officers and directors.

In the normal course of business, the Company may also agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company with respect to certain matters. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements at July 31, 2012 or July 31, 2011 as the Company believes the fair value is not material.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not limited; however, the Company has directors and officers insurance coverage that reduces its exposure and may enable the Company to recover a portion of any future amounts paid. The Company did not incur any expense under these arrangements in fiscal year 2012 or fiscal year 2011. Due to the Company’s inability to estimate its liabilities in connection with these agreements, the Company has not recorded a liability for these agreements at July 31, 2012 or July 31, 2011. The Company maintains insurance policies whereby certain payments may be recoverable.

Warranty Liability

The Company records a warranty liability for parts and labor on its products at the time revenue is recognized. Warranty periods are generally three years from installation date. The estimate of the warranty liability is based primarily on the Company’s historical experience in product failure rates and the expected material and labor costs to provide warranty services.

The following table summarizes the activity related to the product warranty liability (in thousands):

	Year Ended July 31,
	2012	2011
Beginning Balance	$1,140	$1,720
Accruals for warranties during the period	238	203
Settlements	(306)	(451)
Adjustments	—	(332)

Ending Balance	$1,072	$1,140

13.    Selected Quarterly Financial Data (Unaudited)

Consolidated Statement of Operations Data:

(in thousands, except per share amounts)

	October 29, 2011	January 28, 2012	April 28, 2012	July 31, 2012
Revenue	$15,380	$13,184	$11,922	$16,799
Cost of revenue	6,262	5,435	5,455	7,179

Gross profit	9,118	7,749	6,467	9,620

Operating expenses:
Research and development	6,485	7,048	7,187	6,470
Sales and marketing	2,670	2,557	2,465	2,752
General and administrative	1,985	2,140	2,066	2,568
Asset Impairment	—	—	—	790
Restructuring	(271)	—	—	—

Total operating expenses	10,869	11,745	11,718	12,580

Loss from operations	(1,751)	(3,996)	(5,251)	(2,960)
Interest and other income, net	234	391	240	233

Loss before income taxes	(1,517)	(3,605)	(5,011)	(2,727)
Income tax expense (benefit)	97	89	80	(202)

Net loss	(1,614)	(3,694)	(5,091)	(2,525)

Basic and diluted net loss per share	$(0.06)	$(0.13)	$(0.18)	$(0.09)

Consolidated Statement of Operations Data:

(in thousands, except per share amounts)

	October 30, 2010	January 29, 2011	April 30, 2011	July 31, 2011
Revenue	$11,709	$12,157	$11,863	$12,959
Cost of revenue	6,885	5,117	4,881	5,627

Gross profit	4,824	7,040	6,982	7,332

Operating expenses:
Research and development	7,311	6,239	6,434	6,635
Sales and marketing	2,600	2,643	2,898	2,614
General and administrative	2,126	2,030	2,106	1,932

Total operating expenses	12,037	10,912	11,438	11,181

Loss from operations	(7,213)	(3,872)	(4,456)	(3,849)
Interest and other income, net	768	470	400	312

Loss before income taxes	(6,445)	(3,402)	(4,056)	(3,537)
Income tax expense	94	103	80	81

Net loss	$(6,539)	$(3,505)	$(4,136)	$(3,618)

Basic and diluted net loss per share .	$(0.23)	$(0.12)	$(0.14)	$(0.13)

Quarterly basic and diluted net loss per share may not add up to the annual amount due to rounding.

14.    Subsequent Events

On September 19, 2012, the Company’s Board of Directors approved a special cash distribution to the Company’s stockholders of $10.00 per share of common stock, par value $0.001 per share (the “Common Stock”), or approximately $288.8 million in the aggregate. Each stockholder of record on October 1, 2012 will be entitled to receive $10.00 in cash for each share of Common Stock held by such stockholder. The special cash distribution will be paid on October 11, 2012. As a result of having an accumulated deficit, the special cash distribution will be recorded as a reduction to additional paid in capital.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Sycamore;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Sycamore are being made only in accordance with authorizations of management and directors of Sycamore; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Sycamore’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, management concluded that, as of July 31, 2012, our internal control over financial reporting was effective based on those criteria.

Sycamore’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as July 31, 2012, as stated in their report that appears on page 41 of this Form 10-K.

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

The information set forth under the heading “Executive Officers of the Registrant” in Part I hereof and set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2012, is incorporated herein by reference.

We have adopted a business code of ethics and corporate governance that applies to all executive officers, directors and employees of Sycamore, which is available on our website at www.sycamorenet.com. Copies are also available in print to stockholders upon request to Sycamore Networks, Inc., Attn: Secretary, 220 Mill Road, Chelmsford, MA 01824. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the business code of ethics and corporate governance by posting such information on our website, at the address specified above, unless a Form 8-K is otherwise required by applicable rules of the NASDAQ Global Select Stock Market.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the heading “Executive Officers of the Registrant” in Part I hereof and set forth under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2012, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the heading “Equity Compensation Plan Information” in Part II hereof and under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” appearing in the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2012, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Certain Relationships and Related Transactions” and “Director Independence” appearing in the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2012, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Principal Accounting Fees and Services” and “Audit Committee Pre-Approval Policy” appearing in the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2012, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

The financial statements listed in the accompanying Index to Consolidated Financial Statements on page 42 are filed as part of this report.

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

*10.7	Form of Amended Change in Control Agreement between Sycamore Networks, Inc. and Executive Officers of Sycamore Networks, Inc. dated as of December 18, 2008 (18)

*10.8	Sirocco Systems, Inc. 1998 Stock Plan (4)

+10.9	Manufacturing Services Agreement between Sycamore Networks, Inc. and Plexus Services Corp. (7)

10.10	Lease Agreement between Sycamore Networks, Inc. and New Boston Mill Road Limited Partnership dated March 8, 2000 (3)

+10.11	Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint (8)

Number	Exhibit Description

+10.12	Exhibit I dated February 25, 2004 to the Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint (9)

+10.13	Master Purchase Agreement for Technical Equipment and Related Services dated April 22, 2004 between Sycamore Networks, Inc. and Sprint/United Management Company, including Amendment No. 1 dated June 29, 2004 and Amendment No. 2 dated July 19, 2004 (10)

+10.14	Amendment No. 1 to Manufacturing Services Agreement between Sycamore Networks, Inc. and Plexus Services Corp. dated July 26, 2004 (10)

*10.15	Letter Agreement between Sycamore Networks, Inc. and Alan Cormier (11)

+10.16	Agreement for the Provision of Hardware, Software, Training, Support and Maintenance and Project Management Services to Vodafone Limited between Vodafone Limited and Sycamore Networks, Inc. dated November 16, 2000, as amended by amendments 1 through 5 (11)

+10.17	Amendment No. 2 dated March 29, 2005, and effective as of October 1, 2004, to the Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint (12)

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

January 6, 2004 (13)

+10.20	Agreement for the Provision of Hardware, Software, Training, Support and Maintenance and Project Management Services to Vodafone Libertel N.V. dated June 12, 2002 (13)

+10.21	Amendment No. 1 dated February 2, 2004 to Agreement for the Provision of Hardware, Software, Training, Support and Maintenance and Project Management Services to Vodafone Libertel N.V. dated June 12, 2002 (13)

+10.22	Purchase Agreement between Sycamore Networks Inc., Chelmsford, MA, USA and Siemens AG Munich, Germany dated June 13, 2002, as amended as of August 8, 2005 (14)

*10.23	Letter Agreement between Sycamore Networks, Inc. and John B. Scully dated September 6, 2006. (16)

*10.24	Relocation Offer and Agreement between Sycamore Networks, Inc. and John B. Scully dated May 4, 2007. (16)

*10.25	Relocation Offer and Agreement between Sycamore Networks, Inc. and John B. Scully dated January 26, 2009 (20)

+10.26	First Amendment to Lease between Sycamore Networks, Inc. and Lakn Marlton Associates, LLC dated February 14, 2006 (16)

10.27	Eastern Research, Inc. Stock Option Plan (16)

*10.28	Amendment Number 1 to the Non-Qualified Stock Option Agreement with Kevin Oye, dated April 29, 2002 (16)

10.29	Letter Agreement between Sycamore Networks, Inc. and Paul F. Brauneis dated October 12, 2007 (17)

10.30	Letter Agreement between Sycamore Networks, Inc. and Paul F. Brauneis dated October 12, 2007 (17) Form of 2009 Stock Incentive Plan Non-Qualified Stock Option Agreement for Executive Officers (23)

Number	Exhibit Description

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635) filed with the Commission on August 6, 1999, as amended.
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 1999 filed with the Commission on December 13, 1999.
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630) filed with the Commission on February 17, 2000, as amended.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2000 filed with the Commission on October 24, 2000.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Commission on March 13, 2001.
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2001 filed with the Commission on June 12, 2001.
(7)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2003 filed with the Commission on October 21, 2003.
(8)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 24, 2004 filed with the Commission on February 12, 2004.
(9)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 24, 2004 filed with the Commission on May 13, 2004.
(10)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2004 filed with the Commission on August 23, 2004.
(11)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 29, 2005 filed with the Commission on February 25, 2005.
(12)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 filed with the Commission on September 19, 2005, as amended.
(13)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2005 filed with the Commission on October 11, 2005, as amended.

(14)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2005 filed with the Commission on November 29, 2005.
(15)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Commission on August 4, 2006.
(16)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2006 filed with the Commission on June 21, 2007.
(17)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Commission on November 28, 2007.
(18)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Commission on December 23, 2008.
(19)	Incorporated by reference to Sycamore Networks, Inc.’s Registrations Statement on Form S-8 (Registration Statement No. 333-1569599) filed with the Commission on January 6, 2009.
(20)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2009 filed with the Commission on September 29, 2009.
(21)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Commission on December 21, 2009.
(22)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2010 filed with the Commission on September 24, 2010.
(23)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011.
*	Denotes a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
+	Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b)	Exhibits

The Company hereby files as part of this Form 10-K the exhibits listed in the Exhibit Index beginning on page 71.

(c)	Financial Statement Schedules:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Chelmsford, Commonwealth of Massachusetts, on this 10th day of October 2012.

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

Signature	Title	Date

/S/ GURURAJ DESHPANDE	Chairman of the Board of Directors	October 10, 2012
Gururaj Deshpande

/S/ DANIEL E. SMITH	President, Chief Executive Officer and Director	October 10, 2012
Daniel E. Smith

/S/ PAUL F. BRAUNEIS Paul F. Brauneis	Chief Financial Officer, Vice President, Finance and Administration, and Treasurer (Principal Financial and Accounting Officer)	October 10, 2012

	Director	October 10, 2012
Craig Benson

/S/ ROBERT E. DONAHUE	Director	October 10, 2012
Robert E. Donahue

/S/ JOHN W. GERDELMAN	Director	October 10, 2012
John W. Gerdelman