Form 10-K/A
period 2012-07-31
SYCAMORE NETWORKS INC
filed 2012-11-28
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

1. The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 28, 2012 was approximately $393,299,588.

2. As of November 17, 2012, there were 28,882,093 shares outstanding of the Registrant’s common stock, $0.001 par value.

EXPLANATORY NOTE

Sycamore Networks, Inc. (the “Company,” “we,” “us” or “our”), filed an Annual Report on Form 10-K for our fiscal year ended July 31, 2012 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”“) on October 10, 2012. Because we currently do not expect to file our definitive proxy statement for our 2012 Annual Meeting of Stockholders with the SEC within 120 days of the end of our fiscal year ended July 31, 2012, we are filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of including in Part III the information that was previously anticipated to be incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting of Stockholders. This Form 10-K/A amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K as well as the cover page thereof to update the number of shares of our common stock outstanding and to remove the statement that information is being incorporated by reference to our definitive proxy statement, or that if such proxy statement is not filed within 120 days of July 31, 2012, we will file an amendment to the Original Form 10-K to include such omitted Part III information.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits, and to reference the financial statements previously filed with the Original Form 10-K. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K, does not modify or update the other disclosures contained in the Original Form 10-K, and does not modify or amend the Original Form 10-K, except as specifically set forth in this Form 10-K/A. Accordingly, this Form 10-K/A should be read in conjunction with our Original Form 10-K and our other SEC filings.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Registrant

The information set forth under the heading “Executive Officers of the Registrant” in Part I of the Original Form 10-K is incorporated herein by reference.

Board of Directors of the Registrant

Set forth below are the names of the persons who were directors of the Company as of July 31, 2012 and their respective business backgrounds. In accordance with our Amended and Restated Certificate of Incorporation, as amended, our Board of Directors (the “Board”) is divided into three classes, each of whose members serve for a staggered three-year term. Each of the directors continues to serve as a director of the Company as of the date of this filing, and each will continue to hold office until the end of the three-year term related to the fiscal year in which their term expires and until his successor has been duly elected and qualified.

The following table sets forth for each director the year each such director was first elected a director, the age of each director, the positions currently held by each director, the annual meeting of stockholders at which each director’s current term will expire, and the class of each director.

Director’s Name and Year Director First Became a Director	Age	Position(s) Held	Annual Meeting for the fiscal year at which Term Expires	Class of Director
Gururaj Deshpande (1998)	61	Chairman of the Board of Directors	2013	II

Daniel E. Smith (1998)	63	President, Chief Executive Officer and Director	2014	III

Robert E. Donahue (2007)	64	Director	2012	I

Craig R. Benson (2007)	58	Director	2013	II

John W. Gerdelman (1999)	60	Director	2012	I

Business Experience of Directors

Daniel E. Smith has served as our President and Chief Executive Officer and as a member of our Board since October 1998. From June 1997 to July 1998, Mr. Smith was Executive Vice President and General Manager of the Core Switching Division of Ascend Communications, Inc., a provider of wide area network switches and access data networking equipment. Mr. Smith was also a member of the board of directors of Ascend during that time. From April 1992 to June 1997, Mr. Smith served as President and Chief Executive Officer and as a member of the board of directors of Cascade Communications Corp., a provider of wide area network switches.

Individual Qualifications:  We believe that Mr. Smith’s strong executive and financial management skills, combined with the deep understanding of our business and products he has acquired during his 14 years of service as President and Chief Executive Officer of Sycamore, make him an invaluable member of the Board.

Gururaj Deshpande co-founded the Company and has served as the Company’s Chairman of the Board since our inception in February 1998. In August 2007, Mr. Deshpande resigned as an employee of the Company, but he continues to serve as Chairman of the Board. Mr. Deshpande served as the Company’s Treasurer and

Secretary from February 1998 to June 1999 and as the Company’s President from February 1998 to October 1998. Before co-founding the Company, Mr. Deshpande co-founded Cascade Communications Corp., a provider of wide area network switches. From October 1990 to April 1992, Mr. Deshpande served as President of Cascade and, from April 1992 to June 1997, he served as Cascade’s Executive Vice President of Marketing and Customer Service. Mr. Deshpande was a member of the board of directors of Cascade since its inception and was chairman of the board of directors of Cascade from 1996 to 1997. Mr. Deshpande also served on the board of directors of Airvana, Inc., a provider of network infrastructure products used by wireless carriers, from May 2000 to April 2010, and currently serves as chairman of the board of directors of A123Systems, Inc., a supplier of high-power lithium ion batteries.

Individual Qualifications:  We believe that Mr. Deshpande’s long history with the Company, his vast experience as an entrepreneur, his exceptional understanding of technology within the communications industry, and his experience in management and on the board of directors of other companies make him particularly well-suited to be our Chairman of the Board.

Craig R. Benson has served as a director of the Company since October 2007. From January 2005 to the present, Mr. Benson has served as Chief Executive Officer of Radianse, Inc. (formerly known as Anseri Corporation), a private company that provides wireless networking and communication products and solutions. Mr. Benson also served as Chief Executive Officer of SoftDraw Investments LLC, a private investment firm, and also taught at Babson College during that period. From January 2003 through January 2005, Mr. Benson was Governor of the State of New Hampshire. From 1999 through 2002, Mr. Benson campaigned for Governor of New Hampshire, served as Chief Executive Officer of SoftDraw Investments LLC, and taught at Babson College. In 1983, Mr. Benson co-founded Cabletron Systems, Inc., a leading provider of networking solutions, and thereafter served as Chairman and Chief Executive Officer of that company until 1997 and again from 1998 to 1999.

Individual Qualifications:  We believe Mr. Benson’s qualifications to sit on our Board include his years of executive leadership at a large networking company, the leadership roles he has held in management and on the boards of other high-technology companies, as well as his significant prior experience in the political and academic arenas.

Robert E. Donahue has served as a director of the Company since July 2007. From November 2007 to August 2010, Mr. Donahue served as a member of the board of directors of Cybersource Corporation, a leading provider of electronic payment and risk management solutions. From August 2004 to November 2007, Mr. Donahue served as the President and Chief Executive Officer of Authorize.Net Holdings, Inc., a leading transaction processing company, before it was acquired by Cybersource Corporation in November 2007. Mr. Donahue also served as a member of Authorize.Net’s board of directors from January 2004 until November 2007. From October 2004 to June 2005, Mr. Donahue was a member of the board of directors of Concord Communications, Inc., a provider of automating technology management for Internet infrastructure. From November 2003 to January 2004, Mr. Donahue provided financial consulting services to KO Instruments, Inc., an electronic instruments manufacturer. From November 2002 until November 2003, Mr. Donahue was Vice President and General Manager, Americas After Market Solutions at Celestica, Inc., an electronics manufacturing services provider. Prior to that, Mr. Donahue held a variety of senior management positions at Manufacturers Services, Ltd., an electronics manufacturing services company, from 1997 to 2002.

Individual Qualifications:  Mr. Donahue’s years of executive leadership and management experience in the high-technology industry, his service on other public company boards, and his experience with mature and emerging technology companies have positioned him well to serve on our Board.

John W. Gerdelman has served as a director since September 1999. From March 2010 to June 2011, Mr. Gerdelman served as the president of Long Lines Limited, an innovative telecommunications provider serving business and residential customers in Northwest Iowa, and since June 2011 has served as a director of that company. From January 2004 to April 2010, Mr. Gerdelman was the Executive Chairman of Intelliden

Corporation, a provider of network management software solutions, before it was acquired by IBM. From April 2002 through December 2003, Mr. Gerdelman was the Chief Executive Officer of Metromedia Fiber Networks during its bankruptcy reorganization. From January 2000 through March 2002, Mr. Gerdelman worked with several new ventures as Managing Member of Mortonsgroup, LLC. From April 1999 through December 1999, Mr. Gerdelman was President and Chief Executive Officer of USA.Net Inc. Previously, Mr. Gerdelman had served as an Executive Vice President at MCI Corporation. Mr. Gerdelman also served on the board of directors of Proxim Wireless Corp., a broadband municipal network provider, from June 2004 to April 2010, and currently serves on the board of directors of Brocade Communications Systems, Inc., a storage area network company, and Owens and Minor, Inc., a leading distributor of medical and surgical supplies.

Individual Qualifications:  Mr. Gerdelman’s years of executive leadership and management experience in the high technology industry, his experience in the finance and accounting fields, his service on other public company boards and committees, and his more than 13 years of service as a director of Sycamore make him an invaluable member of our Board.

There are no family relationships among any of our directors or executive officers. None of the corporations or other organizations referred to above with which a director has been employed or otherwise associated is a parent, subsidiary or other affiliate of the Company.

Corporate Governance

Our corporate governance practices represent our firm commitment to corporate ethics, compliance with laws, financial transparency and reporting with objectivity and integrity. The Board has adopted Corporate Governance Guidelines, which include the charters of the Board’s standing committees and our Business Code of Ethics. The Corporate Governance Guidelines address, among other things, the composition and functions of the Board, director independence, Board committees, and selection of new directors. The Corporate Governance Guidelines are reviewed periodically and updated as necessary to reflect changes in regulatory requirements and evolving oversight practices.

Business Code of Ethics

We have a Business Code of Ethics, which is applicable to all of our directors, officers, employees and contractors. If we amend or waive the Business Code of Ethics with respect to a director or executive officer, we will make public disclosure of the amendment or waiver no later than four business days following such event by either posting the occurrence on our website or by filing a Current Report on Form 8-K (or other available document) with the SEC.

The Governance Guidelines, including the committee charters and the Business Code of Ethics, are available in the Investor Relations section (under Corporate Governance) of our website at www.sycamorenet.com. Copies are also available in print to stockholders upon request, addressed to Sycamore Networks, Inc., Attn: Corporate Secretary, 220 Mill Road, Chelmsford, Massachusetts 01824.

Board Leadership Structure

The Board does not have a formal policy on whether the roles of Chief Executive Officer and Chairman should be separate. Presently, the two positions are separate, a structure the Company has maintained since 1998. The Board believes that separating the roles of Chairman and Chief Executive Officer allows our Chief Executive Officer to focus on the Company’s day-to-day business while allowing our Chairman to lead the Board in oversight responsibilities. The Board does not have a lead independent director; however, at the conclusion of regularly scheduled Board meetings, the independent directors have the opportunity to and regularly meet outside the presence of management. In addition, only independent directors serve on the Audit Committee, Compensation Committee and Nominating Committee. The Board retains the authority to modify this structure to best address the Company’s particular circumstances, and to advance the best interests of the Company’s stockholders, as and when it deems appropriate.

Stockholder Communications with Directors

The Board has established a process to receive communications from stockholders. Stockholders may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual director or any group or committee, correspondence should be addressed to the Board or any such individual director or group or committee of directors by either name or title. All such correspondence should be sent “c/o Corporate Secretary” at Sycamore Networks, Inc., 220 Mill Road, Chelmsford, Massachusetts 01824.

All communications received as set forth in the preceding paragraph will be opened by the office of the Corporate Secretary for the sole purpose of determining whether the contents represent a message to our directors. Any contents that are not in the nature of advertising, promotions of a product or service, or patently offensive material will be forwarded promptly to the addressee. In the case of communications to the Board or any group or committee, the Secretary’s office will make sufficient copies of the contents to send to each director who is a member of the group or committee to which the envelope is addressed.

Board of Directors and Committees

During fiscal 2012, the Board held 13 meetings. Each director attended 75% or more of the aggregate meetings of the Board and committees held during the period for which he was a director or committee member, except for Mr. Benson, who attended 25% of the meetings of the Compensation Committee.

The Board currently has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating Committee. In addition to the standing committees, there may, from time to time, be occasions on which the Board may form a new committee or disband a current committee depending on the circumstances. The Board has determined that all of the current and former members of each of the Board’s three standing committees are independent as defined by the applicable listing requirements of NASDAQ. The members of the standing committees as of July 31, 2012 are identified in the following table:

Name of Director	Audit Committee	Compensation Committee	Nominating Committee
Gururaj Deshpande

Daniel E. Smith

Robert E. Donahue	Chair	X	X

Craig R. Benson	X	X

John W. Gerdelman	X	Chair	Chair

Audit Committee

The Audit Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, reviews the professional services provided by our independent registered public accounting firm, the independence of such independent registered public accounting firm from management and our annual and quarterly financial statements. The Audit Committee also reviews such other matters with respect to our accounting, auditing and financial reporting practices and procedures as it may find appropriate or may be brought to its attention. Mr. Gerdelman currently serves as the Financial Expert of the Audit Committee, as defined by rules of the Commission enacted under Section 407 of the Sarbanes-Oxley Act of 2002, and the Board has determined that Mr. Gerdelman is independent, as further discussed under “Director Independence” later in this Form 10-K/A. During fiscal 2012, the Audit Committee held nine meetings. The Audit Committee is governed by a charter, a current copy of which is available in the Investor Relations section (under Corporate

Governance) of our website at www.sycamorenet.com. A copy of the charter is also available in print to stockholders upon request, addressed to Sycamore Networks, Inc., Attn: Corporate Secretary, 220 Mill Road, Chelmsford, Massachusetts 01824.

Compensation Committee

The Compensation Committee is responsible for reviewing the compensation for our executive officers, approving salary and bonus levels for these individuals as well as all equity compensation awards under our stock plans. The objectives of the Compensation Committee are to ensure that executive officer compensation correlates with our business objectives and financial performance, and to enable us to attract, retain and reward executive officers who contribute to our long-term success. The Compensation Committee seeks to compensate executives in a manner consistent with our short-term and long-term performance goals and to recognize individual initiative and achievement among executive officers. The Compensation Committee is also responsible for administering our equity incentive plans and for reviewing and approving all equity compensation awards under those plans. The Compensation Committee has the authority to select, retain and terminate any compensation consultant the Committee may use to assist in the evaluation of executive officer and director compensation. Although the Compensation Committee may consider the recommendations of our Chief Executive Officer and other executive officers in determining executive compensation, the Committee retains overall responsibility for the compensation of our executive officers. During fiscal 2012, the Compensation Committee held eight meetings. For additional information concerning the Compensation Committee, see the “Compensation Committee Report” and the “Compensation Discussion and Analysis” later in this Form 10-K/A. The Compensation Committee is governed by a charter, a current copy of which is available in the Investor Relations section (under Corporate Governance) of our website at www.sycamorenet.com. A copy of the charter is also available in print to stockholders upon request, addressed to Sycamore Networks, Inc., Attn: Corporate Secretary, 220 Mill Road, Chelmsford, Massachusetts 01824.

Nominating Committee

The functions of the Nominating Committee include the following:

•	identifying and recommending to the Board individuals qualified to serve as directors;

•	recommending to the Board directors to serve on committees of the Board; and

•	advising the Board with respect to matters of Board composition and procedures.

The Nominating Committee is governed by a charter, a current copy of which is available in the Investor Relations section (under Corporate Governance) of our website at www.sycamorenet.com. A copy of the charter is also available in print to stockholders upon request, addressed to Sycamore Networks, Inc., Attn: Corporate Secretary, 220 Mill Road, Chelmsford, Massachusetts 01824.

In fiscal 2012, the Nominating Committee held six meetings.

The Nominating Committee will consider director candidates recommended by stockholders. In considering candidates submitted by stockholders, the Nominating Committee will take into consideration the needs of the Board and the qualifications of the candidate. The Nominating Committee may also take into consideration the number of shares held by the recommending stockholder and the length of time that such shares have been held. To have a candidate considered by the Nominating Committee, a stockholder must submit the recommendation in writing and must include the following information:

•	the name and address of the stockholder as they appear on the Company’s books;

•	the class and number of shares of the Company beneficially owned by the stockholder;

•	the name, age, business address of the nominee and, if known, the residence address of the nominee;

•	the principal occupation or employment of the nominee;

•	the number of shares of the Company beneficially owned by the nominee;

•	the candidate’s resume or a listing of his or her qualifications to be a director; and

•

any other information concerning the nominee that must be disclosed as to nominees in proxy solicitations pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, including the person’s consent to be named as a director if selected by the Nominating Committee and nominated by the Board.

In accordance with our Amended and Restated By-Laws, the stockholder recommendation and information described above must be delivered to, or mailed and received by, the Corporate Secretary not less than 70 days nor more than 90 days prior to the first anniversary of the preceding year’s annual meeting of stockholders.

The Nominating Committee believes that the minimum qualifications for serving as a director are that a nominee demonstrate, by significant accomplishment in his or her field, an ability to make a meaningful contribution to the Board’s oversight of our business and affairs and have a record and reputation for honest and ethical conduct in both his or her professional and personal activities. In addition, the Nominating Committee examines a candidate’s specific knowledge, experience and skills, time availability in light of other commitments, potential conflicts of interest and independence from management and the Company. The Nominating Committee seeks individuals with a variety of occupational and personal backgrounds to enhance the diversity of the Board in such areas as skill, expertise, experience and viewpoints and to ensure the Board benefits from a range of perspectives.

The Nominating Committee may use any number of methods to identify potential nominees, including personal, management and industry contacts, recruiting firms and, as described above, candidates recommended by stockholders. The Nominating Committee did not engage any third party recruiting firms to identify nominees in fiscal 2012.

Once a person has been identified by the Nominating Committee as a potential candidate, the Committee may collect and review publicly available information regarding the person to assess whether the person should be considered further. If the Nominating Committee determines that the candidate warrants further consideration, the Chairman or another member of the Committee would contact the person. Generally, if the person expressed a willingness to be considered and to serve on the Board, the Nominating Committee would request information from the candidate, review the person’s accomplishments and qualifications, including in light of any other candidates that the Committee might be considering, and conduct one or more interviews with the candidate. In certain instances, Committee members may conduct background checks, may contact one or more references provided by the candidate, may contact other members of the business community or other persons that may have greater first-hand knowledge of the candidate’s accomplishments, and may seek management input on the candidate. The Committee’s evaluation process does not vary based on whether or not a candidate is recommended by a stockholder, although, as stated above, the Board may take into consideration the number of shares held by the recommending stockholder and the length of time that such shares have been held.

Risk Oversight by the Board

Our Board plays an active role, as a whole and also at the Committee level, in overseeing management of our risks. The Board regularly reviews the Company’s business strategy, our competitive positioning, potential mergers and acquisitions, and the Company’s technology and market direction. The Board also reviews information regarding the Company’s actual and planned financial position and operational performance, as well as the risks associated with each. Our Compensation Committee is responsible for overseeing management of risks relating to our executive compensation plans and the Company’s equity award and other compensation plans, and determining that these plans do not incentivize executives and employees to take on an inappropriate level of risk. The Audit Committee oversees our financial reporting process and our systems of internal controls and reviews with management our major financial risk exposures and the steps taken to control such exposures. The Nominating Committee manages risks associated with the independence of our Board and potential conflicts of interests. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed through committee reports about such risks. Management also makes periodic presentations to the Board and committees of the Board (as circumstances warrant) regarding all types of material risks facing the Company. At these meetings, the Board discusses and reviews these risks and determines what, if any, new actions should be taken to mitigate these risks.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our outstanding shares of common stock (collectively, “Reporting Persons”) to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by regulations of the Commission to furnish us with copies of all such filings. Based on a review of the copies of such filings received by us with respect to the fiscal year ended July 31, 2012, we believe that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended July 31, 2012, except for each of Messrs. Benson, Gerdelman and Donahue who each failed to timely report one transaction required to be reported on Form 4 occurring in the fiscal year ended July 31, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This compensation discussion and analysis (“CD&A”) summarizes our philosophy and objectives regarding the compensation of our named executive officers, including how we determine the elements and amounts of compensation for these executive officers. Our Compensation Committee of the Board (the “Compensation Committee” or “Committee”) is responsible for determining, establishing and approving each element of compensation, including salary and all bonus, incentive, equity and other compensation for our named executive officers. Our Compensation Committee acts under a written charter that was adopted by the Board, which sets forth its responsibilities and duties, as well as requirements for the Committee’s composition and meetings. A copy of the charter is available in the Investor Relations section (under Corporate Governance) of our corporate web site at www.sycamorenet.com.

For purposes of this Form 10-K/A, the term “named executive officer” refers to all individuals who were serving or have served as our Chief Executive Officer and Chief Financial Officer during fiscal 2012, as well as those executive officers who are required to be listed in the Summary Compensation Table later in this Form 10-K/A. For fiscal 2012, our named executive officers were:

•	Daniel E. Smith, President and Chief Executive Officer

•	Paul F. Brauneis, Vice President of Finance and Administration, Chief Financial Officer and Treasurer

•	Kevin J. Oye, Vice President, Systems and Technology

•	John B. Scully, Vice President, Worldwide Sales and Support

•	Alan R. Cormier, General Counsel and Secretary

The discussion and analysis that follows should be read in conjunction with our tabular disclosures for the year ended July 31, 2012 and the “Compensation Committee Report” later in this Form 10-K/A.

Philosophy and Objectives

The Company operates in the highly competitive and rapidly changing telecommunications industry. Our compensation program for our named executive officers is designed to focus the activities and energies of our executive officers on the achievement of our short-term and long-term objectives and to attract and retain executive officers who possess the skills, knowledge and experience required to effectively manage the Company. We seek to attract, retain and motivate executive officers through a total compensation package that consists primarily of (i) base salary, (ii) annual variable cash incentive arrangements, and (iii) long-term, equity-based incentives. Additional components of our compensation program for named executive officers include participation in benefit plans that are generally available to all employees, severance provisions and change of control benefits.

Our executive officer compensation determinations are based on a review and consideration of many factors including the challenges associated with operating in our industry, our financial and strategic performance over the past year, our expectations for the current year, historical practice and the compensation practices of companies in our industry. Each of these factors is weighed to determine whether our compensation structure: (a) is competitive in the industry; (b) motivates executive officers to achieve our business objectives; and (c) sufficiently aligns the interests of executive officers with the long-term interests of stockholders. Our goal is to set executive officer total compensation at levels that are generally comparable to the market data, consistent with our goals, and appropriate in light of the executive officer’s experience level and expected contribution. We generally target total compensation for executive officers at or above the median of the market data from comparable companies, however, this target is only a guideline and may be varied in practice based on a number of factors such as the individual performance of the executive officer, our actual financial performance during the year, intensity of competition, the experience level, responsibilities and expected future contribution of the executive officer, and the importance of each position to the Company. Current Company strategy and general economic and business conditions affecting the Company and the market for executive officers are also considered. We typically do not rely upon rigid, pre-determined formulas or benchmarks for determining executive officer compensation and may consider any factor or combination of factors that we deem pertinent to our executive officer compensation decisions.

Stockholder Say on Pay

In January 2012, we held a stockholder advisory vote on executive compensation, commonly referred to as a say-on-pay vote. A substantial majority of holders of our issued and outstanding shares of common stock as of the record date for the meeting, approximately 95.7%, voted in favor of the compensation of our named executive officers as disclosed in our 2011 proxy statement. The Compensation Committee discussed the results of the advisory vote and believes this affirms stockholders’ support of our approach to executive officer compensation and, as a result, the Compensation Committee decided to retain our general approach and intends to continue to structure our compensation programs to align with short-term and long-term company financial performance and strategic objectives.

In addition to the advisory vote on executive compensation, we asked stockholders to vote on the frequency with which future advisory votes on executive compensation should occur. Holders of our issued and outstanding shares of common stock as of the record date for the meeting, representing approximately 51.33%, selected a triennial vote. Accordingly, the Board determined that we will hold an advisory stockholder vote on our executive compensation every three years until the next say-on-pay frequency vote.

The Impact of Economic and Business Conditions on Fiscal 2012 Compensation

Conditions impacting the markets for our intelligent bandwidth management and mobile broadband optimization products continued to result in significant economic uncertainty for our business. As a result of this uncertainty, we have responded with certain initiatives and actions in an effort to contain costs and preserve our financial position. These actions included the implementation of a company-wide salary freeze for our employees, including our named executive officers, in each of fiscal 2010 and 2011, and maintenance of all annual target bonuses at prior year levels. These adverse economic and business conditions generally continued into our fiscal 2012. As a result, our Compensation Committee, upon management’s recommendation, decided not to increase the base salaries or target bonus amounts for our named executive officers for fiscal 2012. The economic uncertainty relating to our business was also a significant factor in the Committee’s decision not to do a broad-based equity grant for our employees in fiscal 2012.

Process for Determining Executive Officer Compensation

In a typical year, our Chief Executive Officer, Mr. Smith, considers the compensation of executive officers in similar positions in our peer group and other comparable companies using, among other things, market surveys which generally report a range for each position, proxy statements filed by comparable companies, and other available market data and analysis. Mr. Smith then provides recommendations to the Committee for adjustment or maintenance of salary, bonus and equity levels for each individual executive officer, excluding himself, based on a qualitative and quantitative review of the competitive data, as well as consideration of other factors such as the executive officer’s individual performance and experience level, the scope and difficulty of the executive officer’s role, the Company’s financial performance during the prior fiscal year, and market conditions the Company expects to face in the current fiscal year. The Committee then carefully analyzes this information in light of its own current experience, access to compensation information and experience at other companies and on other boards. The Committee typically considers these factors, as well as any other factors it deems relevant to our executive officer compensation determinations, and sets the compensation for our executive officers.

In a given year, the Committee, in addition to considering the recommendations of Mr. Smith, may periodically consult with other members of senior management regarding particular aspects of executive officer compensation or for the purpose of gathering information. The Committee may also consult with our Chief Financial Officer or General Counsel in evaluating the financial, accounting, tax and legal implications of our various compensation programs, including programs applicable to our named executive officers. Except in the case of Mr. Smith, who typically participates in meetings at which the compensation of our executive officers is discussed, our executive officers do not attend or otherwise participate in Committee meetings concerning their compensation. With respect to the Chief Executive Officer, the Committee may discuss his compensation package with him, but all decisions regarding his compensation are made by the Committee in executive session, without Mr. Smith present.

Although the cash components of compensation for our executive officers are typically determined at the beginning of each fiscal year, the Committee may, at any time, review one or more components as necessary or appropriate to address changes in the market for executive services or special circumstances affecting the Company. Equity awards to our existing executive officers are usually granted in conjunction with broad-based grants to all our employees, the timing of which, to the extent they occur at all, may vary from year to year depending on a number of factors. For additional information regarding the timing of grants of equity incentives to our executive officers, see “Equity-Based Incentives” in this CD&A.

Process for Determining Executive Officer Compensation for Fiscal 2012.  As a result of the economic uncertainties and business conditions noted above, our process for evaluating and determining compensation for executive officers has been more abbreviated in recent years. Specifically, for each of fiscal 2010, 2011 and 2012, the Committee decided to freeze the target cash compensation for our executive officers at prior year levels. As a result of this decision, neither Mr. Smith nor the Committee considered any competitive compensation data in determining the cash components of compensation for our named executive officers during those years. The Committee did retain an independent compensation consultant for the limited purpose of evaluating certain equity awards that were granted to our named executive officers in fiscal 2011, however, in light of the decision not to grant equity awards to our named executive officers in fiscal 2012, the Committee did not retain a compensation consultant for any purpose in fiscal 2012. Our process for determining executive officer compensation otherwise remained unchanged from prior years.

Role of Compensation Consultants

In performing its duties, the Committee may obtain input, as it deems necessary, from outside professional consulting firms. On those occasions where the Committee has engaged a compensation consultant, the Committee has used Radford Surveys+Consulting (“Radford”) to provide a competitive review and assessment of our executive officer compensation program. Radford has occasionally provided advice to management and the Committee regarding other compensation matters over the years, but has not provided any such services to the Company since fiscal 2010. Radford reports directly to the Committee rather than to management, although Radford may communicate with members of senior management from time to time for the purpose of gathering information at the direction of the Committee. Radford utilizes its own methodology to assess our executive officer compensation program, which includes making recommendations on adjustments to our peer group of comparable companies, gathering data from various Radford/AON benchmark compensation surveys, and reviewing proxy filings and other publicly available information to assess the base salary, bonus and equity components of our executive officer compensation. The Committee typically takes Radford’s analysis, as well as the recommendations of Mr. Smith, into account when determining the compensation for our executive officers.

As a result of the economic uncertainties and business conditions noted above, the Committee determined that our named executive officers would not receive a base salary increase or an increase in annual cash incentive compensation for fiscal 2012. As a result, the Committee decided not to engage Radford with respect to compensation analysis or decisions relating to fiscal 2012 compensation for our executive officers.

How We Use Competitive Data and Other Factors Affecting Compensation Determinations

While we periodically look to the competitive compensation data as an indication of current market practices and believe it can be useful as a comparative tool, we do not “benchmark” compensation for our executive officers or otherwise consider ourselves constrained to set the compensation for our executive officers by the compensation levels of executive officers occupying similar positions in our peer group. Rather, we believe that a successful compensation program requires consideration of a range of factors that may not be reflected in the competitive data. Typically, judgments relating to the impact of these factors involve qualitative, rather than quantitative evaluations. Some of these factors include:

•	the experience level and expected future contribution of the executive officer,

•	our actual financial performance during the prior year,

•	the scope and strategic impact of the executive officer’s responsibilities, including the importance of each position to the Company relative to our peer companies,

•	principles of internal equity in pay,

•	current and expected future market conditions,

•	issues relating to recruitment and retention of key executive officers and,

•	for each executive officer (other than Mr. Smith), the evaluations and recommendations of Mr. Smith.

In any given year, other factors may be relevant to our executive officer compensation determinations. In general, we do not assign relative weights or ranking to these factors. Instead, we rely on the experience and knowledge of the Committee members, as well as Mr. Smith, to assess their impact. In making such judgments, Mr. Smith regularly communicates with the Committee regarding our goals, progress toward achievement of those goals, and any compensation issues that may arise during the course of the year. Mr. Smith also provides the Committee, and in particular, the Committee Chair, with recommendations regarding the compensation for our executive officers (other than himself), which typically include discussion of his evaluations of each executive officer’s performance and expected future contribution. The Committee historically has given considerable weight to Mr. Smith’s recommendations based on his direct knowledge of the executive officer’s performance and contributions. In the end, we rely as much on our historical evaluation practice and the experience and judgment of the Committee members as any other factor and, in all cases, the Committee reserves the right, in its sole discretion, to set or modify the compensation for our executive officers as it sees fit.

Chief Executive Officer Compensation

Mr. Smith has served as our President and Chief Executive Officer since October 1998. As was the case for our other named executive officers, the Committee determined that Mr. Smith’s fiscal 2012 compensation should remain unchanged and, accordingly, set his base salary at $275,000. In addition, as in prior years, the Committee did not establish a performance bonus plan for Mr. Smith, and he did not receive any other bonus in fiscal 2012. Upon review of Mr. Smith’s long-term equity incentives, the Committee determined that Mr. Smith’s current stock holdings continued to adequately align his interests with those of the stockholders and, therefore, he was not granted any stock options or restricted stock in fiscal 2012. (See “Security Ownership of Certain Beneficial Owners and Management” later in this Form 10-K/A for information on Mr. Smith’s current stock holdings).

The Committee continues to believe that Mr. Smith’s annual compensation remains well below the market rate for chief executive officers of comparable companies. Mr. Smith’s below market compensation is primarily due to his affirmative requests over the years that the Committee refrain from increasing his compensation, requests the Committee historically had honored prior to increasing his base salary in fiscal 2009.

In light of Mr. Smith’s requests over the years not to increase his compensation, the Committee historically has not used his compensation package as a benchmark against which to measure the compensation packages of our other executive officers. The Committee continues to believe that evaluating the compensation of our other executive officers against Mr. Smith’s compensation would be inappropriate given his significantly below market annual compensation, his substantial equity holdings in the Company, and his affirmative requests in prior years regarding his compensation. For this same reason, most of the principles and objectives outlined in this CD&A are directed at compensation determinations for named executive officers other than Mr. Smith.

Elements of Compensation and Allocation

The principal components of the compensation packages for our named executive officers consist of (i) base salary, (ii) variable cash incentives tied to our short-term and long-term corporate financial and strategic objectives, and (iii) long-term, equity-based incentives. We believe that each of these elements is essential to attracting and retaining experienced and motivated executive officers who are able to successfully manage our operations, strategic direction and financial performance, particularly given the intensely competitive and rapidly changing telecommunications industry in which we operate.

In evaluating the overall mix of compensation for our named executive officers, the Committee typically does not rely on pre-determined formulas for weighting different elements of compensation or for allocating between long-term and short-term compensation, but instead seeks to develop comprehensive compensation packages that emphasize attainment of our short-term and long-term objectives and are reflective of the executive officer’s abilities, experience level and contributions to the Company. Although there are no set formulas for allocating among the various types of compensation, the Committee generally endeavors to provide executive officers with meaningful levels of variable incentives so that executive officers with the highest levels of responsibility have the greatest amount of compensation at risk. Accordingly, while the Committee generally has limited the relative difference in base compensation among our executive officers, the Committee’s practice has been to target variable compensation in amounts that vary based on the executive officer’s scope of responsibility and the expected contribution of the executive officer. Consistent with that philosophy, the Committee has weighted the variable component of compensation more heavily in determining the compensation for the positions of Chief Financial Officer, Vice President of Systems and Technology and Vice President of Worldwide Sales and Support than for other executive officer positions. These roles were held by Mr. Brauneis, Mr. Oye and Mr. Scully, respectively, in fiscal 2012.

Base Salaries

Base salaries for our named executive officers are evaluated annually to reflect the executive officer’s experience, skills, knowledge and overall performance, as well as competitive market conditions. In reviewing base salary, the Committee considers a number of factors including (i) the recommendations of Mr. Smith based on his first-hand evaluations of executive officer performance, (ii) scope of responsibilities and years of experience, (iii) principles of internal equity among executive officers, (iv) expected contribution of the executive officer, and (v) current and expected future market conditions. The Committee may also consider any market and peer group data collected by our independent compensation consultant in assessing and determining base salaries, although, for the reasons discussed above, no such data was consulted in 2012. The base salary of an executive officer is evaluated together with the other components of his compensation to ensure that the executive officer’s total compensation is consistent with our overall compensation philosophy.

Fiscal 2012 Base Salaries.  As a result of the adverse economic and business conditions noted above, the Committee did not make any base salary adjustments for our named executive officers for fiscal 2012. Accordingly, actual annual base salaries for our named executive officers remained unchanged from the prior year and were set at $275,000 for Mr. Brauneis, $275,000 for Mr. Oye, $238,000 for Mr. Cormier and $245,000 for Mr. Scully.

Variable Cash Compensation

We use annual variable cash compensation incentive arrangements in the form of target bonuses to focus the activities and energies of our named executive officers toward the accomplishment of our financial and strategic goals. Because awards granted under these arrangements are performance-based, the targets set by the Committee encourage executive officers to help us meet and exceed our current and future financial and strategic goals, while also providing appropriate rewards for individual performance. The variable cash compensation arrangements for our named executive officers are evaluated, discussed and approved by the Committee based on input from Mr. Smith and, in certain years, an analysis of the competitive compensation data provided by our independent compensation consultant. For fiscal 2012, however, the Committee did not consult any competitive data.

Each of our named executive officers (excluding Mr. Smith) was eligible to participate in our fiscal 2012 target bonus program. The target bonuses are based on achievement of a combination of corporate financial and individual performance objectives that vary based on the executive officer’s role and responsibilities. The corporate financial performance targets are formulaic, usually relate to specific internal corporate revenue and income targets for the fiscal year, and are subject to a minimum threshold requirement before any bonus is awarded. To help ensure that bonus awards are appropriate in size and consistent with our pay for performance philosophy, target bonuses based on the corporate financial objectives are subject to a maximum payout of 150% of the target. Calculations for amounts above the minimum and below the maximum amounts for the corporate financial objectives are determined on a pro-rata basis.

The individual performance targets are typically based on achievement of certain corporate strategic objectives and other factors tied directly to the performance of the executive officer. There are no minimum achievement thresholds for receipt of bonuses in connection with the individual performance objectives, although the target amounts set by the Committee usually represent the maximum amount an executive officer can receive for that element of the bonus.

All elements of the target bonuses are determined and paid on a quarterly basis. Although the Committee is responsible for establishing and approving each element of the target bonuses for executive officers, Mr. Smith determines whether and the extent to which the performance targets have been met. With respect to assessments of achievement of the individual performance objectives for named executive officers, Mr. Smith makes such determinations and typically exercises discretion in the course of doing so.

In establishing the amount of the target bonuses for executive officers, Mr. Smith and the Committee typically evaluate the executive officer’s total cash compensation in light of the competitive compensation data and other factors and, depending on the executive officer’s position and responsibilities, set the target at anywhere from 15% to 60% of base salary. For the position of Vice President of Worldwide Sales and Support, the variable component of compensation is usually set at approximately 100% of base salary, which the Committee believes is appropriate in light of the market data and our requirements and objectives for the position. For fiscal 2012, the target bonuses for Mr. Brauneis, Mr. Oye and Mr. Cormier represented 55%, 56%, and 21% of their respective annual base salaries. Mr. Scully’s variable target incentive represented 98% of his annual base salary.

Performance-Based Bonuses for Fiscal 2012.  In establishing the cash compensation of our named executive officers, the Committee, at the recommendation of the management team and in light of then-current economic and business conditions, decided to freeze target bonus levels at the fiscal 2011 levels for each of our named executive officers. Accordingly, for fiscal 2012, the target bonus amounts remained unchanged from fiscal 2011 and were as follows: $150,000 for Mr. Brauneis, $155,000 for Mr. Oye, $50,000 for Mr. Cormier, and $240,000 for Mr. Scully. For Mr. Brauneis, 50% of his target bonus was tied to the achievement of our quarterly financial targets for revenue and net income, and 50% was tied to the achievement of individual performance objectives, including planned improvements in business practices and progress on various profitability initiatives. For Mr. Oye, 50% of his target bonus was tied to the achievement of our quarterly financial targets for revenue and operating income, and 50% was tied to individual objectives relating to management of product development and strategic initiatives at the Company. For Mr. Cormier, 50% of his target bonus was tied to the achievement of our quarterly financial targets for revenue and operating income, and 50% was tied to the achievement of individual performance objectives, including management of corporate governance and compliance, and providing support in connection with strategic projects. Each of the net income and operating income targets excluded the impact of stock compensation expense and other items that we believed to be extraordinary or otherwise appropriate to exclude. All of the corporate financial targets were subject to a minimum threshold requirement of 75% of the relevant target before any bonus was earned and a maximum payout of 150% of the target. Attainment of between 75% and 150% of the target was calculated on a pro-rata basis.

Mr. Scully’s target bonus remained at $240,000 for fiscal 2012. As in prior years, and consistent with our goals for the position, Mr. Scully’s bonus was based exclusively on the achievement of corporate financial targets. As Vice President of Worldwide Sales and Support, a significant percentage of Mr. Scully’s 2012 target bonus was tied to the achievement of our fiscal 2012 plan for revenue, with the remainder tied to the achievement of various margin targets of the Company. Bonuses payable under the revenue component of Mr. Scully’s plan were calculated using multipliers based on different levels of achievement of the Company’s fiscal 2012 operating plan. The margin targets excluded the impact of stock compensation expense and other previously identified items that we believed to be extraordinary or otherwise appropriate to exclude. Although the revenue target for Mr. Scully’s plan was not subject to a minimum threshold requirement or a maximum payout, the margin targets were subject to a 75% achievement threshold and a 150% maximum payout, with achievement of between 75% and 150% of the target calculated on a pro-rata basis.

All of the corporate financial objectives were based on our internal operating plan for fiscal 2012. Because the corporate financial targets were set according to the Company’s fiscal 2012 operating plan, they were designed to be achievable but, in the view of the Committee, required strong performance by our named executive officers in order to accomplish them. The Committee believed there was a reasonable likelihood of achievement of the relevant individual performance targets, although payment of bonuses on those elements was by no means guaranteed. Based on our actual financial results and Mr. Smith’s determination of achievement of their respective individual objectives, Mr. Brauneis, Mr. Oye and Mr. Cormier each achieved 115% of their respective target bonuses, and Mr. Scully achieved 116% of his target bonus.

The Committee believes that the fiscal 2012 bonuses received by our executive officers were appropriate in size and consistent with the compensation philosophy stated above.

Discretionary Bonus Awards.  We typically do not award discretionary cash bonuses to our executive officers, although we may from time to time award such bonuses. These bonus awards, when awarded, usually relate to specific achievements or accomplishments that are distinct from or above and beyond an executive officer’s goals and objectives for the year. The Committee did not award any discretionary cash bonuses to our named executive officers in fiscal 2012.

Equity-Based Incentives

We believe that equity awards have played a key role in enabling us to achieve our long-term financial and strategic objectives. Our equity incentive compensation program is designed to recognize scope of responsibilities, reward performance, motivate future performance and align the interests of executive officers with our stockholders. In particular, we believe equity awards are critical in helping us to attract, retain and motivate outstanding and highly skilled individuals in an industry and a geographic region where many of our competitors have devoted significant resources to hiring and retaining talented employees. In addition, equity compensation aligns the interests of management and stockholders with a view toward creating long-term stockholder value.

Equity awards to our named executive officers are generally granted on commencement of employment or as part of a broad-based grant for eligible employees. The Committee may also from time to time grant equity awards to an executive officer in connection with a promotion, change in job responsibility, individual achievement, or to encourage retention. Broad-based grants have been more limited in recent years due to several factors, which include our varying financial performance and the significant changes to our employee population that occurred as a result of our various restructuring initiatives.

To maximize the retention value of awards, our equity awards are granted subject to vesting requirements. Stock options for newly hired executive officers typically vest over five years, with 20% vesting upon the first anniversary of the date of grant and the remainder vesting in equal installments over the following 16 quarters. Stock options granted in connection with our broad-based awards historically have vested in equal quarterly installments over a period of three years. In fiscal 2011, however, the Committee, in an effort to enhance the near-term retention value of our fiscal 2011 broad-based stock option awards, opted to delay the initial vesting of those awards for one year, with the remainder vesting in equal quarterly installments over the remaining two years. In general, the Committee believes that the vesting schedules for our awards create an incentive for executive officers to focus on long-term results and promote retention by requiring the executive officer to remain with us in order to receive all of the awards.

2009 Stock Incentive Plan.  In fiscal 2009, the Board adopted and our stockholders approved the 2009 Stock Incentive Plan (the “2009 Plan”). Upon effectiveness of the 2009 Plan in January 2009, we agreed not to make further awards under our prior equity incentive plans. The 2009 Plan includes a number of features not present in our prior plans, including a requirement that stock options be granted with a per share exercise price equal to the fair market value of our common stock on the date of grant, limitations on vesting periods and acceleration of awards, and a prohibition on repricing of stock options without stockholder approval. Under the 2009 Plan, our executive officers, employees, directors and consultants are eligible to receive incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance awards and other awards. Subject to certain restrictions, the Compensation Committee has broad discretion to (i) interpret and construe the relevant provisions of the 2009 Plan, (ii) to determine which individuals are eligible to receive awards under the plan and (iii) to determine the terms and conditions for awards under the plan, including the number of shares, vesting conditions and any required service criteria. Certain change of control transactions may cause awards granted under the 2009 Plan to vest at an accelerated rate unless the awards are assumed or substituted for in connection with the transaction.

Types of Awards.  To date, the Committee has exclusively granted stock options (as opposed to full value awards such as restricted stock) to our executive officers. The Committee has periodically considered including grants of restricted stock and other types of awards as part our equity incentive compensation program for executive officers, but to date has elected to grant only stock options to executive officers. The Committee believes stock options encourage executive officers to focus on value creation over the long term, as no benefit is realized from the options unless the price of our common stock appreciates over a number of years.

Determining the Size of Individual Stock Option Grants.  In determining the amount of long-term equity incentives to be awarded to our executive officers, the Committee takes into account, among other things, the executive officer’s position and responsibilities, the executive officer’s past performance and expected future contribution, the number and exercise price of vested and unvested options held by the executive officer, the value of the executive officer’s current holdings of our common stock, and the long-term equity incentive awards made to individuals in similar positions at other comparable companies in our industry. Based on these factors, the Committee determines the amount of long-term equity incentives at levels it considers appropriate to create a meaningful opportunity for stock ownership. The weight given to each of these factors varies among individuals at the Committee’s discretion.

Equity Award Policy.  The Board has approved a Policy on Granting Equity Awards (“Equity Award Policy”) that sets forth our policies and procedures for granting equity awards to all our employees, including awards to our named executive officers. The Equity Award Policy provides, among other things, that (1) only the Board or the Compensation Committee may grant equity awards, (2) all equity awards to employees must be approved at a meeting of the Compensation Committee or the Board, and (3) no additions or changes may be made to the list of approved equity awards after the list has been approved by the Compensation Committee or the Board. In addition, both our Equity Award Policy and the 2009 Stock Incentive Plan require that the exercise price per share for all option awards be the closing price of our common stock on the date of grant.

Timing of Equity Grants.  Beginning in fiscal 2007, we instituted a practice of granting equity awards according to a pre-determined Compensation Committee meeting schedule, which is established at or about the end of the prior fiscal year. Within that framework, equity awards may be granted regardless of whether we are in a designated window in which employees may buy or sell our shares; however, our Equity Award Policy requires that broad-based grants to employees and executive officers may only be made on a date which is not less than five days after the release of our quarterly or annual earnings and when our insider trading window is open. In addition, any employee or executive officer on a then currently active restricted trading list pursuant to our Insider Trading and Blackout Period Policy is excluded from participating in the broad-based equity award. For new hire grants, the Equity Award Policy provides that grants of stock options to Section 16 officers (or individuals that the Committee expects will become a Section 16 officer on or within a relatively short period of time after their start date) are subject to the prior approval of the Committee at a meeting which must be held on or prior to the Section 16 officer’s start date. The grant date of the new hire stock options in such cases is the Section 16 officer’s first day of employment. Subject to the limitations noted above, there is no policy or practice prohibiting grants of equity-based awards when we are in possession of material, non-public information.

Fiscal 2012 Equity Grants.  The Committee did not award any stock options or other equity awards to our named executive officers in fiscal 2012. Upon management’s recommendation, the Committee made a decision not to do a broad-based annual equity grant for our employees in fiscal 2012. The recommendation from management was based on a number of factors, and included the current economic environment and its effect on the telecommunications industry and our business, as well as the Committee’s recent broad-based equity grant to employees in the third quarter of fiscal 2011.

Severance Arrangements and Change of Control Agreements

In addition to compensation packages designed to remunerate our employees for service and performance, we also provide severance and change of control provisions for our employees, including for our named executive officers.

Basic Severance.  In order to recruit executive officers and encourage retention of employees, we believe it is appropriate and necessary to provide assurance of severance payments if we terminate the executive officer’s employment under certain circumstances.

Each of our employees, including each of our named executive officers, is eligible to receive benefits pursuant to our Separation Pay Plan under the Employee Retirement Income Security Act of 1974 (“Separation Pay Plan”). The Separation Pay Plan is applicable to all employees in the event that the individual’s employment is terminated involuntarily, as defined in the plan. The Separation Pay Plan generally supersedes the provisions of any other agreement an executive officer may have regarding payments to be made upon termination of employment, except that in the case of the executive officer’s termination in connection with a change of control of the Company, the terms of the executive officer’s change of control agreement apply.

The Separation Pay Plan’s severance benefits applicable to our named executive officers generally provide that they will be entitled to receive, upon execution of a release of claims and an agreement to abide by the post-employment obligations contained in their confidentiality and proprietary rights agreements, the following benefits: (i) one year’s base salary, (ii) payment of group health benefits for a period of one year, (iii) continued vesting of equity awards and extension of the period to exercise stock options for a period of one year, and (iv) the provision of outplacement services for six months. The Committee believes that the scope and size of the severance package for our named executive officers is reasonable and consistent with the severance packages offered by other companies in our industry.

Change of Control Agreements.  We consider maintaining a stable and effective management team to be essential to protecting and enhancing the best interests of the Company and our stockholders. To that end, we recognize that the possibility of a change of control or other acquisition event, and the uncertainty and questions it may raise among management, may adversely affect our ability to retain our key employees to the detriment of the Company and its stockholders. Accordingly, we have entered into agreements with our executive officers that would provide certain compensation and benefits as an incentive for the officer to remain in our employ and enhance our ability to call on and rely upon the officer in the event of a change of control. In extending these benefits, we considered a number of factors, including the prevalence of similar benefits adopted by other publicly traded companies in our industry.

Each of our current executive officers has entered into our standard form of change of control agreement with the Company. Except as noted below, all of the benefits payable to our executive officers under our change of control agreements are conditioned upon the occurrence of a “double trigger” event (meaning there must be both a change of control of the Company and a qualifying termination of employment). We believe this double trigger structure strikes an appropriate balance between the potential compensation payable and the recruitment and retention objectives described above. Specifically, in the event of a termination of the executive officer’s employment within 24 months of a change of control, either by the surviving entity without cause or by the officer due to a constructive termination, (1) all options and restricted stock of the officer shall immediately vest, (2) the officer shall be entitled to continued paid coverage under our group health plans for 18 months after such termination, (3) the officer shall receive the pro-rata portion of his performance bonus earned, if any, through the date of termination (or if not determinable, then a pro-rata portion of the officer’s annual target bonus, if any, for the year in which the termination occurs), (4) the officer shall receive an amount equal to 18 months of his base salary, (5) the officer shall receive an amount equal to 150% of his annual target bonus, if any, for the year in which the termination occurred, and (6) the officer shall be entitled to outplacement services at our expense for a period of 12 months. In addition, if a current executive officer is subject to any excise tax on amounts characterized as excess parachute payments due to the benefits provided under these agreements, the officer shall be entitled to reimbursement of up to $1,000,000 for any excess parachute excise taxes the officer may incur. The agreements also provide for the acceleration of one year’s worth of equity awards upon the occurrence of a change of control without termination of the executive officer (a “single trigger” event). That provision, however, is consistent with a benefit provided to all our employees under our equity incentive plans.

Under the change of control agreements with our executive officers, each executive officer agrees to execute a release of claims in a form satisfactory to us, to abide by our confidentiality and proprietary rights agreements and, for a period of one year after such termination, not to solicit our employees or customers.

For more details on the benefits and payouts under various termination scenarios, including in connection with a change of control, see “Potential Payments Upon Termination” and “Potential Payments in Connection with a Change of Control” later in this Form 10-K/A.

Benefits

We generally provide benefits to our named executive officers on the same basis as they are provided to all our employees, including health, dental and vision insurance, benefits pursuant to an employee assistance plan, medical and dependent care flex spending accounts, short-term and long-term disability, life insurance and a 401(k) plan. Participants in the 401(k) plan are permitted to contribute to the plan through payroll deductions within statutory and plan limits, and may select from a variety of investment options. Investment options do not include our common stock. In fiscal 2010, the Company suspended mandatory matching contributions under our 401(k) plan to instead provide for discretionary matching contributions. The Company has not authorized any discretionary matching contributions since that time. The Committee believes the Company’s benefits are generally competitive with those offered by companies with which we compete for employees.

We do not provide pension arrangements (other than our 401(k)) or post-retirement health coverage for executive officers or other employees. Historically, any perquisites we have provided to our named executive officers have been relatively limited in scope and of nominal value.

Stock Ownership Guidelines

At present, the Committee has not established any equity or security ownership requirements for our executive officers. The Committee believes that a significant portion of executive officer compensation should be issued in the form of long-term equity incentive awards to encourage a focus on growth, stock price appreciation, insider ownership of stock and retention of executive officers. The Company’s policy in this regard is reviewed annually as part of our regular review of our corporate governance policies and pay plans. Several of our executive officers have established trading plans pursuant to Rule 10b-5(1) of the Exchange Act to manage sales of their securities.

Fiscal 2013 Compensation

In light of current economic and business conditions, and our continuing focus on controlling costs, the Committee, upon management’s recommendation, decided that the base salaries and target bonus amounts for our executive officers for fiscal 2013 should again remain at prior year levels. In addition, as of the date of this filing, the Committee had not granted any equity awards to our named executive officers in fiscal 2013. Accordingly, the fiscal 2013 compensation for our named executive officers is as follows:

Fiscal 2013 Salaries.  The Committee approved annual base salaries for our current named executive officers in the amounts of $275,000 for Mr. Smith, $275,000 for Mr. Brauneis, $275,000 for Mr. Oye, $245,000 for Mr. Scully and $238,000 for Mr. Cormier. The base salaries are the same as the annual base salaries for these executive officers in each of fiscal 2010, 2011 and 2012.

Fiscal 2012 Variable Cash Compensation.  The Committee established target bonuses for each of our current named executive officers (excluding Mr. Smith) in the following amounts: $150,000 for Mr. Brauneis; $155,000 for Mr. Oye; $240,000 for Mr. Scully; and $50,000 for Mr. Cormier. The target amounts are the same as the fiscal 2010, 2011 and 2012 target bonus amounts for these executive officers. Like the 2012 bonus program, the 2013 bonus program includes a range of target bonus opportunities for different executive officers based in part on the executive officer’s role and responsibilities and are based upon the achievement of a combination of corporate financial and individual performance objectives. The objectives of the 2013 target bonus program are identical to the 2012 target bonus program, namely, to encourage executive officers to help us meet and exceed our current and future financial and strategic goals while also providing appropriate remuneration for individual performance.

The Committee reserves the right to make adjustments to its fiscal 2013 executive officer compensation based on any factor it deems appropriate, which may include improved business conditions and any changes to our strategic goals, including in the event that we fail to complete the sale of substantially all of the assets of our Intelligent Bandwidth Management products and services business as announced on October 23, 2012.

Tax Considerations

Section 162(m).  We do not believe Section 162(m) (“Section 162(m)”) of the Internal Revenue Code of 1986, as amended (the “Code”), which disallows a tax deduction for certain compensation in excess of $1 million, will likely have an effect on us in the near future. The Committee reviews the potential effect of Section 162(m) periodically and generally seeks to structure long-term incentive compensation granted to our executive officers in a manner that is intended to avoid disallowance of deductions under Section 162(m). Nevertheless, there can be no assurance that compensation attributable to long-term incentive awards will be treated as qualified performance-based compensation under Section 162(m). In addition, the Committee reserves the right to use its judgment to authorize compensation payments that may be subject to the limit when the Committee believes such payments are appropriate and in the best interests of the Company and its stockholders, after taking into account changing business conditions and the performance of our executive officers.

Section 409A of the Code.  Section 409A of the Code (“Section 409A”) imposes significant taxes in the event that an executive officer, director or service provider receives “deferred compensation” that does not satisfy the requirements of Section 409A. Although we do not maintain a traditional non-qualified deferred compensation plan, Section 409A may apply to certain severance arrangements and other compensation. Consequently, to assist in avoiding additional tax under Section 409A, we have attempted to structure our severance arrangements, equity awards and bonus arrangements in a manner intended to either avoid the application of Section 409A, or, to the extent doing so is not possible, comply with the applicable Section 409A requirements.

Compensation Committee Report

The Compensation Committee reviewed this CD&A for the fiscal year ended July 31, 2012 and discussed the CD&A with management. Based on this review and discussions with management, the Compensation Committee recommended to the Board that the CD&A be included in this Form 10-K/A.

Respectfully submitted by the Compensation Committee

John W. Gerdelman, Chairman

Robert E. Donahue

Craig R. Benson

Compensation Risk Assessment

The Compensation Committee and management have considered whether the Company’s compensation programs for employees create incentives for employees to take excessive or unreasonable risks that could materially harm the Company. The Committee believes that our incentive plans are typical for our industry and conservative in nature, and that risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company. While the Committee recognizes that the use of annual cash incentive opportunities creates the potential for short term risk taking, we believe the risk is more than offset by the fact that (1) the annual cash incentives are only one of three elements of our overall compensation program, (2) the individuals eligible to receive the annual cash incentives are limited to our executive officers and a small number of manager-level employees, (3) the annual cash incentives based on our corporate financial objectives typically represent a relatively small percentage of the employees’ total compensation, and (4) payments based on the corporate financial objectives are capped at 150% of the relevant corporate target. The Committee and management also reviewed our variable incentive arrangements and cash bonus plans that were established for certain groups of employees in fiscal 2012. Given the positions held by the potential recipients of these bonuses, the amounts that would be paid under the plans if successfully executed, and the nature of the goals underlying the plans, the Committee concluded that these bonuses also were not reasonably likely to have a material adverse effect on the Company.

We believe the other two elements of our compensation program—base salaries and long term equity awards—are either risk neutral or help to lower risk. The Compensation Committee determines annual base salaries for our named executive officers based on numerous factors, as discussed above. The factors typically considered by the Committee lend themselves to an overall evaluation that emphasizes improvement of the Company and its operations rather than taking risks for short term gain. Our equity awards vest over several years, so while the potential compensation an executive officer can receive through equity awards is tied directly to appreciation of our stock price, taking excessive risk for short term gain is incompatible with an executive officer maximizing the value of equity awards over the long term. We also believe the Company’s internal legal and financial controls appropriately mitigate the probability and potential impact of an individual employee committing the Company to inappropriate transactions in exchange for short term compensation benefits.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messers. Gerdelman, Donahue and Benson, none of whom is currently, or has been, at any time since our formation, an officer or employee of the Company. No interlocking relationship exists between any member of the Board or the Compensation Committee and any member of the board or compensation committee of any other company.

Summary Compensation Table

The table below sets forth, for the fiscal year ended July 31, 2012, the compensation earned by our Chief Executive Officer and Chief Financial Officer, and the three other most highly compensated individuals who were serving as executive officers at the end of fiscal 2012. Collectively, all of these individuals are referred to in the tables that follow and in the foregoing CD&A as “named executive officers.”

We have never maintained any pension or non-qualified deferred compensation plan for employees or executive officers. In addition, as of July 31, 2012, none of our named executive officers was awarded or held any outstanding performance-based equity incentive or stock awards.

Summary Compensation Table for Fiscal 2012

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation(4) ($)		Total ($)
Daniel E. Smith	2012	277,115	—	—	—	—		277,115
President and Chief	2011	275,000	—	—	—	—		275,000
Executive Officer	2010	275,000	—	—	—	—		275,000
Paul F. Brauneis	2012	277,115	—	—	171,879	—		448,994
Chief Financial Officer,	2011	275,000	—	547,256	95,639	—		917,895
Vice President, Finance and	2010	275,000	—	—	156,388	—		431,388
Administration, and Treasurer
Alan R. Cormier	2012	239,831	—	—	57,251	—		297,082
General Counsel	2011	238,000	—	199,002	32,116	—		469,118
and Secretary	2010	238,000	—	—	54,838	—		292,838
Kevin J. Oye	2012	277,115	—	—	177,476	15,465	(5)	470,056
Vice President, Systems	2011	275,000	—	746,258	99,559	12,844		1,133,661
and Technology	2010	275,000	—	—	170,001	4,650		449,651
John B. Scully	2012	246,885	—	—	279,834	—		526,719
Vice President, Worldwide	2011	245,000	—	398,004	210,221	—		853,225
Sales and Support	2010	245,000	—	—	276,843	—		521,843

(1)	The fiscal 2012 salaries reflect a slight difference in the number of days in the Company’s fiscal year 2012 as compared to prior years.
(2)	The amounts in this column reflect the grant date fair value, computed in accordance with ASC 718, of grants of stock options made during each fiscal year, but do not reflect compensation actually paid or received by the executive officer. The Company did not award any stock options to our named executive officers in fiscal 2010 or fiscal 2012 and, accordingly, the grant date fair value shown in the options awards column for those years is $0. For a more detailed discussion of the valuation model and assumptions used to calculate the fair value of our stock options, please refer to “Share-Based Compensation” in Note 8 to Consolidated Financial Statements contained in the Original Form-10-K, except that, as required by SEC regulations, the amounts in the table above do not reflect any assumed forfeitures.
(3)	Includes amounts earned pursuant to non-equity incentive plan compensation in the form of bonuses earned by named executive officers with respect to the specified year, regardless of whether the amounts were paid in such year. Payments made in connection with our non-equity incentive plans are made quarterly for achievements through the end of the relevant quarter. See “Variable Cash Compensation” in the CD&A for a more complete description of the target bonuses earned by our named executive officers in fiscal 2012.
(4)	In accordance with SEC rules, the amounts shown in this column do not include payments for life, disability and other benefits that are generally available to all salaried employees.
(5)	Represents fees paid by the Company in connection with tax and investment advisory services provided to Mr. Oye during fiscal 2012, plus $4,910 in federal and state tax gross-ups paid by the Company on Mr. Oye’s behalf.

Grants of Plan-Based Awards

The following table shows all plan-based awards granted to our named executive officers during fiscal 2012. Disclosure on a separate line item is provided for each grant made or modification of an award to a named executive officer. The information in this table supplements the information set forth in the Summary Compensation Table by providing additional details about the awards.

During fiscal 2012, none of our named executive officers was awarded or held any performance-based equity incentive or stock awards.

Grants of Plan-Based Awards Table for Fiscal 2012

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)						All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(3) ($)
Name	Grant Date	Threshold ($)		Target ($)		Maximum ($)
Paul F. Brauneis
Non-Equity Incentive	N/A	56,250	(2)	150,000	(2)	187,500	(2)	—	—	—
Alan R. Cormier
Non-Equity Incentive	N/A	18,750	(3)	50,000	(3)	62,500	(3)	—	—	—
Kevin J. Oye
Non-Equity Incentive	N/A	58,125	(4)	155,000	(4)	197,750	(4)	—	—	—
John B. Scully
Non-Equity Incentive	N/A	72,000	(5)	240,000	(5)	288,000	(5)	—	—	—

(1)	Amounts reflect potential bonuses payable under the executive officer’s bonus plan and are described in the CD&A and the “Summary Compensation Table” above. The actual bonus amounts earned by Messrs. Brauneis, Oye, Scully and Cormier in fiscal 2012 were $171,879, $177,476, $279,834 and $57,251, respectively.
(2)	The financial component of Mr. Brauneis’ 2012 target bonus comprised 50% of his fiscal 2012 target and was subject to a minimum threshold requirement of 75% of each quarterly target and a maximum payout of 150% of each quarterly target. The remaining 50% was based on individual performance measures that were awarded based on a determination of achievement by our Chief Executive Officer. The individual performance measures were not subject to a minimum threshold requirement, although the maximum amount Mr. Brauneis could receive under the individual measures was 50% of his target amount, or $75,000.
(3)	The financial component of Mr. Cormier’s 2012 target bonus comprised 50% of his fiscal 2012 target and was subject to a minimum threshold requirement of 75% of each quarterly target and a maximum payout of 150% of each quarterly target. The remaining 50% was based on individual performance measures that were awarded based on a determination of achievement by our Chief Executive Officer. The individual performance measures were not subject to a minimum threshold requirement, although the maximum amount Mr. Cormier could receive under the individual measures was 50% of his target amount, or $25,000.
(4)	The financial component of Mr. Oye’s 2012 target bonus comprised 50% of his fiscal 2012 target and was subject to a minimum threshold requirement of 75% of each quarterly target and a maximum payout of 150% of each quarterly target. The remaining 50% was based on individual performance measures that were awarded based on a determination of achievement by our Chief Executive Officer. The individual performance measures were not subject to a minimum threshold requirement, although the maximum amount Mr. Oye could receive under the individual measures was 50% of his target amount, or $77,500.
(5)	Mr. Scully’s 2012 variable compensation arrangement was based exclusively on financial metrics and included a quarterly revenue target that was determined using multipliers based on different levels of achievement of the Company’s fiscal 2012 plan; a product standard margin target with a 75% achievement threshold and a maximum payout of 150% of the target; and a customer service margin target with a 75% achievement threshold and a maximum payout of 150% of the target. Because the revenue component of Mr. Scully’s variable compensation arrangement was not subject to a minimum threshold or maximum payout requirement, the minimum and maximum amounts presented in the table above are based exclusively on the product standard margin and customer service margin targets and assume achievement of the revenue component at target.

Outstanding Equity Awards

This table provides information pertaining to all outstanding equity awards held by our named executive officers as of July 31, 2012. The equity awards set forth in the following table were made under either our 1999 Stock Incentive Plan, as amended (the “1999 Plan”), or our 2009 Stock Incentive Plan (the “2009 Plan”). Stock option grants under the 1999 Plan have a maximum ten-year term and generally are subject to either three-year or five-year vesting schedules. The 1999 Plan also provides that all stock options granted under the Plan are exercisable immediately subject to a repurchase right in favor of the Company which lapses as the option vests. Accordingly, the columns and footnotes below reflect the extent to which stock options held by our named executive officers were vested (as opposed to exercisable) as of July 31, 2012. Equity awards granted to our named executive officers since January 6, 2009 have been granted under our 2009 Plan. Like the 1999 Plan, stock options under the 2009 Plan have a maximum ten-year term and generally are subject to three-year or five-year vesting schedules. Unlike the 1999 Plan, there is no immediate exercise feature for stock option awards under the 2009 Plan and, accordingly, stock options under the 2009 Plan become exercisable only upon vesting.

As of July 31, 2012, none of our named executive officers held any performance-based equity incentive awards or stock awards.

Outstanding Equity Awards at Fiscal Year-End for 2012

	Option Awards(1)
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable(2)(4)		Number of Securities Underlying Unexercised Options (#) Unexercisable(3)(4)		Option Exercise Price ($)(4)	Option Expiration Date
Paul F. Brauneis	11/12/2007		96,014	(5)	13,446	(5)	$20.46	11/12/2017
	3/7/2011	(6)	22,914	(7)	32,086	(7)	$20.64	3/7/2021
Alan R. Cormier	12/27/2004		9,603	(8)	—		$21.34	12/27/2014
	9/12/2007		28,812	(9)	—		$19.26	9/12/2017
	3/7/2011	(6)	8,331	(10)	11,669	(10)	$20.64	3/7/2021
Kevin J. Oye	9/12/2007		96,043	(11)	—		$19.26	9/12/2017
	3/7/2011	(6)	31,247	(12)	43,753	(12)	$20.64	3/7/2021
John B. Scully	9/6/2006		78,098	(13)	—		$18.64	9/6/2016
	9/12/2007		38,417	(14)	—		$19.26	9/12/2017
	3/7/2011	(6)	16,664	(15)	23,336	(15)	$20.64	3/7/2021

(1)	Unless otherwise noted in these footnotes, all stock options referenced in this table were granted under the 1999 Plan.
(2)	Because all options granted under our 1999 Plan are exercisable immediately subject to a repurchase right in favor of the Company which lapses as the option vests, this column reflects the number of options held by our named executive officers that were exercisable and vested as of July 31, 2012.
(3)	Because all options granted under our 1999 Plan are exercisable immediately subject to a repurchase right in favor of the Company which lapses as the option vests, this column reflects the number of options held by our named executive officers that were exercisable and unvested as of July 31, 2012.
(4)	Pursuant to provisions in the Company’s stock plans, the exercise price and number of shares subject to certain of these stock options were adjusted in connection with the one-for-ten reverse stock split that occurred on December 21, 2009 and the payment of cash distributions of $1.00 and $6.50 per share of common stock that occurred on December 15, 2009 and December 22, 2010, respectively. Accordingly, the share totals and exercise prices shown in the table above (and in the corresponding footnotes) reflect our named executive officers’ post-reverse stock split and post-cash distribution holdings.
(5)	This option grant is subject to a 5-year vesting schedule, vesting 20% upon the first anniversary of the date of grant and 5% per quarter thereafter.
(6)	Each of these option grants was awarded under our 2009 Stock Incentive Plan.

(7)	This option grant is subject to a 3-year vesting schedule, vesting 33.33% upon the first anniversary of the date of grant and 8.33% per quarter thereafter.
(8)	This option grant became fully vested as of December 27, 2009.
(9)	This option grant became fully vested as of September 12, 2010.
(10)	This option grant is subject to a 3-year vesting schedule, vesting 33.33% upon the first anniversary of the date of grant and 8.33% per quarter thereafter.
(11)	This option grant became fully vested as of September 12, 2010.
(12)	This option grant is subject to a 3-year vesting schedule, vesting 33.33% upon the first anniversary of the date of grant and 8.33% per quarter thereafter.
(13)	This option grant became fully vested as of September 6, 2012.
(14)	This option grant became fully vested as of September 12, 2010.
(15)	This option grant is subject to a 3-year vesting schedule, vesting 33.33% upon the first anniversary of the date of grant and 8.33% per quarter thereafter.

Option Exercises and Stock Vested for 2011

The table below shows the number and value of stock options exercised by our named executive officers in fiscal 2012. None of our named executive officers hold any outstanding awards of restricted stock.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized Upon Exercise(1) ($)
Kevin J. Oye	68,572	(2)	$172,963	(2)

(1)	Column reflects the difference between the market price of the underlying securities at exercise and the exercise price.
(2)	Stock options were exercised in accordance with a 10b5-1 trading plan.

Employment and Other Arrangements

Each of our named executive officers has entered into our standard form of change of control agreement with the Company. Details regarding the terms and potential benefits payable under the change of control agreements with our executive officers are set forth in “Severance Arrangements and Change of Control Agreements” in the CD&A and the “Potential Payments in Connection with a Change of Control” table later in this Form 10-K/A.

We have also entered into our standard form of indemnification agreement with each of our directors and executive officers, which is in addition to the indemnification provided for in our Amended and Restated Certificate of Incorporation, as amended. These agreements, among other things, provide for indemnification of our directors and executive officers for a number of expenses, including attorneys’ fees and other related expenses, as well as certain judgments, fines, penalties and settlement amounts incurred by any such person in any action, suit or proceeding, including any action by or in the right of the Company, arising out of such person’s services as a director or executive officer of the Company or any other company or enterprise to which the person provided services at our request. Pursuant to these agreements, we have paid expenses and legal fees to counsel representing certain former and current officers and directors in connection with such proceedings.

Potential Payments Upon Termination

The following table provides the potential payouts upon a termination of employment without cause to each of Messrs. Smith, Brauneis, Oye, Scully and Cormier pursuant to our Separation Pay Plan. The values set forth below are based on an assumed termination date of July 31, 2012. For additional discussion of the benefits and payments due upon termination, see “Severance Arrangements and Change of Control Agreements” in the CD&A.

Potential Payments Upon Termination as of July 31, 2012(1)

Name	Cash Severance(2) ($)	Benefits(3) ($)	Value of Modified Equity Awards(4) ($)	Value of Outplacement Services(5) ($)	Total ($)
Daniel E. Smith	275,000	9,877	—	6,800	291,677
Paul F. Brauneis	275,000	10,531	—	6,800	292,331
Kevin J. Oye	275,000	15,861	—	6,800	297,661
John B. Scully	245,000	15,861	—	6,800	267,661
Alan R. Cormier	238,000	15,861	—	6,800	260,661

(1)	Our Separation Pay Plan provides that employees, including our named executive officers, are not eligible for separation benefits if we determine that the employee has been offered a comparable position at the Company or any successor corporation or has been terminated for any of the following reasons: resignation, death or disability; termination for cause; or termination for gross misconduct, violation of a policy or poor performance.
(2)	Represents one year’s base salary payable to the executive officer.
(3)	Represents the estimated amounts payable by us to maintain the executive officer’s benefits for the 12-month period following termination of the named executive officer’s employment.
(4)	Under our Separation Pay Plan, the right to exercise stock options extends for a period of one year from the date of termination and the vesting of stock options continues in accordance with the then-existing vesting schedule during that same period. For purposes of the table, we have included for each named executive officer the intrinsic value as of July 31, 2012 of all options that would vest one year from July 31, 2012. Except as noted in the table above, because the exercise price for all of the other unvested options held by our named executive officers exceeded the market price of our common stock (which, as of July 31, 2012, was $14.25) on July 31, 2012, the intrinsic value of each of these other options is $0. The intrinsic values shown above are different from the values used for purposes of the Summary Compensation Table contained earlier in this Form 10-K/A.
(5)	Represents the estimated amounts payable by us for the provision of outplacement services for the 6-month period following termination of the named executive officer’s employment.

Potential Payments in Connection with a Change of Control

The following table provides the potential payouts and benefits to each of Messrs. Smith, Brauneis, Oye, Scully and Cormier in connection with an assumed change of control of the Company and a termination of each executive officer’s employment, in each case on July 31, 2012. For additional discussion of the potential benefits and payments due in connection with a change of control, please see “Severance Arrangements and Change of Control Agreements” in the CD&A.

Potential Payments in Connection with a Change of Control(1)

Name/Triggering Event(2)	Cash Severance(5) ($)	Bonus(6) ($)	Benefits(7) ($)	Value of Modified Equity Awards(8) ($)	Value of Outplacement Services(9) ($)	Tax Gross- up(10) ($)	Total ($)
Daniel E. Smith
Change of Control(3)	—	—	—	—	—	—	—
Termination(4)	412,500	—	16,966	—	10,600	—	440,066
Paul F. Brauneis
Change of Control(3)	—	—	—	—	—	—	—
Termination(4)	412,500	225,000	18,191	—	10,600	—	666,291
Kevin J. Oye
Change of Control(3)	—	—	—	—	—	—	—
Termination(4)	412,500	232,500	27,359	—	10,600	—	682,959
John B. Scully
Change of Control(3)	—	—	—	—	—	—
Termination(4)	367,500	360,000	27,359	—	10,600	—	765,459
Alan R. Cormier
Change of Control(3)	—	—	—	—	—	—	—
Termination(4)	357,000	75,000	27,359	—	10,600	—	469,959

(1)	All amounts payable in this table assume relevant salary, bonus, benefit and stock values in effect as of July 31, 2012.
(2)	A description of the payments or benefits due upon a change of control is set forth in “Severance Arrangements and Change of Control Agreements” in the CD&A. Where applicable, the amounts payable and benefits due under each of these scenarios are shown in the table above.
(3)	For purposes of these agreements, a “change of control” generally means any of the following events: (i) a person (as defined by Sections 13(d) and 14(d) of the Exchange Act, as amended) becomes the beneficial owner of securities representing 35% or more of the combined voting power of the Company’s then outstanding securities; (ii) the Company’s incumbent directors cease to constitute a majority of the Board; (iii) a consummated merger or consolidation of the Company with any other corporation or a sale of all or substantially all of the Company’s assets; or (iv) the stockholders approve a plan of liquidation or dissolution.
(4)	Termination following a change of control includes termination of the executive officer without “cause” or by the officer due to a “constructive termination” within 24 months of a change of control. As defined in the applicable agreements, “cause” means the willful engaging by the executive officer in illegal conduct or gross misconduct which is materially injurious to the Company. A “constructive termination” means the occurrence of any of the following: (i) any material diminution of the executive officer’s position, title or responsibilities; (ii) any required relocation of the executive officer by more than 35 miles; or (iii) any material diminution in the executive officer’s annual salary or bonus potential from that in effect prior to the change of control.
(5)	Represents an amount equal to 18 months of the executive officer’s base salary for the year in which the termination occurs.
(6)	Includes amount equal to 150% of annual target bonus (if any) for the year in which the termination occurs.
(7)	Represents the estimated amounts payable by us to maintain the executive officer’s benefits for the 18-month period following termination of the named executive officer’s employment in connection with a change of control.
(8)

Represents the value of the executive officer’s stock option awards in connection with a change of control and assumes a change of control and termination date of July 31, 2012. For purposes of the table, we have included for each named executive officer the intrinsic value as of July 31, 2012 of all options that would vest as a result of the change of control and/or termination of the executive officer. Because the exercise price for all of the other unvested options held by our named executive officers exceeded the market price of our common stock (which, as of July 31, 2012, was $14.25) on July 31, 2012, the intrinsic value of each of these other options is $0. The intrinsic values shown above are different from the values used for purposes of the Summary Compensation Table contained earlier in this Form 10-K/A.
(9)	Represents the estimated amounts payable by us for outplacement services for the 12-month period following termination of the named executive officer’s employment in connection with a change of control.
(10)	Represents the estimated amount of reimbursement for excise taxes payable pursuant to Sections 280G and 4999 of the Code for the receipt of benefits and payments to the named executive officer following a termination of the executive officer’s employment upon a change of control. Based on the price of our common stock as of July 31, 2012, we estimate that no excise tax reimbursement would be required for any of our named executive officers in connection with the change of control scenarios indicated above.

Director Compensation

For our fiscal year ended July 31, 2012, our non-employee directors received annual cash compensation and stock option grants for their service as directors, as well as reimbursement for reasonable out-of-pocket expenses incurred in attending meetings of the Board and committees.

Cash Compensation.  Our non-employee directors receive annual retainers, paid on a quarterly basis, for the director’s service in the amounts set forth below:

Non-Employee Director Annual Retainers

Chairman of the Board	$55,000
All Other Non-Employee Directors	$35,000

Committee Member Additional Annual Retainers

Audit Committee Chairman	$20,000
Audit Committee Member	$10,000
Compensation Committee Chairman	$12,000
Compensation Committee Member	$6,000
Nominating Committee Chairman	$8,000
Nominating Committee Member	$4,000

Stock Options.  Equity awards to our non-employee directors are made under the Company’s 2009 Non-Employee Director Stock Option Plan (the “2009 Director Plan”), which is a formula plan that automatically awards stock options to our non-employee directors. Our non-employee directors are also eligible to receive stock options and other types of awards under the Company’s 2009 Stock Incentive Plan, but such awards are discretionary and we historically have not granted awards to our directors under our primary stock plans.

Under the 2009 Director Plan, our non-employee directors are automatically granted non-qualified stock options to purchase 9,000 shares of our common stock, which vest in equal annual installments over three years upon their initial election to the Board (an “initial grant”). Thereafter, on an annual basis immediately following each annual meeting of stockholders, each non-employee director is granted an option to purchase 3,000 shares of our common stock, which vests in the sooner of one year or the date of the next annual meeting of stockholders (an “annual grant”). These stock options are the only awards that may be granted to non-employee directors under the 2009 Director Plan.

Our Compensation Committee administers the 2009 Director Plan and, subject to certain restrictions contained in the plan, has the power to construe it and to adopt rules and regulations for the administration of the plan. Stock options under the 2009 Director Plan have a maximum ten year term and may not be granted with an exercise price less than the fair market value of the underlying shares of our common stock on the date of grant.

Certain change of control transactions will cause awards granted under the 2009 Director Plan to vest at an accelerated rate unless the awards are assumed or substituted for in connection with the transaction.

The following table shows the fiscal 2012 compensation information for our directors who served during such period. Neither Mr. Smith, our President and Chief Executive Officer, nor Mr. Deshpande, our Chairman of the Board, received any compensation for their Board activities in fiscal 2012.

Non-Employee Director Compensation for Fiscal 2012

Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)	All Other Compensation ($)	Total ($)
Craig R. Benson(3)	51,000	25,139	—	76,139
Robert E. Donahue(4)	65,000	25,139	—	90,139
John W. Gerdelman(5)	65,000	25,139	—	90,139
Gururaj Deshpande(6)	—	—	—	—

(1)	Reflects amounts earned by our directors for their fiscal 2012 service on the Board and committees, regardless of when the amounts were paid.
(2)	Represents the aggregate grant date fair value, computed in accordance with ASC 718, of stock option awards made to our directors in fiscal 2012. Fair value was calculated using the Black-Scholes options pricing model. For a more detailed discussion of the valuation model and assumptions used to calculate the fair value of our stock options, please refer to “Share-Based Compensation” in Note 8 to Consolidated Financial Statements contained in the Original Form 10-K, except that, as required by SEC regulations, the amounts in the table above do not reflect any assumed forfeitures.
(3)	As of July 31, 2012, Mr. Benson held outstanding options to purchase 33,008 shares of our common stock.
(4)	As of July 31, 2012, Mr. Donahue held outstanding options to purchase 33,008 shares of our common stock.
(5)	As of July 31, 2012, Mr. Gerdelman held outstanding options to purchase 50,293 shares of our common stock.
(6)	Mr. Deshpande resigned as an employee of the Company effective August 1, 2007. Although as a non-employee director of the Company Mr. Deshpande was entitled to receive the cash and equity compensation set forth above, Mr. Deshpande elected to waive his right to receipt of such compensation for fiscal 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Of Company Common Stock By Directors, Officers And Principal Stockholders

The following table sets forth certain information, as of November 17, 2012, with respect to beneficial ownership of our common stock by: (i) each person who, to our knowledge, beneficially owned more than 5% of the shares of our common stock outstanding as of such date, (ii) each of our directors, (iii) our Chief Executive Officer, Chief Financial Officer and the three named executive officers identified in the Summary Compensation Table set forth earlier in this Form 10-K/A and (iv) all directors and executive officers as a group.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise noted in the footnotes below, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of its common stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of shares of common stock outstanding is based on 28,882,093 shares of common stock outstanding as of November 17, 2012. In computing the number of shares beneficially owned by a person named in the following table and the percentage ownership of that person, shares of common stock that are subject to options held by that person that are currently exercisable or exercisable within 60 days of November, 17 2012 are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding
Gururaj Deshpande(2)(4)	4,571,280	15.8
Daniel E. Smith(3)(4)	3,763,039	13.0
Kevin J. Oye(5)	614,447	2.1
John B. Scully(6)	614,533	2.1
Alan R. Cormier(7)	220,089	*
Paul F. Brauneis(8)	621,980	2.2
Robert E. Donahue(9)	145,039	*
John W. Gerdelman(10)	197,916	*
Craig R. Benson(11)	145,039	*
Platyko Partners, LP(3)(4)	2,112,500	7.3
Third Avenue Management LLC(12)	3,993,411	13.8
Allianz Global Investors Capital(13)	1,995.681	6.9
Dimensional Fund Advisors LP(14)	2,075,784	7.2
Sparta Group MA LLC(2)(4)	4,567,440	15.8
All executive officers and directors as a group (9 persons) (15)	10,893,362	37.7

*	Less than 1% of the total number of outstanding shares of common stock.
(1)	Except as otherwise noted, the address of each person is: c/o Sycamore Networks, Inc., 220 Mill Road, Chelmsford, Massachusetts 01824.
(2)	Includes 4,567,440 shares held by Sparta Group MA LLC Series 4 and 3,840 shares held by the Gururaj Deshpande Grantor Retained Annuity Trust (the “Annuity Trust”). Mr. Deshpande and his wife, Jaishree Deshpande, serve as managers of Sparta Group MA LLC and share voting and investment power over the Sycamore shares held by Sparta Group MA LLC Series 4. Jaishree Deshpande serves as trustee of the Annuity Trust and exercises sole voting and investment power over the Sycamore shares held therein. Mr. Deshpande disclaims beneficial ownership of the shares held by the Annuity Trust.
(3)	Consists of 573,039 shares owned by Mr. Smith directly, 1,077,500 shares that Mr. Smith owns jointly with his wife, Elizabeth Riley, and 2,112,500 shares held by Platyko Partners, L.P., of which Mr. Smith and his wife serve as general partners.
(4)	In connection with the Company’s entry into an Asset Purchase and Sale Agreement (the “Asset Sale Agreement”) with Sunrise Acquisition Corp. (“Buyer”), Messrs. Smith and Deshpande each entered into voting agreements, dated October 23, 2012, with respect to the shares of common stock of the Company beneficially owned by each of them. Pursuant to the voting agreements, each of Messrs. Smith and Deshpande (in certain cases, through entities in which they hold the Company’s common stock) agreed, subject to certain exceptions, to vote the shares of Company common stock held by him in favor of the authorization of the asset sale pursuant to the Asset Sale Agreement and against any Acquisition Proposal (as defined in the Asset Sale Agreement) or any amendment of the Company’s Amended and Restated Certificate of Incorporation, as amended, and Amended and Restated By-laws. On November 1, 2012, Buyer filed a Schedule 13D disclosing that it may be deemed to beneficially own the shares of common stock subject to the voting agreements.
(5)	Includes 614,288 shares issuable pursuant to options which are exercisable within 60 days of November 17, 2012.
(6)	Consists of 614,533 shares issuable pursuant to options which are exercisable within 60 days of November 17, 2012.
(7)	Includes 220,069 shares issuable pursuant to options which are exercisable within 60 days of November, 2012.

(8)	Consists of 621,980 shares issuable pursuant to options which are exercisable within 60 days of November 17, 2012.
(9)	Consists of 145,039 shares issuable pursuant to options which are exercisable within 60 days of November 17, 2012.
(10)	Includes 195,668 shares issuable pursuant to options which are exercisable within 60 days of November 17, 2012.
(11)	Consists of 145,039 shares issuable pursuant to options which are exercisable within 60 days of November 17, 2012.
(12)	Based solely on a Schedule 13G filed on February 14, 2012, Third Avenue Management LLC (“Third Avenue”), as of December 31, 2011, was the beneficial owner of 3,993,411 shares of our common stock. According to the Schedule 13G, Third Avenue has sole voting power with respect to 3,944,653 shares and sole dispositive power with respect to 3,993,411 shares. The address of Third Avenue is 622 Third Avenue, 32nd Floor, New York, NY 10017.
(13)	Based solely on a Schedule 13G filed on February 13, 2012, Allianz Global Investors Capital LLC (“Allianz”), as of December 31, 2012, was the beneficial owner of 1,995,681 shares of our common stock. According to the Schedule 13G, Allianz has sole voting power with respect to 1,240,509 shares and sole dispositive power with respect to 1,995,681 shares. The address of Allianz is 600 West Broadway, Suite 2900, San Diego, CA 92101.
(14)	Based solely on an amended Schedule 13G filed by Dimensional Fund Advisors LP (“Dimensional”) on February 14, 2012, Dimensional, as of December 31, 2011, was the beneficial owner of 2,075,784 shares of our common stock. According to the amended Schedule 13G, Dimensional has sole voting power with respect to 2,023,701 shares and sole dispositive power with respect to 2,075,784 shares, and these shares are owned by four investment companies to which Dimensional provides investment advice. The address for Dimensional is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.
(15)	Includes an aggregate of 2,556,616 shares issuable pursuant to options which are exercisable within 60 days of November 17, 2012.

Equity Compensation Plan Information

The information set forth under the heading “Equity Compensation Plan Information” in Part II of the Original Form 10-K is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In July 2000, we made an investment of $2.2 million in Tejas Networks India Private Limited (“Tejas”). Our Chairman of the Board also serves as the chairman of the board of directors of Tejas and indirectly owns approximately 27% of Tejas. We have no obligation to provide any additional funding to Tejas. While in prior years we have engaged in certain transactions with Tejas, we did not conduct any transactions with Tejas during the fiscal year ended July 31, 2012.

All transactions involving the Company and our officers, directors, principal stockholders and their affiliates, including those since our initial public offering, will be and have been reviewed and/or approved by the Audit Committee or the Board (including, in the case of the Board, a majority of the independent and disinterested directors on the Board), and will be and have been on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Director Independence

The Board affirmatively determined that none of the following directors has a material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the

Company) and that each is independent under the standards set by the Board and the listing standards of NASDAQ and applicable laws and regulations: Robert E. Donahue, Craig R. Benson and John W. Gerdelman. Furthermore, the Board determined that none of the members of any of the committees of the Board has a material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company), including in the case of the members of the Audit Committee, the heightened independence standard required for such committee members set forth in the applicable SEC rules. In determining independence, the Board has been and will be guided by the definitions of “independent director” in the listing standards of NASDAQ and applicable laws and regulations.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following is a summary of the fees billed to us by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended July 31, 2012 and July 31, 2011:

Fee Category	Fiscal 2012 Fees	Fiscal 2011 Fees
Audit Fees	$666,750	$601,300
Audit-Related Fees	12,500	1,800
Tax Fees	133,490	145,253

Total Fees	$811,740	$748,353

Audit Fees. Consists of the aggregate fees billed for professional services rendered for the integrated audit of our financial statements and of our internal control over financial reporting for the fiscal years ended July 31, 2012 and July 31, 2011, and for reviews of the interim financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees. Consists of the aggregate fees billed for professional services rendered for audit-related services including consultations on other financial accounting and reporting related matters for the fiscal years ended July 31, 2012 and July 31, 2011.

Tax Fees. Consists of the aggregate fees billed for professional services relating to tax compliance and other tax services including tax planning and advisory services for the fiscal years ended July 31, 2012 and July 31, 2011.

Audit Committee Pre-Approval Policy

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All of the estimates for audit, audit-related fees and tax fees for fiscal 2012 and 2011 were pre-approved.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

The following financial statements (and related notes) were filed under Part II, Item 8., “Financial Statements and Supplementary Data,” of the Original Form 10-K:

Report of Independent Registered Public Accounting Firm .

Consolidated Balance Sheets as of July 31, 2012 and 2011 .

Consolidated Statements of Operations for the years ended July 31, 2012, 2011 and 2010 .

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended July 31, 2012, 2011 and 2010 .

Consolidated Statements of Cash Flows for the years ended July 31, 2012, 2011 and 2010 .

Notes to Consolidated Financial Statements .

2.	Financial Statement Schedules

None

3.	Exhibits

Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Company (3)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (5)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (21)

3.5	Amended and Restated By-Laws of the Company (17)

4.1	Specimen Common Stock Certificate (22)

4.2	See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (3)(5)(17)(21)

*10.1	1998 Stock Incentive Plan, as amended (1)

*10.2	1999 Non-Employee Directors’ Stock Option Plan (17)

*10.3	1999 Stock Incentive Plan, as amended (17)

*10.4	2009 Non-Employee Directors’ Stock Option Plan (19)

*10.5	2009 Stock Incentive Plan (19)

*10.6

Form of Indemnification Agreement between Sycamore, the Directors of Sycamore Networks, Inc.

and Executive Officers of Sycamore Networks, Inc., dated as of November 17, 1999, October 15, 2002, October 5, 2004, January 11, 2005, September 6, 2007, August 1, 2007, November 13, 2007 or December 11, 2007 (2)

*10.7	Form of Amended Change of Control Agreement between Sycamore Networks, Inc. and Executive Officers of Sycamore Networks, Inc. dated as of December 18, 2008 (18)

*10.8	Sirocco Systems, Inc. 1998 Stock Plan (4)

+10.9	Manufacturing Services Agreement between Sycamore Networks, Inc. and Plexus Services Corp. (7)

Number	Exhibit Description

10.10	Lease Agreement between Sycamore Networks, Inc. and New Boston Mill Road Limited Partnership dated March 8, 2000 (3)

+10.11	Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint (8)

+10.12	Exhibit I dated February 25, 2004 to the Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint (9)

+10.13	Master Purchase Agreement for Technical Equipment and Related Services dated April 22, 2004 between Sycamore Networks, Inc. and Sprint/United Management Company, including Amendment No. 1 dated June 29, 2004 and Amendment No. 2 dated July 19, 2004 (10)

+10.14	Amendment No. 1 to Manufacturing Services Agreement between Sycamore Networks, Inc. and Plexus Services Corp. dated July 26, 2004 (10)

*10.15	Letter Agreement between Sycamore Networks, Inc. and Alan Cormier (11)

+10.16	Agreement for the Provision of Hardware, Software, Training, Support and Maintenance and Project Management Services to Vodafone Limited between Vodafone Limited and Sycamore Networks, Inc. dated November 16, 2000, as amended by amendments 1 through 5 (11)

+10.17	Amendment No. 2 dated March 29, 2005, and effective as of October 1, 2004, to the Reseller Agreement dated January 6, 2004 between Sycamore Networks, Inc. and Sprint (12)

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

January 6, 2004 (13)

+10.20	Agreement for the Provision of Hardware, Software, Training, Support and Maintenance and Project Management Services to Vodafone Libertel N.V. dated June 12, 2002 (13)

+10.21	Amendment No. 1 dated February 2, 2004 to Agreement for the Provision of Hardware, Software, Training, Support and Maintenance and Project Management Services to Vodafone Libertel N.V. dated June 12, 2002 (13)

+10.22	Purchase Agreement between Sycamore Networks Inc., Chelmsford, MA, USA and Siemens AG Munich, Germany dated June 13, 2002, as amended as of August 8, 2005 (14)

*10.23	Letter Agreement between Sycamore Networks, Inc. and John B. Scully dated September 6, 2006. (16)

*10.24	Relocation Offer and Agreement between Sycamore Networks, Inc. and John B. Scully dated May 4, 2007. (16)

*10.25	Relocation Offer and Agreement between Sycamore Networks, Inc. and John B. Scully dated January 26, 2009 (20)

+10.26	First Amendment to Lease between Sycamore Networks, Inc. and Lakn Marlton Associates, LLC dated February 14, 2006 (16)

10.27	Eastern Research, Inc. Stock Option Plan (16)

*10.28	Amendment Number 1 to the Non-Qualified Stock Option Agreement with Kevin Oye, dated April 29, 2002 (16)

10.29	Letter Agreement between Sycamore Networks, Inc. and Paul F. Brauneis dated October 12, 2007 (17)

Number	Exhibit Description

10.30	Form of 2009 Stock Incentive Plan Non-Qualified Stock Option Agreement for Executive Officers (23)

21.1	List of Subsidiaries (filed with Original Form 10-K)

23.1	Consent of PricewaterhouseCoopers LLP (filed with Original Form 10-K)

24.1	Power of Attorney (filed with Original Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with Original Form 10-K)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with Original Form 10-K)

100.INS*	XBRL Instance Document (filed with Original Form 10-K)

100.SCH*	XBRL Taxonomy Extension Schema Document (filed with Original Form 10-K)

100.CAL*	XBRL Taxonomy Extension Calculation Linkbase (filed with Original Form 10-K)

100.DEF*	XBRL Taxonomy Extension Definition Linkbase (filed with Original Form 10-K)

100.LAB*	XBRL Taxonomy Extension Label Linkbase (filed with Original Form 10-K)

100.PRE*	XBRL Taxonomy Extension Presentation Linkbase (filed with Original Form 10-K)

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-84635) filed with the Commission on August 6, 1999, as amended.
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 1999 filed with the Commission on December 13, 1999.
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630) filed with the Commission on February 17, 2000, as amended.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2000 filed with the Commission on October 24, 2000.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Commission on March 13, 2001.
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2001 filed with the Commission on June 12, 2001.
(7)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2003 filed with the Commission on October 21, 2003.
(8)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 24, 2004 filed with the Commission on February 12, 2004.
(9)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 24, 2004 filed with the Commission on May 13, 2004.
(10)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2004 filed with the Commission on August 23, 2004.

(11)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 29, 2005 filed with the Commission on February 25, 2005.
(12)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 filed with the Commission on September 19, 2005, as amended.
(13)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2005 filed with the Commission on October 11, 2005, as amended.
(14)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2005 filed with the Commission on November 29, 2005.
(15)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Commission on August 4, 2006.
(16)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2006 filed with the Commission on June 21, 2007.
(17)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Commission on November 28, 2007.
(18)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Commission on December 23, 2008.
(19)	Incorporated by reference to Sycamore Networks, Inc.’s Registrations Statement on Form S-8 (Registration Statement No. 333-1569599) filed with the Commission on January 6, 2009.
(20)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2009 filed with the Commission on September 29, 2009.
(21)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Commission on December 21, 2009.
(22)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2010 filed with the Commission on September 24, 2010.
(23)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011.
*	Denotes a management contract or compensatory plan or arrangement.
+	Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b)	Exhibits

The Company hereby files as part of this Form 10-K/A the exhibits listed in the Exhibit Index beginning on page 41.

(c)	Financial Statement Schedules:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Chelmsford, Commonwealth of Massachusetts, on this 28th day of November 2012.

SYCAMORE NETWORKS, INC.

By:	/s/ Daniel E. Smith
Daniel E. Smith
President and Chief Executive Officer