Form 10-Q
period 2012-10-27
SYCAMORE NETWORKS INC
filed 2012-11-29
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2012

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

The number of shares outstanding of the registrant’s Common Stock as of November 23, 2012 was 28,882,093.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	October 27, 2012	July 31, 2012
Assets
Current assets:
Cash and cash equivalents	$105,608	$136,654
Short-term investments	39,938	234,965
Accounts receivable, net of allowance for doubtful accounts of $42 at October 27, 2012 and July 31, 2012	5,720	7,785
Inventories	8,836	8,469
Prepaid and other current assets	828	1,589

Total current assets	160,930	389,462

Property and equipment, net	3,705	4,276
Long-term investments	—	67,774
Other assets	348	422

Total assets	$164,983	$461,934

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$777	$1,432
Accrued compensation	1,861	2,836
Accrued warranty	1,082	1,072
Accrued expenses	2,256	2,248
Accrued restructuring costs	1,988	—
Deferred revenue	5,296	7,871
Other current liabilities	885	813

Total current liabilities	14,145	16,272

Long term deferred revenue	1,391	1,469
Other long term liabilities	1,965	1,962

Total liabilities	17,501	19,703

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 250,000 shares authorized; 28,882 and 28,879 shares issued and outstanding at October 27, 2012 and July 31, 2012, respectively	29	29
Additional paid-in capital	1,301,414	1,589,357
Accumulated deficit	(1,153,638)	(1,146,882)
Accumulated other comprehensive loss	(323)	(273)

Total stockholders’ equity	147,482	442,231

Total liabilities and stockholders’ equity	$164,983	$461,934

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	October 27, 2012	October 29, 2011

Revenue:
Product	$7,184	$9,898
Service	4,880	5,482

Total revenue	12,064	15,380

Cost of revenue:
Product	3,157	4,368
Service	1,746	1,894

Total cost of revenue	4,903	6,262

Gross profit	7,161	9,118

Operating expenses:
Research and development	6,489	6,485
Sales and marketing	2,381	2,670
General and administrative	3,087	1,985
Restructuring	1,988	(271)

Total operating expenses	13,945	10,869

Loss from operations	(6,784)	(1,751)
Interest and other income, net	201	234

Loss before income taxes	(6,583)	(1,517)
Income tax expense	173	97

Net loss	$(6,756)	$(1,614)

Net loss per share:
Basic	$(0.23)	$(0.06)
Diluted	$(0.23)	$(0.06)

Weighted average shares outstanding:
Basic	28,881	28,741
Diluted	28,881	28,741

Cash distribution paid per common share	$10.00	—

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	October 27, 2012	October 29, 2011

Net loss	$(6,756)	$(1,614)
Changes in unrealized gain (loss) on investments and other	(50)	108

Comprehensive loss	$(6,806)	$(1,506)

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	October 27, 2012	October 29, 2011

Cash flows from operating activities:
Net loss	$(6,756)	$(1,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	635	716
Share-based compensation	840	974
Adjustments to provision for excess and obsolete inventory	88	73
Changes in operating assets and liabilities:
Accounts receivable	2,065	(572)
Inventories	(518)	1,725
Prepaids and other assets	835	586
Deferred revenue	(2,653)	(2,188)
Accounts payable	(655)	(1,058)
Accrued expenses and other current liabilities	(882)	(843)
Accrued restructuring costs	1,988	(290)

Net cash used in operating activities	(5,013)	(2,491)

Cash flows from investing activities:
Purchases of property and equipment	(1)	(824)
Purchases of investments	—	(51,719)
Proceeds from maturities and sales of investments	262,751	45,870

Net cash provided by (used in) investing activities	262,750	(6,673)

Cash flows from financing activities:
Payment of cash distribution to common stockholders	(288,821)	—
Proceeds from issuance of common stock	38	180

Net cash (used in) provided by financing activities	(288,783)	180

Net decrease in cash and cash equivalents	(31,046)	(8,984)
Cash and cash equivalents, beginning of period	136,654	60,765

Cash and cash equivalents, end of period	$105,608	$51,781

Cash paid for income taxes	$47	$31

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements (Unaudited)

1. Description of Business

The Company has operated in one industry segment serving two market areas, bandwidth management and mobile broadband optimization. We develop and market Intelligent Bandwidth Management solutions for fixed line and mobile network operators worldwide and provide services associated with such products (the “Intelligent Bandwidth Management Business”). Our current and prospective customers include domestic and international wireline and wireless network service providers, utility companies, large enterprises, multiple systems operators and government entities (collectively referred to as “service providers”). Our existing bandwidth management portfolio of optical switches, multiservice cross-connects and multiservice access platforms serve applications that extend across the network infrastructure, from multiservice access and regional backhaul to the optical core. Until November 1, 2012, we also developed and marketed a mobile broadband optimization solution (the “IQstream Business”). On November 1, 2012, the Company’s board of directors (the “Board”) approved a plan to halt further development and marketing of the IQstream Business. The Company intends to continue to pursue strategic alternatives for the IQstream Business, including the possible sale of the assets and technology of the IQstream Business, and is retaining a limited number of employees to maintain the IQstream technology and assist the Company in its strategic efforts relating to the IQstream Business. As used in this report, “Sycamore,” “we,” “us,” or “our” refers collectively to Sycamore Networks, Inc. (the “Company”) and its subsidiaries.

On October 23, 2012, the Company entered into an Asset Purchase and Sale Agreement (the “Asset Sale Agreement”) with Sunrise Acquisition Corp. (“Marlin”), a subsidiary of Marlin Equity Partners, pursuant to which the Company intends to sell substantially all of the assets (the “Asset Sale”) of the Intelligent Bandwidth Management Business for $18.75 million in cash, subject to a working capital adjustment, and the assumption by Marlin of certain liabilities. The closing of the Asset Sale, which is subject to customary closing conditions, is expected to occur no later than the first quarter of calendar year 2013. For the terms of the Asset Sale Agreement, including circumstances under which the Asset Sale Agreement can be terminated and the potential effects of any such termination, as well as other terms and conditions, refer to the Asset Sale Agreement filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission the (“SEC”) on October 23, 2012.

On October 23, 2012, the Company also announced that the Board approved the liquidation and dissolution of the Company (the “Dissolution”) pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan”) following the completion of the Asset Sale. The Plan contemplates an orderly wind down of the Company’s business, which will include the disposition of the IQstream Business to the extent those assets are not sold prior to the filing of the certificate of dissolution. The Plan further contemplates the sale or monetization of the Company’s other remaining non-cash assets, the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims, and additional distributions of any remaining cash to the Company’s stockholders.

Both the Asset Sale and the Dissolution are subject to stockholder approval. On November 15, 2012, the Company filed a preliminary proxy statement with the SEC indicating its intention to call a special meeting of its stockholders at a still to be specified date to vote on the Asset Sale and Dissolution.

Subject to the restrictions contained in the Asset Sale Agreement, we intend to operate our Intelligent Bandwidth Management Business in the ordinary course pending the completion of the Asset Sale and the filing of a certificate of dissolution in connection with the Dissolution.

2. Basis of Presentation

The accompanying financial data as of October 27, 2012 and for the three months ended October 29, 2011 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended July 31, 2012.

In the opinion of management, the accompanying financial statements include all adjustments necessary to state fairly the financial position as of October 27, 2012 and results of operations and cash flows for the periods ended October 27, 2012 and October 29, 2011. The results of operations and cash flows for the period ended October 27, 2012 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

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

Upon the approval of the Dissolution, we will change our basis of accounting from the going-concern basis which contemplates realization of assets and satisfaction of liabilities in the normal course of business to the liquidation basis. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. Recorded liabilities will include the estimated costs associated with carrying out the Plan.

On October 11, 2012, the Company paid a special cash distribution to its stockholders of $10.00 per share of its common stock, par value $0.001, or $288.8 million in the aggregate. As a result of having an accumulated deficit, the cash distribution has been recorded as a reduction to additional paid-in capital.

See Note 12: “Subsequent Events” for additional information regarding cash distributions.

3. Share-Based Compensation

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended
	October 27, 2012	October 29, 2011

Cost of product revenue	$32	$34
Cost of service revenue	96	117
Research and development	330	383
Sales and marketing	165	210
General and administrative	217	230

Share-based compensation expense	$840	$974

Stock option activity under all of the Company’s stock plans since July 31, 2012 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)

Outstanding at July 31, 2012	5,864,330	$7.29	6.03
Options granted	—
Options exercised	(2,800)	13.22
Options cancelled	(226,780)	12.09

Outstanding at October 27, 2012	5,634,750	$7.09	5.76

Options vested and expected to vest	5,555,162	$7.09	5.72
Options exercisable as of October 27, 2012	4,308,147	$7.05	4.99

The intrinsic value of options exercised during the three months ended October 27, 2012 was $5 thousand.

In accordance with the provisions of the Company’s stock plans, an equitable adjustment was made to all outstanding option awards to give effect to the October 11, 2012 cash distribution to the Company’s common stockholders. The equitable adjustment made by the Company maintained the same fair value of the awards after the cash distribution as before the distribution. Accordingly, no stock compensation charge was recorded in connection with the adjustment. The above stock option table has been adjusted to reflect the equitable adjustment.

As of October 27, 2012, there was $3.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.

4. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period less unvested restricted stock. Common equivalent shares are not used in the calculation of net loss per share because the effect would be antidilutive.

Employee stock options to purchase 5.7 million shares have not been included in the computation of diluted net loss per share for the three months ended October 27, 2012 because their effect would have been antidilutive. Employee stock options to purchase 6.5 million shares have not been included in the computation of diluted net loss per share for the three months ended October 29, 2011 because their effect would have been antidilutive.

5. Cash Equivalents and Marketable Securities

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. As of October 27, 2012, the Company’s short term investments, as classified on the balance sheet, were $39.9 million. These investments are marketable securities classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of short term investments is determined based on quoted market prices at the reporting date for those instruments. As of October 27, 2012 and July 31, 2012, aggregate cash and cash equivalents and short and long term investments consisted of (in thousands):

October 27, 2012:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$105,608	$—	$—	$105,608
Government securities	39,935	4	(1)	39,938

Total	$145,543	$4	$(1)	$145,546

July 31, 2012:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$136,654	$—	$—	$136,654
Government securities	302,695	66	(22)	302,739

Total	$439,349	$66	$(22)	$439,393

6. Inventories

Inventories consisted of the following (in thousands):

	October 27, 2012	July 31, 2012

Raw materials	$3,308	$3,462
Work in process	820	1,082
Finished goods	4,708	3,925

Total	$8,836	$8,469

7. Restructuring Charges

During the first quarter of fiscal 2013, the Company implemented cost-reduction actions associated with the IQstream Business, including workforce reductions and other cost containment measures. The Company recorded a workforce reduction restructuring charge of $1.6 million primarily related to employee separation packages, which include severance pay, benefits continuation and outplacement costs. The Company also recorded a restructuring charge of $0.4 million related to certain purchase commitments for IQstream that have no future benefit.

These actions are summarized below:

	Charges	Adjustments	Payments	Accrual Balance at October 27, 2012

Workforce reduction	$1,577	$—	$—	$1,577
Contract termination costs	411	—	—	411

Total	$1,988	$—	$—	$1,988

The Company expects to pay substantially all of these costs during the second quarter of fiscal 2013.

During the first quarter of fiscal 2012, the Company reversed the balance of a reserve for the consolidation of its Chelmsford, Massachusetts facility totaling $0.2 million. The adjustment related to a change in the previously estimated restructuring liability resulting from an amendment to extend the term of the facility lease and was recorded to operating expenses.

See Note 12: “Subsequent Events” for additional information regarding cost-reduction actions.

8. Income Taxes

As of October 27, 2012 and July 31, 2012, the Company had a liability of $1.7 million for taxes, interest and penalties for unrecognized tax benefits related to various foreign income tax matters. If recognized, the entire amount would impact the Company’s effective tax rate. During fiscal 2013 it is possible that we may recognize up to $0.2 million of previously unrecognized tax benefits related to various foreign tax positions.

As of October 27, 2012 and July 31, 2012, the Company had $0.5 million accrued for interest and penalties related to uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international, and state income taxes.

The Company is currently open to audit under statutes of limitation by the Internal Revenue Service, various foreign jurisdictions, and state jurisdictions for the fiscal years ended July 31, 2005 through July 31, 2012. However, limited audit adjustments could be made to federal and state tax returns in earlier years resulting in a reduction of net operating loss carryforwards.

Income tax expense was $0.2 million and $0.1 million for the three months ended October 27, 2012 and October 29, 2011, respectively, primarily related to income tax expense in certain states and profitable foreign jurisdictions.

As a result of having substantial accumulated net operating losses, the Company determined that it is more likely than not that our deferred tax assets will not be realized. Therefore, we maintain a valuation allowance on the full amount of our net deferred tax assets. If the Company generates sustained future taxable income against which these tax attributes may be applied, some or all of the net operating loss carryforwards may be utilized and the valuation allowance reversed. If the valuation allowance is reversed, portions would be recorded as an increase to paid-in capital and the remainder would be recorded as a reduction in income tax expense.

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

9. Recent Accounting Pronouncements

On June 16, 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires companies to report components of comprehensive income in either: (1) a continuous statement of comprehensive income; or (2) two separate consecutive statements. In addition, in December 2011, the FASB issued an amendment which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. ASU 2011-05 does not change the items that must be reported in other comprehensive income. The Company adopted ASU 2011-05 in the first quarter of fiscal 2013 by reporting a separate statement of comprehensive loss.

10. Commitments and Contingencies

Litigation

From time to time the Company is a party to litigation and other disputes which it considers routine and incidental to its business. Our management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

Guarantees

As of October 27, 2012, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations, indemnifications for intellectual property infringement claims and indemnifications for officers and directors.

In the normal course of business, the Company may also agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company with respect to certain matters. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements as of October 27, 2012 or July 31, 2012 as the Company believes the exposure for any related payments is not material.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not limited; however, the Company maintains liability insurance coverage that may enable the Company to recover all or a portion of any future amounts paid. The Company did not incur any expense under these arrangements in the first quarter of fiscal year 2013 or fiscal year 2012. Due to the Company’s inability to estimate liabilities in connection with these agreements, if and when they might be incurred, the Company has not recorded any liability for these agreements as of October 27, 2012 or July 31, 2012.

Warranty Liability

The following table summarizes the activity related to product warranty liability (in thousands):

	Three Months Ended
	October 27, 2012	October 29, 2011

Beginning balance	$1,072	$1,140
Accruals /adjustments	50	69
Settlements	(40)	(73)

Ending balance	$1,082	$1,136

11. Fair Value Measurements

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of the Company measured at fair value on a recurring basis as of October 27, 2012, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	October 27, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash and Cash Equivalents	$105,608	$105,608	$—	$—
Government Obligations	39,938	39,938	—	—

Total assets	$145,546	$145,546	$—	$—

Cash and Cash Equivalents

Cash and cash equivalents of $105.6 million consisting of cash, money market funds and U.S. federal government and U.S. government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Government Obligations

Available-for-sale securities of $39.9 million consisting of U.S. federal government and U.S. government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Assets and liabilities of the Company measured at fair value on a recurring basis as of July 31, 2012, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	July 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash and Cash Equivalents	$136,654	$136,654	$—	$—
Government Obligations	302,739	302,739	—	—

Total assets	$439,393	$439,393	$—	$—

Cash and Cash Equivalents

Cash and cash equivalents of $136.7 million consisting of cash, money market funds and U.S. federal government and U.S. government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Government Obligations

Available-for-sale securities of $302.7 million consisting of U.S. federal government and U.S. government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

12. Subsequent Events

On November 1, 2012, the Board approved a plan to halt further development and marketing of the IQstream Business, including the termination of all trials with prospective customers. In accordance with that plan, the Company intends to take further cost reduction actions associated with the IQstream Business. The Company will continue to pursue strategic alternatives for the IQstream Business, including the possible sale of the assets and technology of the IQstream Business, and is retaining a limited number of employees to maintain the IQstream technology and assist the Company in its strategic efforts.

On November 12, 2012, the Company paid a special cash distribution of $2.00 per share of common stock, par value $0.001, or $57.8 million in the aggregate. As a result of having an accumulated deficit, the special cash distribution will be recorded as a reduction to additional paid-in capital.

On November 27, 2012, the Board approved a special cash distribution to its stockholders of $0.50 per share of common stock, par value $0.001, or approximately $14.4 million in the aggregate. Each stockholder of record on December 10, 2012 will be entitled to receive $0.50 in cash for every share of Common Stock held by such stockholder. The special cash distribution will be paid on December 20, 2012. As a result of having an accumulated deficit, the special cash distribution will be recorded as a reduction to additional paid-in capital.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, we wish to caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including, without limitation, those risks and uncertainties discussed under the heading “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012. The information discussed in this report should be read in conjunction with our Annual Report on Form 10-K and other reports we file from time to time with the SEC. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.

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

Executive Summary

The Company has operated in one industry segment serving two market areas, bandwidth management and mobile broadband optimization. We develop and market Intelligent Bandwidth Management solutions for fixed line and mobile network operators worldwide and provide services associated with such products (the “Intelligent Bandwidth Management Business”). Our current and prospective customers include domestic and international wireline and wireless network service providers, utility companies, large enterprises, multiple systems operators and government entities (collectively referred to as “service providers”). Our existing bandwidth management portfolio of optical switches, multiservice cross-connects and multiservice access platforms serve applications that extend across the network infrastructure, from multiservice access and regional backhaul to the optical core. Until November 1, 2012, we also developed and marketed a mobile broadband optimization solution (the “IQstream Business”). On November 1, 2012, the Company’s board of directors (the “Board”) approved a plan to halt further development and marketing of the IQstream Business. The Company intends to continue to pursue strategic alternatives for the IQstream Business, including the possible sale of the assets and technology of the IQstream Business, and is retaining a limited number of employees to maintain the IQstream technology and assist the Company in its strategic efforts relating to the IQstream Business. As used in this report, “Sycamore,” “we,” “us,” or “our” refers collectively to Sycamore Networks, Inc. (the “Company”) and its subsidiaries.

On October 11, 2012, the Company paid a special cash distribution to its stockholders of $10.00 per share of its common stock, par value $0.001, or $288.8 million in the aggregate. As a result of having an accumulated deficit, the cash distribution has been recorded as a reduction to additional paid-in capital.

On October 22, 2012, the Board approved a special cash distribution of $2.00 per share of common stock, par value $0.001, or $57.8 million in the aggregate. The cash distribution was paid on November 12, 2012. As a result of having an accumulated deficit, the cash distribution will be recorded in the second quarter of fiscal 2013 as a reduction to additional paid-in capital.

On November 27, 2012, the Board approved a special cash distribution to its stockholders of $0.50 per share of common stock, par value $0.001, or approximately $14.4 million in the aggregate. Each stockholder of record on December 10, 2012 will be entitled to receive $0.50 in cash for every share of Common Stock held by such stockholder. The special cash distribution will be paid on December 20, 2012. As a result of having an accumulated deficit, the special cash distribution will be recorded the second quarter of fiscal 2013 as a reduction to additional paid-in capital.

On October 23, 2012, the Company entered into an Asset Purchase and Sale Agreement (the “Asset Sale Agreement”) with Sunrise Acquisition Corp. (“Marlin”), a subsidiary of Marlin Equity Partners, pursuant to which the Company intends to sell substantially all of the assets (the “Asset Sale”) of the Intelligent Bandwidth Management Business for $18.75 million in cash, subject to a working capital adjustment, and the assumption by Marlin of certain liabilities. The closing of the Asset Sale, which is subject to customary closing conditions, is expected to occur no later than the first quarter of calendar year 2013. For the terms of the Asset Sale Agreement, including circumstances under which the Asset Sale Agreement can be terminated and the potential effects of any such termination, as well as other terms and conditions, refer to the Asset Sale Agreement filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission the (“SEC”) on October 23, 2012.

Also on October 23, 2012, the Company announced that the Board approved the liquidation and dissolution of the Company (the “Dissolution”) pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan”) following the completion of the Asset Sale. The Plan contemplates an orderly wind down of the Company’s business, which will include the disposition of the IQstream Business to the extent those assets are not sold prior to the filing of the certificate of dissolution. The Plan further contemplates the sale or monetization of the Company’s other remaining non-cash assets, the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims, and additional distributions of any remaining cash to the Company’s stockholders.

Both the Asset Sale and the Dissolution are subject to stockholder approval. On November 15, 2012, the Company filed a preliminary proxy statement with the SEC indicating its intention to call a special meeting of its stockholders at a still to be specified date to vote on the Asset Sale and Dissolution.

Subject to the restrictions contained in the Asset Sale Agreement, we intend to operate our Intelligent Bandwidth Management Business in the ordinary course pending the completion of the Asset Sale and the filing of a certificate of dissolution in connection with the Dissolution.

Critical Accounting Policies and Estimates

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 describes the significant accounting estimates and policies used in the preparation of the financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies during the first three months of fiscal 2013.

Results of Operations

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Three Months Ended
	October 27, 2012	October 29, 2011	Variance in Dollars	Variance in Percent

Revenue
Product	$7,184	$9,898	$(2,714)	(27)%
Service	4,880	5,482	(602)	(11)%

Total revenue	$12,064	$15,380	$(3,316)	(22)%

Total revenue was derived exclusively from our Intelligent Bandwidth Management products and services, and decreased for the three months ended October 27, 2012 compared to the same period ended October 29, 2011. Product revenue decreased for the three months ended October 27, 2012 compared to the same period ended October 29, 2011, primarily due to a decrease in demand for our multiservice access products. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue decreased for the three months ended October 27, 2012 compared to the same period ended October 29, 2011, primarily due to decreased maintenance and installation services.

For the three months ended October 27, 2012, two customers each accounted for more than 10% of our total revenue. International revenue represented 24% of our total revenue. We expect future revenue to be highly concentrated in a relatively small number of customers. The timing of customer requirements during a fiscal year may cause shifts between quarterly periods in the level and type of revenue, the number of customers who account for more than 10% of our revenue, and in the mix of domestic versus international revenue. The loss or any substantial reduction or delay in orders by any one of these customers could materially adversely affect our business and, accordingly, our financial condition and results of operations.

Gross Profit

The following table presents gross profit for product and services (in thousands, except percentages):

	Three Months Ended
	October 27, 2012	October 29, 2011

Gross profit $:
Product	$4,027	$5,530
Service	3,134	3,588

Total	$7,161	$9,118

Gross profit %:
Product	56.1%	55.9%
Service	64.2%	65.5%

Total	59.4%	59.3%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services, other fixed manufacturing costs and provisions for warranty, scrap, rework, and provisions which may be taken for excess or slow moving inventory. Product gross profit decreased for the three months ended October 27, 2012 compared to the same period ended October 29, 2011. The decrease was primarily due to a decrease in demand for our multiservice access products. Product gross profit percentage increased due to a more favorable product mix for our multiservice access products coupled with lower fixed manufacturing costs. Product gross profit may fluctuate from period to period due to volume fluctuations, pricing pressures resulting from intense competition in our industry, and the enhanced negotiating leverage of larger customers. In addition, product gross profit may be affected by changes in the mix of products sold, channels of distribution, overhead absorption, sales discounts, increases in labor costs, excess inventory and obsolescence charges, increases in component pricing or other material costs, the introduction of new products, or the entry into new markets with different pricing and cost structures.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts which include salaries and related expenses and other fixed costs. Service gross profit decreased for the three months ended October 27, 2012 compared to the same period ended October 29, 2011. The decrease was primarily due to decreased maintenance and installation services. As most of our service cost of revenue is fixed, increases or decreases in revenue can have a significant impact on service gross profit. Service gross profit may also be affected in future periods by various factors including, but not limited to, the change in mix between technical support services and advanced services, competitive and economic pricing pressures, the enhanced negotiating leverage of certain larger customers, maintenance contract renewals, and the timing of renewals.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended
	October 27, 2012	October 29, 2011	Variance in Dollars	Variance in Percent

Research and development	$6,489	$6,485	$4	—%
Sales and marketing	2,381	2,670	(289)	(11)%
General and administrative	3,087	1,985	1,102	56%
Restructuring	1,988	(271)	2,259	(834)%

Total operating expenses	$13,945	$10,869	$3,076	28%

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and prototype costs relating to design, development, testing and enhancements of our products. Research and development expenses increased slightly for the three months ended October 27, 2012 compared to the same period ended October 29, 2011. The increase was primarily due to higher discretionary expenses of $0.1 million offset in part by lower personnel expenses.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, and other sales and marketing support expenses. Sales and marketing expenses decreased for the three months ended October 27, 2012 compared to the same period ended October 29, 2011, primarily due to lower personnel expenses related to lower commission expense associated with lower period over period revenue. Within our existing spending levels, we continue to allocate sales and marketing resources to those geographic regions where we see the most attractive opportunities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, professional fees and other general corporate expenses. General and administrative expenses increased for the three months ended October 27, 2012 compared to the same period ended October 29, 2011. The increase was primarily due to $1.2 million of professional and advisory fees associated with the Asset Sale and the Dissolution.

Restructuring and Impairment Charges

During the first quarter of fiscal 2013, the Company implemented cost-reduction actions associated with the IQstream Business, including workforce reductions and other cost containment measures. The Company recorded a workforce reduction restructuring charge of $1.6 million primarily related to employee separation packages, which include severance pay, benefits continuation and outplacement costs. The Company also recorded a restructuring charge of $0.4 million related to certain purchase commitments for IQstream that have no future benefit.

These actions are summarized below:

	Charges	Adjustments	Payments	Accrual Balance at October 27, 2012

Workforce reduction	$1,577	$—	$—	$1,577
Contract termination costs	411	—	—	411

Total	$1,988	$—	$—	$1,988

The Company expects to pay substantially all of these costs during the second quarter of fiscal 2013.

During the first quarter of fiscal 2012, the Company reversed the balance of a reserve for the consolidation of its Chelmsford, Massachusetts facility totaling $0.2 million. The adjustment related to a change in the previously estimated restructuring liability resulting from an amendment to extend the term of the facility lease and was recorded to operating expenses.

On November 1, 2012, the Board approved a plan to halt further development and marketing of the IQstream Business, including the termination of all trials with prospective customers. In accordance with that plan, the Company intends to take further cost reduction actions associated with the IQstream Business.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Three Months Ended
	October 27, 2012	October 29, 2011	Variance in Dollars	Variance In Percent
Interest and other income, net	$201	$234	$(33)	(14)%

Interest and other income net decreased $33 thousand for the three months ended October 27, 2012 compared to the same period ended October 29, 2011. The decrease was primarily due to a lower average investment balance as a result of the cash distribution in the amount of $288.8 million that was paid on October 11, 2012.

Income Tax Expense

Income tax expense was $0.2 million and $0.1 million for the three months ended October 27, 2012 and October 29, 2011, primarily related to income tax expense in certain states and profitable foreign jurisdictions.

As a result of having substantial accumulated net operating losses, the Company determined that it is more likely than not that our deferred tax assets will not be realized. Therefore, we maintain a valuation allowance on the full amount of our net deferred tax assets. If the Company generates sustained future taxable income against which these tax attributes may be applied, some or all of the net operating loss carryforwards may be utilized and the valuation allowance reversed. If the valuation allowance is reversed, portions would be recorded as an increase to paid-in capital and the remainder would be recorded as a reduction in income tax expense.

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

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $145.5 million at October 27, 2012 compared to $439.4 million at July 31, 2012. Included in the October 27, 2012 balances were cash and cash equivalents of $105.6 million, compared to $136.7 million at July 31, 2012. The decrease in cash and cash equivalents of $31.1 million was primarily attributable to cash used in financing activities of $288.8 million and cash used in operating activities of $5.0 million, offset by cash provided by investing activities of $262.8 million.

Net cash provided by investing activities was $262.8 million and consisted of net maturities of investments.

Net cash used in operating activities was $5.0 million. Net loss was $6.8 million including non-cash charges for share-based compensation of $0.8 million, an inventory provision of $0.1 million and depreciation and amortization of $0.6 million. Accounts receivable decreased to $5.7 million at October 27, 2012 from $7.8 million at July 31,

2012. The decrease was primarily due to the timing and levels of shipments within the fiscal quarter and service contract renewals. Our accounts receivable and days sales outstanding are impacted primarily by the timing of shipments, collections performance and timing of support contract renewals. Deferred revenue decreased to $6.7 million at October 27, 2012 from $9.3 million at July 31, 2012. The decrease was primarily due to the timing of service contract renewals and resulting excess of deferred revenue accreted in revenue over contract renewals.

Net cash used in financing activities was $288.8 million and relates to the cash distribution that was paid on October 11, 2012.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $145.5 million as of October 27, 2012, the majority of which is held in the United States. Our investments are classified as available-for-sale and consist of marketable securities that are readily convertible to cash, including certificates of deposits and government securities. As of October 27, 2012, $39.9 million of investments with maturities of less than one year were classified as short-term investments. Based on our current expectations, we anticipate that some portion of our existing cash and cash equivalents and investments will be consumed by operations. On November 12, 2012, the Company paid a special cash distribution to its stockholders of $2.00 per share of common stock, par value $0.001, or $57.8 million in the aggregate, and on November 27, 2012, the Board approved a special cash distribution of $0.50 per share of common stock, par value $0.001, or approximately $14.4 million in the aggregate, to be paid on December 20, 2012. The payment of the November 12, 2012 special cash distribution has reduced, and the anticipated payment of the December 20, 2012 special cash distribution will further reduce, our cash and cash equivalents and investments by the relevant amounts of the distributions. Certain investments have unrealized losses and the Company’s intent and ability is to hold the investment for a period of time sufficient to allow for recovery in market value at maturity or disposition. Our accounts receivable, while not considered a primary source of liquidity, represents a concentration of credit risk because the accounts receivable balance at any point in time typically consists of a relatively small number of customer account balances. As of October 27, 2012, more than 50% of our accounts receivable balance was attributable to four of our customers. As of October 27, 2012, we do not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future. Our fixed commitments for cash expenditures consist primarily of payments under operating leases and inventory purchase commitments. We do not currently have any material commitments for capital expenditures, or any other material commitments aside from operating leases for our facilities and inventory purchase commitments. We currently intend to fund our operations, including our fixed commitments under operating leases, and any required capital expenditures using our existing cash, cash equivalents and investments.

We believe that our current cash, cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

As of October 27, 2012, our future obligations, which consist of contractual commitments for operating leases and inventory and other purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter

Operating leases	$3,330	$1,441	$1,889	$—	$—
Inventory and other purchase commitments	5,420	5,420	—	—	—

Total	$8,750	$6,861	$1,889	$—	$—

Payments made under operating leases will be treated as rent expense. Payments made for inventory purchase commitments will initially be capitalized as inventory and then be recorded as cost of product revenue as the inventory is sold or otherwise disposed of. The Company recorded a restructuring charge of $0.4 million related to certain purchase commitments for IQstream that have no future benefit.

Reserves for unrecognized tax benefits of $1.7 million have not been included in the above table because the periods of cash settlement with the respective tax authority cannot be reasonably estimated.

Recent Accounting Pronouncements

On June 16, 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires companies to report components of comprehensive income in either: (1) a continuous statement of comprehensive income; or (2) two separate consecutive statements. In addition, in December 2011, the FASB issued an amendment which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. ASU 2011-05 does not change the items that must be reported in other comprehensive income. The Company adopted ASU 2011-05 in the first quarter of fiscal 2013 by reporting a separate statement of comprehensive loss.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term investments in a variety of securities including money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at October 27, 2012, the fair value of the portfolio would decline by approximately $0.1 million. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Exchange Rate Sensitivity

While the majority of our operations are based in the United States, our business is global, with international revenue representing 21% of total revenue in fiscal 2012 and 24% of revenue in the first three months of fiscal 2013. To date, our revenue has been primarily denominated in US dollars. Additionally, we have a development center in Shanghai, China. Currency fluctuations to date have not had a significant impact on our financial results. We expect international sales to continue to represent a significant portion of our revenue and that we will continue to incur costs in our Shanghai development center. Should our exposure to foreign currency fluctuations become material, we are prepared to hedge against such fluctuations, although we have not engaged in hedging activities to date.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 27, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012, as filed with the SEC on October 10, 2012. Other than as provided below to address the pending Asset Sale and Dissolution and the Board’s decision to halt the marketing and development of the IQstream Business, there have been no material changes to our risk factors from those previously disclosed in our Annual Report on Form 10-K. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

The announcement and pendency of the Asset Sale and the Dissolution, whether or not consummated, may adversely affect our business.

As previously announced, on October 23, 2012, the Company entered into the Asset Sale Agreement with Marlin, providing for the sale of substantially all of the assets of the Intelligent Bandwidth Management Business to Marlin for $18.75 million in cash, subject to a working capital adjustment, and the assumption by Marlin of certain liabilities.

The announcement and pendency of the Asset Sale and the Dissolution, whether or not consummated, may adversely affect the trading price of our common stock, our business or our relationships with customers, suppliers and employees. In addition, pending the completion of the Asset Sale and the Dissolution, we may be unable to attract and retain key personnel and our management’s focus and attention and employee resources may be diverted from operational matters during the pendency of the Asset Sale and the Dissolution.

There are risks and uncertainties associated with our pending Asset Sale with Marlin Equity Partners

There are a number of risks and uncertainties relating to the Asset Sale. The Asset Sale may not be consummated or may not be consummated in the timeframe or manner currently anticipated as a result of several factors, including, among other things, the occurrence of an event, change or other circumstances which gives rise to the termination of the Asset Sale Agreement, including a termination under circumstances that would require the Company to pay Marlin a termination fee. In addition, there can be no assurance that approval of the Company’s stockholders will be obtained, that the other conditions to closing of the Asset Sale will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Asset Sale. If the Asset Sale is not completed, the price of the Company’s common stock may be affected to the extent that the current market price of the Company’s common stock may reflect an assumption that the Asset Sale will be consummated.

Pending the closing of the Asset Sale, the Asset Sale Agreement also restricts the Company from engaging in certain actions without Marlin’s consent, which could prevent the Company from pursuing opportunities that may arise prior to the closing of the Asset Sale. Any delay in closing or a failure to close could have a negative impact on our business and the Company’s stock price as well as our relationships with our customers, suppliers or employees, as well as a negative impact on our ability to pursue alternative strategic transactions.

Additionally, if the Asset Sale is not completed, the Dissolution will also not be completed and the Board, in discharging its fiduciary obligations to the Company’s stockholders, will evaluate other strategic alternatives that may be available, which alternatives may not be as favorable to its stockholders as the Asset Sale and Dissolution. These may include remaining an operating company, which may reduce amounts available to stockholders in the event of a later dissolution.

We may experience difficulties identifying, analyzing or consummating strategic alternatives with respect to the IQstream Business and our remaining non-cash assets, and any such alternatives may not achieve desired results.

In light of the Board’s decision to halt the marketing and development of the IQstream Business, we have intensified our pursuit of strategic alternatives with respect to the IQstream Business including the possible sale of the assets and technology of the IQstream Business. The pursuit of strategic alternatives with respect to the IQstream Business as well as the pending Asset Sale may disrupt operations and distract management, and create uncertainties regarding the future direction of our business or products, which could result in the loss of actual or potential customers, employees or business partners. We are also exploring our strategic alternatives with respect to our other remaining non-cash assets, including intellectual property, patents and patent applications related to or used in the Intelligent Bandwidth Management Business, our real estate holdings in Tyngsborough, MA and certain other fixed assets not being sold to Marlin in the Asset Sale. We cannot provide assurance that we will be able to identify suitable third parties for any such strategic transactions. Even if we identify suitable third parties, we may not be able to successfully negotiate or consummate a transaction. Furthermore, the pursuit of any such transaction may require the expenditure of substantial legal and other fees, which may be incurred whether or not a transaction is consummated. Any decision we make regarding our strategic alternatives will necessarily involve risks and uncertainties and present challenges in implementation and integration.

We have incurred and expect to incur certain liabilities and costs in connection with the Board’s decision to halt the marketing and development of the IQstream Business, including workforce reduction costs and disposing of or writing off excess inventory and equipment, and contract termination costs. There can be no assurances what value, if any, we may receive in connection with our exploration of strategic alternatives with respect to the IQstream Business or that any value we receive will exceed the liabilities and costs expended with respect to the IQstream Business prior to any such strategic transaction. Similarly, we cannot predict what value, if any, we may receive with respect to our other remaining non-cash assets.

As a result, pursuit of any such strategic alternatives may not lead to increased stockholder value and, whether or not we pursue any strategic alternatives, the value of the Company’s shares may decrease.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not: (1) publicly announced any programs to repurchase shares of Common Stock; or (2) sold, within the last three years, Company securities that were not registered under the Securities Act.

Item 4. Mine Safety Disclosures

Not applicable

Item 6. Exhibits

Exhibits:

(a) List of Exhibits

Number	Exhibit Description

2.1	Asset Purchase and Sale Agreement, dated October 23, 2012, by and between Sycamore Networks, Inc. and Sunrise Acquisition Corp. (6)

2.2	Plan of Complete Liquidation and Dissolution adopted by the Board of Directors of Sycamore Networks, Inc. on October 22, 2012

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (1)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (4)

3.5	Amended and Restated By-Laws of the Company (3)

4.1	Specimen common stock certificate (5)

4.2	See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (1)(2)(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630) filed with the Securities and Exchange Commission on February 17, 2000.
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Securities and Exchange Commission on November 28, 2007.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009.

(5)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010 filed with the Securities and Exchange Commission on September 24, 2010.
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.

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

Dated: November 29, 2012