Form 10-Q
period 2013-01-26
SYCAMORE NETWORKS INC
filed 2013-03-05
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 26, 2013

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

The number of shares outstanding of the registrant’s Common Stock as of February 28, 2013 was 28,882,093.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1.	Financial Statements

Sycamore Networks, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	January 26, 2013	July 31, 2012
Assets
Current assets:
Cash and cash equivalents	$36,544	$136,654
Short-term investments	27,940	234,965
Accounts receivable, net of allowance for doubtful accounts of $42 at January 26, 2013 and July 31, 2012	8,440	7,785
Inventories	9,162	8,469
Prepaid and other current assets	1,328	1,589

Total current assets	83,414	389,462

Property and equipment, net	3,357	4,276
Long-term investments	—	67,774
Other assets	322	422

Total assets	$87,093	$461,934

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,440	$1,432
Accrued compensation	1,510	2,836
Accrued warranty	1,075	1,072
Accrued expenses	1,550	2,248
Accrued restructuring costs	232	—
Deferred revenue	6,187	7,871
Other current liabilities	1,021	813

Total current liabilities	13,015	16,272

Long term deferred revenue	1,563	1,469
Other long term liabilities	1,960	1,962

Total liabilities	16,538	19,703

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 250,000 shares authorized; 28,882 and 28,879 shares issued and outstanding at January 26, 2013 and July 31, 2012, respectively	29	29
Additional paid-in capital	1,229,757	1,589,357
Accumulated deficit	(1,158,878)	(1,146,882)
Accumulated other comprehensive loss	(353)	(273)

Total stockholders’ equity	70,555	442,231

Total liabilities and stockholders’ equity	$87,093	$461,934

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012

Revenue:
Product	$4,591	$7,369	$11,775	$17,267
Service	4,879	5,815	9,759	11,297

Total revenue	9,470	13,184	21,534	28,564

Cost of revenue:
Product	2,346	3,493	5,503	7,861
Service	1,675	1,942	3,421	3,836

Total cost of revenue	4,021	5,435	8,924	11,697

Gross profit	5,449	7,749	12,610	16,867

Operating expenses:
Research and development	4,177	7,048	10,666	13,533
Sales and marketing	2,257	2,557	4,638	5,227
General and administrative	2,793	2,140	5,880	4,125
Restructuring	264	—	2,252	(271)

Total operating expenses	9,491	11,745	23,436	22,614

Loss from operations	(4,042)	(3,996)	(10,826)	(5,747)
Interest and other income, net	35	391	236	625

Loss before income taxes	(4,007)	(3,605)	(10,590)	(5,122)
Income tax expense	1,233	89	1,406	186

Net loss	$(5,240)	$(3,694)	$(11,996)	$(5,308)

Net loss per share:
Basic	$(0.18)	$(0.13)	$(0.42)	$(0.18)
Diluted	$(0.18)	$(0.13)	$(0.42)	$(0.18)

Weighted average shares outstanding:
Basic	28,882	28,754	28,882	28,748
Diluted	28,882	28,754	28,882	28,748

Cash distributions paid per common share	$2.50	—	$12.50	—

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012

Net loss	$(5,240)	$(3,694)	$(11,996)	$(5,308)
Changes in unrealized gain (loss) on investments and other	(30)	185	(80)	293

Comprehensive loss	$(5,270)	$(3,509)	$(12,076)	$(5,015)

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	January 26, 2013	January 28, 2012

Cash flows from operating activities:
Net loss	$(11,996)	$(5,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	984	1,475
Share-based compensation	1,387	1,921
Adjustments to provision for excess and obsolete inventory	144	74
Changes in operating assets and liabilities:
Accounts receivable	(655)	(3,503)
Inventories	(901)	1,795
Prepaids and other assets	361	(234)
Deferred revenue	(1,590)	1,807
Accounts payable	8	(364)
Accrued expenses and other liabilities	(1,815)	93
Accrued restructuring costs	232	(294)

Net cash used in operating activities	(13,841)	(2,538)

Cash flows from investing activities:
Purchases of property and equipment	(1)	(1,250)
Purchases of investments	—	(159,510)
Proceeds from maturities and sales of investments	274,719	155,270

Net cash provided by (used in) investing activities	274,718	(5,490)

Cash flows from financing activities:
Payment of cash distributions to common stockholders	(361,025)	—
Proceeds from issuance of common stock	38	610

Net cash (used in) provided by financing activities	(360,987)	610

Net decrease in cash and cash equivalents	(100,110)	(7,418)
Cash and cash equivalents, beginning of period	136,654	60,765

Cash and cash equivalents, end of period	$36,544	$53,347

Cash paid for income taxes	$1,174	$81

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements (Unaudited)

1.	Description of Business

Prior to February 1, 2013, the Company developed and marketed Intelligent Bandwidth Management solutions for fixed line and mobile network operators worldwide and provided services associated with such products (the “Intelligent Bandwidth Management Business”), and, prior to November 1, 2012, also developed and marketed a mobile broadband optimization solution (the “IQstream Business”). As used in these notes to the consolidated financial statements, unless otherwise expressly stated or the context indicates otherwise, “Sycamore,” “we,” “us” or “our” refers collectively to Sycamore Networks, Inc. (the “Company”) and its subsidiaries.

On October 23, 2012, the Company entered into an Asset Purchase and Sale Agreement (the “Asset Sale Agreement”) with Sunrise Acquisition Corp. (now known as Sycamore Networks Solutions, Inc.), a portfolio company of Marlin Equity Partners (“Buyer”), pursuant to which Buyer agreed to acquire substantially all of the assets (the “Asset Sale”) primarily related to the Intelligent Bandwidth Management Business, including inventory, fixed assets, intellectual property rights (other than patents and patent applications), contracts, certain real estate leases, the Company’s subsidiaries in Shanghai (subject to the receipt of government approval), the Netherlands and Japan, and certain shared facilities and assets for $18.75 million in cash, subject to a working capital adjustment, and the assumption by Buyer of certain liabilities. The Company’s stockholders authorized the Asset Sale at a Special Meeting of Stockholders held on January 29, 2013 (the “Special Meeting”). Following the receipt of stockholder approval, on January 31, 2013, the Company completed the Asset Sale pursuant to the Asset Sale Agreement. The transfer of the equity interests of the Company’s subsidiary in Shanghai is expected to occur at a later date following the receipt of Chinese regulatory approval. In connection with the closing of the Asset Sale, Buyer acquired substantially all of the Company’s operating assets, including substantially all of the Company’s accounts receivable, inventories and prepaid and other assets, and assumed most of the Company’s remaining current liabilities, including substantially all of the Company’s deferred revenue and accrued warranty obligations.

In conjunction with the approval of the Asset Sale Agreement, the Company’s Board of Directors (the “Board”) also approved the liquidation and dissolution of the Company (the “Dissolution”) pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”) following the completion of the Asset Sale. The Plan of Dissolution was also approved by the stockholders at the Special Meeting. On March 4, 2013, the Company announced that, for the reasons stated in the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission (the “SEC”) on December 28, 2012 and following a review of the Company’s strategic alternatives for all of the Company’s assets and available options for providing value to the Company’s stockholders, the Board determined that it is advisable and in the best interests of stockholders to proceed with the Dissolution effective as of the close of business on March 7, 2013. The Company intends to file a certificate of dissolution with the Delaware Secretary of State on March 7, 2013 (the “Certificate of Dissolution”). In connection with the filing of the Certificate of Dissolution, the Company will close its stock transfer books and discontinue recording transfers of its common stock, $0.001 par value per share (the “Common Stock”) as of 5:00 p.m. Eastern Time on March 7, 2013. Also on March 4, 2013, the Company submitted a request to the NASDAQ Stock Market (“NASDAQ”) to suspend trading of the Common Stock on the NASDAQ Global Select Market effective as of the close of business on March 7, 2013, and notified NASDAQ that the Company intends to file a Form 25 with the SEC to delist the Common Stock from the NASDAQ Global Select Market on or about March 15, 2013.

On November 1, 2012, the Board approved a plan to halt further development and marketing of the IQstream Business. The Company continues to pursue strategic alternatives for the IQstream Business, including the possible sale of the assets and technology of the IQstream Business, and has retained a limited number of employees to maintain the IQstream technology and assist the Company in its strategic efforts relating to the IQstream Business.

As a result of the halting of further development and marketing of the IQstream Business and the completion of the Asset Sale, the Company no longer has any operating assets or revenue and, in light of the Board’s determination to proceed with the Dissolution, the Company does not intend to acquire any operating or revenue producing assets. Furthermore, in connection with the closing of the transactions contemplated by the Asset Sale Agreement, Sycamore entered into a non-competition and non-solicitation agreement with Buyer pursuant to which Sycamore agreed not to compete with Buyer with respect to the Intelligent Bandwidth Management Business, not to hire employees of Buyer and not to allow any of Sycamore’s officers or directors to solicit such employees to work for Sycamore or any other person, in each case subject to certain exceptions and for a period of eighteen months following the date of the closing of the Asset Sale. Upon filing of the Certificate of Dissolution, the Company intends to operate in accordance with the Plan of Dissolution, which contemplates an orderly wind down of the Company’s business, including the disposition of the IQstream Business, the sale or monetization of the Company’s other remaining non-cash assets, and the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims. Subject to uncertainties inherent in the winding up of the Company’s business, we expect to make a liquidating distribution as promptly as practicable after payment of, or provision for, outstanding claims in accordance with Delaware law. No assurances can be made as to the ultimate amounts to be distributed or the timing of any liquidating distributions.

2.	Basis of Presentation

The accompanying financial data at January 26, 2013 and for the three and six month periods then ended and for the comparable three and six months then ended January 28, 2012 have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended July 31, 2012.

In the opinion of management, the accompanying financial statements include all adjustments necessary to state fairly the financial position of Sycamore as of January 26, 2013 and July 31, 2012 and the results of our operations and cash flows for the periods ended January 26, 2013 and January 28, 2012. The results of operations and cash flows for the period ended January 26, 2013 should not be considered indicative of the operating results and cash flows for the full fiscal year or any future periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and judgments relied upon in preparing these financial statements include those related to revenue recognition, allowance for doubtful accounts, warranty obligations, inventory allowance, litigation, other contingencies and share-based compensation. Estimates, judgments and assumptions are reviewed periodically by management and the effects of revisions are reflected in the consolidated financial statements in the period in which they are made.

As discussed in Note 1, on March 4, 2013, the Company announced that it intends to file the Certificate of Dissolution on March 7, 2013. Upon filing of the Certificate of Dissolution, we expect to change our basis of accounting from a going-concern basis, which contemplates realization of assets and satisfaction of liabilities in the normal course of business, to a liquidation basis. Under a liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. Recorded liabilities will include the estimates of expected costs associated with carrying out the Plan of Dissolution.

On October 11, 2012, the Company paid a special cash distribution to its stockholders of $10.00 per share of Common Stock, or $288.8 million in the aggregate. On November 12, 2012, the Company paid a special cash distribution to its stockholders of $2.00 per share of Common Stock, or $57.8 million in the aggregate. On December 20, 2012, the Company paid a special cash distribution to its stockholders of $0.50 per share of Common Stock, or approximately $14.4 million in the aggregate. As a result of having an accumulated deficit, the special cash distributions were recorded as reductions to additional paid-in capital.

See Note 12: “Subsequent Events” for additional information regarding cash distributions.

3.	Share-Based Compensation

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Cost of product revenue	$17	$44	$49	$78
Cost of service revenue	96	116	192	233
Research and development	124	381	454	764
Sales and marketing	150	182	315	392
General and administrative	160	224	377	454

Share-based compensation expense	$547	$947	$1,387	$1,921

Stock option activity under all of the Company’s stock plans since July 31, 2012 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at July 31, 2012	10,756,844	$3.97	6.03
Options granted	—
Options exercised	(2,800)	13.22
Options cancelled	(821,664)	6.20

Outstanding at January 26, 2013	9,932,380	$3.79	3.08

Options vested and expected to vest	9,889,472	$3.79	3.07
Options exercisable as of January 26, 2013	8,078,425	$3.77	2.90

The intrinsic value of options exercised during the six months ended January 26, 2013 was $5 thousand.

In accordance with the provisions of the Company’s stock plans, an equitable adjustment was made to all outstanding option awards to give effect to the October 11, 2012, November 12, 2012 and December 20, 2012 cash distributions to the Company’s common stockholders. The equitable adjustment made by the Company maintained the same fair value of the awards after the cash distributions as before the distributions. Accordingly, no stock compensation charge was recorded in connection with the adjustment. The above stock option table has been adjusted to reflect the equitable adjustments.

As of January 26, 2013, there was $2.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.2 years.

4.	Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period less unvested restricted stock. Common equivalent shares are not used in the calculation of net loss per share because the effect would be antidilutive.

Employee stock options to purchase 10.4 million shares and 10.5 million shares have not been included in the computation of diluted net loss per share for the three and six month periods ended January 26, 2013, and employee stock options to purchase 10.7 million shares and 11.1 million shares have not been included in the computation of net loss per share for the three and six month periods ended January 28, 2012 because their effect would have been antidilutive for all periods presented.

5.	Cash Equivalents and Marketable Securities

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. As of January 26, 2013, the Company’s short term investments, as classified on the balance sheet, were $27.9 million. These investments are marketable securities classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of our short term and long term investments is determined based on quoted market prices at the reporting date for those instruments. As of January 26, 2013 and July 31, 2012, aggregate cash and cash equivalents and short and long term investments consisted of (in thousands):

January 26, 2013:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$36,544	$—	$—	$36,544
Government securities	27,939	2	(1)	27,940

Total	$64,483	$2	$(1)	$64,484

July 31, 2012:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$136,654	$—	$—	$136,654
Government securities	302,695	66	(22)	302,739

Total	$439,349	$66	$(22)	$439,393

6.	Inventories

Inventories consisted of the following (in thousands):

	January 26, 2013	July 31, 2012
Raw materials	$3,304	$3,462
Work in process	789	1,082
Finished goods	5,069	3,925

Total	$9,162	$8,469

7.	Restructuring Charges

During the first quarter of fiscal 2013, the Company implemented cost-reduction actions associated with the IQstream Business, including workforce reductions and other cost containment measures. The Company recorded a workforce reduction restructuring charge of $1.6 million primarily related to employee separation packages, which include severance pay, benefits continuation and outplacement costs. The Company also recorded a restructuring charge of $0.4 million related to certain purchase commitments for the IQstream Business that have no future benefit.

During the second quarter of fiscal 2013, the Company halted further development and marketing of the IQstream Business. The Company took further cost reduction actions associated with the IQstream Business. The Company recorded a workforce reduction restructuring charge of $0.3 million primarily related to employee separation packages, which include severance pay, benefits continuation and outplacement costs.

These actions are summarized below:

	Accrual Balance at July 31, 2012	Q113 Charges	Q213 Charges	Payments	Accrual Balance at January 26, 2013

Workforce reduction	$—	$1,577	$264	$1,679	$162
Contract termination costs	—	411	—	341	70

Total	$—	$1,988	$264	$2,020	$232

The Company expects to pay substantially all of these costs during the third quarter of fiscal 2013.

During the first quarter of fiscal 2012, the Company reversed the balance of a reserve for the consolidation of its Chelmsford, Massachusetts facility totaling $0.2 million. The adjustment related to a change in the previously estimated restructuring liability resulting from an amendment to extend the term of the facility lease and was recorded to operating expenses.

8.	Income Taxes

As of January 26, 2013 and July 31, 2012, the Company had a liability of $1.7 million for taxes, interest and penalties for unrecognized tax benefits related to various foreign income tax matters. If recognized, the entire amount would impact the Company’s effective tax rate. During fiscal 2013 it is possible that we may recognize up to $0.2 million of previously unrecognized tax benefits related to various foreign tax positions.

As of January 26, 2013 and July 31, 2012, the Company had $0.5 million accrued for interest and penalties related to uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international, and state income taxes.

The Company is currently open to audit under statutes of limitation by the Internal Revenue Service, various foreign jurisdictions and state jurisdictions for the fiscal years ended July 31, 2005 through July 31, 2012. However, limited audit adjustments could be made to federal and state tax returns in earlier years resulting in a reduction of net operating loss carryforwards.

Income tax expense was $1.2 million and $1.4 million for the three and six months ended January 26, 2013, respectively, primarily related to the forgiveness in December 2012 of an intercompany receivable due from the Company’s Shanghai subsidiary in connection with the Asset Sale creating an income tax liability in China of $1.1 million, which was paid in the quarter ended January 26, 2013. Income tax expense for the three and six month periods ended January 28, 2012 of $0.1 million and $0.2 million, respectively, related to income tax expense in certain states and profitable foreign jurisdictions.

As a result of having substantial accumulated net operating losses, the Company determined that it is more likely than not that our deferred tax assets will not be realized. Therefore, we maintain a valuation allowance on the full amount of our net deferred tax assets. If the Company generates future taxable income against which these tax attributes may be applied, the net operating loss carryforwards may be utilized and some or all of the valuation allowance reversed. If the valuation allowance is reversed, portions would be recorded as an increase to paid-in capital and the remainder would be recorded as a reduction in income tax expense.

The occurrence of ownership changes, as defined in Section 382 of the Internal Revenue Code, as amended (the “Code”), is not controlled by the Company, and could significantly limit the amount of net operating loss carryforwards and research and development credits that could be utilized annually to offset future taxable income. The Company completed an updated Section 382 study for the period April 2006 through July 31, 2011 and the results of this study showed that no ownership change within the meaning of the Code had occurred from April 2006 through July 31, 2011.

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

Guarantees

As of January 26, 2013, the Company’s guarantees requiring disclosure consist of its accrued warranty obligations, indemnifications for intellectual property infringement claims and indemnifications for officers and directors.

In the normal course of business, the Company may also agree to indemnify other parties, including customers, lessors and parties to other transactions with the Company with respect to certain matters. The Company has agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements as of January 26, 2013 or July 31, 2012 as the Company believes the exposure for any related payments is not material.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not limited; however, the Company maintains liability insurance coverage that may enable the Company to recover all or a portion of any future amounts paid. The Company did not incur any expense under these arrangements through the second quarter of fiscal year 2013 or fiscal year 2012. Due to the Company’s inability to estimate liabilities in connection with these agreements, if and when they might be incurred, the Company has not recorded any liability for these agreements as of January 26, 2013 or July 31, 2012.

Warranty Liability

The following table summarizes the activity related to product warranty liability (in thousands):

	Three Months Ended		Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Beginning balance	$1,082	$1,136	$1,072	$1,140
Accruals /adjustments	32	52	82	121
Settlements	(39)	(63)	(79)	(136)

Ending balance	$1,075	$1,125	$1,075	$1,125

11.	Fair Value Measurements

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of Sycamore measured at fair value on a recurring basis as of January 26, 2013, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	January 26, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash and Cash Equivalents	$36,544	$36,544	$—	$—
Government Obligations	27,940	27,940	—	—

Total assets	$64,484	$64,484	$—	$—

Cash and Cash Equivalents

Cash and cash equivalents of $36.5 million consisting of cash, money market funds and U.S. federal government and U.S. government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Government Obligations

Available-for-sale securities of $27.9 million consisting of U.S. federal government and U.S. government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Assets and liabilities of Sycamore measured at fair value on a recurring basis as of July 31, 2012, are summarized as follows (in thousands):

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

On January 29, 2013, the Company held the Special Meeting, at which its stockholders authorized the previously announced Asset Sale pursuant to and on the terms set forth in the Asset Sale Agreement. At the Special Meeting, the stockholders also approved the Dissolution and adopted the Plan of Dissolution.

On January 31, 2013, the Company completed the Asset Sale for a total purchase price of $18.75 million in cash (subject to a working capital adjustment as provided in the Asset Sale Agreement) and the assumption by Buyer of certain related liabilities. The transfer of the equity interests of the Company’s subsidiary in Shanghai is expected to occur at a later date following the receipt of Chinese regulatory approval. In connection with the closing of the Asset Sale, Buyer acquired substantially all of the Company’s operating assets, including substantially all of the Company’s accounts receivable, inventories and prepaid and other assets, and assumed most of the Company’s remaining current liabilities, including substantially all of the Company’s deferred revenue and accrued warranty obligations. As a result of the halting of further development and marketing of the IQstream Business and the completion of the Asset Sale, the Company no longer has any operating assets or revenue. In accordance with the Plan of Dissolution, the Company intends to retain a limited number of employees to assist with the wind down of the Company’s Business, including the disposition of the IQstream Business, the sale or monetization of the Company’s other remaining non-cash assets, and the satisfaction or settlement of its liabilities and obligations.

In connection with the closing of the Asset Sale and as set forth in the Asset Sale Agreement, the Company has agreed to indemnify Buyer and certain of its related parties for any damages arising out of any breach of any of our representations or warranties or failure to perform any of its covenants or agreements in the Asset Sale Agreement, its failure to fully or timely pay, satisfy or perform any of its retained liabilities or its failure to pay any taxes associated with the assets and subsidiaries being sold for periods prior to the closing date of the Asset Sale, including any capital gain or corporate income taxes resulting from the transfer of our China subsidiary. The Company’s aggregate indemnification liability for breaches of representation and warranties is limited to $2,812,500. The Company’s indemnification obligations expire no later than twelve months following the closing date of the Asset Sale.

On February 28, 2013, the Company paid a special cash distribution to its stockholders of $1.81 per share of Common Stock, or $52.3 million in the aggregate. As a result of having an accumulated deficit, the special cash distribution will be recorded as a reduction to additional paid-in capital.

On March 4, 2013, the Company announced that it intends to proceed with the Dissolution and to file the Certificate of Dissolution on March 7, 2013. In connection with the Dissolution and filing of the Certificate of the Dissolution, the Company will close its stock transfer books and discontinue recording transfers of the Common Stock at the close of business on March 7, 2013. On March 4, 2013, the Company also submitted a request to NASDAQ to suspend trading of the Common Stock on the NASDAQ Global Select Market effective as of the close of business on March 7, 2013, and notified NASDAQ that the Company intends to file a Form 25 with the SEC to delist the Common Stock from the NASDAQ Global Select Market on March 15, 2013. Upon the effectiveness of the Dissolution, the Company intends to cancel all stock option awards outstanding under the Company’s stock plans.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, we wish to caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including, without limitation, those risks and uncertainties discussed under the heading “Risk Factors” contained in our Definitive Proxy Statement on Schedule 14A with respect to a Special Meeting of Stockholders filed with the Securities and Exchange Commission (the “SEC”) on December 28, 2012 (the “Definitive Proxy Statement”) and our Annual Report on Form 10-K for the fiscal year ended July 31, 2012. The information discussed in this report should be read in conjunction with our Definitive Proxy Statement and Annual Report on Form 10-K and other reports we file from time to time with the SEC. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.

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

Executive Summary

Prior to February 1, 2013, the Company developed and marketed Intelligent Bandwidth Management solutions for fixed line and mobile network operators worldwide and provided services associated with such products (the “Intelligent Bandwidth Management Business”), and, prior to November 1, 2012, also developed and marketed a mobile broadband optimization solution (the “IQstream Business”). As used in this report, unless otherwise expressly stated or the context indicates otherwise, “Sycamore,” “we,” “us” or “our” refers collectively to Sycamore Networks, Inc. (the “Company”) and its subsidiaries.

On October 23, 2012, the Company entered into an Asset Purchase and Sale Agreement (the “Asset Sale Agreement”) with Sunrise Acquisition Corp. (now known as Sycamore Networks Solutions, Inc.), a portfolio company of Marlin Equity Partners (“Buyer”), pursuant to which Buyer agreed to acquire substantially all of the assets (the “Asset Sale”) primarily related to the Intelligent Bandwidth Management business, including inventory, fixed assets, intellectual property rights (other than patents and patent applications), contracts, certain real estate leases, Sycamore’s subsidiaries in Shanghai (subject to the receipt of government approval), the Netherlands and Japan, and certain shared facilities and assets for $18.75 million in cash, subject to a working capital adjustment, and the assumption by Buyer of certain liabilities. The Company’s stockholders authorized the Asset Sale at a Special Meeting of Stockholders held on January 29, 2013 (the “Special Meeting”). Following the receipt of stockholder approval, on January 31, 2013, the Company completed the Asset Sale pursuant to the Asset Sale Agreement. The transfer of the equity interests of the Company’s subsidiary in Shanghai is expected to occur at a later date following the receipt of Chinese regulatory approval. In connection with the closing of the Asset Sale, Buyer acquired substantially all of the Company’s operating assets, including substantially all of the Company’s accounts receivable, inventories and prepaid and other assets, and assumed most of the Company’s remaining current liabilities, including substantially all of the Company’s deferred revenue and accrued warranty obligations.

In conjunction with the approval of the Asset Sale Agreement, the Company’s Board of Directors (the “Board”) also approved the liquidation and dissolution of the Company (the “Dissolution”) pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”) following the completion of the Asset Sale. The Plan of Dissolution was also approved by the Company’s stockholders at the Special Meeting. On March 4, 2013, the Company announced that, for the reasons stated in the Definitive Proxy Statement and following a review of the

Company’s strategic alternatives for all of the Company’s assets and available options for providing value to the Company’s stockholders, the Board determined that it is advisable and in the best interests of stockholders to proceed with the Dissolution effective as of the close of business on March 7, 2013. The Company intends to file a certificate of dissolution with the Delaware Secretary of State (the “Certificate of Dissolution”) on March 7, 2013. In connection with the filing of the Certificate of Dissolution, the Company will close its stock transfer books and discontinue recording transfers of its common stock, $0.001 par value per share (the “Common Stock”) on March 7, 2013. Also on March 4, 2013, the Company submitted a request to The NASDAQ Stock Market (“NASDAQ”) to suspend trading of the Common Stock on the NASDAQ Global Select Market effective as of the close of business on March 7, 2013, and notified NASDAQ that the Company intends to file a Form 25 with the SEC to delist the Common Stock from the NASDAQ Global Select Market on or about March 15, 2013.

On November 1, 2012, the Board approved a plan to halt further development and marketing of the IQstream Business. The Company continues to pursue strategic alternatives for the IQstream Business, including the possible sale of the assets and technology of the IQstream Business, and has retained a limited number of employees to maintain the IQstream technology and assist the Company in its strategic efforts relating to the IQstream Business.

As a result of the halting of further development and marketing of the IQstream Business and the completion of the Asset Sale, the Company no longer has any operating assets or revenue and, in light of the Board’s determination to proceed with the Dissolution, the Company does not intend to acquire any operating or revenue producing assets. Furthermore, in connection with the closing of the transactions contemplated by the Asset Sale Agreement, Sycamore entered into a non-competition and non-solicitation agreement with Buyer pursuant to which Sycamore agreed not to compete with Buyer with respect to the Intelligent Bandwidth Management Business, not to hire employees of Buyer and not to allow any of Sycamore’s officers or directors to solicit such employees to work for Sycamore or any other person, in each case subject to certain exceptions and for a period of eighteen months following the date of the closing of the Asset Sale. Upon filing of the Certificate of Dissolution, the Company intends to operate in accordance with the Plan of Dissolution, which contemplates an orderly wind down of the Company’s business, including the disposition of the IQstream Business, the sale or monetization of the Company’s other remaining non-cash assets, and the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims. Subject to uncertainties inherent in the winding up of the Company’s business, we expect to make a liquidating distribution as promptly as practicable after payment of, or provision for, outstanding claims in accordance with Delaware law. No assurances can be made as to the ultimate amounts to be distributed or the timing of any liquidating distributions.

On October 11, 2012, the Company paid a special cash distribution to its stockholders of $10.00 per share of Common Stock, or $288.8 million in the aggregate. On November 12, 2012, the Company paid a special cash distribution to its stockholders of $2.00 per share of Common Stock, or $57.8 million in the aggregate. On December 20, 2012, the Company paid a special cash distribution to its stockholders of $0.50 per share of Common Stock, or approximately $14.4 million in the aggregate. As a result of having an accumulated deficit, the special cash distributions were recorded as reductions to additional paid-in capital. On February 28, 2013, the Company paid a special cash distribution to its stockholders of $1.81 per share of Common Stock, or $52.3 million in aggregate.

Critical Accounting Policies and Estimates

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 describes the significant accounting estimates and policies used in the preparation of the financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies during the first six months of fiscal 2013.

Results of Operations

Revenue

The following table presents product and service revenue (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	January 26,	January 28,	Variance	Variance	January 26,	January 28,	Variance	Variance
	2013	2012	in Dollars	in Percent	2013	2012	in Dollars	in Percent
Revenue
Product	$4,591	$7,369	$(2,778)	(38)%	$11,775	$17,267	$(5,492)	(32)%
Service	4,879	5,815	(936)	(16)%	9,759	11,297	(1,538)	(14)%

Total revenue	$9,470	$13,184	$(3,714)	(28)%	$21,534	$28,564	$(7,030)	(25)%

Total revenue was derived exclusively from our Intelligent Bandwidth Management products and services, and decreased for the three and six months ended January 26, 2013 compared to the comparable periods ended January 28, 2012. Product revenue decreased for the three and six months ended January 26, 2013 compared to the same periods ended January 28, 2012, primarily due to a decrease in demand for our multiservice access products. Service revenue consists primarily of fees for services relating to the maintenance of our products, installation services and training. Service revenue decreased for the three and six months ended January 26, 2013 compared to the same periods ended January 28, 2012, primarily due to decreased maintenance and installation services.

For the six months ended January 26, 2013, two customers each accounted for more than 10% of our total revenue. International revenue represented 22% of our total revenue. Following the completion of the Asset Sale, the Company no longer has any operating assets or revenue and, in light of the Board’s determination to proceed with the Dissolution, the Company does not intend to acquire any operating or revenue producing assets.

Gross Profit

The following table presents gross profit for product and services (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Gross profit:
Product	$2,245	$3,876	$6,272	$9,406
Service	3,204	3,873	6,338	7,461

Total	$5,449	$7,749	$12,610	$16,867

Gross profit:
Product	49%	53%	53%	55%
Service	66%	67%	65%	66%
Total	58%	59%	59%	59%

Product gross profit

Cost of product revenue consists primarily of amounts paid to third-party contract manufacturers for purchased materials and services, other fixed manufacturing costs and provisions for warranty, scrap, rework, and provisions which may be taken for excess or slow moving inventory. Product gross profit decreased for the three and six months ended January 26, 2013 compared to the same period ended January 28, 2012. The decrease was primarily due to a decrease in demand for our multiservice access products partially offset by lower fixed manufacturing costs.

Service gross profit

Cost of service revenue consists primarily of costs of providing services under customer service contracts, which include salaries and related expenses and other fixed costs. Service gross profit decreased for the three and six months ended January 26, 2013 compared to the same period ended January 28, 2012. The decrease was primarily due to decreased maintenance and installation services partially offset by lower fixed service related costs.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	January 26, 2013	January 28 2012	Variance in Dollars	Variance in Percent	January 26, 2013	January 28 2012	Variance in Dollars	Variance in Percent

Research and development	$4,177	$7,048	$(2,871)	(41)%	$10,666	$13,533	$(2,867)	(21)%
Sales and marketing	2,257	2,557	(300)	(12)%	4,638	5,227	(589)	(11)%
General and administrative	2,793	2,140	653	31%	5,880	4,125	1,755	43%
Restructuring	264	—	264	100%	2,252	(271)	2,523	100%

Total operating expenses	$9,491	$11,745	$(2,254)	(19)%	$23,436	$22,614	$822	4%

Research and Development Expenses

Research and development expenses decreased for the three and six months ended January 26, 2013 compared to the same periods ended January 28, 2012. The decrease was primarily due to our cost reduction actions associated with the IQstream Business. As a result of the completion of the Asset Sale and the Company’s decision to liquidate and dissolve, we do not expect any future research and development expenses other than those incurred in connection with our retaining a limited number of employees to assist the Company in its strategic efforts relating to the IQstream Business and efforts to monetize certain non-cash assets.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses, and other sales and marketing support expenses. Sales and marketing expenses decreased for the three and six months ended January 26, 2013 compared to the same period ended January 28, 2012, primarily due to lower personnel expenses related to lower commission expense associated with lower period over period revenue. As a result of the completion of the Asset Sale and the Company’s decision to liquidate and dissolve, we do not expect any sales and marketing expenses in the future.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, professional fees and other general corporate expenses. General and administrative expenses increased for the three and six months ended January 26, 2013 compared to the same periods ended January 28, 2012. The increases were primarily due to $0.9 million and $2.1 million, respectively, of professional and advisory fees associated with the Asset Sale and the Dissolution. In accordance with the Plan of Dissolution, the Company intends to retain a limited number of general and administrative employees to assist with the completion of the Dissolution. In addition, the Company expects to continue to incur costs with respect to professional fees and other general corporate expenses in connection with the completion of the Dissolution.

Restructuring Charges

During the first quarter of fiscal 2013, the Company implemented cost-reduction actions associated with the IQstream Business, including workforce reductions and other cost containment measures. The Company recorded a workforce reduction restructuring charge of $1.6 million primarily related to employee separation packages, which include severance pay, benefits continuation and outplacement costs. The Company also recorded a restructuring charge of $0.4 million related to certain purchase commitments for the IQstream Business that have no future benefit.

During the second quarter of fiscal 2013, the Company halted further development and marketing of the IQstream Business and took further cost reduction actions associated with the IQstream Business. The Company recorded a workforce reduction restructuring charge of $0.3 million primarily related to employee separation packages, which include severance pay, benefits continuation and outplacement costs.

These actions are summarized below:

	Accrual Balance at July 31, 2012	Q113 Charges	Q213 Charges	Payments	Accrual Balance at January 26, 2013

Workforce reduction	$—	$1,577	$264	$1,679	$162
Contract termination costs	—	411	—	341	70

Total	$—	$1,988	$264	$2,020	$232

The Company expects to pay substantially all of these costs during the third quarter of fiscal 2013.

During the first quarter of fiscal 2012, the Company reversed the balance of a reserve for the consolidation of its Chelmsford, Massachusetts facility totaling $0.2 million. The adjustment related to a change in the previously estimated restructuring liability resulting from an amendment to extend the term of the facility lease and was recorded to operating expenses.

We expect to record additional restructuring charges in connection with the Dissolution.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	January 26, 2013	January 28, 2012	Variance in Dollars	Variance In Percent	January 26, 2013	January 28, 2012	Variance in Dollars	Variance In Percent
Interest and other income, net	$35	$391	$(356)	(91)%	$236	$625	$(389)	(62)%

Interest and other income net decreased for the three and six months ended January 26, 2013 compared to the same period ended January 28, 2012. The decrease was primarily due to a lower average investment balance as a result of the Company’s payment of cash distributions totaling $361 million, in the aggregate, in fiscal 2013.

Income Tax Expense

Income tax expense was $1.2 million and $1.4 million for the three and six months ended January 26, 2013, respectively, primarily related to the forgiveness of an intercompany receivable due from the Company’s Shanghai subsidiary in December 2012 in connection with the Asset Sale creating an income tax liability in China of $1.1 million, which was paid in the quarter ended January 26, 2013. Income tax expense for the three and six month periods ended January 28, 2012 of $0.1 million and $0.2 million, respectively, related to income tax expense in certain states and profitable foreign jurisdictions.

As a result of having substantial accumulated net operating losses, the Company determined that it is more likely than not that our deferred tax assets will not be realized. Therefore, we maintain a valuation allowance on the full amount of our net deferred tax assets. If the Company were to generate future taxable income against which these tax attributes may be applied, the net operating loss carry-forwards may be utilized and some or all of the valuation allowance reversed. If the valuation allowance is reversed, portions would be recorded as an increase to paid-in capital and the remainder would be recorded as a reduction in income tax expense.

The occurrence of ownership changes, as defined in Section 382 of the Internal Revenue Code, as amended (the “Code”), is not controlled by the Company, and could significantly limit the amount of net operating loss carryforwards and research and development credits that could be utilized annually to offset future taxable income. The Company completed an updated Section 382 study for the period April 2006 through July 31, 2011 and the results of this study showed that no ownership change within the meaning of the Code had occurred from April 2006 through July 31, 2011.

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $64.5 million at January 26, 2013 compared to $439.4 million at July 31, 2012. Included in the January 26, 2013 balances were cash and cash equivalents of $36.5 million, compared to $136.7 million at July 31, 2012. The total decrease in cash and cash equivalents of $100.1 million during the six months ended January 26, 2013 was primarily attributable to cash used in financing activities of $361.0 million and cash used in operating activities of $13.8 million, offset by cash provided by investing activities of $274.7 million.

Net cash used in operating activities during the six months ended January 26, 2013 was $13.8 million. Net loss was $12.0 million including non-cash charges for share-based compensation of $1.4 million, an inventory provision of $0.1 million and depreciation and amortization of $1.0 million. Accounts receivable increased to $8.4 million at January 26, 2013 from $7.8 million at July 31, 2012. The increase was primarily due to the timing and levels of shipments within the fiscal quarter and service contract renewals. Our accounts receivable and days sales outstanding are impacted primarily by the timing of shipments, collections performance and timing of support contract renewals. Deferred revenue decreased to $7.8 million at January 26, 2013 from $9.3 million at July 31, 2012. The decrease was primarily due to the timing of service contract renewals.

Net cash provided by investing activities during the six months ended January 26, 2013 was $274.7 million and consisted of net maturities of investments.

Net cash used in financing activities during the six months ended January 26, 2013 was $361.0 million and relates to the cash distributions that were paid on October 11, 2012, November 12, 2012 and December 20, 2012.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $64.5 million as of January 26, 2013, the majority of which is held in the United States. Our investments are classified as available-for-sale and consist of marketable securities that are readily convertible to cash, including certificates of deposits and government securities. As of January 26, 2013, $27.9 million of investments with maturities of less than one year were classified as short-term investments. As of January 26, 2013, we did not have any outstanding debt or credit facilities, and do not anticipate entering into any debt or credit agreements in the foreseeable future.

On January 31, 2013, the Asset Sale was completed and the Company received proceeds of $18.75 million plus reimbursement of certain costs previously paid by the Company on behalf of Buyer of approximately $0.6 million. On February 7, 2013, the Board approved a special cash distribution of $1.81 per share of Common Stock, or $52.3 million in the aggregate, which was paid to stockholders on February 28, 2013.

We believe that our current cash, cash equivalents and investments are sufficient to satisfy our anticipated cash requirements through the Dissolution period.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

As of January 26, 2013, our future obligations, which consist of contractual commitments for operating leases and inventory and other purchase commitments, were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter

Operating leases	$2,859	$1,246	$1,613	$—	$—
Inventory and other purchase commitments	2,412	2,412	—	—	—

Total	$5,271	$3,658	$1,613	$—	$—

Reserves for unrecognized tax benefits of $1.7 million have not been included in the above table because the periods of cash settlement with the respective tax authorities cannot be reasonably estimated.

Following the closing of the Asset Sale, the Company has no remaining material operating leases or inventory or other purchase commitments. However, in connection with the closing of the Asset Sale and as set forth in the Asset Sale Agreement, the Company has agreed to indemnify Buyer and certain of its related parties for any damages arising out of any breach of any of our representations or warranties or failure to perform any of its covenants or agreements in the Asset Sale Agreement, its failure to fully or timely pay, satisfy or perform any of its retained liabilities or its failure to pay any taxes associated with the assets and subsidiaries being sold for periods prior to the closing date of the Asset Sale, including any capital gain or corporate income taxes resulting from the transfer of our China subsidiary. The Company’s aggregate indemnification liability for breaches of representation and warranties is limited to $2,812,500. The Company’s indemnification obligations expire no later than twelve months following the closing date of the Asset Sale.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. We maintain a portfolio of cash equivalents and short-term investments in a variety of securities including money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at January 26, 2013, the fair value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. In addition, since October 11, 2012, we have paid cash distributions to stockholders totaling $14.31 per share, or $413.3 million in the aggregate. Given the Company’s substantially lower cash balance, we believe any future changes in interest rates are unlikely to have a material impact on the Company.

Exchange Rate Sensitivity

Prior to the completion of the Asset Sale, international revenue represented 21% of total revenue in fiscal 2012 and 22% of revenue in the first six months of fiscal 2013. Through the date of the Asset Sale, our revenue had been primarily denominated in US dollars, and currency fluctuations did not have a significant impact on our financial results. Given that no future product or service sales are expected in the future, we do not anticipate any material exposure to foreign currency rate fluctuations.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 26, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012, as filed with the SEC on October 10, 2012. Other than as provided below to address the Board’s determination to proceed with the Dissolution and the completion of the Asset Sale, following which Sycamore has no operating or revenue producing assets, and the Board’s decision to halt the marketing and development of the IQstream Business, there have been no material changes to our risk factors from those previously disclosed in our Annual Report on Form 10-K. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

We cannot predict the timing, amount or nature of any future distributions to our stockholders.

Following the filing of the Certificate of Dissolution, subject to uncertainties inherent in the winding up of our business, we expect to make a liquidating distribution as promptly as practicable after payment of, or provision for, outstanding claims. No assurances can be made as to the ultimate amounts to be distributed or the timing of any liquidating distributions. This uncertainty primarily stems from the procedures established under Delaware law for the dissolution of a Delaware corporation. Delaware law permits creditors and other claimants to assert claims against us, and it could take an undefined amount of time to resolve these claims. Also, under Delaware law, before a dissolved corporation may make any liquidating distributions to its stockholders, it must pay or make reasonable provision to pay all of its claims and obligations, including all contingent, conditional or un-matured claims known to the corporation.

Liquidating distributions also could be delayed if the Board determines that it is in our best interests and the best interests of our stockholders to effectuate the Dissolution in accordance with the procedures set forth in Sections 280 and 281(a) of the DGCL as opposed to those prescribed by Section 281(b) of the DGCL. The procedures of Sections 280 and 281(a) of the DGCL would require that any distribution be subject to prior completion of proceedings in the Delaware Court of Chancery. The Plan of Dissolution provides for the Dissolution to be effected pursuant to Sections 280 and 281(a) of the DGCL, but allows Sycamore to elect to effect the Dissolution pursuant to Section 281(b) of the DGCL.

The amount available for distribution to our stockholders could be reduced if our expectations regarding our wind down costs are inaccurate.

Claims, liabilities and expenses from operations (such as administrative costs, salaries, directors’ and officers’ insurance, federal and state income taxes, business and local taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred as we seek to wind down our business. Our expectations regarding our expenses may be inaccurate. Any unexpected claims, liabilities or expenses, or any claims, liabilities or expenses that exceed our current estimates, could reduce the amount of cash available for ultimate distribution to our stockholders. In addition, we may experience claims pursuant to our indemnification or other obligations under the Asset Sale Agreement, and payments to resolve those claims could be significant. Any such payments will reduce the assets available for distribution to our stockholders. If available cash and amounts received in sales of our remaining assets together with any cash on hand are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to make any liquidating distributions to our stockholders.

The Board may determine not to proceed with the Dissolution.

On March 4, 2013, we announced that we intend to file the Certificate of Dissolution on March 7, 2013. The Board may determine, in the exercise of its fiduciary responsibilities, not to proceed with the Dissolution. If the Board elects to pursue any alternative to the Plan of Dissolution, our stockholders may not receive any additional cash distributions.

We may experience difficulties identifying, analyzing or consummating strategic alternatives with respect to the IQstream Business and our remaining non-cash assets, and any such alternatives may not achieve desired results.

In light of the Board’s decision to halt the marketing and development of the IQstream Business, we have intensified our pursuit of strategic alternatives with respect to the IQstream Business including the possible sale of the assets and technology of the IQstream Business. We are also exploring our strategic alternatives with respect to our other remaining non-cash assets, including intellectual property, patents and patent applications related to or used in the Intelligent Bandwidth Management Business, our real estate holdings in Tyngsborough, MA and certain other assets not being sold to Buyer in the Asset Sale. We cannot provide assurance that we will be able to identify suitable third parties for any such strategic transactions. Even if we identify suitable third parties, we may not be able to successfully negotiate or consummate a transaction. Furthermore, the pursuit of any such transaction may require the expenditure of substantial legal and other fees, which may be incurred whether or not a transaction is consummated. Any decision we make regarding our strategic alternatives will necessarily involve risks and uncertainties and present challenges in implementation and integration.

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

We may undergo, or may already have undergone, an “ownership change” within the meaning of Section 382 of the Code, which could affect our ability to offset gains, if any, realized from the sale of the Company’s assets against our net operating losses and certain of our tax credit carryovers, which could reduce the amount available for distribution to our stockholders.

Section 382 of the Code contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating losses and tax credits existing as of the date of such ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of a company’s stock within a rolling three-year period. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company. The Company completed an updated Section 382 study through July 31, 2011, and the results of this study showed that no ownership change within the meaning of Section 382 of the Code had occurred through July 31, 2011.

If we were to undergo one or more “ownership changes” within the meaning of Section 382 of the Code, or if one has already occurred, our net operating losses and certain of our tax credits existing as of the date of each ownership change may be unavailable, in whole or in part, to offset gains, if any, from the sale of the Company’s assets. If we are unable to offset fully for U.S. federal income tax purposes gains, if any, realized in respect of the sale of assets with its tax loss carry-forwards, we may incur U.S. federal income tax liability that could reduce the assets available for distribution to our stockholders.

Our stockholders may be liable to our creditors for part or all of the amount received from us in our liquidating distributions if reserves are inadequate.

If the Dissolution becomes effective, we may establish a contingency reserve designed to satisfy any additional claims and obligations that may arise. Any contingency reserve may not be adequate to cover all of our claims and obligations. Under the DGCL, if we fail to create an adequate contingency reserve for payment of our claims and obligations during the three-year period after we file the Certificate of Dissolution , each stockholder could be held liable for payment to our creditors of the lesser of (i) such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve and (ii) the amounts previously received by such stockholder in the Dissolution from us and from any liquidating trust or trusts. Accordingly, in such event, a stockholder could be required to return part or all of the liquidating distributions previously made to such stockholder, and a stockholder could receive nothing from us under the Plan of Dissolution. In addition, although our board of directors determined that all amounts distributed to our stockholders prior to the filing of the certificate of dissolution were (or will be when declared) appropriately paid out of surplus as defined under the DGCL and otherwise not required to satisfy liabilities to our creditors, to the extent that the contingency reserve is determined to be inadequate for payment of our claims and obligations, and it is further determined that our board of directors’ determination was incorrect at the time of the declaration of such distributions, it is possible that creditors could seek to recoup such amounts from our stockholders. Moreover, if a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a situation in which a stockholder may incur a net tax cost if the repayment of the amount previously distributed does not cause a commensurate reduction in taxes payable in an amount equal to the amount of the taxes paid on amounts previously distributed.

Record holders of the Common Stock will not be able to buy or sell shares of the Common Stock after we close our stock transfer books on the final record date.

We will close our stock transfer books and discontinue recording transfers of the Common Stock on the date on which we file the Certificate of Dissolution (the “Final Record Date”). After we close our stock transfer books, we will not record any further transfers of shares of the Common Stock on our books except by will, intestate succession or operation of law. Therefore, shares of the Common Stock will not be freely transferable after the Final Record Date. All liquidating distributions from a liquidating trust, if any, or from us after the Final Record Date will be made to our stockholders pro rata according to their respective holdings of common stock as of the Final Record Date. In addition, we expect that shares of the Common Stock will be delisted from the NASDAQ Global Select Market following the Final Record Date.

We will continue to incur the expenses of complying with public company reporting requirements following the Dissolution.

If the Board effects the Dissolution, we will continue to be required to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), even though compliance with such reporting requirements is economically burdensome. In order to eliminate these expenses we intend to seek relief from the SEC from the reporting requirements under the Exchange Act, but no assurances can be given as to when or if such relief will be obtained. If we do not obtain such relief, and, in any event, until such time as we obtain such relief, we will continue to incur significant costs in complying with our public company reporting requirements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not: (1) publicly announced any programs to repurchase, or repurchased, any shares of Common Stock; or (2) sold, within the last three years, Company securities that were not registered under the Securities Act.

Item 4.	Mine Safety Disclosures

Not applicable

Item 6.	Exhibits

Exhibits:

(a)	List of Exhibits

Number	Exhibit Description

2.1	Asset Purchase and Sale Agreement, dated October 23, 2012, by and between Sycamore Networks, Inc. and Sunrise Acquisition Corp. (6)

2.2	Plan of Complete Liquidation and Dissolution adopted by the Board of Directors of Sycamore Networks, Inc. on October 22, 2012 (7)

2.3	Non-Competition and Non-Solicitation Agreement, dated January 31, 2013, by and between Sycamore Networks, Inc. and Sycamore Networks Solutions, Inc. (f/k/a Sunrise Acquisition Corp.) (8)

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (1)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (4)

3.5	Amended and Restated By-Laws of the Company (3)

4.1	Specimen common stock certificate (5)

4.2	See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (1)(2)(3)(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630) filed with the Securities and Exchange Commission on February 17, 2000.
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Securities and Exchange Commission on November 28, 2007.

(4)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010 filed with the Securities and Exchange Commission on September 24, 2010.
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(7)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2012 filed with the Securities and Exchange Commission on November 29, 2012.
(8)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2013.

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

Dated: March 5, 2013