Form 10-Q
period 2013-04-27
SYCAMORE NETWORKS INC
filed 2013-06-10
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 27, 2013

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock as of June 4, 2013 was 28,882,093.

Sycamore Networks, Inc.

Index		Page No.

Part I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements (unaudited)	3

	Consolidated Statement of Net Assets (Liquidation Basis) as of April 27, 2013	3

	Consolidated Statement of Changes in Net Assets (Liquidation Basis) for the period from March 24, 2013 through April 27, 2013	4

	Consolidated Balance Sheet (Going Concern Basis) as of July 31, 2012	5

	Consolidated Statements of Operations (Going Concern Basis) for the two and eight months ended March 23, 2013 and three and nine months ended April 28, 2012	6

	Consolidated Statements of Comprehensive Income (Loss) (Going Concern Basis) for the two and eight months ended March 23, 2013 and three and nine months ended April 28, 2012	7

	Consolidated Statements of Cash Flows (Going Concern Basis) for the eight months ended March 23, 2013 and nine months ended April 28, 2012	8

	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

Part II.	OTHER INFORMATION	30

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 4.	Mine Safety Disclosures	34

Item 6.	Exhibits	35

Signature		37

Part I. Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Consolidated Statement of Net Assets (Liquidation Basis)

As of April 27, 2013

(in thousands)

(unaudited)

April 27, 2013
Assets

Cash and cash equivalents	$20,614
Land	3,500
Other assets	4,566

Total assets	28,680

Liabilities and Net Assets

Accounts payable	72
Accrued expenses	471
Accrued restructuring costs	297
Reserve for estimated costs during the liquidation period	10,631
Other liabilities	2,065

Total liabilities	13,536

Net assets (liquidation basis)	$15,144

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statement of Changes in Net Assets (Liquidation Basis)

For the period from March 24, 2013 through April 27, 2013

(in thousands)

(unaudited)

March 24, 2013 to April 27, 2013
Stockholders’ equity as of March 23, 2013	$27,006

Effects of adopting the liquidation basis of accounting:

Initial adjustment of assets to estimated net realizable value	2,883
Initial adjustment of liabilities to estimated settlement amounts	(14,745)

Net Assets (liquidation basis) as of March 24, 2013	15,144
Change in estimated net realizable value of assets and liabilities	—

Net Assets (liquidation basis) as of April 27, 2013	$15,144

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Balance Sheet (Going Concern Basis)

(in thousands, except par value)

(unaudited)

July 31, 2012
Assets
Current assets:
Cash and cash equivalents	$136,654
Short-term investments	234,965
Accounts receivable, net of allowance for doubtful accounts of $42 at July 31, 2012	7,785
Inventories	8,469
Prepaid and other current assets	1,589

Total current assets	389,462

Property and equipment, net	4,276
Long-term investments	67,774
Other assets	422

Total assets	$461,934

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,432
Accrued compensation	2,836
Accrued warranty	1,072
Accrued expenses	2,248
Deferred revenue	7,871
Other current liabilities	813

Total current liabilities	16,272

Long term deferred revenue	1,469
Other long term liabilities	1,962

Total liabilities	19,703

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—
Common stock, $.001 par value; 250,000 shares authorized; 28,879 shares issued and outstanding at July 31, 2012	29
Additional paid-in capital	1,589,357
Accumulated deficit	(1,146,882)
Accumulated other comprehensive loss	(273)

Total stockholders’ equity	442,231

Total liabilities and stockholders’ equity	$461,934

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations (Going Concern Basis)

(in thousands, except per share amounts)

(unaudited)

	Two months ended March 23, 2013	Three months ended April 28, 2012	Eight months ended March 23, 2013	Nine months ended April 28, 2012
Revenue	$—	$—	$—	$—
Cost of revenue	—	—	193	—

Gross profit (loss)	—	—	(193)	—

Operating expenses:
Research and development	344	3,891	4,806	10,870
Sales and marketing	280	715	1,808	2,427
General and administrative	457	1,509	3,015	4,456
Restructuring	694	—	2,946	—

Total operating expenses	1,775	6,115	12,575	17,753

Loss from continuing operations	(1,775)	(6,115)	(12,768)	(17,753)
Interest and other income, net	(47)	240	189	865

Loss before income taxes	(1,822)	(5,875)	(12,579)	(16,888)
Income tax benefit	(4,511)	(220)	(4,356)	(2,444)

Net income (loss) from continuing operations	2,689	(5,655)	(8,223)	(14,444)

Discontinued operations:
Net income (loss) from discontinued operations, net of tax	(1,289)	564	(2,373)	4,045
Gain on sale of discontinued operations, net of tax	7,084	—	7,084	—

Gain from discontinued operations	5,795	564	4,711	4,045

Net income (loss)	$8,484	$(5,091)	$(3,512)	$(10,399)

Basic and diluted net income (loss) per share:
Continuing operations	$0.09	$(0.20)	$(0.28)	$(0.50)
Discontinued operations	0.20	0.02	0.16	0.14

Net income (loss) per share	$0.29	$(0.18)	$(0.12)	$(0.36)

Basic and diluted weighted average shares outstanding	28,882	28,853	28,882	28,783
Cash distributions paid per common share	$1.81	—	$14.31	—

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Going Concern Basis)

(in thousands)

(unaudited)

	Two months ended March 23, 2013	Three months ended April 28, 2012	Eight months ended March 23, 2013	Nine months ended April 28, 2012
Net income (loss)	$8,484	$(5,091)	$(3,512)	$(10,399)
Changes in unrealized gain (loss) on investments and other	(353)	(194)	(273)	99

Comprehensive income (loss)	$8,131	$(5,285)	$(3,785)	$(10,300)

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows (Going Concern Basis)

(in thousands)

(unaudited)

	Eight months ended March 23, 2013	Nine months ended April 28, 2012
Cash flows from operating activities:
Net loss	$(3,512)	$(10,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	(7,084)	—
Tax benefit on sale of discontinued operations	(4,387)	—
Depreciation and amortization	991	2,139
Share-based compensation	1,275	2,872
Adjustments to provision for excess and obsolete inventory	144	381
Changes in operating assets and liabilities:
Accounts receivable	(146)	2,377
Inventories	(864)	1,701
Prepaids and other assets	(420)	158
Deferred revenue	(2,103)	(622)
Accounts payable	(594)	(867)
Accrued expenses and other liabilities	(3,768)	(43)
Accrued restructuring costs	296	(294)

Net cash used in operating activities	(20,172)	(2,597)

Cash flows from investing activities:
Purchases of property and equipment	(1)	(1,303)
Proceeds from sale of discontinued operations	19,015	—
Purchases of investments	—	(257,891)
Proceeds from sales of investments	196,872	2,050
Proceeds from maturities of investments	100,720	257,215

Net cash provided by (used in) investing activities	316,606	71

Cash flows from financing activities:
Payment of cash distributions to common stockholders	(413,302)	—
Proceeds from issuance of common stock	38	2,444

Net cash (used in) provided by financing activities	(413,264)	2,444

Net decrease in cash and cash equivalents	116,830	(82)
Cash and cash equivalents, beginning of period	136,654	60,765

Cash and cash equivalents, end of period	$19,824	$60,683

Cash paid for income taxes	$1,176	$183

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

On October 23, 2012, the Company entered into an Asset Purchase and Sale Agreement (the “Asset Sale Agreement”) with Sunrise Acquisition Corp. (now known as Sycamore Networks Solutions, Inc.), a portfolio company of Marlin Equity Partners (“Buyer”), pursuant to which Buyer agreed to acquire substantially all of the assets (the “Asset Sale”) primarily related to the Intelligent Bandwidth Management Business, including inventory, fixed assets, accounts receivable, intellectual property rights (other than patents and patent applications), contracts, certain real estate leases, the Company’s subsidiaries in Shanghai, the Netherlands and Japan, and certain shared facilities and assets for $18.75 million in cash, subject to a working capital adjustment, and the assumption by Buyer of certain liabilities. The Company’s stockholders authorized the Asset Sale at a Special Meeting of Stockholders held on January 29, 2013 (the “Special Meeting”), and the Asset Sale was completed on January 31, 2013 (the transfer of the Company’s equity interests in its Shanghai subsidiary, which was subject to the receipt of government approval, occurred on March 25, 2013). Upon the closing of the Asset Sale, Buyer acquired substantially all of the Company’s operating assets relating to the Intelligent Bandwidth Management Business, including the Company’s accounts receivable, inventories and prepaid and other assets, and assumed most of the Company’s remaining current liabilities, including substantially all of the Company’s deferred revenue and accrued warranty obligations. On April 22, 2013, the Company commenced litigation against Buyer and certain of its affiliates with respect to certain amounts due under the Asset Sale Agreement. In connection with such litigation, on May 28, 2013, the Company and such parties reached an agreement pursuant to which (1) the Company agreed to dismiss the pending litigation without prejudice, (2) Buyer paid certain undisputed amounts owed to the Company and (3) the parties agreed to submit the remaining issues relating to amounts in dispute of approximately $1.4 million to arbitration for resolution by a neutral accountant. Following receipt of the aforementioned undisputed amounts, the Company dismissed the pending lawsuit without prejudice. For additional information concerning this litigation, see Note 10: “Commitments and Contingencies.”

In conjunction with the approval of the Asset Sale Agreement, the Company’s Board of Directors (the “Board”) also approved the liquidation and dissolution of the Company (the “Dissolution”) pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”) following the completion of the Asset Sale. The Plan of Dissolution was also approved by the stockholders at the Special Meeting and, following a review of the Company’s strategic alternatives for all of the Company’s assets and available options for providing value to the Company’s stockholders, the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware (the “Certificate of Dissolution”) on March 7, 2013. For additional information regarding the Dissolution, please see the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission (the “SEC”) on December 28, 2012 and its Current Report on Form 8-K filed with the SEC on March 8, 2013.

In connection with the filing of the Certificate of Dissolution, on March 7, 2013 the Company closed its stock transfer books and discontinued recording transfers of its common stock, $0.001 par value per share (the “Common Stock”). The Common Stock, and stock certificates evidencing the shares of Common Stock, are no longer assignable or transferable on the Company’s books, other than transfers by will, intestate succession or operation of law. The Company also submitted a request to The NASDAQ Stock Market (“NASDAQ”) to suspend trading of the Common Stock on The NASDAQ Global Select Market effective as of the close of trading on March 7, 2013 and, on March 15, 2013, the Company filed a Form 25 with the SEC to delist its Common Stock, which became effective prior to the opening of trading on March 25, 2013. Since the suspension of trading of the Common Stock on The NASDAQ Global Select Market, shares of our Common Stock held in street name with brokers have been trading in the over-the-counter market on the Pink Sheets, an electronic bulletin board established for unlisted securities.

Effective as of the close of business on April 1, 2013, three members of the Company’s then-current Board resigned, the number of directors constituting the Board was reduced to three and Alan Cormier, the Company’s General Counsel and Secretary, was appointed to the Board to fill the resulting vacancy. During the quarter the Board also approved the termination of the employment of Daniel E. Smith, Sycamore’s President and Chief Executive Officer, effective April 8, 2013, and Paul F. Brauneis, Sycamore’s Vice President of Finance and Administration, Chief Financial Officer and Treasurer, effective as of April 1, 2013, and Kevin J. Oye, Sycamore’s Vice President, Systems and Technology, effective as of April 8, 2013. Mr. Cormier became President and Chief Executive Officer upon Mr. Smith’s departure, and Anthony Petrillo, the Company’s Controller, became Chief Financial Officer upon Mr. Brauneis’ departure. Mr. Smith remained on the Board as a non-employee director.

As a result of the completion of the Asset Sale and the Company’s previously announced halting of further development and marketing in connection with the IQstream Business, the Company no longer has any operating assets or revenue. Since the filing of the Certificate of Dissolution, the Company has been operating in accordance with the Plan of Dissolution, which contemplates an orderly wind down of the Company’s business, including the disposition of the IQstream Business, the sale or monetization of the Company’s other remaining non-cash assets, and the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims. On March 27, 2013, in light of the Board’s views as to the prospects for the IQstream Business, the Board determined to terminate all of the remaining IQstream Employees, effective April 1, 2013. As of June 6, 2013, the Company had four remaining employees. The Company continues to pursue its options with respect to the assets of the IQstream Business, including a possible sale of the intellectual property, equipment and other assets of the IQstream Business, either together or separately. On May 24, 2013, the Company entered into a Restated Purchase and Sale Agreement to sell its parcel of undeveloped land located in Tyngsborough, MA to Tyngsborough Commons, LLC (“Tyngsborough Commons”) for a total purchase price of $3.5 million. The Company expects to complete the sale on or about August 30, 2013, subject to the right of Tyngsborough Commons to request a 45 day extension. The closing of the sale is subject to the satisfaction of customary closing conditions, some of which are outside of the Company’s control and, accordingly, there can be no assurance when or if such closing will occur. During the Dissolution period, the Company will continue to pursue the liquidation of its remaining non-cash assets to cash for possible distribution to our stockholders.

Subject to uncertainties inherent in the winding up of the Company’s business, we expect to make an additional liquidating distribution as promptly as practicable after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties, as discussed below in “Item 1A. Risk Factors”. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders, and no assurance can be given that the distributions will equal or exceed the estimate presented in the Statement of Net Assets accompanying this Quarterly Report on Form 10-Q.

On February 28, 2013, the Company paid a special cash distribution to its stockholders of $1.81 per share of Common Stock, or $52.3 million in the aggregate. The $52.3 million paid on February 28, 2013 is in addition to the $361.0 million in distributions the Company previously paid to stockholders in fiscal 2013. As a result of having an accumulated deficit, the special cash distributions were recorded as reductions to additional paid-in capital.

2.  Basis of Presentation

The accompanying financial data for the two and eight month periods ended March 23, 2013 and for the comparable three and nine months ended April 28, 2012 have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended July 31, 2012.

The condensed consolidated financial statements for the two and eight month periods ended March 23, 2013 and for the comparable three and nine months ended April 28, 2012 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Following the Company’s filing of the Certificate of Dissolution, the Company adopted the liquidation basis of accounting. See “Liquidation Basis of Accounting” below for further information regarding the Company’s adoption of the liquidation basis of accounting. In the opinion of management, the accompanying financial statements include all adjustments necessary to state fairly the financial position of Sycamore as of July 31, 2012 and the results of our operations and cash flows for the periods ended March 23, 2013 and April 28, 2012. The results of operations and cash flows for the period ended March 23, 2013 should not be considered indicative of the operating results and cash flows for the full fiscal year or any future periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing the financial statements on a going concern basis include those related to revenue recognition, allowance for doubtful accounts, warranty obligations, inventory allowance, litigation, other contingencies and share-based compensation. Estimates and judgments are reflected in the consolidated financial statements in the period in which they are made.

Liquidation Basis of Accounting

On March 24, 2013, the beginning of the fiscal month following the filing of the Certificate of Dissolution, the Company began reporting on a liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. Recorded liabilities include estimates of expected costs associated with carrying out the Plan of Dissolution. These estimates will periodically be reviewed and adjusted as appropriate.

The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Dissolution. The actual values and costs associated with carrying out the Plan of Dissolution may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. In particular, the estimates of costs will vary with the length of time necessary to complete the Dissolution process and to resolve potential claims which have not yet been submitted to the Company. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the accompanying Statement of Net Assets.

Upon transition to the liquidation basis of accounting, the Company recorded the following adjustments to record assets at their estimated net realizable values:

Initial adjustment of assets to estimated net realizable value	Amount
Write up of assets	$3,393
Write down of assets	(510)

$2,883

The Company’s write up of assets relates to certain non-cash assets of Sycamore, including intellectual property and other assets relating to the IQstream Business, patents and patent applications related to or used in the Intelligent Bandwidth Management Business, our real estate holdings in Tyngsborough, MA, our investments in private companies and certain other fixed assets. The write up of these assets is based on our current best estimate of the net realizable value of these assets and is subject to substantial risk and uncertainties. At this time, the Company does not expect to receive any additional material consideration for these assets beyond the amounts reflected in the accompanying Statement of Net Assets. Accordingly, we believe the amount currently reflected in the Statement of Net Assets represents the maximum value of these assets.

The write down of assets relates to certain prepaid expenses and other assets that have no future net realizable value.

On April 22, 2013, the Company commenced litigation against Buyer and certain of its affiliates with respect to certain amounts due under the Asset Sale Agreement. In connection with such litigation, on May 28, 2013, the Company and such parties reached an agreement pursuant to which (1) the Company agreed to dismiss the pending litigation without prejudice, (2) Buyer paid certain undisputed amounts owed to the Company and (3) the parties agreed to submit the remaining issues relating to amounts in dispute of approximately $1.4 million to arbitration for resolution by a neutral accountant. Following receipt of the aforementioned undisputed amounts, the Company dismissed the pending lawsuit without prejudice. Because of the unpredictability of any settlement amount or ruling in favor of the Company by a neutral accountant, the Company is currently unable to estimate the net realizable value of any proceeds in connection with this matter. Accordingly, the Company has not recorded any receivables for the amount at issue. If the Company is successful in its efforts to recover all or any portion of the $1.4 million from Buyer, the Company will record the amount of any settlement, decision or order by the arbitrator at the time thereof, which may result in an aggregate increase to net assets. For additional information concerning this litigation, see Note 10: “Commitments and Contingencies.”

The Company accrued estimated costs expected to be incurred in carrying out the Plan of Dissolution. Under the General Corporation Law of the State of Delaware (the “DGCL”), the dissolution period will last for a minimum of three years. The Company was required to make certain estimates and exercise judgment in determining the accrued costs of liquidation as of March 24, 2013. Upon transition to the liquidation basis of accounting, the Company accrued the following costs expected to be incurred in the Dissolution:

Accrued costs of liquidation	Amount
Restructuring	$3,309
Compensation	3,539
Professional fees	3,672
Other expenses associated with wind down activities	2,725
Insurance	1,500

$14,745

The accrued costs of liquidation do not include an estimate of the amount that the Company may be required to pay under the Asset Sale Agreement to satisfy our indemnification obligations, if any, to Buyer and its related parties, or any other amount we may be required to pay to Buyer under the Asset Sale Agreement. The Company’s aggregate indemnification liability for breaches of representations and warranties is limited to approximately $2.8 million. The Company’s indemnification obligations for breaches of representations and warranties expire no later than twelve months following the closing date of the Asset Sale, which was January 31, 2013. In the event Buyer is able to successfully assert indemnification claims against the Company, the Company will record the amount of any such liability at the time thereof, resulting in a decrease to net assets.

The table below summarizes the reserve for estimated costs during the liquidation period of April 27, 2013:

Amount
Compensation	$3,111
Professional fees	3,400
Other expenses associated with wind down activities	2,620
Insurance	1,500

$10,631

See Note 12: “Subsequent Events” for additional information.

3.  Discontinued Operations

On January 31, 2013, the Company completed the Asset Sale for a total purchase price of $18.75 million in cash and the assumption by Buyer of certain related liabilities. The transfer of the equity interests of the Company’s subsidiary in Shanghai occurred on March 25, 2013.

The financial results of the Intelligent Bandwidth Management Business have been classified as discontinued operations for all periods presented.

	Two months ended March 23, 2013	Three months ended April 28, 2012	Eight months ended March 23, 2013	Nine months ended April 28, 2012
Revenue	$732	$11,922	$22,266	$40,486
Cost of revenue	71	5,455	8,802	17,152
Operating expenses	1,816	5,603	14,452	16,579
Income tax expense	134	300	1,385	2,710

Net income (loss) from discontinued operations, net of tax	(1,289)	564	(2,373)	4,045
Gain on sale of discontinued operations, net of tax	7,084	0	7,084	0

Total discontinued operations	$5,795	$564	$4,711	$4,045

4.  Share-Based Compensation

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Two months ended March 23, 2013	Three months ended April 28, 2012	Eight months ended March 23, 2013	Nine months ended April 28, 2012
Cost of product revenue	$—	$—	$—	$—
Cost of service revenue	—	—	—	—
Research and development	23	297	312	879
Sales and marketing	10	64	126	194
General and administrative	20	179	312	545
Discontinued operations	(165)	411	525	1,254

Share-based compensation expense	$(112)	$951	$1,275	$2,872

Stock option activity under all of the Company’s stock plans since July 31, 2012 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at July 31, 2012	10,756,844	$3.97	6.03
Options granted	—
Options exercised	(2,800)	13.22
Options cancelled	(10,754,044)	3.97

Outstanding at March 23, 2013	0	$0.00	0.00

Options vested and expected to vest	0	$0.00	0
Options exercisable as of March 23, 2013	0	$0.00	0

The intrinsic value of options exercised during the eight months ended March 23, 2013 was $5,000.

Upon effectiveness of the Dissolution, the Company cancelled all outstanding stock option awards under the Company’s stock plans.

5.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period less unvested restricted stock. Common equivalent shares are not used in the calculation of net loss per share because the effect would be antidilutive.

Employee stock options to purchase 6.4 million shares and 9.6 million shares have not been included in the computation of diluted net income (loss) per share for the two and eight month periods ended March 23, 2013, and employee stock options to purchase 10.7 million shares and 11.0 million shares have not been included in the computation of net loss per share for the three and nine month periods ended April 28, 2012, because in each case their effect would have been antidilutive for the periods presented. Upon effectiveness of the Dissolution, the Company cancelled all outstanding stock option awards under the Company’s stock plans.

6.  Cash Equivalents and Marketable Securities

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. As of April 27, 2013, the Company did not have any short term or long term investments. As of July 31, 2012, the Company had short term and long term investments of $302.7 million. The Company’s investments as of July 31, 2012 consisted of marketable securities classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of our short term and long term investments is determined based on quoted market prices at the reporting date for those instruments. As of April 27, 2013 and July 31, 2012, aggregate cash and cash equivalents and short and long term investments consisted of (in thousands):

April 27, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$20,614	$—	$—	$20,614
Government securities	—	—	—	—

Total	$20,614	$—	$—	$20,614

July 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$136,654	$—	$—	$136,654
Government securities	302,695	66	(22)	302,739

Total	$439,349	$66	$(22)	$439,393

7.  Restructuring Charges

During the first quarter of fiscal 2013, the Company implemented cost-reduction actions associated with the IQstream Business, including workforce reductions and other cost containment measures. The Company recorded a workforce reduction restructuring charge of $1.6 million primarily related to employee separation packages, which included severance pay, benefits continuation and outplacement costs. The Company also recorded a restructuring charge of $0.4 million related to certain purchase commitments for the IQstream Business that have no future benefit.

During the second quarter of fiscal 2013, the Company halted further development and marketing of the IQstream Business. The Company took further cost reduction actions associated with the IQstream Business and recorded a workforce reduction restructuring charge of $0.3 million primarily related to employee separation packages, which included severance pay, benefits continuation and outplacement costs.

During the third quarter of fiscal 2013, the Company continued its cost reduction actions associated with the IQstream Business and terminated all of its remaining IQstream employees. The Company also implemented certain cost reduction actions with respect to its general and administrative functions. In connection with these actions, the Company recorded a workforce reduction restructuring charge of $4.0 million primarily related to employee separation packages, which included severance pay, benefits continuation and outplacement costs.

These actions are summarized below:

	Accrual Balance at July 31, 2012	Q113 Charges	Q213 Charges	Q313 Charges	Payments	Accrual Balance at April 27, 2013
Workforce reduction	$—	$1,577	$264	$4,003	$5,617	$227
Contract termination costs	—	411	—	—	341	70

Total	$—	$1,988	$264	$4,003	$5,958	$297

The Company expects to pay these remaining costs primarily during the next twelve months.

8.  Income Taxes

Income tax expense for the two and eight months ended March 23, 2013 is $10 thousand and $1.4 million, respectively. Income tax expense for the three and nine months ended April 28, 2012 is $80 thousand and $0.3 million, respectively. The tax expense is allocated between components of continuing operations, discontinued operations and gain on sale of discontinued operations in accordance with the provisions of Accounting Standards Codification (“ASC”) 740:

	Two months ended March 23, 2013	Three months ended April 28, 2012	Eight months ended March 23, 2013	Nine months ended April 28, 2012
Tax benefit included in continuing operations	$(4,511)	$(220)	$(4,356)	$(2,444)
Tax expense included in discontinued operations	134	300	1,385	2,710
Tax expense included in gain on sale of discontinued operations	4,387	—	4,387

Total tax expense continuing and discontinued operations	$10	$80	$1,416	$266

The $4.5 million and $4.4 million of tax benefits from continuing operations for the two and eight months ended March 23, 2013, respectively, are attributable to the intraperiod allocation of losses from continuing operations to income generated from discontinued operations, for which the losses would not have otherwise been benefitted under ASC 740.

As of April 27, 2013 and July 31, 2012, the Company had a liability of $1.7 million for taxes, interest and penalties for unrecognized tax benefits related to various foreign income tax matters. If recognized, the entire amount would impact the Company’s effective tax rate. During fiscal 2013, it is possible that we may recognize up to $0.2 million of previously unrecognized tax benefits related to various foreign tax positions.

As of April 27, 2013 and July 31, 2012, the Company had $0.5 million accrued for interest and penalties related to uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international and state income taxes.

The Company is currently open to audit under statutes of limitation by the Internal Revenue Service, various foreign jurisdictions and various state jurisdictions for the fiscal years ended July 31, 2005 through July 31, 2012. However, limited audit adjustments could be made to federal and state tax returns in earlier years resulting in a reduction of net operating loss carryforwards.

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

9.  Recent Accounting Pronouncements

On June 16, 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires companies to report components of comprehensive income in either: (1) a continuous statement of comprehensive income; or (2) two separate consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. The Company adopted ASU 2011-05 in the first quarter of fiscal 2013 by reporting a separate statement of comprehensive income (loss).

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The new standard addresses when and how an entity should apply the liquidation basis of accounting. The new guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013 and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company adopted ASU No. 2013-07 in the third quarter of fiscal 2013. The adoption did not have a material impact on the Company’s application of the liquidation basis of accounting.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters. The new standard addresses a parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or group of assets within a foreign entity or of an investment in a foreign entity. The objective of the update is to resolve the diversity in practice about the appropriate guidance to apply to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or a business within a foreign entity. The update provides that the entire amount of the cumulative translation adjustment associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity. This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. Early adoption is permitted. The Company adopted ASU No. 2013-05 in the third quarter of fiscal 2013. The adoption did not have a material impact on the Company.

10.  Commitments and Contingencies

Litigation

On April 22, 2013, the Company filed a complaint in the Complex Commercial Litigation Division of the Superior Court of the State of Delaware against Buyer, Marlin Executive Fund III, L.P. and Marlin Equity III, L.P. (collectively with Buyer, the “Marlin Parties”) in connection with the Asset Sale. The complaint asserted claims for breach of contract against the Marlin Parties and for declaratory judgment against Buyer for certain amounts due to the Company under the Asset Sale Agreement and certain agreements related thereto.

The complaint sought (1) judgment in favor of the Company in the amount of $894,598, together with interest accrued, with respect to reimbursement for the Company’s operation of Sycamore Networks (Shanghai) Co. Ltd. (“Sycamore Shanghai”) for the benefit of Buyer during the period from the Asset Sale until the receipt of regulatory approval for the transfer of Sycamore Shanghai to Buyer, (2) declaratory judgment that cash in the amount of $345,932 remaining in the accounts of subsidiaries of the Company transferred to Buyer in the Asset Sale are excluded assets under terms of the Asset Sale Agreement and, accordingly, belong to the Company and (3) declaratory judgment that Buyer’s assertion that a $1.1 million decrease in the calculation of net working capital is necessary was untimely because it was made after the expiration of the forty-five day time period set forth in the Asset Sale Agreement. The complaint alleged that, among other things, in communications between the Company and Buyer, Buyer had acknowledged that the $894,598 reimbursement in respect of Sycamore Shanghai was then due and owing to the Company, but, despite repeated requests, Buyer had refused to remit such amount to the Company.

On May 28, 2013, the Company and the Marlin Parties entered into an agreement pursuant to which Buyer paid the Company an aggregate amount of approximately $1.7 million, comprising (i) the undisputed amount with respect to reimbursement for the Company’s operation of its subsidiary in Sycamore Shanghai during the period between the closing of the Asset Sale and the transfer of Sycamore Shanghai to Buyer and (ii) the undisputed portion of the working capital adjustment. Following receipt of those undisputed amounts, the Company dismissed the pending lawsuit against the Marlin Parties without prejudice. The Company and the Marlin Parties have agreed to jointly select a Neutral Accountant (as defined in the Asset Sale Agreement) to determine in arbitration whether the cash that remained, immediately prior to closing of the Asset Sale, in the accounts of subsidiaries transferred to Buyer in the Asset Sale is ultimately for the account of the Company or Buyer and whether the value of inventory for purposes of the working capital adjustment should be as proposed by the Company or as proposed by Buyer, or some value in between. The Company has agreed to file a notice of dismissal with prejudice (or otherwise appropriately document dismissal with prejudice) with respect to the litigation as soon as the arbitration is completed, provided the Neutral Accountant has determined both aforementioned issues.

The Company intends to vigorously pursue all amounts owed to the Company by the Marlin Parties pursuant to the Asset Sale Agreement and related agreements.

Guarantees

As of April 27, 2013, the Company’s guarantees requiring disclosure consist of its warranty obligations, indemnification obligations as set forth in the Asset Sale Agreement, indemnification for intellectual property infringement claims and indemnification for officers and directors.

In connection with the closing of the Asset Sale and as set forth in the Asset Sale Agreement, the Company has agreed to indemnify Buyer and certain of its related parties for any damages arising out of any breach of any of our representations or warranties or failure to perform any of our covenants or agreements in the Asset Sale Agreement, our failure to fully or timely pay, satisfy or perform any retained liabilities or our failure to pay any taxes associated with the assets and subsidiaries being sold for periods prior to the closing date of the Asset Sale, including any capital gain or corporate income taxes resulting from the transfer of our China subsidiary. The Company’s aggregate indemnification liability for breaches of representations or warranties is limited to $2,812,500. The Company’s indemnification obligations for breaches of representations or warranties expire no later than twelve months following the closing date of the Asset Sale.

Prior to the Asset Sale and the Dissolution, in the normal course of business, the Company also agreed to indemnify other parties, including customers, lessors and parties to other transactions with the Company with respect to certain matters. The Company agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. Although the Company does not believe that there exists any basis for any such claims, it is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements as of April 27, 2013 or July 31, 2012, as the Company believes the exposure for any related payments is not material.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of any officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not limited; however, the Company maintains liability insurance coverage that may enable it to recover all or a portion of any future amounts paid. The Company did not incur any expense under these arrangements through the third quarter of fiscal year 2013 or during fiscal year 2012. Due to the Company’s inability to estimate liabilities in connection with these agreements, if and when they might be incurred, the Company has not recorded any liability for these agreements as of April 27, 2013 or July 31, 2012.

Warranty Liability

The following table summarizes the activity related to product warranty liability (in thousands):

	Two months ended March 23, 2013	Three months ended April 28, 2012	Eight months ended March 23, 2013	Nine months ended April 28, 2012
Beginning balance	$1,075	$1,125	$1,072	$1,140
Accruals/adjustments	(1,075)	43	(993)	164
Settlements	0	(85)	(79)	(221)

Ending balance	$0	$1,083	$0	$1,083

11.  Fair Value Measurements

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of Sycamore measured at fair value on a recurring basis as of April 27, 2013 are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	April 27, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and Cash Equivalents	$20,614	$20,614	$—	$—
Government Obligations	—	—	—	—

Total assets	$20,614	$20,614	$—	$—

Cash and Cash Equivalents

Cash and cash equivalents of $20.6 million consisting of cash and money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

12.  Subsequent Events

On May 24, 2013, the Company entered into the Tyngsborough Agreement pursuant to which it agreed to sell its parcel of undeveloped land located in Tyngsborough, MA to Tyngsborough Common for a total purchase price of $3.5 million, of which an aggregate amount of $125,000 has been delivered to Sycamore as non-refundable deposits to be credited against the purchase price to be paid by Tyngsborough Commons at closing. The Tyngsborough Agreement contains customary provisions relating to, among other things, the conditions of the title to the property, environmental conditions, representations and warranties, closing conditions and apportionment of taxes. The Company expects to complete the sale on or about August 30, 2013, subject to the right of Tyngsborough Commons to request a 45 day extension. The closing of the sale is subject to the satisfaction of customary closing conditions, some of which are outside of the Company’s control and, accordingly, there can be no assurance when or if such closing will occur.

On April 22, 2013, the Company commenced litigation against Buyer and certain of its affiliates with respect to certain amounts due under the Asset Sale Agreement. In connection with such litigation, on May 28, 2013, the Company and such parties reached an agreement pursuant to which (1) the Company agreed to dismiss the pending litigation without prejudice, (2) Buyer paid certain undisputed amounts owed to the Company and (3) the parties agreed to submit the remaining issues relating to amounts in dispute of approximately $1.4 million to arbitration for resolution by a neutral accountant. For additional information concerning this litigation, see Note 10: “Commitments and Contingencies.”

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

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC. These reports, any amendments to these reports, proxy and information statements and certain other documents we file with the SEC are available through the SEC’s website at www.sec.gov or free of charge on our website as soon as reasonably practicable after we file the documents with the SEC. The public may also read and copy these reports and any other materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

On October 23, 2012, the Company entered into an Asset Purchase and Sale Agreement (the “Asset Sale Agreement”) with Sunrise Acquisition Corp. (now known as Sycamore Networks Solutions, Inc.), a portfolio company of Marlin Equity Partners (“Buyer”), pursuant to which Buyer agreed to acquire substantially all of the assets (the “Asset Sale”) primarily related to the Intelligent Bandwidth Management Business, including inventory, fixed assets, intellectual property rights (other than patents and patent applications), contracts, certain real estate leases, the Company’s subsidiaries in Shanghai, the Netherlands and Japan, and certain shared facilities and assets for $18.75 million in cash, subject to a working capital adjustment, and the assumption by Buyer of certain liabilities. The Company’s stockholders authorized the Asset Sale at a Special Meeting of Stockholders held on January 29, 2013 (the “Special Meeting”), and the Asset Sale was completed on January 31, 2013 (the transfer of the Company’s equity interests in its Shanghai subsidiary, which was subject to the receipt of government approval, occurred on March 25, 2013). Upon the closing of the Asset Sale, Buyer acquired substantially all of the Company’s operating assets relating to the Intelligent Bandwidth Management Business, including the Company’s accounts receivable, inventories and prepaid and other assets, and assumed most of the Company’s current liabilities, including substantially all of the Company’s deferred revenue and accrued warranty obligations. On April 22, 2013, the Company commenced litigation against Buyer and certain of its affiliates with respect to certain amounts due under the Asset Sale Agreement. In connection with such litigation, on May 28, 2013, the Company and such parties reached an agreement pursuant to which (1) the

Company agreed to dismiss the pending litigation without prejudice, (2) Buyer paid certain undisputed amounts owed to the Company and (3) the parties agreed to submit the remaining issues relating to amounts in dispute of approximately $1.4 million to arbitration for resolution by a neutral accountant. For additional information concerning this litigation, see Note 10: “Commitments and Contingencies.”

In conjunction with the approval of the Asset Sale Agreement, the Company’s Board of Directors (the “Board”) also approved the liquidation and dissolution of the Company (the “Dissolution”) pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”) following the completion of the Asset Sale. The Plan of Dissolution was also approved by the stockholders at the Special Meeting and, following a review of the Company’s strategic alternatives for all of the Company’s assets and available options for providing value to the Company’s stockholders, the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware (the “Certificate of Dissolution”) on March 7, 2013. For additional information regarding the Dissolution, please see the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission (the “SEC”) on December 28, 2012 and its Current Report on Form 8-K filed with the SEC on March 8, 2013.

In connection with the filing of the Certificate of Dissolution, on March 7, 2013 the Company closed its stock transfer books and discontinued recording transfers of its common stock, $0.001 par value per share (the “Common Stock”). The Common Stock, and stock certificates evidencing the shares of Common Stock, are no longer assignable or transferable on the Company’s books, other than transfers by will, intestate succession or operation of law. The Company also submitted a request to The NASDAQ Stock Market (“NASDAQ”) to suspend trading of the Common Stock on The NASDAQ Global Select Market effective as of the close of trading on March 7, 2013 and, on March 15, 2013, the Company filed a Form 25 with the SEC to delist its Common Stock, which became effective prior to the opening of trading on March 25, 2013. Since the suspension of trading of the Common Stock on The NASDAQ Global Select Market, shares of our Common Stock held in street name with brokers have been trading in the over-the-counter market on the Pink Sheets, an electronic bulletin board established for unlisted securities.

Effective as of the close of business on April 1, 2013, three members of the Company’s then-current Board resigned, the number of directors constituting the Board was reduced to three and Alan Cormier, the Company’s General Counsel and Secretary, was appointed to the Board to fill the resulting vacancy. During the quarter the Board also approved the termination of the employment of Daniel E. Smith, Sycamore’s President and Chief Executive Officer, effective April 8, 2013, and Paul F. Brauneis, Sycamore’s Vice President of Finance and Administration, Chief Financial Officer and Treasurer, effective as of April 1, 2013, and Kevin J. Oye, Sycamore’s Vice President, Systems and Technology, effective as of April 8, 2013. Mr. Cormier became President and Chief Executive Officer upon Mr. Smith’s departure, and Anthony Petrillo, the Company’s Controller, became Chief Financial Officer upon Mr. Brauneis’ departure. Mr. Smith remained on the Board as a non-employee director.

As a result of the completion of the Asset Sale and the Company’s previously announced halting of further development and marketing in connection with the IQstream Business, the Company no longer has any operating assets or revenue. Since the filing of the Certificate of Dissolution, the Company has been operating in accordance with the Plan of Dissolution, which contemplates an orderly wind down of the Company’s business, including the disposition of the IQstream Business, the sale or monetization of the Company’s other remaining non-cash assets, and the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims. On March 27, 2013, in light of the Board’s views as to the prospects for the IQstream Business, the Board determined to terminate all of the remaining IQstream Employees, effective April 1, 2013. As of June 6, 2013, the Company had four remaining employees. The Company continues to pursue its options with respect to the assets of the IQstream Business, including a possible sale of the intellectual property, equipment and other assets of the IQstream Business, either together or separately. On May 24, 2013, the Company entered into a Restated Purchase and Sale Agreement to sell its parcel of undeveloped land located in Tyngsborough, MA to Tyngsborough Commons, LLC (“Tyngsborough Commons”) for a total purchase price of $3.5 million. The

Company expects to complete the sale on or about August 30, 2013, subject to the right of Tyngsborough Commons to request a 45 day extension. The closing of the sale is subject to the satisfaction of customary closing conditions, some of which are outside of the Company’s control and, accordingly, there can be no assurance when or if such closing will occur. During the Dissolution period, the Company will continue to pursue the liquidation of its remaining non-cash assets to cash for possible distribution to our stockholders.

Subject to uncertainties inherent in the winding up of the Company’s business, we expect to make an additional liquidating distribution as promptly as practicable after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties, as discussed below in “Item 1A. Risk Factors.” Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders, and no assurance can be given that the distributions will equal or exceed the estimate presented in the Statement of Net Assets accompanying this Quarterly Report on Form 10-Q.

On February 28, 2013, the Company paid a special cash distribution to its stockholders of $1.81 per share of Common Stock, or $52.3 million in the aggregate. The $52.3 million paid on February 28, 2013 is in addition to the $361.0 million in distributions the Company previously paid to stockholders in fiscal 2013. As a result of having an accumulated deficit, the special cash distributions were recorded as reductions to additional paid-in capital.

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

On March 24, 2013, the beginning of the fiscal month following the filing of the Certificate of Dissolution, the Company began reporting on a liquidation basis of accounting. Under a liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. Recorded liabilities include estimates of expected costs associated with carrying out the Plan of Dissolution. The actual values and costs associated with carrying out the Plan of Dissolution may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. In particular, the estimates of costs will vary with the length of time necessary to complete the Dissolution process and to resolve potential claims which have not yet been submitted to the Company. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the accompanying Statement of Net Assets. For additional information on the liquidation basis of accounting, please see Note 2: “Basis of Presentation” to the Company’s Consolidated Financial Statements.

Results of Operations

Revenue and Gross Profit

The Company had no revenue from continuing operations. As a result of the Asset Sale, the financial results of the Intelligent Bandwidth Management Business have been classified as discontinued operations for all periods presented.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Two months ended March 23, 2013	Three Months Ended April 28, 2012	Variance in Dollars	Variance in Percent	Eight months ended March 23, 2013	Nine Months Ended April 28, 2012	Variance in Dollars	Variance in Percent
Research and development	$344	$3,891	$(3,547)	(91)%	$4,806	$10,870	$(6,064)	(56)%
Sales and marketing	280	715	(435)	(61)%	1,808	2,427	(619)	(26)%
General and administrative	457	1,509	(1,052)	(70)%	3,015	4,456	(1,441)	(32)%
Restructuring	694	—	694	100%	2,946	—	2,946	100%

Total operating expenses	$1,775	$6,115	$(4,340)	(71)%	$12,575	$17,753	$(5,178)	(29)%

As a result of the Asset Sale, the financial results of the Intelligent Bandwidth Management Business have been classified as discontinued operations for all periods presented.

Research and Development Expenses

Since November 1, 2012, research and development expenses primarily related to the retention of a limited number of employees to maintain the IQstream technology and assist the Company in its strategic efforts relating to the IQstream Business. On April 1, 2013, the Company terminated all remaining IQstream employees.

As a result of the completion of the Asset Sale and the Company’s decision to proceed with the Dissolution, we do not expect any research and development expenses in the future.

Sales and Marketing Expenses

Since November 1, 2012, sales and marketing expenses primarily related to the retention of a limited number of employees to maintain the IQstream technology and assist the Company in its strategic efforts relating to the IQstream Business. On April 1, 2013, the Company terminated all remaining IQstream employees.

As a result of the completion of the Asset Sale and the Company’s decision to proceed with the Dissolution, we do not expect any sales and marketing expenses in the future.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, professional fees and other general corporate expenses. In accordance with the Plan of Dissolution, the Company intends to retain a limited number of general and administrative employees to assist with the completion of the Dissolution. As of June 6, 2013, the Company had four employees. In addition, the Company expects to continue to incur costs with respect to professional fees and other general corporate expenses in connection with the Dissolution.

Restructuring Charges

During the first quarter of fiscal 2013, the Company implemented cost-reduction actions associated with the IQstream Business, including workforce reductions and other cost containment measures. The Company recorded a workforce reduction restructuring charge of $1.6 million primarily related to employee separation packages, which included severance pay, benefits continuation and outplacement costs. The Company also recorded a restructuring charge of $0.4 million related to certain purchase commitments for the IQstream Business that have no future benefit.

During the second quarter of fiscal 2013, the Company halted further development and marketing of the IQstream Business. The Company took further cost reduction actions associated with the IQstream Business and recorded a workforce reduction restructuring charge of $0.3 million primarily related to employee separation packages, which included severance pay, benefits continuation and outplacement costs.

During the third quarter of fiscal 2013, the Company continued its cost reduction actions associated with the IQstream Business and terminated all of its remaining IQstream employees. The Company also implemented cost reduction actions with respect to its general and administrative functions. In connection with these actions, the Company recorded a workforce reduction restructuring charge of $4.0 million primarily related to employee separation packages, which included severance pay, benefits continuation and outplacement costs. These actions are summarized below:

	Accrual Balance at July 31, 2012					Accrual Balance at April 27, 2013

		Q113	Q213	Q313
		Charges	Charges	Charges	Payments
Workforce reduction	$—	$1,577	$264	$4,003	$5,617	$227
Contract termination costs	—	411	—	—	341	70

Total	$—	$1,988	$264	$4,003	$5,958	$297

The Company expects to pay these remaining costs primarily during the next twelve months.

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Two months ended March 23, 2013	Three Months Ended April 28, 2012	Variance in Dollars	Variance in Percent	Eight Months ended March 23, 2013	Nine Months Ended April 28, 2012	Variance in Dollars	Variance in Percent
Interest and other income, net	$(47)	$240	$(287)	(120)%	$189	$865	$(676)	(78)%

Interest and other income net decreased for the two and eight months ended March 23, 2013 compared to the three and nine months ended April 28, 2012. The decrease was primarily due to a lower average investment balance as a result of the Company’s payment of cash distributions totaling $413.3 million, in the aggregate, in fiscal 2013. The Company also recognized a loss in the two months ended March 23, 2013 related to a cumulative translation adjustment due to the liquidation of certain subsidiaries.

Income Tax Expense

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

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $20.6 million as of April 27, 2013 compared to $439.4 million at July 31, 2012. On February 28, 2013, the Company paid a special cash distribution to its stockholders of $1.81 per share of Common Stock, or $52.3 million in the aggregate. The $52.3 million paid on February 28, 2013 is in addition to the $361.0 million in distributions the Company previously paid to stockholders in fiscal 2013. As a result of having an accumulated deficit, the special cash distributions were recorded as reductions to additional paid-in capital.

On May 24, 2013, the Company entered into a Restated Purchase and Sale Agreement to sell its parcel of undeveloped land located in Tyngsborough, MA to Tyngsborough Commons, LLC (“Tyngsborough Commons”) for a total purchase price of $3.5 million. The Company expects to complete the sale on or about August 30, 2013, subject to the right of Tyngsborough Commons to request a 45 day extension. The closing of the sale is subject to the satisfaction of customary closing conditions, some of which are outside of the Company’s control and, accordingly, there can be no assurance when or if such closing will occur. During the liquidation period, the Company will continue to pursue the conversion of its remaining non-cash assets to cash for possible distribution to our stockholders.

Our primary source of liquidity comes from our cash and cash equivalents, which totaled $20.6 million as of April 27, 2013, the majority of which is held in the United States. We believe that our current cash and cash equivalents are sufficient to satisfy our anticipated cash requirements through the Dissolution period. However, the Dissolution process involves substantial risks and uncertainties, as discussed below in “Item 1A. Risk Factors.” Accordingly, the actual amount of cash remaining for distribution to stockholders following completion of the Dissolution could vary significantly from current estimates and could even result in no excess cash available for distribution.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

Following the closing of the Asset Sale, the Company has no remaining material operating leases or inventory or other purchase commitments.

In connection with the closing of the Asset Sale and as set forth in the Asset Sale Agreement, the Company has agreed to indemnify Buyer and certain of its related parties for any damages arising out of any breach of any of our representations or warranties or failure to perform any of our covenants or agreements in the Asset Sale Agreement, our failure to fully or timely pay, satisfy or perform any retained liabilities or our failure to pay any taxes associated with the assets and subsidiaries being sold for periods prior to the closing date of the Asset Sale, including any capital gain or corporate income taxes resulting from the transfer of Sycamore Shanghai. The Company’s aggregate indemnification liability for breaches of representations or warranties is limited to $2,812,500. The Company’s indemnification obligations for breaches of representations or warranties expire no later than twelve months following the closing date of the Asset Sale, which occurred on January 31, 2013.

Recent Accounting Pronouncements

On June 16, 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires companies to report components of comprehensive income in either: (1) a continuous statement of comprehensive income; or (2) two separate consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. The Company adopted ASU 2011-05 in the first quarter of fiscal 2013 by reporting a separate statement of comprehensive income (loss).

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The new standard addresses when and how an entity should apply the liquidation basis of accounting. The new guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company adopted ASU No. 2013-07 in the third quarter of fiscal 2013. The adoption did not have a material impact on the Company’s application of the liquidation basis of accounting.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters. The new standard addresses a parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or group of assets within a foreign entity or of an investment in a foreign entity. The objective of the update is to resolve the diversity in practice about the appropriate guidance to apply to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or a business within a foreign entity. The update provides that the entire amount of the cumulative translation adjustment associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity. This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. Early adoption is permitted. The Company adopted ASU No. 2013-05 in the third quarter of fiscal 2013. The adoption did not have a material impact on the Company.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 27, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

Changes in Internal Control over Financial Reporting. During the quarter ended April 27, 2013, in connection with the Dissolution we made the following changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting: (i) the Company terminated all but four of its employees, (ii) we consolidated the responsibilities for internal control over financial reporting to our Chief Executive Officer and Chief Financial Officer and (iii) the board of directors now serves to oversee and review the Company’s system of financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Litigation

On April 22, 2013, the Company filed a complaint in the Complex Commercial Litigation Division of the Superior Court of the State of Delaware against Buyer, Marlin Executive Fund III, L.P. and Marlin Equity III, L.P. (collectively with Buyer, the “Marlin Parties”) in connection with the Asset Sale. The complaint asserted claims for breach of contract against the Marlin Parties and for declaratory judgment against Buyer for certain amounts due to the Company under the Asset Sale Agreement and certain agreements related thereto.

The complaint sought (1) judgment in favor of the Company in the amount of $894,598, together with interest accrued, with respect to reimbursement for the Company’s operation of Sycamore Networks (Shanghai) Co. Ltd. (“Sycamore Shanghai”) for the benefit of Buyer during the period from the Asset Sale until the receipt of regulatory approval for the transfer of Sycamore Shanghai to Buyer, (2) declaratory judgment that cash in the amount of $345,932 remaining in the accounts of subsidiaries of the Company transferred to Buyer in the Asset Sale are excluded assets under terms of the Asset Sale Agreement and, accordingly, belong to the Company and (3) declaratory judgment that Buyer’s assertion that a $1.1 million decrease in the calculation of net working capital is necessary was untimely because it was made after the expiration of the forty-five day time period set forth in the Asset Sale Agreement. The complaint alleged that, among other things, in communications between the Company and Buyer, Buyer had acknowledged that the $894,598 reimbursement in respect of Sycamore Shanghai is currently due and owing to the Company, but, despite repeated requests, Buyer refused to remit such amount to the Company.

On May 28, 2013, the Company and the Marlin Parties entered into an agreement pursuant to which Buyer paid the Company an aggregate amount of approximately $1.7 million, comprising (i) the undisputed amount with respect to the Company’s operation of its subsidiary in Sycamore Shanghai during the period between the closing of the Asset Sale and the transfer of Sycamore Shanghai to Buyer and (ii) the undisputed portion of the working capital adjustment. Following receipt of those undisputed amounts, the Company dismissed the pending lawsuit against the Marlin Parties without prejudice. The Company and the Marlin Parties have agreed to jointly select a Neutral Accountant (as defined in the Asset Sale Agreement) to determine in arbitration whether the cash that remained, immediately prior to closing of the Asset Sale, in the accounts of subsidiaries transferred to Buyer in the Asset Sale is ultimately for the account of the Company or Buyer and whether the value of inventory for purposes of the working capital adjustment should be as proposed by the Company or as proposed by Buyer, or some value in between. The Company has agreed to file a notice of dismissal with prejudice (or otherwise appropriately document dismissal with prejudice) with respect to the litigation as soon as the arbitration is completed, provided the Neutral Accountant has determined both aforementioned issues.

The Company intends to vigorously pursue all amounts owed to the Company by the Marlin Parties pursuant to the Asset Sale Agreement and related agreements.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012, as filed with the SEC on October 10, 2012. Other than as provided below to address the risks and uncertainties in connection with the Dissolution and the Board’s views with respect to the prospects for the IQstream Business, there have been no material changes to our risk factors from those previously disclosed in our Annual Report on Form 10-K. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

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

Liquidating distributions also could be delayed if the Board determines that it is in our best interests and the best interests of our stockholders to effectuate the Dissolution in accordance with the procedures set forth in Sections 280 and 281(a) of the DGCL as opposed to those prescribed by Section 281(b) of the DGCL. The procedures of Sections 280 and 281(a) of the DGCL would require that any distribution be subject to prior completion of proceedings in the Delaware Court of Chancery. The Plan of Dissolution provides for the Dissolution to be effected pursuant to Sections 280 and 281(a) of the DGCL, but allows the Company to elect to effect the Dissolution pursuant to Section 281(b) of the DGCL. Although we have initiated the Dissolution pursuant to Sections 280 and 281(a) of the DGCL, the Plan of Dissolution allows the Company to later elect to complete the Dissolution pursuant to Section 281(b) of the DGCL.

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

We may incur significant costs to enforce our rights under the Asset Sale Agreement.

On April 22, 2013, the Company filed a complaint in the Complex Commercial Litigation Division of the Superior Court of the State of Delaware against Buyer, Marlin Executive Fund III, L.P. and Marlin Equity III, L.P. (collectively with Buyer, the “Marlin Parties”) in connection with the Asset Sale. The complaint asserted claims for breach of contract against the Marlin Parties and for declaratory judgment against Buyer for certain amounts due to the Company under the Asset Sale Agreement and certain agreements related thereto. On May 28, 2013, the Company and the Marlin Parties entered into an agreement pursuant to which Buyer paid the Company an aggregate amount of approximately $1.7 million, comprising (i) the undisputed amount owed with respect to reimbursement for the Company’s operation of Sycamore Shanghai during the period between the closing of the Asset Sale and the transfer of Sycamore Shanghai to Buyer and (ii) the undisputed portion of the working capital adjustment. Following receipt of those undisputed amounts, the Company dismissed the lawsuit against the Marlin Parties without prejudice. The Company and the Marlin Parties have agreed to jointly select a Neutral Accountant (as defined in the Asset Sale Agreement) to determine the remaining issues reflecting amounts in dispute of approximately $1.4 million. We may incur significant costs in connection with pursuing these claims and otherwise enforcing our rights under the Asset Sale Agreement, which may reduce the amount available for distribution to our shareholders. For additional information concerning this litigation, see Note 10: “Commitments and Contingencies.”

We may experience difficulties identifying, analyzing or consummating strategic alternatives with respect to the IQstream Business and our remaining non-cash assets, and any such alternatives may not achieve desired results.

On March 27, 2013, in light of the Board’s views as to the prospects for the IQstream Business, the Board determined to terminate all of the remaining IQstream Employees, effective April 1, 2013. The Company is continuing to pursue its options with respect to the assets of the IQstream Business, including a possible sale of the intellectual property, equipment and other assets of the IQstream Business, either together or separately.

On May 24, 2013, the Company entered into the Tyngsborough Agreement pursuant to which we agreed to sell its parcel of undeveloped land located in Tyngsborough, MA to Tyngsborough Commons for a total purchase price of $3.5 million, of which an aggregate amount of $125,000 has been delivered to Sycamore as non-refundable deposits to be credited against the purchase price to be paid by Tyngsborough Commons at closing. The Tyngsborough Agreement contains customary provisions relating to, among other things, the condition of the title to the property, environmental conditions, representations and warranties, closing conditions and apportionment of taxes. The Company expects to complete the sale on or about August 30, 2013, subject to the right of Tyngsborough Commons to request a 45 day extension. The closing of the sale is subject to the satisfaction of customary closing conditions, some of which are outside of the Company’s control and, accordingly, there can be no assurance when or if such closing will occur.

We are continuing to explore our options with respect to our other remaining non-cash assets, including patents and patent applications related to or used in the Intelligent Bandwidth Management Business and certain other assets not being sold to Buyer in the Asset Sale. We cannot provide assurances that we will be able to identify suitable third parties for any such transactions. Even if we identify suitable third parties, we may not be able to successfully negotiate or consummate a transaction. Furthermore, the pursuit of any such transaction may require the expenditure of substantial legal and other fees, which may be incurred whether or not a transaction is consummated. Any decision we make regarding our options will necessarily involve risks and uncertainties and present challenges in implementation.

We have incurred and expect to incur certain liabilities and costs in connection with the Board’s decision to halt the marketing and development of the IQstream Business, including workforce reduction costs and disposing of or writing off excess inventory and equipment, and contract termination costs. There can be no assurances what value, if any, we may receive in connection with our exploration of options with respect to the IQstream Business or that any value we receive will exceed the liabilities and costs expended with respect to the IQstream Business prior to any such transaction. Similarly, we cannot predict what value, if any, we may receive with respect to our other remaining non-cash assets.

As a result, pursuit of any such options may not lead to increased stockholder value and, whether or not we pursue any available options, the amounts available for distribution to the Company’s stockholders may decrease.

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

In connection with the Plan of Dissolution, we may establish a contingency reserve designed to satisfy any additional claims and obligations that may arise. Any contingency reserve may not be adequate to cover all of our claims and obligations. Under the DGCL, if we fail to create an adequate contingency reserve for payment of our claims and obligations during the three-year period after we file the Certificate of Dissolution, each stockholder could be held liable for payment to our creditors of the lesser of (i) such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve and (ii) the amounts previously received by such stockholder in the Dissolution from us and from any liquidating trust or trusts. Accordingly, in such event, a stockholder could be required to return part or all of the liquidating distributions previously made to such stockholder, and a stockholder could receive nothing from us under the Plan of Dissolution. In addition, although our board of directors determined that all amounts distributed to our stockholders prior to the filing of the Certificate of Dissolution were (or will be when declared) appropriately paid out of surplus as defined under the DGCL and otherwise not required to satisfy liabilities to our creditors, to the extent that the contingency reserve is determined to be inadequate for payment of our claims and obligations, and it is further determined that our board of directors’ determination was incorrect at the time of the declaration of such distributions, it is possible that creditors could seek to recoup such amounts from our stockholders. Moreover, if a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a situation in which a stockholder may incur a net tax cost if the repayment of the amount previously distributed does not cause a commensurate reduction in taxes payable in an amount equal to the amount of the taxes paid on amounts previously distributed.

We closed our stock transfer books on March 7, 2013 and trading of the Common Stock was suspended on the NASDAQ Global Select Market as of March 7, 2013, each of which may make it difficult for stockholders to trade their shares.

On March 7, 2013 (the “Final Record Date”), we closed our stock transfer books and discontinued recording transfers of shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) on our stock transfer books, except transfers by will, intestate succession or operation of law. Therefore, shares of the Common Stock ceased being freely transferable after the Final Record Date. All liquidating distributions from us or a liquidating trust, if any, will be made to our stockholders pro rata according to their respective holdings of common stock as of the Final Record Date. Following the filing of our Certificate of Dissolution, trading of the Common Stock on The NASDAQ Global Select Market was suspended effective as of the close of trading on March 7, 2013 and, on March 15, 2013, we filed a Form 25 with the SEC to delist our Common Stock, which became effective prior to the opening of trading on March 25, 2013.

Following the suspension of trading of the Common Stock, shares of our Common Stock held in street name with brokers have been trading in the over-the-counter market on the Pink Sheets, an electronic bulletin board established for unlisted securities, under the symbol “SCMR.PK”. The Company has been informed that the Common Stock has been trading under “due-bill” contractual obligations between the seller and purchaser of the stock, who negotiate and rely on themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares. No assignments or transfers of the Common Stock were recorded or will be recorded after March 7, 2013. Trading in the Common Stock is inherently risky and highly speculative and the market for our stock is highly illiquid. The only value associated with our shares is the right to receive further distributions as part of the liquidation process. Because of the difficulty in estimating the amount and timing of the liquidating distributions, and due to the other risk factors discussed herein, our Common Stock may be subject to significant volatility and may trade above the amount of any liquidating distribution that is made.

Until we obtain relief from the reporting requirements under the Exchange Act, we will continue to incur the expenses of complying with public company reporting requirements.

We continue to be required to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), even though compliance with such reporting requirements is economically burdensome. In order to eliminate these expenses we intend to seek relief from the SEC from the reporting requirements under the Exchange Act, but no assurances can be given as to when or if such relief will be obtained. If we do not obtain such relief, and, in any event, until such time as we obtain such relief, we will continue to incur significant costs in complying with our public company reporting requirements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not: (1) publicly announced any programs to repurchase, or repurchased, any shares of Common Stock; or (2) sold, within the last three years, Company securities that were not registered under the Securities Act.

Item 4.	Mine Safety Disclosures

Not applicable

Item 6.	Exhibits

Exhibits:

(a) List of Exhibits

Number	Exhibit Description

2.1	Asset Purchase and Sale Agreement, dated October 23, 2012, by and between Sycamore Networks, Inc. and Sunrise Acquisition Corp. (6)

2.2	Plan of Complete Liquidation and Dissolution adopted by the Board of Directors of Sycamore Networks, Inc. on October 22, 2012 (7)

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (1)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (4)

3.5	Amended and Restated By-Laws of the Company (3)

4.1	Specimen common stock certificate (5)

4.2	See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (1)(2)(3)(4)

4.3	Certificate of Dissolution, as filed by Sycamore Networks, Inc. with the Secretary of State of the State of Delaware on March 7, 2013 (8)

10.1	Services Consulting Agreement by and between Sycamore Networks, Inc. and Paul F. Brauneis dated March 29, 2013 (9)

10.2	Services Consulting Agreement by and between Sycamore Networks, Inc. and Kevin J. Oye dated March 29, 2013 (9)

10.3	Retention Bonus Agreement by and between Sycamore Networks, Inc. and Alan R. Cormier dated March 29, 2013 (9)

10.4	Retention Bonus Agreement by and between Sycamore Networks, Inc. and Anthony Petrillo dated March 29, 2013 (9)

10.5	Severance Pay Agreement by and between Sycamore Networks, Inc. and Anthony Petrillo dated March 29, 2013 (9)

10.6	Restated Purchase and Sale Agreement by and between Sycamore Networks, Inc. and Tyngsborough Commons, LLC dated May 24, 2013 (10)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Number	Exhibit Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630) filed with the Securities and Exchange Commission on February 17, 2000.
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Securities and Exchange Commission on November 28, 2007.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010 filed with the Securities and Exchange Commission on September 24, 2010.
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(7)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2012 filed with the Securities and Exchange Commission on November 29, 2012.
(8)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013.
(9)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.
(10)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May [30], 2013.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sycamore Networks, Inc.

/s/ Anthony J. Petrillo

Anthony J. Petrillo Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: June 10, 2013