Form 10-K
period 2013-07-31
SYCAMORE NETWORKS INC
filed 2013-10-18
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

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

220 Mill Road

Chelmsford, Massachusetts 01824

(Address of principal executive office)

(978) 250-2900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
NONE	NONE

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 26, 2013 was approximately $46,419,444.

As of October 14, 2013 there were 28,882,093 shares outstanding of the Registrant’s common stock, $0.001 par value.

PART I

ITEM 1.	BUSINESS

Prior to February 1, 2013, Sycamore Networks, Inc. (the “Company”) developed and marketed Intelligent Bandwidth Management solutions for fixed line and mobile network operators worldwide and provided services associated with such products (the “Intelligent Bandwidth Management Business”), and, prior to November 1, 2012, the Company also developed and marketed a mobile broadband optimization solution (the “IQstream Business”). As used in this report, “Sycamore,” “we,” “us,” or “our” refers collectively to Sycamore Networks, Inc. and its subsidiaries.

The Company incorporated under the laws of the State of Delaware on February 17, 1998 and shipped its first product in May 1999. Our principal executive offices are located at 220 Mill Road, Chelmsford, Massachusetts 01824. Our telephone number is (978) 250-3460, and our website address is www.scmrinc.com.

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

On October 23, 2012, the Company entered into an Asset Purchase and Sale Agreement (the “Asset Sale Agreement”) with Sunrise Acquisition Corp. (now known as Coriant America Inc.), a portfolio company of Marlin Equity Partners (“Buyer”), pursuant to which Buyer agreed to acquire substantially all of the assets (the “Asset Sale”) primarily related to the Intelligent Bandwidth Management Business, including inventory, fixed assets, accounts receivable, intellectual property rights (other than patents and patent applications), contracts, certain real estate leases, the Company’s subsidiaries in Shanghai, the Netherlands and Japan, and certain shared facilities and assets for $18.75 million in cash, subject to a working capital adjustment, and the assumption by Buyer of certain liabilities. The Company’s stockholders authorized the Asset Sale at a Special Meeting of Stockholders held on January 29, 2013 (the “Special Meeting”), and the Asset Sale was completed on January 31, 2013 (the transfer of the Company’s equity interests in its Shanghai subsidiary, which was subject to the receipt of government approval, occurred on March 25, 2013). Upon the closing of the Asset Sale, Buyer acquired substantially all of the Company’s operating assets relating to the Intelligent Bandwidth Management Business, including the Company’s accounts receivable, inventories and prepaid and other assets, and assumed most of the Company’s remaining current liabilities, including substantially all of the Company’s deferred revenue and accrued warranty obligations. On April 22, 2013, the Company commenced litigation against Buyer and certain of its affiliates with respect to certain amounts due under the Asset Sale Agreement. In connection with such litigation, on May 28, 2013, the Company and such parties reached an agreement pursuant to which (1) the Company agreed to dismiss the pending litigation without prejudice, (2) Buyer paid certain undisputed amounts owed to the Company and (3) the parties agreed to submit the remaining issues relating to amounts in dispute of approximately $1.4 million to arbitration for resolution by a neutral accountant. Following receipt of the aforementioned undisputed amounts, the Company dismissed the pending lawsuit without prejudice. The matter remains pending before the neutral accountant. For additional information concerning this matter, see Note 13. “Commitments and Contingencies.”

In conjunction with the approval of the Asset Sale Agreement, the Company’s Board of Directors (the “Board”) also approved the liquidation and dissolution of the Company (the “Dissolution”) pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”) following the completion of the Asset Sale. The Plan of Dissolution was also approved by the Company’s stockholders at the Special Meeting and, following a review of the Company’s strategic alternatives for all of the Company’s assets and available options for providing value to the Company’s stockholders, the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware (the “Certificate of Dissolution”) on March 7, 2013. For additional information regarding the Dissolution, please see the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 28, 2012 and its Current Report on Form 8-K filed with the SEC on March 8, 2013.

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

As a result of the completion of the Asset Sale and the Company’s previously announced halting of further development and marketing in connection with the IQstream Business, the Company no longer has any operating assets or revenue. Since the filing of the Certificate of Dissolution, the Company has been operating in accordance with the Plan of Dissolution, which contemplates an orderly wind down of the Company’s business, including the disposition of the IQstream Business, the sale or monetization of the Company’s other remaining non-cash assets, and the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims. As of July 31, 2013, the Company had three remaining employees.

The Company’s primary non-cash assets consist of its intellectual property and other assets relating to the IQstream Business, patents and patent applications related to or used in the Intelligent Bandwidth Management Business, our real estate holdings in Tyngsborough, Massachusetts, our investments in private companies and certain other assets that were not sold to Buyer in the Asset Sale. On March 27, 2013, in light of the Board’s views as to the prospects for the IQstream Business, the Board determined to terminate all of the remaining IQstream Employees, effective April 1, 2013. The Company continues to pursue available options with respect to the assets of the IQstream Business, including a possible sale of the intellectual property, equipment and other assets of the IQstream Business, either together or separately.

On September 5, 2013, the Company terminated an agreement to sell approximately 102 acres of undeveloped land located in Tyngsborough, Massachusetts to Tynsborough Commons, LLC (“Tyngsborough Commons”) for a total purchase price of $3.5 million due to Tyngsborough Commons’ failure to either close the sale on or before August 30, 2013 or pay to the Company the $100,000 additional deposit required to exercise the right to extend the period for closing the sale by 45 days, as provided in the agreement. As a result of the termination, and pursuant to the terms of the agreement, the Company retained as liquidated damages $125,000 in deposits previously paid by Tyngsborough Commons. The Company intends to continue to pursue available options with respect to the land, but there can be no assurance as to the amount of consideration the Company may be able to obtain for the land or as to any time frame within which a potential sale might occur.

As of October 18, 2013, the Company had received 43 United States patents and had pending 7 United States patent applications. Of the United States patents that have been issued, the earliest any will expire is February 2019. Forty of these patents and two patent applications, in each case relating to or used in the Intelligent Bandwidth Management Business, were licensed to Buyer in connection with the Asset Sale. The Company is currently considering available options with respect to its patent portfolio.

During the Dissolution period, the Company will continue to pursue the liquidation to cash of its remaining non-cash assets for possible distribution to our stockholders. Subject to uncertainties inherent in the winding up of the Company’s business, we expect to make one or more additional liquidating distributions as promptly as practicable following the liquidation to cash of our non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties, as discussed below in Item 1A. “Risk Factors”. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders, and no assurance can be given that the distributions will equal or exceed our estimate of net assets presented in the Statement of Net Assets included in this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward looking statements contained in this Annual Report on Form 10-K.

We cannot predict the timing, amount or nature of any future distributions to our stockholders.

Under the General Corporation Law of the State of Delaware (the “DGCL”), the Dissolution period and the Company’s corporate existence will continue for at least three years from the date we filed the Certificate of Dissolution. Subject to uncertainties inherent in the winding up of our business, we expect to make a liquidating distribution as promptly as practicable after payment of, or provision for, outstanding claims. No assurances can be made as to the ultimate amounts to be distributed or the timing of any liquidating distributions. This uncertainty primarily stems from the procedures established under Delaware law for the dissolution of a Delaware corporation. Delaware law permits creditors and other claimants to assert claims against us, and it could take an undefined amount of time to resolve these claims. Also, under Delaware law, before a dissolved corporation may make any liquidating distributions to its stockholders, it must pay or make reasonable provision to pay all of its claims and obligations, including all contingent, conditional or un-matured claims known to the corporation.

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

Any final liquidating distributions could also be delayed due to other factors, including, without limitation:

•

if we become a party to lawsuits or other claims asserted by or against us, including any claims or litigation arising in connection with our decision to liquidate and dissolve or with respect to our indemnification or other obligations under the Asset Sale Agreement;

•	if we are unable to liquidate our remaining non-cash assets, or such liquidation takes longer than expected;

•	if we are unable to resolve any claims with creditors or third parties, or if such resolutions take longer than expected; or

•	if we are unable to obtain relief from the applicable reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Any of the foregoing could delay or substantially diminish the amount available for distribution to our stockholders. In addition, under the DGCL, certain claims and demands may be asserted against us at any time during the three year period. Accordingly, we may retain funds to maintain insurance coverage or establish and set aside a reasonable amount of cash or other asserts as a contingency reserve to satisfy claims against and obligations of the Company that may arise during the wind down period. As a result of these factors, we may retain for distribution at a later date some or all of the estimated amounts that we expect to distribute to our stockholders.

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

We have incurred and may continue to incur significant costs to enforce our rights under the Asset Sale Agreement.

On April 22, 2013, the Company filed a complaint in the Complex Commercial Litigation Division of the Superior Court of the State of Delaware against Buyer, Marlin Executive Fund III, L.P. and Marlin Equity III, L.P. (collectively with Buyer, the “Marlin Parties”) in connection with the Asset Sale. The complaint asserted claims for breach of contract against the Marlin Parties and for declaratory judgment against Buyer for certain amounts due to the Company under the Asset Sale Agreement and certain agreements related thereto. On May 28, 2013, the Company and the Marlin Parties reached an agreement pursuant to which Buyer paid the Company an aggregate amount of approximately $1.7 million, comprising (i) the undisputed amount owed with respect to the Company’s operation of Sycamore Networks (Shanghai) Co. Ltd. (“Sycamore Shanghai”) during the period between the closing of the Asset Sale and the transfer of Sycamore Shanghai to Buyer and (ii) the undisputed portion of the working capital adjustment. In connection with such agreement, the Company and the Marlin Parties have jointly selected a Neutral Accountant (as defined in the Asset Sale Agreement) to determine the remaining issues reflecting amounts in dispute of approximately $1.4 million. We have incurred and may continue to incur significant costs in connection with pursuing these claims and otherwise enforcing our rights under the Asset Sale Agreement, which may reduce the amount available for distribution to our shareholders. For additional information concerning this matter, see Note 13. “Commitments and Contingencies.”

We may experience difficulties identifying, analyzing or consummating alternatives with respect to the IQstream Business and our remaining non-cash assets, and any such alternatives may not achieve desired results.

The Company’s primary non-cash assets consist of its intellectual property and other assets relating to the IQstream Business, patents and patent applications related to or used in the Intelligent Bandwidth Management Business, our real estate holdings in Tyngsborough, Massachusetts, our investments in private companies and certain other assets that were not sold to Buyer in the Asset Sale. While we continue to pursue the sale or monetization of these assets in accordance with the Plan of Dissolution, we cannot provide any assurance that we will be able to successfully sell these assets.

On September 5, 2013, the Company terminated an agreement to sell approximately 102 acres of undeveloped land located in Tyngsborough, Massachusetts to Tyngsborough Commons for a total purchase price of $3.5 million due to Tyngsborough Commons’ failure to either close the sale on or before August 30, 2013 or pay to the Company the $100,000 additional deposit required to exercise the right to extend the period for closing the sale by 45 days, as provided in the agreement. As a result of the termination, and pursuant to the terms of the agreement, the Company retained as liquidated damages $125,000 in deposits previously paid by Tyngsborough Commons. The Company intends to continue to pursue available options with respect to a sale of the Tyngsborough land. However, the price at which we may be able to sell the land may depend on factors beyond the Company’s control, including, without limitation, the condition of the local real estate market, the availability of financing to prospective purchasers of the land, and public market perceptions. Accordingly, there can be no assurance as to the amount of consideration the Company may be able to obtain for the land or as to any time frame within which a potential sale might occur.

On March 27, 2013, in light of the Board’s views as to the prospects for the IQstream Business, the Board determined to terminate all of the remaining IQstream Employees, effective April 1, 2013. The Company continues to pursue available options with respect to the assets of the IQstream Business, including a possible sale of the intellectual property, equipment and other assets of the IQstream Business, either together or separately. There can be no assurances what value, if any, we may receive in connection with our exploration of options with respect to the IQstream Business or that any value we receive will exceed the liabilities and costs expended with respect to the IQstream Business prior to any such transaction.

We are continuing to explore our options with respect to our other remaining non-cash assets, including patents and patent applications related to or used in the Intelligent Bandwidth Management Business and certain other fixed assets. We cannot provide assurances that we will be able to identify suitable third parties for any such transactions. Even if we identify suitable third parties, we may not be able to successfully negotiate or consummate a transaction. Furthermore, the pursuit of any such transaction may require the expenditure of substantial legal and other fees, which may be incurred whether or not a transaction is consummated. Any decision we make regarding our options will necessarily involve risks and uncertainties and present challenges in implementation.

As a result, pursuit of any such options may not lead to increased stockholder value and, whether or not we pursue any available options, the amounts available for distribution to the Company’s stockholders may decrease.

We may undergo, or may already have undergone, an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, which could affect our ability to offset gains, if any, realized from the sale of the Company’s assets against our net operating losses and certain of our tax credit carryovers, which could reduce the amount available for distribution to our stockholders.

Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating losses and tax credits existing as of the date of such ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of a company’s stock within a rolling three-year period. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company. The Company completed an updated Section 382 study through July 31, 2011, and the results of this study showed that no ownership change within the meaning of Section 382 of the Code had occurred through July 31, 2011.

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

In connection with the Plan of Dissolution, we may establish a contingency reserve designed to satisfy any additional claims and obligations that may arise. Any contingency reserve may not be adequate to cover all of our claims and obligations. Under the DGCL, if we fail to create an adequate contingency reserve for payment of our claims and obligations during the three-year period after we file the Certificate of Dissolution, each stockholder could be held liable for payment to our creditors of the lesser of (i) such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve and (ii) the amounts previously received by such stockholder in the Dissolution from us and from any liquidating trust or trusts. Accordingly, in such event, a stockholder could be required to return part or all of the liquidating distributions previously made to such stockholder, and a stockholder could receive nothing from us under the Plan of Dissolution. In addition, although the Board determined that all amounts distributed to our stockholders prior to the filing of the Certificate of Dissolution were (or will be when declared) appropriately paid out of surplus as defined under the DGCL and otherwise not required to satisfy liabilities to our creditors, to the extent that the contingency reserve is determined to be inadequate for payment of our claims and obligations, and it is further determined that the Board’s determination was incorrect at the time of the declaration of such distributions, it is possible that creditors could seek to recoup such amounts from our stockholders. Moreover, if a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a situation in which a stockholder may incur a net tax cost if the repayment of the amount previously distributed does not cause a commensurate reduction in taxes payable in an amount equal to the amount of the taxes paid on amounts previously distributed.

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

Following the suspension of trading of the Common Stock, shares of our Common Stock held in street name with brokers have been trading in the over-the-counter market on the Pink Sheets, an electronic bulletin board established for unlisted securities, under the symbol “SCMR.PK”. The Company has been informed that the Common Stock has been trading under “due-bill” contractual obligations between the seller and purchaser of the stock, who negotiate and rely on themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares. Such trading has reduced the market liquidity of the Common Stock. As a result, investors may find it more difficult to dispose of, or obtain accurate quotations for the price of, the Common Stock, if they are able to trade the Common Stock at all. Liquidity in the Company’s shares may be further reduced if and when the Company announces the sale of one or more of its assets, the resolution of any outstanding claims or disputes, or additional liquidating distributions.

The market price of the Common Stock has been, and is likely to continue to be, subject to significant price volatility.

Trading in the Common Stock is inherently risky and highly speculative and the market for our stock is highly illiquid. The only value associated with our shares is the right to receive further distributions as part of the liquidation process. Because of the difficulty in estimating the amount and timing of the liquidating distributions, and due to the other risk factors discussed herein, our Common Stock may be subject to significant volatility and may trade above or below the amount of any liquidating distribution(s) that may be made.

Until we obtain relief from the reporting requirements under the Exchange Act, we will continue to incur the expenses of complying with public company reporting requirements.

We continue to be required to comply with the applicable reporting requirements of the Exchange Act even though compliance with such reporting requirements is economically burdensome. In order to eliminate these expenses we intend to seek relief from the SEC from the reporting requirements under the Exchange Act, but no assurances can be given as to when or if such relief will be obtained. If we do not obtain such relief, and, in any event, until such time as we obtain such relief, we will continue to incur significant costs in complying with our public company reporting requirements.

If we are unable to retain key personnel, our ability to successfully complete the wind down may be harmed.

Our ability to successfully implement the Plan of Dissolution is partially dependent upon our ability to retain our remaining personnel. As of July 31, 2013, the Company had only three employees. The retention of qualified personnel is difficult under the circumstances. While we have offered our key personnel certain financial incentives to remain with the Company, there is no legal obligation that would require those individuals to remain with the Company. Failure to retain these personnel could harm the implementation of the Plan of Dissolution, particularly during the current period. In the event we are unable to retain key personnel, we may be required to retain outside consultants to perform their duties or hire employees at a premium salary to perform certain key functions and day-to-day tasks.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Sycamore’s principal executive offices are located at 220 Mill Road, Chelmsford, Massachusetts, 01824. As of July 31, 2013, pursuant to a transition services agreement with Buyer, we maintained certain office and other space to conduct our wind-down activities. We presently anticipate that we will continue to utilize all or a portion of this office space during fiscal 2014.

We also own approximately 102 acres of undeveloped land in Tyngsborough, Massachusetts. For information on our efforts to sell this land, please see Part I, Item 1. “Business” of this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

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

The complaint sought (1) judgment in favor of the Company in the amount of $894,598, together with interest accrued, with respect to reimbursement for the Company’s operation of Sycamore Shanghai for the benefit of Buyer during the period from the Asset Sale until the receipt of regulatory approval for the transfer of Sycamore Shanghai to Buyer, (2) declaratory judgment that cash in the amount of $345,932 remaining in the accounts of subsidiaries of the Company transferred to Buyer in the Asset Sale are excluded assets under terms of the Asset Sale Agreement and, accordingly, belong to the Company and (3) declaratory judgment that Buyer’s assertion that a $1.1 million decrease in the calculation of net working capital is necessary was untimely because it was made after the expiration of the forty-five day time period set forth in the Asset Sale Agreement. The complaint alleged that, among other things, in communications between the Company and Buyer, Buyer had acknowledged that the $894,598 reimbursement in respect of Sycamore Shanghai was then due and owing to the Company, but, despite repeated requests, Buyer had refused to remit such amount to the Company.

On May 28, 2013, the Company and the Marlin Parties entered into an agreement pursuant to which Buyer paid the Company an aggregate amount of approximately $1.7 million, comprising (i) the undisputed amount with respect to reimbursement for the Company’s operation of Sycamore Shanghai during the period between the closing of the Asset Sale and the transfer of Sycamore Shanghai to Buyer and (ii) the undisputed portion of the working capital adjustment. Following receipt of those undisputed amounts, the Company dismissed the pending lawsuit against the Marlin Parties without prejudice. In connection with such agreement, the Company and the Marlin Parties have jointly selected McGladrey LLP as the Neutral Accountant (as defined in the Asset Sale Agreement) to determine in arbitration whether the cash that remained, immediately prior to closing of the Asset Sale, in the accounts of subsidiaries transferred to Buyer in the Asset Sale is ultimately for the account of the Company or Buyer and whether the value of inventory for purposes of the working capital adjustment should be as proposed by the Company or as proposed by Buyer, or some value in between. The Company and the Marlin Parties have submitted their initial submissions to the Neutral Accountant and the matter remains pending before the Neutral Accountant. The Company has agreed to file a notice of dismissal with prejudice (or otherwise appropriately document dismissal with prejudice) with respect to the litigation as soon as the arbitration is completed, provided the Neutral Accountant has determined both aforementioned issues.

The Company intends to vigorously pursue all amounts owed to the Company by the Marlin Parties pursuant to the Asset Sale Agreement and related agreements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

On March 7, 2013, we closed our stock transfer books and discontinued recording transfers of shares of the Common Stock on our stock transfer books, except transfers by will, intestate succession or operation of law. Therefore, shares of the Common Stock ceased being freely transferable after March 7, 2013, the Final Record Date. Following the filing of our Certificate of Dissolution, trading of the Common Stock on The NASDAQ Global Select Market was suspended effective as of the close of trading on March 7, 2013 and, on March 15, 2013, we filed a Form 25 with the SEC to delist the Common Stock, which became effective prior to the opening of trading on March 25, 2013. Following the suspension of trading of the Common Stock, shares of our Common Stock held in street name with brokers have been trading in the over-the-counter market on the Pink Sheets, an electronic bulletin board established for unlisted securities, under the symbol “SCMR.PK”. Prior to March 7, 2013, the Common Stock traded on The NASDAQ Global Select Market under the symbol “SCMR”.

There can be no assurance that the Company’s Common Stock will continue to be quoted on the Pink Sheets or any other service.

The following table sets forth, for the periods indicated, the range of high and low closing sale prices for Sycamore’s common stock as reported by the NASDAQ Global Select Market or as listed on the Pink Sheets.

Fiscal year 2013:	High	Low
Fourth Quarter ended July 31, 2013	$0.52	$0.38
Third Quarter ended April 27, 2013	$2.38	$0.36
Second Quarter ended January 26, 2013	$5.80	$2.19
First Quarter ended October 27, 2012	$15.69	$5.20

Fiscal year 2012:	High	Low
Fourth Quarter ended July 31, 2012	$15.59	$13.07
Third Quarter ended April 28, 2012	$20.00	$15.71
Second Quarter ended January 28, 2012	$19.93	$17.63
First Quarter ended October 29, 2011	$19.74	$15.89

As of October 7, 2013, there were approximately 374 stockholders of record.

Dividend Policy

On October 11, 2012, the Company paid a special cash distribution to its stockholders of $10.00 per share of Common Stock, or $288.8 million in the aggregate. On November 12, 2012, the Company paid a special cash distribution to its stockholders of $2.00 per share of Common Stock, or $57.8 million in the aggregate. On December 20, 2012, the Company paid a special cash distribution to its stockholders of $0.50 per share of Common Stock, or approximately $14.4 million in the aggregate. On February 28, 2013, the Company paid a special cash distribution to its stockholders of $1.81 per share of Common Stock, or $52.3 million in the aggregate. The Company did not pay any cash distributions to its stockholders in fiscal year 2012. Subject to uncertainties inherent in the winding up of the Company’s business, the Company expects to make an additional liquidating distribution as promptly as practicable after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distributions to stockholders involve substantial risks and uncertainties, as discussed above in “Item 1A. Risk Factors”. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders, and no assurance can be given that the distributions will equal or exceed the estimate presented in the Statement of Net Assets accompanying this Annual Report on Form 10-K.

Purchase of Equity Securities

The Company did not repurchase any of its equity securities during fiscal 2013 and has no current intention to do so in the future.

Equity Compensation Plans

See Part III, Item 12. “Equity Compensation Plan Information” for information regarding the Company’s securities reserved for issuance under equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. Except for the historical information contained herein, we wish to caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including, without limitation, those risks and uncertainties discussed under the heading “Item 1A. – Risk Factors” contained in this Annual Report Form 10-K and any other reports filed by us from time to time with the Securities and Exchange Commission. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.

Executive Summary

Prior to February 1, 2013, the Company developed and marketed Intelligent Bandwidth Management solutions for fixed line and mobile network operators worldwide and provided services associated with such products (the “Intelligent Bandwidth Management Business”), and, prior to November 1, 2012, the Company also developed and marketed a mobile broadband optimization solution (the “IQstream Business”).

On October 23, 2012, the Company entered into Asset Sale Agreement with Buyer with respect to the Asset Sale. The Company’s stockholders authorized the Asset Sale at the Special Meeting and the Asset Sale was completed on January 31, 2013 (the transfer of the Company’s equity interests in Sycamore Shanghai, which was subject to the receipt of government approval, occurred on March 25, 2013). Upon the closing of the Asset Sale, Buyer acquired substantially all of the Company’s operating assets relating to the Intelligent Bandwidth Management Business, including the Company’s accounts receivable, inventories and prepaid and other assets, and assumed most of the Company’s remaining current liabilities, including substantially all of the Company’s deferred revenue and accrued warranty obligations. On April 22, 2013, the Company commenced litigation against Buyer and certain of its affiliates with respect to certain amounts due under the Asset Sale Agreement. In connection with such litigation, on May 28, 2013, the Company and such parties reached an agreement pursuant to which (1) the Company agreed to dismiss the pending litigation without prejudice, (2) Buyer paid certain undisputed amounts owed to the Company and (3) the parties agreed to submit the remaining issues relating to amounts in dispute of approximately $1.4 million to arbitration for resolution by a neutral accountant. Following receipt of the aforementioned undisputed amounts, the Company dismissed the pending lawsuit without prejudice. The matter remains pending before the neutral accountant. For additional information concerning this matter, see Note 13. “Commitments and Contingencies.”

In conjunction with the approval of the Asset Sale Agreement, the Board also approved the Dissolution pursuant to the Plan of Dissolution following the completion of the Asset Sale. The Plan of Dissolution was also approved by the Company’s stockholders at the Special Meeting and, following a review of the Company’s strategic alternatives for all of the Company’s assets and available options for providing value to the Company’s stockholders, the Company filed the Certificate of Dissolution with the Secretary of State of the State of Delaware on March 7, 2013. For additional information regarding the Dissolution, please see the Company’s Definitive Proxy Statement on Schedule 14A filed with SEC on December 28, 2012 and its Current Report on Form 8-K filed with the SEC on March 8, 2013.

In connection with the filing of the Certificate of Dissolution, on March 7, 2013 the Company closed its stock transfer books and discontinued recording transfers of the Common Stock. The Common Stock, and stock certificates evidencing the shares of Common Stock, are no longer assignable or transferable on the Company’s books, other than transfers by will, intestate succession or operation of law. The Company also submitted a request to NASDAQ to suspend trading of the Common Stock on The NASDAQ Global Select Market effective as of the close of trading on March 7, 2013 and, on March 15, 2013, the Company filed a Form 25 with the SEC to delist its Common Stock, which became effective prior to the opening of trading on March 25, 2013. Since the suspension of trading of the Common Stock on The NASDAQ Global Select Market, shares of our Common Stock held in street name with brokers have been trading in the over-the-counter market on the Pink Sheets, an electronic bulletin board established for unlisted securities.

As a result of the completion of the Asset Sale and the Company’s previously announced halting of further development and marketing in connection with the IQstream Business, the Company no longer has any operating assets or revenue. Since the filing of the Certificate of Dissolution, the Company has been operating in accordance with the Plan of Dissolution, which contemplates an orderly wind down of the Company’s business, including the disposition of the IQstream Business, the sale or monetization of the Company’s other remaining non-cash assets, and the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims. As of July 31, 2013, the Company had three remaining employees.

The Company’s primary non-cash assets consist of its intellectual property and other assets relating to the IQstream Business, patents and patent applications related to or used in the Intelligent Bandwidth Management Business, our real estate holdings in Tyngsborough, Massachusetts, our investments in private companies and certain other assets that were not sold to Buyer in the Asset Sale. On March 27, 2013, in light of the Board’s views as to the prospects for the IQstream Business, the Board determined to terminate all of the remaining IQstream Employees, effective April 1, 2013. The Company continues to pursue available options with respect to the assets of the IQstream Business, including a possible sale of the intellectual property, equipment and other assets of the IQstream Business, either together or separately.

On September 5, 2013, the Company terminated an agreement to sell approximately 102 acres of undeveloped land located in Tyngsborough, Massachusetts to Tyngsborough Commons for a total purchase price of $3.5 million due to Tyngsborough Commons’ failure to either close the sale on or before August 30, 2013 or pay to the Company the $100,000 additional deposit required to exercise the right to extend the period for closing the sale by 45 days, as provided in the agreement. As a result of the termination, and pursuant to the terms of the agreement, the Company retained as liquidated damages $125,000 in deposits previously paid by Tyngsborough Commons. The Company intends to continue to pursue available options with respect to the land, but there can be no assurance as to the amount of consideration the Company may be able to obtain for the land or as to any time frame within which a potential sale might occur.

As of October 18, 2013, the Company had received 43 United States patents and had pending 7 United States patent applications. Of the United States patents that have been issued, the earliest any will expire is February 2019. Forty of these patents and two patent applications, in each case relating to or used in the Intelligent Bandwidth Management Business, were licensed to Buyer in connection with the Asset Sale. The Company is currently considering available options with respect to its patent portfolio.

During the Dissolution period, the Company will continue to pursue the liquidation to cash of its remaining non-cash assets for possible distribution to our stockholders. Subject to uncertainties inherent in the winding up of the Company’s business, we expect to make one or more additional liquidating distributions as promptly as practicable following the liquidation to cash of our non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties, as discussed below in Item 1A. “Risk Factors”. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders, and no assurance can be given that the distributions will equal or exceed our estimate of net assets presented in the Statement of Net Assets included in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, which, are based on our historical experience and other assumptions that we consider reasonable under the circumstances, and the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Differences between our estimates and the actual results are reflected in the results of operations for the period in which the estimate is changed.

We believe that the following critical accounting policies affect the most significant judgments, assumptions and estimates we used in preparing our consolidated financial statements. Changes in these estimates can materially affect our net assets, changes in net assets, results of operations and discontinued operations.

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

The table below summarizes the reserve for estimated costs during the Dissolution period as of July 31, 2013:

Amount

Compensation	$2,396
Professional fees	2,637
Other expenses associated with wind down activities	1,970
Insurance	1,333

$8,336

Revenue Recognition

Following the completion of the Asset Sale, the Company has had no revenue from continuing operations. As a result of the Asset Sale, the financial results of the Intelligent Bandwidth Management Business have been classified as discontinued operations for all periods presented.

Prior to the Asset Sale, the Company sold primarily bundled hardware and software products that function together to deliver the tangible products’ essential functionality (referred to herein collectively as “hardware” products), as well as services related to those hardware products. Services included maintenance arrangements for the products with terms typically of one year, as well as to a lesser extent, professional services and training services. The Company sold a limited amount of stand-alone software products.

The Company recognized revenue when all of the following criteria were met:

•	Persuasive evidence of an arrangement existed. Evidence of an arrangement generally consisted of sales contracts or agreements and customer purchase orders;

•

Delivery occurred. Delivery occurred when title and risk of loss were transferred to the customer or the Company received written evidence of customer acceptance, when applicable, to verify delivery or performance;

•

Sales price was fixed or determinable. The Company assessed whether the sales price was fixed or determinable based on payment terms and whether the sales price was subject to refund or adjustment; and

•	Collectability was reasonably assured. Collectability was assessed based on the creditworthiness of the customer as determined by credit checks and the customer’s payment history with the Company.

The Company adopted Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”) on a prospective basis as of the beginning of fiscal 2011 for new and materially modified arrangements originating on or after August 1, 2010. ASU 2009-14 amends industry-specific revenue accounting guidance for software and software-related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As a result of adopting the new guidance, nearly all of the Company’s products and related services were no longer accounted for under the software revenue recognition rules, Accounting Standards Codification (“ASC”) Topic 985.

Pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements, particularly hardware products and related services, revenue is allocated to each element based on a selling price hierarchy, using a relative selling price allocation approach. The selling price for a deliverable was based on our vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”) if VSOE was not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE was available. The Company established VSOE for its services based on the price charged for each service element when sold separately. The Company was typically not able to determine TPE for its hardware products or services because the Company’s various product and service offerings contained a significant level of differentiation and, therefore, comparable pricing of competitors’ products and services with similar functionality could not be obtained. The Company determined BESP for products and services based on an assessment of multiple factors, including, but not limited to, pricing practices, customer classes and distribution channels. We then recognized revenue allocated to each deliverable in accordance with the four criteria identified above. Our multiple element arrangements typically included both products and services, with maintenance being the most common service element. Maintenance services were delivered over the contractual support period which varied in length, but typically was twelve months. In those limited instances where both hardware and stand-alone software products were included in a multiple element arrangement, the hardware and related services and the software and related services were separated and then allocated a pro rata portion of the total transaction value based upon BESP of each of the hardware and software groups, using a relative selling price allocation approach. The hardware group was then accounted for under the ASC Topic 605 guidance described above and the software group was accounted for under the ASC Topic 985 guidance.

Service revenues included revenue from maintenance, training, and installation services. Revenue from maintenance service contracts was deferred and recognized ratably over the contractual support period. Revenue from training and installation services was recognized as the services were completed or ratably over the service period.

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

Warranty Obligations

Prior to the Asset Sale, we accrued for warranty costs at the time revenue was recognized based on contractual rights and on the historical rate of claims and costs to provide warranty services.

Inventory

Prior to the Asset Sale, we continuously monitored inventory balances and recorded inventory provisions for any excess of the cost of the inventory over its estimated market value, based on assumptions about future demand, manufacturing quantities and market conditions. While such assumptions may have changed from period to period, we measured the net realizable value of inventories using the best information available as of the balance sheet date. Once inventory was written down to its estimated net realizable value, its carrying value could not be increased due to subsequent changes in demand forecasts. Accordingly, if inventory previously written down to its net realizable value was subsequently sold, gross profit margins would be favorably impacted.

Long-Lived Assets

Under the going concern basis of accounting, we evaluated the recoverability of long-lived assets whenever events or changes in circumstances indicated that the carrying amount of an asset may not be fully recoverable. This periodic review may have resulted in an adjustment of estimated depreciable lives or asset impairment. When indicators of impairment were present, the carrying values of the asset were evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. If the future undiscounted cash flows were less than the book value, impairment existed. The impairment was measured as the difference between the book value and the fair value of the underlying asset. Fair values were based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

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

Share-Based Compensation Expense

Upon effectiveness of the Dissolution, we cancelled all outstanding stock option awards under the Company’s stock plans. During the period when we had stock-based compensation programs, we accounted for share-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We estimated the fair value of share-based options on the date of grant using the Black Scholes pricing model, which was affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables included our expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rate and expected dividends. We also were required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differed from those estimates.

Results of Operations

Eight months ended March 23, 2013 and fiscal year ended July 31, 2012

Revenue and gross profit

Following the completion of the Asset Sale, the Company has had no revenue from continuing operations. As a result of the Asset Sale, the financial results of the Intelligent Bandwidth Management Business have been classified as discontinued operations for all periods presented.

Operating Expenses

The following table presents operating expenses (in thousands, except percentages):

	Eight Months Ended March 23, 2013	Year Ended July 31, 2012	Variance in Dollars	Variance in Percent

Research and development	$4,806	$14,068	$(9,262)	(66%)
Sales and marketing	1,808	3,094	(1,286)	(42%)
General and administrative	3,015	5,916	(2,901)	(49%)
Asset impairments	—	790	(790)	(100%)
Restructuring	2,946	—	2,946	(100%)

Total operating expenses	$12,575	$23,868	$(11,293)	(47%)

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

Asset Impairments

Under the going concern basis of accounting, we tested the recoverability of certain long-lived assets when indicators of impairment were present. In connection with our pursuit of strategic alternatives, we conducted an assessment for recoverability of our long-lived assets in the fourth quarter of fiscal 2012. We utilized the cost approach which was supplemented and supported by market research to determine fair value. This approach incorporated the use of historical costs, published trends, market supported depreciation curves and adjustments, including level of asset customization, to estimate fair value. We concluded that the net book value of our property and equipment exceeded the estimated fair value. As a result, we recorded an asset impairment charge of $0.8 million.

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

During the third quarter of fiscal 2013, the Company continued its cost reduction actions associated with the IQstream Business and terminated all of its remaining IQstream employees. The Company also implemented cost reduction actions with respect to its general and administrative functions. In connection with these actions, the Company recorded a workforce reduction restructuring charge of $4.0 million primarily related to employee separation packages and change in control agreements, which included severance pay, benefits continuation and outplacement costs.

The Company has completed its cash restructuring payments. A roll-forward of the restructuring accrual since July 31, 2012 is summarized below (in thousands):

	Accrual Balance at July 31, 2012	Additions	Adjustments	Payments	Accrual Balance at July 31, 2013
Workforce reduction	$—	$5,844	$(94)	$5,750	$—
Contract termination costs	—	411	(67)	344	—

Total	$—	$6,255	$(161)	$6,094	$—

Interest and Other Income, Net

The following table presents interest and other income, net (in thousands, except percentages):

	Eight Months Ended March 23, 2013	Year Ended July 31, 2012	Variance in Dollars	Variance in Percent
Interest and other income, net	$189	$1,098	$(909)	(83%)

Interest income decreased in fiscal 2013 compared to fiscal 2012. The decrease was primarily due to a lower average investment balance as a result of the cash distributions in the aggregate amount of $413.3 million and a one-time recovery of $0.2 million in the second quarter of fiscal 2012 in the form of a liquidating dividend for amounts previously owed to us.

Income Tax Expense

As a result of having substantial accumulated net operating losses, we determined that it is more likely than not that our deferred tax assets will not be realized. Therefore, we maintain a full valuation allowance against all deferred tax assets.

The occurrence of ownership changes, as defined in Section 382 of the Code, is not controlled by us, and could significantly limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income. We completed an updated Section 382 study through July 31, 2011 and the results of this study showed that no ownership change within the meaning of the Code had occurred through July 31, 2011 that would limit the annual utilization of available tax attributes.

Discontinued Operations

As a result of the Asset Sale, the financial results of the Intelligent Bandwidth Management Business have been classified as discontinued operations. For the eight months ended March 23, 2013 income from discontinued operations was $4.7 million. For the year ended July 31, 2012 income from discontinued operations was $6.3 million.

Liquidity and Capital Resources

Year Ended July 31, 2013

Total cash, cash equivalents and investments were $21.0 million as of July 31, 2013 compared to $439.4 million at July 31, 2012. The Company paid a total of $413.3 million in cash distributions to stockholders in fiscal 2013. As a result of having an accumulated deficit, the special cash distributions were recorded as reductions to additional paid-in capital.

During the Dissolution period, the Company will continue to pursue the liquidation to cash of its remaining non-cash assets for possible distribution to our stockholders. The Company’s primary non-cash assets consist of our intellectual property and other assets relating to the IQstream Business, patents and patent applications related to or used in the Intelligent Bandwidth Management Business, our real estate holdings in Tyngsborough, Massachusetts, our investments in private companies and certain other assets that were not sold to Buyer in the Asset Sale. While we continue to pursue the sale or monetization of these assets in accordance with the Plan of Dissolution, we cannot provide any assurance that we will be able to successfully sell these assets. See Item 1A. “Risk Factors.”

Our primary source of liquidity comes from our cash and cash equivalents, which totaled $21.0 million as of July 31, 2013, the majority of which is held in the United States. Under the DGCL, the Dissolution period will last for a minimum of three years. We believe that our current cash and cash equivalents are sufficient to satisfy our anticipated cash requirements through the Dissolution period. However, the Dissolution process involves substantial risks and uncertainties. See “Item 1A. Risk Factors.” Accordingly, the actual amount of cash remaining for distribution to stockholders following completion of the Dissolution could vary significantly from current estimates and could even result in no excess cash available for distribution.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Employees

As of July 31, 2013, the Company had 3 full-time employees.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sycamore Networks, Inc.:

We have audited the consolidated balance sheet (going concern basis) of Sycamore Networks, Inc. and its subsidiaries as of July 31, 2012, the related consolidated statements of operations (going concern basis), of comprehensive loss (going concern basis), of stockholders’ equity (going concern basis) and of cash flows (going concern basis) for the year then ended, and the consolidated statements of operations (going concern basis), of comprehensive loss (going concern basis), of stockholders’ equity (going concern basis) and of cash flows (going concern basis) for the eight months ended March 23, 2013. In addition, we have audited the consolidated statement of net assets (liquidation basis) as of July 31, 2013, and the related consolidated statement of changes in net assets (liquidation basis) for the period from March 24, 2013 through July 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 2 to the consolidated financial statements, the stockholders of Sycamore Networks, Inc. approved a plan of liquidation and dissolution on January 29, 2013. The Company filed a Certificate of Dissolution effective March 7, 2013, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to March 23, 2013 from the going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sycamore Networks, Inc. and its subsidiaries as of July 31, 2012, the results of their operations and their cash flows for the year then ended and for the period from August 1, 2012 to March 23, 2013, their net assets in liquidation as of July 31, 2013, and the changes in their net assets in liquidation for the period from March 24, 2013 to July 31, 2013, in conformity with accounting principles generally accepted in the United States of America on the bases described in the preceding paragraph.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

October 18, 2013

Sycamore Networks, Inc.

Consolidated Statement of Net Assets (Liquidation Basis)

As of July 31, 2013

(in thousands)

Assets

Cash and cash equivalents	$21,041
Land	2,948
Other assets	100

Total assets	24,089

Liabilities and Net Assets

Accrued expenses	133
Reserve for estimated costs during the Dissolution period	8,336
Other liabilities	1,983

Total liabilities	10,452

Net assets in liquidation	$13,637

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statement of Changes in Net Assets (Liquidation Basis)

For the period from March 24, 2013 through July 31, 2013

(in thousands)

March 24, 2013 to July 31, 2013
Stockholders’ equity as of March 23, 2013	$27,006

Effects of adopting the liquidation basis of accounting as of March 24, 2013:

Initial adjustment of assets to estimated net realizable value	2,883
Initial adjustment of liabilities to estimated settlement amounts	(14,745)

Net assets in liquidation as of March 24, 2013	15,144

Change in estimated net realizable value of assets and liabilities:

Reduction in estimated net realizable value for land	(552)
Reduction in estimated net realizable value for other assets	(2,700)
Forfeited deposit	125
Reduction in estimated costs during the Dissolution period	1,620

Net assets in liquidation as of July 31, 2013	$13,637

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Balance Sheet (Going Concern Basis)

(in thousands, except par value)

July 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$136,654
Short-term investments	234,965
Accounts receivable, net of allowance for doubtful accounts of $42 at July 31, 2012	7,785
Inventories, net	8,469
Prepaid expenses and other current assets	1,589

Total current assets	389,462

Property and equipment, net	4,276
Long-term investments	67,774
Other assets	422

Total assets	$461,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,432
Accrued compensation	2,836
Accrued warranty	1,072
Accrued expenses	2,248
Deferred revenue	7,871
Other current liabilities	813

Total current liabilities	16,272

Long-term deferred revenue	1,469
Long-term liabilities	1,962

Total liabilities	19,703

Commitments and contingencies (Notes 6 and 13)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized, none issued and outstanding at July 31, 2012	—
Common stock, $.001 par value; 250,000 shares authorized, 28,879 shares issued and outstanding at July 31, 2012	29
Additional paid-in capital	1,589,357
Accumulated deficit	(1,146,882)
Accumulated other comprehensive loss	(273)

Total stockholders’ equity	442,231

Total liabilities and stockholders’ equity	$461,934

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Operations (Going Concern Basis)

(in thousands, except per share amounts)

	Eight months ended March 23, 2013	Year ended July 31, 2012

Revenue	$—	$—

Cost of revenue	193	225

Gross profit (loss)	(193)	(225)

Operating expenses:
Research and development	4,806	14,068
Sales and marketing	1,808	3,094
General and administrative	3,015	5,916
Asset impairment	—	790
Restructuring	2,946	—

Total operating expenses	12,575	23,868

Loss from continuing operations	(12,768)	(24,093)
Interest and other income, net	189	1,098

Loss before income taxes	(12,579)	(22,995)
Income tax benefit	(4,356)	(3,784)

Net loss from continuing operations	(8,223)	(19,211)

Discontinued operations:
Net income (loss) from discontinued operations, net of tax	(2,373)	6,287
Gain on sale of discontinued operations, net of tax	7,084	—

Gain from discontinued operations	4,711	6,287

Net loss	$(3,512)	$(12,924)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.28)	$(0.67)
Discontinued operations	0.16	0.22

Net income (loss) per share	$(0.12)	$(0.45)

Basic and diluted weighted average shares outstanding	28,882	28,807

Cash distributions paid per common share	$14.31	$—

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Comprehensive Loss (Going Concern Basis)

(in thousands)

	Eight months ended March 23, 2013	Year ended July 31, 2012

Net loss	$(3,512)	$(12,924)
Changes in unrealized gain (loss) on investments and other	(273)	165

Comprehensive loss	$(3,785)	$(12,759)

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Stockholders’ Equity (Going Concern Basis)

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2011	28,739	$29	$1,583,124	$(1,133,958)	$(438)	$448,757

Net loss	—	—	—	(12,924)	—	(12,924)
Unrealized gain on investments and other	—	—	—	—	165	165
Issuance of common stock under employee and director stock plans	140	—	2,444	—	—	2,444
Share-based compensation expense	—	—	3,789	—	—	3,789

Balance, July 31, 2012	28,879	29	1,589,357	(1,146,882)	(273)	442,231

Net loss	—	—	—	(3,512)	—	(3,512)
Unrealized gain on investments and other	—	—	3	—	273	276
Issuance of common stock under employee and director stock plans	3	—	38	—	—	38
Cash distribution	—	—	(413,302)	—	—	(413,302)
Share-based compensation expense	—	—	1,275	—	—	1,275

Balance, March 23, 2013	28,882	$29	$1,177,371	$(1,150,394)	$—	$27,006

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statements of Cash Flows (Going Concern Basis)

(in thousands)

	Eight months ended March 23, 2013	Year ended July 31, 2012

Cash flows from operating activities:
Net loss	$(3,512)	$(12,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	(7,084)	—
Tax benefit on sale of discontinued operations	(4,387)	—
Depreciation and amortization	991	2,755
Share-based compensation	1,275	3,789
Asset impairments	—	790
Adjustments to provision for excess and obsolete inventory	144	596
Adjustments to allowance for doubtful accounts	—	(30)
Changes in operating assets and liabilities:
Accounts receivable	(146)	1,009
Inventories	(864)	2,284
Prepaids and other assets	(420)	49
Deferred revenue	(2,103)	(1,613)
Accounts payable	(594)	(232)
Accrued expenses and other liabilities	(3,768)	862
Accrued restructuring costs	296	(294)

Net cash used in operating activities	(20,172)	(2,959)

Cash flows from investing activities:
Purchases of property and equipment	(1)	(1,655)
Proceeds from sale of discontinued operations	19,015	—
Purchases of investments	—	(308,872)
Proceeds from sales of investments	196,872	16,819
Proceeds from maturities of investments	100,720	370,112

Net cash provided by investing activities	316,606	76,404

Cash flows from financing activities:
Payment of cash distributions to common stockholders	(413,302)	—
Proceeds from issuance of common stock	38	2,444

Net cash (used in) provided by financing activities	(413,264)	2,444

Net increase (decrease) in cash and cash equivalents	(116,830)	75,889
Cash and cash equivalents, beginning of period	136,654	60,765

Cash and cash equivalents, end of period	$19,824	$136,654

Supplemental cash flow information:
Cash paid for income taxes	$1,176	$257

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business

Prior to February 1, 2013, the Company developed and marketed Intelligent Bandwidth Management solutions for fixed line and mobile network operators worldwide and provided services associated with such products (the “Intelligent Bandwidth Management Business”), and, prior to November 1, 2012, the Company also developed and marketed a mobile broadband optimization solution (the “IQstream Business”). As used in these Notes to the Consolidated Financial Statements, “Sycamore,” “we,” “us,” or “our” refers collectively to Sycamore Networks, Inc. and its subsidiaries.

On October 23, 2012, the Company entered into an Asset Purchase and Sale Agreement (the “Asset Sale Agreement”) with Sunrise Acquisition Corp. (now known as Coriant America Inc.), a portfolio company of Marlin Equity Partners (“Buyer”), pursuant to which Buyer agreed to acquire substantially all of the assets (the “Asset Sale”) primarily related to the Intelligent Bandwidth Management Business, including inventory, fixed assets, accounts receivable, intellectual property rights (other than patents and patent applications), contracts, certain real estate leases, the Company’s subsidiaries in Shanghai, the Netherlands and Japan, and certain shared facilities and assets for $18.75 million in cash, subject to a working capital adjustment, and the assumption by Buyer of certain liabilities. The Company’s stockholders authorized the Asset Sale at a Special Meeting of Stockholders held on January 29, 2013 (the “Special Meeting”), and the Asset Sale was completed on January 31, 2013 (the transfer of the Company’s equity interests in its Shanghai subsidiary, which was subject to the receipt of government approval, occurred on March 25, 2013). Upon the closing of the Asset Sale, Buyer acquired substantially all of the Company’s operating assets relating to the Intelligent Bandwidth Management Business, including the Company’s accounts receivable, inventories and prepaid and other assets, and assumed most of the Company’s remaining current liabilities, including substantially all of the Company’s deferred revenue and accrued warranty obligations. On April 22, 2013, the Company commenced litigation against Buyer and certain of its affiliates with respect to certain amounts due under the Asset Sale Agreement. In connection with such litigation, on May 28, 2013, the Company and such parties reached an agreement pursuant to which (1) the Company agreed to dismiss the pending litigation without prejudice, (2) Buyer paid certain undisputed amounts owed to the Company and (3) the parties agreed to submit the remaining issues relating to amounts in dispute of approximately $1.4 million to arbitration for resolution by a neutral accountant. Following receipt of the aforementioned undisputed amounts, the Company dismissed the pending lawsuit without prejudice. The matter remains pending before the neutral accountant. For additional information concerning this matter, see Note 13. “Commitments and Contingencies.”

In conjunction with the approval of the Asset Sale Agreement, the Company’s Board of Directors (the “Board”) also approved the liquidation and dissolution of the Company (the “Dissolution”) pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”) following the completion of the Asset Sale. The Plan of Dissolution was also approved by the stockholders at the Special Meeting and, following a review of the Company’s strategic alternatives for all of the Company’s assets and available options for providing value to the Company’s stockholders, the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware (the “Certificate of Dissolution”) on March 7, 2013. For additional information regarding the Dissolution, please see the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 28, 2012 and its Current Report on Form 8-K filed with the SEC on March 8, 2013.

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

As a result of the completion of the Asset Sale and the Company’s previously announced halting of further development and marketing in connection with the IQstream Business, the Company no longer has any operating assets or revenue. Since the filing of the Certificate of Dissolution, the Company has been operating in accordance with the Plan of Dissolution, which contemplates an orderly wind down of the Company’s business, including the disposition of the IQstream Business, the sale or monetization of the Company’s other remaining non-cash assets, and the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims. As of July 31, 2013, the Company had three remaining employees.

The Company’s primary non-cash assets consist of its intellectual property and other assets relating to the IQstream Business, patents and patent applications related to or used in the Intelligent Bandwidth Management Business, our real estate holdings in Tyngsborough, Massachusetts, our investments in private companies and certain other assets that were not sold to Buyer in the Asset Sale. On March 27, 2013, in light of the Board’s views as to the prospects for the IQstream Business, the Board determined to terminate all of the remaining IQstream Employees, effective April 1, 2013. The Company continues to pursue available options with respect to the assets of the IQstream Business, including a possible sale of the intellectual property, equipment and other assets of the IQstream Business, either together or separately.

On September 5, 2013, the Company terminated an agreement to sell approximately 102 acres of undeveloped land located in Tyngsborough, Massachusetts to Tynsborough Commons, LLC (“Tyngsborough Commons”) for a total purchase price of $3.5 million due to Tyngsborough Commons’ failure to either close the sale on or before August 30, 2013 or pay to the Company the $100,000 additional deposit required to exercise the right to extend the period for closing the sale by 45 days, as provided in the agreement. As a result of the termination, and pursuant to the terms of the agreement, the Company retained as liquidated damages $125,000 in deposits previously paid by Tyngsborough Commons. The Company intends to continue to pursue available options with respect to the land, but there can be no assurance as to the amount of consideration the Company may be able to obtain for the land or as to any time frame within which a potential sale might occur.

As of October 18, 2013, the Company had received 43 United States patents and had pending 7 United States patent applications. Of the United States patents that have been issued, the earliest any will expire is February 2019. Forty of these patents and two patent applications, in each case relating to or used in the Intelligent Bandwidth Management Business, were licensed to Buyer in connection with the Asset Sale. The Company is currently considering available options with respect to its patent portfolio.

During the Dissolution period, the Company will continue to pursue the liquidation to cash of its remaining non-cash assets for possible distribution to our stockholders. Subject to uncertainties inherent in the winding up of the Company’s business, we expect to make one or more additional liquidating distributions as promptly as practicable following the liquidation to cash of our non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders, and no assurance can be given that the distributions will equal or exceed our estimate of net assets presented in the Statement of Net Assets included in this Annual Report on Form 10-K.

2.	Summary of Significant Accounting Policies

The accompanying financial statements reflect the application of certain significant accounting policies as described below. The Company believes these accounting policies are significant because they affect judgments, assumptions and estimates we used in preparing our consolidated financial statements. Changes in these estimates can materially affect our net assets, changes in net assets, results of operations and discontinued operations.

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. As part of the Asset Sale, the Company sold its subsidiaries in Shanghai, the Netherlands and Japan. In conjunction with the Dissolution, the Company merged its Delaware and Massachusetts subsidiaries into Sycamore Networks, Inc.

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

The condensed consolidated financial statements for the eight month period ended March 23, 2013 and for the twelve months ended July 31, 2012 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Following the Company’s filing of the Certificate of Dissolution, on March 24, 2013 the Company adopted the liquidation basis of accounting. See “Liquidation Basis of Accounting” below for further information regarding the Company’s adoption of the liquidation basis of accounting.

Cash Distributions

The Company paid a total of $413.3 million in cash distributions to stockholders in fiscal 2013. As a result of having an accumulated deficit, the cash distributions were recorded as reductions to additional paid-in capital.

Liquidation Basis of Accounting

On March 24, 2013, the beginning of the fiscal month following the filing of the Certificate of Dissolution, the Company began reporting on a liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. Recorded liabilities include estimates of expected costs associated with carrying out the Plan of Dissolution. These estimates will be reviewed periodically and adjusted as appropriate.

The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Dissolution. The actual values and costs associated with carrying out the Plan of Dissolution may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. In particular, the estimates of costs will vary with the length of time necessary to complete the Dissolution process and to resolve any claims. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the accompanying Statement of Net Assets.

Upon transition to the liquidation basis of accounting on March 24, 2013, the Company recorded the following adjustments to record assets at their estimated net realizable values:

Initial adjustment of assets to estimated net realizable value	Amount
Write up of assets	$3,393
Write down of assets	(510)

$2,883

The Company’s initial write up of assets related to certain non-cash assets of Sycamore, including intellectual property and other assets relating to the IQstream Business, patents and patent applications related to or used in the Intelligent Bandwidth Management Business, our real estate holdings in Tyngsborough, Massachusetts, our investments in private companies and certain other fixed assets.

The write down of assets related to certain prepaid expenses and other assets that have no future net realizable value.

Subsequent to the initial adjustments on March 24, 2013, the Company recorded adjustments to reduce our estimate of the net realizable value for our land in Tyngsborough, Massachusetts and for our other assets. The reduction in our estimate of net realizable value for the Tyngsborough land is a result of the termination of the Restated Purchase and Sale Agreement with Tyngsborough Commons. For additional information concerning the termination of this agreement, see Note 1. “Business”. The reduction in our estimate of net realizable value for our other assets primarily relates to a reduction in the net realizable value of our patent portfolio. Based on recent negotiations and discussions with prospective purchasers of the patents, we have determined that we cannot reasonably provide an estimate of the net realizable value of the patents at this time and, accordingly, have assigned no value to the patents for the purposes of the Statement of Net Assets. The adjustments are based on our current best estimate of the net realizable value of these assets, which is subject to substantial risk and uncertainties.

On April 22, 2013, the Company commenced litigation against Buyer and certain of its affiliates with respect to certain amounts due under the Asset Sale Agreement. In connection with such litigation, on May 28, 2013, the Company and such parties reached an agreement pursuant to which (1) the Company agreed to dismiss the pending litigation without prejudice, (2) Buyer paid certain undisputed amounts owed to the Company and (3) the parties agreed to submit the remaining issues relating to amounts in dispute of approximately $1.4 million to arbitration for resolution by a neutral accountant. Following receipt of the aforementioned undisputed amounts, the Company dismissed the pending lawsuit without prejudice. The matter remains pending before the neutral accountant. Because of the unpredictability of any settlement amount or ruling in favor of the Company by a neutral accountant, the Company is currently unable to estimate the net realizable value of any proceeds in connection with this matter.

Accordingly, the Company has not recorded any receivables for the amount at issue. If the Company is successful in its efforts to recover all or any portion of the $1.4 million from Buyer, the Company will record the amount of any settlement, decision or order by the neutral accountant at the time thereof, which may result in an aggregate increase to net assets. For additional information concerning this matter, see Note 13. “Commitments and Contingencies.”

The Company also accrued estimated costs expected to be incurred in carrying out the Plan of Dissolution. Under the DGCL, the Dissolution period will last for a minimum of three years. The Company was required to make certain estimates and exercise judgment in determining the accrued costs of liquidation as of March 24, 2013. Upon transition to the liquidation basis of accounting, the Company accrued the following costs expected to be incurred in the Dissolution:

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

Subsequent to the initial accrual for estimated costs during the Dissolution period upon transition to the liquidation basis of accounting, the Company reduced its accrual for estimated costs of liquidation by $1.6 million. The reduction reflects our updated estimate of costs related to compensation, professional fees, other expenses and insurance. These estimated costs will continue to be reviewed periodically and adjusted as appropriate. The table below summarizes the reserve for estimated costs during the Dissolution period as of July 31, 2013:

Amount
Compensation	$2,396
Professional fees	2,637
Other expenses associated with wind down activities	1,970
Insurance	1,333

$8,336

Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original or remaining maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. The Company’s investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those investments. The Company would recognize an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As of July 31, 2013 and 2012, aggregate cash and cash equivalents and short and long term investments consisted of (in thousands):

July 31, 2013:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$21,041	$—	$—	$21,041

Total	$21,041	$—	$—	$21,041

July 31, 2012:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$136,654	$—	$—	$136,654
Government securities	302,695	66	(22)	302,739

Total	$439,349	$66	$(22)	$439,393

Inventories

Prior to the Asset Sale, inventories were stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

Revenue Recognition

Prior to the Asset Sale, the Company sold primarily bundled hardware and software products that function together to deliver the tangible products’ essential functionality (referred to herein collectively as “hardware” products), as well as services related to those hardware products. Services included maintenance arrangements for the products with terms typically of one year, as well as to a lesser extent, professional services and training services. The Company sold a limited amount of stand-alone software products.

The Company recognized revenue when all of the following criteria were met:

•	Persuasive evidence of an arrangement existed. Evidence of an arrangement generally consisted of sales contracts or agreements and customer purchase orders;

•

Delivery occurred. Delivery occurred when title and risk of loss were transferred to the customer or the Company received written evidence of customer acceptance, when applicable, to verify delivery or performance;

•

Sales price was fixed or determinable. The Company assessed whether the sales price was fixed or determinable based on payment terms and whether the sales price was subject to refund or adjustment; and

•	Collectability was reasonably assured. Collectability was assessed based on the creditworthiness of the customer as determined by credit checks and the customer’s payment history with the Company.

The Company adopted Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”) on a prospective basis as of the beginning of fiscal 2011 for new and materially modified arrangements originating on or after August 1, 2010. ASU 2009-14 amends industry-specific revenue accounting guidance for software and software-related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As a result of adopting the new guidance, nearly all of the Company’s products and related services were no longer accounted for under the software revenue recognition rules, Accounting Standards Codification (“ASC”) Topic 985.

Pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements, particularly hardware products and related services, revenue is allocated to each element based on a selling price hierarchy, using a relative selling price allocation approach. The selling price for a deliverable was based on our vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”) if VSOE was not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE was available. The Company established VSOE for its services based on the price charged for each service element when sold separately. The Company was typically not able to determine TPE for its hardware products or services because the Company’s various product and service offerings contained a significant level of differentiation and, therefore, comparable pricing of competitors’ products and services with similar functionality could not be obtained. The Company determined BESP for products and services based on an assessment of multiple factors, including, but not limited to, pricing practices, customer classes and distribution channels. We then recognized revenue allocated to each deliverable in accordance with the four criteria identified above. Our multiple element arrangements typically included both products and services, with maintenance being the most common service element. Maintenance services were delivered over the contractual support period which varied in length, but typically was twelve months. In those limited instances where both hardware and stand-alone software products were included in a multiple element arrangement, the hardware and related services and the software and related services were separated and then allocated a pro rata portion of the total transaction value based upon BESP of each of the hardware and software groups, using a relative selling price allocation approach. The hardware group was then accounted for under the ASC Topic 605 guidance described above and the software group was accounted for under the ASC Topic 985 guidance.

Service revenues included revenue from maintenance, training, and installation services. Revenue from maintenance service contracts was deferred and recognized ratably over the contractual support period. Revenue from training and installation services was recognized as the services were completed or ratably over the service period.

Share-Based Compensation

Upon effectiveness of the Dissolution, the Company cancelled all outstanding stock option awards under the Company’s stock plans. During the period when the Company had stock-based compensation programs, the Company accounted for share-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company estimated the fair value of share-based options on the date of grant using the Black Scholes pricing model, which was affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables included our expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rate and expected dividends. The Company was also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differed from those estimates.

Impairment of Long-Lived Assets

Under the going concern basis of accounting, the Company evaluated the recoverability of long-lived assets whenever events or changes in circumstances indicated that the carrying amount of an asset may not be fully recoverable. This periodic review may have resulted in an adjustment of estimated depreciable lives or asset impairment. When indicators of impairment were present, the carrying values of the asset were evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. If the future undiscounted cash flows were less than the book value, impairment existed. The impairment was measured as the difference between the book value and the fair value of the underlying asset. Fair values were based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Property and Equipment

Under the liquidation basis of accounting, property and equipment are stated at their estimated net realizable values. Under the going concern basis of accounting, property and equipment were stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method, based upon the following asset lives:

Computer and telecommunications equipment	2 to 3 years
Computer software	3 years
Furniture and office equipment	5 years
Leasehold improvements	Shorter of lease term or useful life of asset

The cost of significant additions and improvements were capitalized and depreciated while expenditures for maintenance and repairs were charged to expense as incurred. Costs related to internal use software were capitalized. Upon retirement or sale of an asset, the cost and related accumulated depreciation of the assets were removed from the accounts and any resulting gain or loss is reflected in the determination of net income or loss. See Note 5. “Property and Equipment.”

Research and Development and Software Development Costs

Under the going concern basis of accounting, the Company’s research and development costs were expensed as incurred. Software development costs incurred prior to the establishment of technological feasibility were charged to expense. Technological feasibility was demonstrated by the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility were capitalized until the product was available for general release to customers and amortized based on the greater of (i) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (ii) the straight-line method over the remaining estimated life of the product. The period between achieving technological feasibility and the general availability of the related products was short and software development costs qualifying for capitalization were not material. Accordingly, the Company did not capitalize any software development costs.

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

Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and investments. The Company invests its excess cash primarily in deposits with commercial banks, high-quality corporate securities and U.S. government securities.

Allowance for Doubtful Accounts

Prior to the Asset Sale, the Company evaluated its outstanding accounts receivable balances on an ongoing basis to determine whether an allowance for doubtful accounts should be recorded. Activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	Year Ended July 31,
	2013	2012

Beginning balance	$42	$72
Adjustment	(42)	(30)
Write off	—	—

Ending balance	$—	$42

Accumulated Other Comprehensive Loss

Under the going concern basis of accounting, the unrealized gain or loss on investments was included in accumulated other comprehensive loss for all operating periods presented. For foreign subsidiaries where the functional currency was the local currency, assets and liabilities were translated into U.S. dollars at the current exchange rate on the balance sheet date. Revenue and expenses were translated at average rates of exchange prevailing during each period. Translation adjustments for these subsidiaries, which are immaterial for all periods presented, are included in accumulated other comprehensive income (loss).

Net Loss Per Share

Under the going concern basis of accounting, basic and diluted net loss per share was computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period less unvested restricted stock. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Eight Months Ended March 23, 2013	Year Ended July 31, 2012
Net loss	$(3,512)	$(12,924)
Denominator:
Weighted-average shares of common stock outstanding	28,882	28,807
Weighted-average shares subject to repurchase	—	—

Shares used in per-share calculation—basic	28,882	28,807

Weighted-average shares of common stock outstanding	28,882	28,807
Weighted common stock equivalents	—	—

Shares used in per-share calculation—diluted	28,882	28,807

Net loss per share:
Basic	$(0.12)	$(0.45)

Diluted	$(0.12)	$(0.45)

Employee stock options to purchase 9.6 million shares of common stock were not included in the computation of diluted net loss per share for the eight months ended March 23, 2013 because their effect would have been antidilutive. Employee stock options to purchase 10.9 million shares of common stock were not included in the computation of diluted net loss per share for the year ended July 31, 2012 because their effect would have been antidilutive.

Segment Information

The Company’s chief operating decision maker was its former President and Chief Executive Officer. Decisions regarding resource allocation and assessing performance were made at the Company level, as one segment. Prior to the Asset Sale, for the eight months ended March 23, 2013, the geographical distribution of revenue was as follows: United States – 80%, Korea – 5%, and all other countries – 15%. For the year ended July 31, 2012, the geographical distribution of revenue was as follows: United States – 79%, United Kingdom – 6%, and all other countries – 15%.

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

The financial results of the Intelligent Bandwidth Management Business have been classified as discontinued operations for all periods presented.

	Eight months ended March 23, 2013	Twelve months ended July 31, 2012

Revenue	$22,266	$57,285
Cost of revenue	8,802	24,106
Operating expenses	14,452	23,044
Income tax expense	1,385	3,848

Net income (loss) from discontinued operations, net of tax	(2,373)	6,287
Gain on sale of discontinued operations, net of tax	7,084	—

Total discontinued operations	$4,711	$6,287

4.	Inventories

Inventories consisted of the following at July 31, 2012 (in thousands):

2012
Raw materials	$3,462
Work in process	1,082
Finished goods	3,925

Total	$8,469

5.	Property and Equipment

Property and equipment consisted of the following at July 31, 2012 (in thousands):

2012
Computer software and equipment	$69,517
Land	3,000
Furniture and office equipment	775
Leasehold improvements	5,204

78,496
Less accumulated depreciation	(74,220)

Total	$4,276

Depreciation expense was $0.9 million for the eight months ended March 23, 2013 and $2.6 million for the year ended July 31, 2012.

Under the going concern basis of accounting, the Company was required to test the recoverability of certain long-lived assets when indicators of impairment were present. In connection with the Company’s pursuit of strategic alternatives, the Company conducted an assessment for recoverability of its long-lived assets in the fourth quarter of fiscal 2012. The Company utilized the cost approach which was supplemented and supported by market research to determine fair value. This approach incorporated the use of historical costs, published trends, market supported depreciation curves and adjustments, including level of asset customization, to estimate fair value. The Company concluded that the net book value of its property and equipment exceeded its estimated fair value. As a result, the Company recorded an asset impairment charge of $0.8 million.

The Company owns approximately 102 acres of land in Tyngsborough, Massachusetts. This land was recorded at its estimated net realizable value of $2.9 million as of July 31, 2013. For information on our efforts to sell this land, please see Note 1. “Description of Business.”

6.	Commitments

Operating Leases

Following the completion of the Asset Sale and the filing of the Certificate of Dissolution, the Company no longer has any material commitments relating to operating leases. Office space is currently provided to the Company by Buyer pursuant to a transition services agreement. Under the going concern basis of accounting, rent expense under operating leases was $1.1 million for the eight months ended March 23, 2013 and $2.0 million for the year ended July 31, 2012.

7.	Income Taxes

Income tax expense for the eight months ended March 23, 2013 is $1.4 million. Income tax expense for the twelve months ended July 31, 2012 is $0.1 million. The tax expense is allocated between components of continuing operations, discontinued operations and gain on sale of discontinued operations in accordance with the provisions of Accounting Standards Codification (“ASC”) 740:

	Eight months ended March 23, 2013	Twelve months ended July 31, 2012

Tax benefit included in continuing operations	$(4,356)	$(3,784)
Tax expense included in discontinued operations	1,385	3,848
Tax expense included in gain on sale of discontinued operations	4,387	—

Total tax expense continuing and discontinued operations	$1,416	$64

The approximately $4.4 million and $3.8 million of tax benefits from continuing operations for the eight months ended March 23, 2013 and twelve months ended July 31, 2012, respectively, are attributable to the intraperiod allocation of losses from continuing operations to income generated from discontinued operations, for which the losses would not have otherwise been benefitted under ASC 740.

The following table presents the components of our provision for income taxes (in thousands):

	Eight Months Ended March 23, 2013	Twelve Months Ended July 31, 2012
Current:
Federal	$79	$(30)
State	14	4
Foreign	1,122	231

	1,215	205

Deferred:
Federal	—	—
State	—	—
Foreign	201	(141)

	201	(141)

Total tax provision (benefit)	$1,416	$64

A reconciliation between the statutory federal income tax and the Company’s actual tax provision follows (in thousands):

	Eight Months Ended March 23, 2013	Twelve Months Ended July 31, 2012

Statutory federal income tax benefit	$(734)	$(4,500)
State taxes, net of federal benefit	38	(407)
Valuation allowance	2,040	4,545
Other	72	426

Tax provision (benefit)	$1,416	$64

The components of the Company’s net deferred tax assets at July 31, 2013 and 2012 are as follows (in thousands):

	July 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$302,503	$288,381
Credit carryforwards	21,520	21,457
Restructuring and related accruals	3,554	4,442
Accrued expenses	—	810
Share based compensation expense	—	5,035
Capital loss carryforwards	1,181	783
Depreciation	977	5,646
Other, net	695	6,411

Total net deferred tax assets	330,430	332,965

Valuation allowance	(330,430)	(332,748)

Net deferred tax assets	$—	$217

Substantially all of the loss before income taxes as shown in the Consolidated Statement of Operations for the eight months ended March 23, 2013 and the year ended July 31, 2012 was derived in the United States. Certain foreign wholly owned subsidiary companies were compensated on a cost plus basis resulting in the recognition of foreign taxable income and tax expense.

The Company did not record a current tax benefit for the net operating losses due to the Company’s substantial losses.

The Company is currently open to audit under statutes of limitation by the Internal Revenue Service, various foreign jurisdictions, and state jurisdictions for the fiscal years ended July 31, 2007 through July 31, 2013. However, limited adjustments can be made to federal and state tax returns in earlier years in order to reduce net operating loss carryforwards.

As of July 31, 2013, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $855.1 million and $180.3 million, respectively. The federal and state net operating loss carryforwards will expire at various dates through 2033. The Company also has federal and state research and development credit carryforwards of approximately $11.3 million and $10.2 million, respectively, which begin to expire in 2020 and 2015, respectively.

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

The Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets and has established a valuation allowance of $330.4 million and $332.7 million as of July 31, 2013 and July 31, 2012, respectively, for such assets, which are comprised principally of net operating loss carryforwards, research and development credits and stock based compensation.

Included in the net operating loss carryforwards are stock option deductions of approximately $125.0 million. The benefits of these stock option deductions approximate $47.8 million. As of July 31, 2013, the Company had net operating loss carryforwards of approximately $7.1 million related to the exercise of stock options subsequent to the adoption of fair value accounting. This amount represents the excess benefit and has not been included in the gross deferred tax asset reflected for net operating losses.

As of July 31, 2013, the total amount of unrecognized tax benefit is $1.7 million. If recognized, the entire amount would impact the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2013	2012

Beginning balance	$1,673	$1,702
Increase for current year	99	137
Reductions related to expiration of statute of limitations	(30)	(166)

Ending balance	$1,742	$1,673

As of July 31, 2013 and July 31, 2012, the total amount of accrued interest and penalties related to uncertain tax positions is $0.5 million for each such fiscal year. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international, and state income taxes.

8.	Common Stock

Prior to the Dissolution, the Company was authorized to issue up to 250,000,000 shares of the Common Stock. The holders of the Common Stock are entitled to one vote for each share held. In connection with the filing of the Certificate of Dissolution, effective as of 5:00 p.m. Eastern Time on March 7, 2013, the Company closed its stock transfer books and discontinued recording transfers of the Common Stock. The Common Stock, and stock certificates evidencing the shares of Common Stock, are no longer assignable or transferable on the Company’s books, other than transfers by will, intestate succession or operation of law, and represent only the right to receive distributions in connection with the Dissolution, if any. The Board will determine, in its sole discretion and in accordance with the Plan of Dissolution and applicable law, the timing, amount and kind of all distributions to be made to stockholders.

9.	Share-Based Compensation

The Company previously had outstanding equity awards issued under several equity compensation plans, including the 1999 Stock Incentive Plan, the 2009 Stock Incentive Plan, the 2009 Non-employee Director Stock Option Plan and the 1999 Non-employee Director Stock Option Plan. Upon effectiveness of the Dissolution, the Company terminated its equity compensation plans and all outstanding stock-based awards under the plans were cancelled.

Prior to the termination of the equity compensation plans, the Company estimated the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options included the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions were appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2012. The Company did not grant any stock options during the eight months ended March 23, 2013. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Year Ended July 31, 2012
Expected option term(1)	5.8 years
Expected volatility factor (2)	46.9%
Risk-free interest rate (3)	1.3%
Expected annual dividend yield (4)	0.0%

(1)	Historical data on exercise patterns was the basis for estimating the expected life of an option.
(2)	The stock volatility for each grant was measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which was not expected to occur in the future.
(3)	The risk-free interest rate for periods equal to the expected term of the share option was based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	Excludes cash distributions that reduced additional paid in capital.

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations for the eight months ended March 23, 2013 and for the year ended July 31, 2012 (in thousands):

	Eight Months Ended March 23, 2013	Year Ended July 31, 2012
Cost of product revenue	$—	$—
Cost of service revenue	—	—
Research and development	312	1,151
Sales and marketing	126	259
General and administrative	312	721
Discontinued operations	525	1,658

Share-based compensation expense	$1,275	$3,789

Stock Option Activity

Stock option activity under all of the Company’s stock plans during fiscal year 2013 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at July 31, 2012	10,756,844	$3.97	6.03

Options granted	—	—
Options exercised	(2,800)	13.22
Options canceled	(10,754,044)	3.97

Outstanding at July 31, 2013	—	$0.00	—

Options vested and expected to vest	—	$0.00	—

Options exercisable at end of period	—	$0.00	—

As a result of the termination of the Company’s equity compensation plans and cancellation of all unexercised option awards issued thereunder upon the effectiveness of the Dissolution, there were no stock options outstanding or exercisable at July 31, 2013.

The weighted average fair value of stock options granted on dates of grant was $8.21 during fiscal year 2012.

The intrinsic value of stock options exercised, calculated as the difference between the market value of the shares on the exercise date and the exercise price of the option, was $5 thousand and $0.3 million for fiscal years 2013 and 2012, respectively.

The total cash received from employees as a result of employee stock option exercises during fiscal years 2013 and 2012 was $38 thousand and $2.4 million, respectively.

10.	Employee Benefit Plan

The Company maintained a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”) until it was terminated in February 2013. Prior to its termination, the 401(k) plan covered substantially all of the Company’s domestic employees. Eligible employees were permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits.

11.	Restructuring Charges

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

During the second quarter of fiscal 2013, the Company halted further development and marketing of the IQstream Business. The Company took further cost reduction actions associated with the IQstream Business and recorded a workforce reduction restructuring charge of $0.3 million primarily related to employee separation packages and change in control agreements, which included severance pay, benefits continuation and outplacement costs.

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

The Company has completed its cash restructuring payments. A roll-forward of the restructuring accrual since July 31, 2011 is summarized below (in thousands):

	Accrual Balance at July 31, 2012	Additions	Adjustments	Payments	Accrual Balance at July 31, 2013

Workforce reduction	$—	$5,844	$(94)	$5,750	$—
Contract termination costs	—	411	(67)	344	—

Total	$—	$6,255	$(161)	$6,094	$—

	Accrual Balance at July 31, 2011	Adjustments	Payments	Accrual Balance at July 31, 2012

Workforce reduction	$67	$—	$67	$—
Facility consolidations	227	(227)	—	—

Total	$294	$(227)	$67	$—

12.	Fair Value Measurements

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of the Company measured at fair value on a recurring basis as of July 31, 2013, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	July 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash and Cash Equivalents	$21,041	$21,041	$—	$—

Total assets	$21,041	$21,041	$—	$—

Cash and Cash Equivalents

Cash and cash equivalents of $21.0 million consisting of money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Cash and Cash Equivalents

Cash and cash equivalents of $136.7 million consisting of money market funds and U.S. government agency obligations are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

On May 28, 2013, the Company and the Marlin Parties entered into an agreement pursuant to which Buyer paid the Company an aggregate amount of approximately $1.7 million, comprising (i) the undisputed amount with respect to reimbursement for the Company’s operation of Sycamore Shanghai during the period between the closing of the Asset Sale and the transfer of Sycamore Shanghai to Buyer and (ii) the undisputed portion of the working capital adjustment. Following receipt of those undisputed amounts, the Company dismissed the pending lawsuit against the Marlin Parties without prejudice. In connection with such agreement, the Company and the Marlin Parties have jointly selected McGladrey LLP as the Neutral Accountant (as defined in the Asset Sale Agreement) to determine in arbitration whether the cash that remained, immediately prior to closing of the Asset Sale, in the accounts of subsidiaries transferred to Buyer in the Asset Sale is ultimately for the account of the Company or Buyer and whether the value of inventory for purposes of the working capital adjustment should be as proposed by the Company or as proposed by Buyer, or some value in between. The Company and the Marlin Parties have submitted their initial submissions to the Neutral Accountant and the matter remains pending before the Neutral Accountant. The Company has agreed to file a notice of dismissal with prejudice (or otherwise appropriately document dismissal with prejudice) with respect to the litigation as soon as the arbitration is completed, provided the Neutral Accountant has determined both aforementioned issues.

The Company intends to vigorously pursue all amounts owed to the Company by the Marlin Parties pursuant to the Asset Sale Agreement and related agreements.

Guarantees

As of July 31, 2013, the Company’s guarantees requiring disclosure consist of its warranty obligations, indemnification obligations as set forth in the Asset Sale Agreement, indemnification for intellectual property infringement claims and indemnification for officers and directors.

In connection with the closing of the Asset Sale and as set forth in the Asset Sale Agreement, the Company has agreed to indemnify Buyer and certain of its related parties for any damages arising out of any breach of any of our representations or warranties or failure to perform any of our covenants or agreements in the Asset Sale Agreement, our failure to fully or timely pay, satisfy or perform any retained liabilities or our failure to pay any taxes associated with the assets and subsidiaries being sold for periods prior to the closing date of the Asset Sale, including any capital gain or corporate income taxes resulting from the transfer of our China subsidiary. The Company’s aggregate indemnification liability for breaches of representations or warranties is limited to $2,812,500. The Company’s indemnification obligations for breaches of representations or warranties expire no later than twelve months following the closing date of the Asset Sale. The Company has not recorded a liability for this agreement.

Prior to the Asset Sale and the Dissolution, in the normal course of business, the Company also agreed to indemnify other parties, including customers, lessors and parties to other transactions with the Company with respect to certain matters. The Company agreed to hold these other parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. Although the Company does not believe that there exists any basis for any such claims, it is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company’s operating results or financial position. Accordingly, the Company has not recorded a liability for these agreements as of July 31, 2013 or July 31, 2012, as the Company believes the exposure for any related payments is not material.

We have entered into our standard form of indemnification agreement with each of our directors and executive officers, which is in addition to the indemnification provided for in our amended and restated certificate of incorporation, as amended. The Plan of Dissolution also provides that we continue to indemnify our directors and executive officers in accordance with such agreements and our amended and restated certificate of incorporation, as amended. The indemnification agreements, among other things, provide for indemnification of our directors and executive officers for a number of expenses, including attorneys’ fees and other related expenses, as well as certain judgments, fines, penalties and settlement amounts incurred by any such person in any action, suit or proceeding, including any action by or in the right of the Company, arising out of such person’s services as a director or executive officer of the Company or any other company or enterprise to which the person provided services at our request. The Company did not incur any expense under these arrangements during fiscal year 2013 or fiscal year 2012. Due to the Company’s inability to estimate liabilities in connection with these agreements, if and when they might be incurred, the Company has not recorded any liability for these agreements as of July 31, 2013 or July 31, 2012. During the Dissolution period, we intend to continue to indemnify each of our current and former directors and executive officers to the extent permitted under Delaware law, our amended and restated certificate of incorporation, as amended, and the indemnification agreements. The Company has also continued to maintain directors’ and officers’ coverage since the filing of the Certificate of Dissolution, and intends to obtain runoff coverage for our director and officers during the Dissolution period.

Warranty Liability

Prior to the Asset Sale, the Company recorded a warranty liability for parts and labor on its products at the time revenue was recognized. Warranty periods were generally three years from installation date. The estimate of the warranty liability was based primarily on the Company’s historical experience in product failure rates and the expected material and labor costs to provide warranty services.

The following table summarizes the activity related to the product warranty liability (in thousands):

	Eight Months Ended March 23, 2013	Twelve months ended July 31, 2012
Beginning balance	$1,072	$1,140

Accruals for warranties during the period	82	238
Settlements	(81)	(306)
Reversal upon Asset Sale	(1,073)	—

Ending balance	$—	$1,072

14.	Fourth Quarter Financial Data

The Company has adopted the liquidation basis of accounting. There are no fourth quarter results of operations.

15.	Subsequent Events

On September 5, 2013, the Company terminated the Restated Purchase and Sale Agreement (the “Purchase Agreement”) with Tyngsborough Commons, LLC (“Tyngsborough Commons”) entered into on May 24, 2013 in connection with the liquidation of Sycamore’s property and assets in accordance with the Plan of Dissolution. The Purchase Agreement provided for the sale by the Company of a certain parcel of undeveloped land located in Tyngsborough, Massachusetts to Tyngsborough Commons for a total purchase price of $3.5 million. The Company terminated the Purchase Agreement due to Tyngsborough Commons’ failure to either close the sale on or before August 30, 2013 or pay the $100,000 additional deposit required to exercise the right to extend the period for closing the sale by 45 days, as provided in the Purchase Agreement. As a result of the termination, and pursuant to the terms of the Purchase Agreement, the Company retained as liquidated damages the $125,000 in deposits previously paid by Tyngsborough Commons. The Company intends to continue to pursue available options with respect to the land, but there can be no assurance as to the amount of consideration the Company may be able to obtain for the land or as to any time frame within which a potential sale might occur.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework.

Based on our assessment, management concluded that, as of July 31, 2013, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting.

During the quarter ended April 27, 2013, in connection with the Dissolution we made the following changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting: (i) the Company terminated all but four of its employees, (ii) we consolidated the responsibilities for internal control over financial reporting to our Chief Executive Officer and Chief Financial Officer and (iii) the board of directors now oversees and reviews the Company’s system of financial reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning our current directors and executive officers and their ages as of July 31, 2013.

Name	Age	Position

Alan R. Cormier	62	President, Chief Executive Officer and Director

Anthony J. Petrillo	44	Chief Financial Officer and Treasurer

Daniel E. Smith	63	Director

Robert E. Donahue	65	Director

Mr. Cormier was appointed to serve as the Company’s President, Chief Executive Officer and as a member of our Board of Directors effective April 8, 2013. From December 2004 to April 2013, Mr. Cormier served as the Company’s General Counsel, and also served as the Company’s Assistant Secretary from December 2004 through October 2006 and as Secretary from November 2006 to April 2013. From July 2000 through March 2004, he was Vice President, General Counsel and Secretary of Manufacturers’ Services Limited, a contract manufacturing company. Mr. Cormier served, from January 2000 through July 2000, as Vice President, General Counsel and Clerk of Dynamics Research Corporation, a provider of information technology, engineering, logistics and other consulting services to federal and state agencies. Prior to that, he spent several years in senior positions in the legal department of Wang Global Corporation (formerly Wang Laboratories, Inc.). Individual Qualifications: We believe that Mr. Cormier’s strong executive and management skills, combined with his legal experience and the understanding of the Company and our assets which he has acquired during his 8 years of service as the General Counsel of the Company, make him an invaluable member of the Board to assist in the Dissolution of the Company and the operation of the Company during the Dissolution period.

Mr. Petrillo was appointed to serve as the Company’s Chief Financial Officer and Treasurer effective April 1, 2013. Prior to that, Mr. Petrillo was employed in the Company’s Finance Department since April 2000 and served as the Company’s Corporate Controller since June 2005. Mr. Petrillo was appointed Assistant Secretary of the Company in December 2004.

Mr. Smith has served as a member of the Board since October 1998. Mr. Smith also served as the Company’s President and Chief Executive Officer from October 1998 to April 2013. From October 2007 to November 2007, Mr. Smith also served as the Company’s interim principal financial officer. From June 1997 to July 1998, Mr. Smith was Executive Vice President and General Manager of the Core Switching Division of Ascend Communications, Inc., a provider of wide area network switches and access data networking equipment. Mr. Smith was also a member of the board of directors of Ascend Communications, Inc. during that time. From April 1992 to June 1997, Mr. Smith served as President and Chief Executive Officer and a member of the board of directors of Cascade Communications Corp. Individual Qualifications: We believe that Mr. Smith’s strong executive and financial management skills, combined with the deep understanding of the Company and our assets which he acquired during his 15 years of service as the prior President and Chief Executive Officer of the Company, make him an invaluable member of the Board.

Mr. Donahue has served as a director of the Company since July 2007. He currently serves on the board of directors of NetScout, Inc., a leading provider of integrated network performance management products. From November 2007 to August 2010, Mr. Donahue served as a member of the board of directors of Cybersource Corporation, a leading provider of electronic payment and risk management solutions. From August 2004 to November 2007, Mr. Donahue served as the President and Chief Executive Officer of Authorize.Net Holdings, Inc., a leading transaction processing company, before it was acquired by Cybersource Corporation in November 2007. Mr. Donahue also served as a member of Authorize.Net’s board of directors from January 2004 until November 2007. From October 2004 to June 2005, Mr. Donahue was a member of the board of directors of Concord Communications, Inc., a provider of automating technology management for Internet infrastructure. From November 2003 to January 2004, Mr. Donahue provided financial consulting services to KO Instruments, Inc., an electronic instruments manufacturer. From November 2002 until November 2003, Mr. Donahue was Vice President and General Manager, Americas After Market Solutions at Celestica, Inc., an electronics manufacturing services provider. Prior to that, Mr. Donahue held a variety of senior management positions at Manufacturers Services, Ltd., an electronics manufacturing services company, from 1997 to 2002. Individual Qualifications: Mr. Donahue’s years of executive leadership and management experience in the high-technology industry, his service on other public company boards, and his experience with mature and emerging technology companies have positioned him well to serve on the Board.

Business Code of Ethics and Corporate Governance

We have adopted a business code of ethics and corporate governance that applies to all executive officers, directors and employees of Sycamore, which is available on our website at www.scmrinc.com. Copies are also available in print to stockholders upon request to Sycamore Networks, Inc., Attn: Secretary, 220 Mill Road, Chelmsford, MA 01824. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the business code of ethics and corporate governance by posting such information on our website at the address specified above.

Board Committees

Following the Asset Sale and Dissolution, Mr. Gururaj Deshpande, Mr. Craig R. Benson and Mr. John W. Gerdelman resigned from the Company’s Board of Directors, effective as of April 1, 2013. Prior to April 1, 2013, the Board had the following standing committees:

•	Audit Committee, which oversaw the accounting and financial reporting processes of the Company and audits of our financial statements,

•	Compensation Committee, which assisted the Board of Directors with respect to compensation for our executive officers and administered our equity-based compensation plans, and

•

Nominating Committee, which had the responsibility to identify and recommend individuals qualified to serve as directors, recommending to the Board directors to serve on the committees of the Board, and advising the Board with respect to matters of Board composition and procedures.

The members of the standing committees prior to April 1, 2013 are identified in the following table:

Name of Director	Audit Committee	Compensation Committee	Nominating Committee

Robert E. Donahue	Chair	X	X

Craig R. Benson	X	X

John W. Gerdelman	X	Chair	Chair

Effective as of April 1, 2013, the Company no longer has any standing committees, and the responsibilities and duties previously delegated to the Audit Committee, Compensation Committee and Nominating Committee have been, and will be, undertaken and performed, to the extent applicable, by the full Board.

Compensation Committee Interlocks and Insider Participation

As noted above, the Company no longer has a Compensation Committee. Prior to April 1, 2013, the Compensation Committee consisted of Messrs. Gerdelman, Donahue and Benson, none of whom was at any time since our formation, an officer or employee of the Company. No interlocking relationship existed between any member of the Board or the Compensation Committee, as then constituted, and any member of the board or compensation committee of any other company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our outstanding shares of common stock (collectively, “Reporting Persons”) to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by regulations of the Commission to furnish us with copies of all such filings. Based on a review of the copies of such filings received by us with respect to the fiscal year ended July 31, 2013, we believe that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended July 31, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The table below sets forth, for the fiscal year ended July 31, 2013, the compensation earned by our current President and Chief Executive Officer and current Chief Financial Officer, as well as our former President and Chief Executive Officer, former Chief Financial Officer and former Vice President, System and Technology. We refer to these executive officers as our “named executive officers”.

Summary Compensation Table

Summary Compensation Table for Fiscal 2013
Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)	Nonequity Incentive Plan Compensation(1) ($)		All Other Compensation(2) ($)		Total ($)

Alan R. Cormier President and Chief Executive Officer(3)	2013 2012	238,915 239,831	(4)	— —	— —	44,086 57,251	(4)	— —		283,001 297,082

Anthony J. Petrillo Chief Financial Officer and Treasurer(5)	2013	196,414	(6)	—	—	52,100	(6)	3,828	(7)	252,342

Daniel E. Smith Former President and Chief Executive Officer(8)	2013 2012	189,327 277,115		— —	— —	— —		415,594 —	(9)	604,921 277,115

Paul F. Brauneis Former Chief Financial Officer, Vice President, Finance and Administration, and Treasurer	2013 2012	184,038 277,115		— —	— —	98,599 171,879		671,565 —	(10)	954,202 448,994

Kevin J. Oye Former Vice President, Systems and Technology	2013 2012	189,327 277,115		— —	— —	105,325 177,476		710,508 15,465	(11)	1,005,160 470,056

(1)	Includes amounts earned pursuant to non-equity incentive plan compensation in the form of bonuses earned by named executive officers with respect to the specified year, regardless of whether the amounts were paid in such year. Payments made in connection with our non-equity incentive plans are made quarterly for achievements through the end of the relevant quarter.

(2)	In accordance with SEC rules, the amounts shown in this column do not include payments for life, disability and other benefits that are generally available to all salaried employees.
(3)	Mr. Cormier served as the Company’s General Counsel and Secretary until his appointment as President, Chief Executive Officer and as a member of the Board effective April 8, 2013.
(4)	In connection with Mr. Cormier’s appointment as President and Chief Executive Officer effective April 8, 2013, the Board and the Compensation Committee of the Board approved, effective as of the third quarter of fiscal 2013, an increase to Mr. Cormier’s annual incentive bonus target from $50,000 to $80,000, with payment of any incentive bonus to be based on the satisfaction of individual performance metrics associated with the winding down of Sycamore’s business, as determined by the members of the Board then in office other than Mr. Cormier. Mr. Cormier’s annual salary remained unchanged at $238,000.
(5)	Mr. Petrillo served as the Company’s Controller and Assistant Secretary until his appointment as Chief Financial Officer and Treasurer on April 1, 2013.
(6)	In connection with Mr. Petrillo’s appointment as Chief Financial Officer effective April 1, 2013, the Board and the Compensation Committee of the Board approved an increase to Mr. Petrillo’s annual base salary from $189,280 to $208,200. The Board and the Compensation Committee of the Board also approved, effective as of the third quarter of fiscal 2013, an increase to Mr. Petrillo’s annual incentive bonus target from $18,200 to $52,000, with payment of any incentive bonus to be based on the satisfaction of individual performance metrics associated with the winding down of Sycamore’s business, as determined by the members of the Board then in office.
(7)	Represents amounts paid in fiscal 2013 to Mr. Petrillo for tuition reimbursement.
(8)	Mr. Smith served as the Company’s President, Chief Executive Officer and as an employee director of the Company until April 8, 2013, and continues to serve as a non-employee director of the Company. Mr. Smith did not receive any separate compensation for his service as a director while he was an employee of the Company. See “Director Compensation” for information concerning Mr. Smith’s compensation as a non-employee director in fiscal 2013.
(9)	Represents amounts paid in fiscal 2013 pursuant to Mr. Smith’s change of control agreement, including a lump sum payment equal to 18 months’ worth of his base salary ($412,500) and continued paid coverage under the Company’s group health plan ($3,094).
(10)	Represents amounts paid in fiscal 2013 pursuant to Mr. Brauneis’ change in control agreement, including a lump sum payment equal to 18 months’ worth of his base salary ($412,500), a lump sum payment equal to 150% of his performance bonus for fiscal 2013 ($225,000), unused paid time off ($5,748) and continued paid coverage under the Company’s group health plan ($3,317). Other compensation also includes $25,000 in fees paid to Mr. Brauneis for consulting services provided to the Company following his departure from the Company on April 1, 2013.
(11)	Represents amounts paid in fiscal 2013 pursuant to Mr. Oye’s change in control agreement, including a lump sum payment equal to 18 months’ worth of his base salary ($412,500), a lump sum payment equal to 150% of his performance bonus for fiscal 2013 ($232,500), unused paid time off ($18,411) and continued paid coverage under the Company’s group health plan ($5,451). Other compensation also includes (i) $25,000 in fees paid to Mr. Oye for consulting services provided to the Company following his departure from the Company on April 1, 2013, and (ii) $10,865 in fees paid by the Company in connection with tax and investment advisory services provided to Mr. Oye during fiscal 2013, plus $5,781 in federal and state tax gross-ups paid by the Company on Mr. Oye’s behalf.

Outstanding Equity Awards at Fiscal Year-End

All outstanding and unexercised options and other equity awards were terminated on March 7, 2013 upon the effectiveness of the Dissolution. Accordingly, none of our named executive officers had any outstanding equity awards as of July 31, 2013. No new equity awards will be issued.

Severance, Change of Control and Employment Agreements

Change of Control Agreements. Prior to the Asset Sale and the filing of our Certificate of Dissolution, we had entered into our standard form of change of control agreement with each of our executive officers that provides for severance compensation if such executive officer’s employment is terminated without cause or by the executive due to a constructive termination (in each case, as defined in the change of control agreement) within specified time periods following a “change of control” of the Company. The consummation of the Asset Sale and the approval of the Dissolution by our stockholders each constituted such a “change of control.” Pursuant to their respective change of control agreements, each of our executive officers was entitled to the following payments by the Company if his employment was terminated pursuant to a constructive termination or by Sycamore without cause within twenty-four months following the consummation of the Asset Sale or approval of the Dissolution:

•

a lump sum payment equal to the sum of (i) one and a half times his base salary at the time of termination, (ii) the pro-rata portion of his actual incentive bonus earned, if any, through the date of termination (or if not determinable, then a pro-rata portion of the officer’s annual target bonus, if any, for the year in which the termination occurs) and (iii) an amount equal to 150% of his annual target bonus, if any, for the year in which the termination occurred;

•

all salary and accrued vacation earned through the date of the executive officer’s termination for the year in which the termination occurs, pro-rated through the date of the executive officer’s termination;

•	reimbursement for all expenses that the executive officer reasonably and necessarily incurred in connection with the business of Sycamore prior to the executive officer’s termination;

•	continued group health plan benefits for a period of eighteen months;

•	outplacement services and career counseling at the Company’s expense for a period of twelve months; and

•	all equity awards held by the executive officer shall become fully vested and exercisable.

Following the Asset Sale and Dissolution, each of Mr. Smith, Mr. Brauneis and Mr. Oye was terminated from the Company and, following the receipt by Sycamore of releases satisfactory to the Company, received the change in control benefits set forth above (see “Other Compensation” and associated footnotes in the Summary Compensation Table above for amounts paid to these named executive officers pursuant to their change in control agreements in fiscal 2013). Mr. Cormier, our current President and Chief Executive Officer (and former General Counsel and Secretary) continues to be employed by the Company to assist in the winding down of Sycamore. If Mr. Cormier’s employment is terminated pursuant to a constructive termination or by the Company without cause within 24 months of January 31, 2013 (the date of the Asset Sale), he also would be entitled to the payments and benefits set forth above as provided under his change in control agreement.

Severance Agreements. In connection with Mr. Petrillo’s appointment as Chief Financial Officer effective April 1, 2013, the Board and the Compensation Committee of the Board approved a Severance Pay Agreement by and between the Company and Mr. Petrillo (the “Severance Agreement”). Pursuant to Mr. Petrillo’s Severance Agreement, in the event of Mr. Petrillo’s involuntary termination, he will be entitled to receive certain benefits including (a) continued paid coverage under the Company’s group health plans for 12 months after such termination, (b) an amount equal to 12 months’ worth of his base salary and (c) outplacement services at the Company’s expense for a period of 26 weeks. The benefits under Mr. Petrillo’s Severance Agreement are generally consistent with the benefits that he would have been eligible to receive under the Company’s Separation Pay Plan for all of our United States-based full-time employees.

Retention Agreements. In connection with Mr. Cormier’s appointment as President and Chief Executive Officer on April 8, 2013, the Board and the Compensation Committee of the Board approved a Retention Bonus Agreement by and between the Company and Mr. Cormier. Pursuant to Mr. Cormier’s Retention Bonus Agreement, Mr. Cormier will be entitled to receive a retention bonus of $60,000 on the earlier of (i) the date of his involuntary termination by the Board without cause (as defined in Mr. Cormier’s Bonus Agreement) or (ii) December 1, 2013.

In connection with Mr. Petrillo’s appointment as Chief Financial Officer effective April 1, 2013, the Board and the Compensation Committee of the Board approved a Retention Bonus Agreement by and between the Company and Mr. Petrillo. Pursuant to Mr. Petrillo’s Retention Bonus Agreement, Mr. Petrillo will be entitled to receive a retention bonus of $50,000 on the earlier of (a) the date of his involuntary termination by the Board without Cause (as defined in Mr. Petrillo’s Bonus Agreement) or (b) December 1, 2013.

Director Compensation

The following table shows the fiscal 2013 compensation information for our directors who served during such period.

Non-Employee Director Compensation for Fiscal 2013

Name	Fees Earned or Paid in Cash(1) ($)		Option Awards(2) ($)	All Other Compensation ($)	Total ($)
Daniel E. Smith	11,571	(3)			11.571
Alan R. Cormier (4)	—				—
Robert E. Donahue	55,679			—	55,679
Craig R. Benson (5)	34,607			—	34,607
John W. Gerdelman (6)	44,107			—	44,107
Gururaj Deshpande (7)	—		—	—	—

(1)	Reflects amounts earned by our directors for their fiscal 2013 service on the Board and committees of the Board, regardless of when the amounts were paid. As of April 1, 2013, each non-employee director of the Company receives an annual retainer of $36,000, paid on a quarterly basis, for the director’s service on the Board. Prior to April 1, 2013, our non-employee directors received annual retainers, paid on a quarterly basis, for the director’s service on the board and committees of the Board in the amounts set forth below:

Non-Employee Director’s Annual Retainers
Chairman of the Board	$55,000
All Other Non-Employee Directors	$35,000

Committee Member’s Additional Annual Retainers
Audit Committee Chairman	$20,000
Audit Committee Member	$10,000
Compensation Committee Chairman	$12,000
Compensation Committee Member	$6,000
Nominating Committee Chairman	$8,000
Nominating Committee Member	$4,000

(2)	No option awards were granted to our directors during the fiscal year ended July 31, 2013. All outstanding and unexercised options were terminated on March 7, 2013 upon the filing of the Certificate of Dissolution.
(3)	Represents fees paid to Mr. Smith for his service as a non-employee director in fiscal 2013. Prior to April 8, 2013, Mr. Smith did not receive any additional compensation for his service as a director. The compensation received by Mr. Smith for his service as an employee of the Company is shown in the Summary Compensation Table above.
(4)	Mr. Cormier, as an employee of the Company, receives no additional compensation for his service as a director. The compensation received by Mr. Cormier for his service as an employee of the Company is shown in the Summary Compensation Table above.
(5)	Mr. Benson resigned as a member of the Board of Directors effective April 1, 2013.
(6)	Mr. Gerdelman resigned as a member of the Board of Directors effective April 1, 2013.
(7)	Mr. Deshpande resigned as a member of the Board of Directors effective April 1, 2013. Mr. Deshpande elected not to receive any compensation for his service on the Board for fiscal 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of October 14, 2013, with respect to beneficial ownership of our common stock by: (i) each person who, to our knowledge, beneficially owned more than 5% of the shares of our common stock outstanding as of such date, (ii) each of our current directors, (iii) our named executive officers identified in the Summary Compensation Table set forth above and (iv) all directors and executive officers as a group.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise noted in the footnotes below, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of its common stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of shares of Common Stock outstanding is based on 28,882,093 shares of Common Stock outstanding as of October 14, 2013.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding
Daniel E. Smith (2)	3,763,039	13.0
Alan R. Cormier	20		*
Anthony J. Petrillo	227		*
Robert E. Donahue	0		*
Paul F. Brauneis	0		*
Kevin J. Oye	159		*
Platyko Partners, LP (2)	2,112,500	7.3
Gururaj Deshpande (3)	4,571,280	15.8
Third Avenue Management LLC (4)	3,880,310	13.4
Dimensional Fund Advisors LP (5)	2,031,196	7.0
Farallon Capital Management, LLC (6)	1,629,360	5.6
Sparta Group MA LLC (3)	4,567,440	15.8
All current executive officers and directors as a group (4 persons)	3,763,286	13.0

*	Less than 1% of the total number of outstanding shares of Common Stock.
(1)	Except as otherwise noted, the address of each person is: c/o Sycamore Networks, Inc., 220 Mill Road, Chelmsford, Massachusetts 01824.
(2)	Consists of 573,039 shares owned by Mr. Smith directly, 1,077,500 shares that Mr. Smith owns jointly with his wife, Elizabeth Riley, and 2,112,500 shares held by Platyko Partners, L.P., of which Mr. Smith and his wife serve as general partners.
(3)	Includes 4,567,440 shares held by Sparta Group MA LLC Series 4 and 3,840 shares held by the Gururaj Deshpande Grantor Retained Annuity Trust (the “Annuity Trust”). Mr. Deshpande and his wife, Jaishree Deshpande, serve as managers of Sparta Group MA LLC and share voting and investment power over the Common Stock held by Sparta Group MA LLC Series 4. Jaishree Deshpande serves as trustee of the Annuity Trust and exercises sole voting and investment power over the Sycamore shares held therein. Mr. Deshpande disclaims beneficial ownership of the shares held by the Annuity Trust. The address for Sparta Group MA LLC Series 4 is 92 Montvale Ave., Suite 2500, Stoneham, MA 02180.
(4)	Based solely on a Schedule 13G filed on February 14, 2013, Third Avenue Management LLC (“Third Avenue”), as of December 31, 2012, was the beneficial owner of 3,880,310 shares of our Common Stock. According to the Schedule 13G, Third Avenue has sole voting and dispositive power with respect to the shares. The address of Third Avenue is 622 Third Avenue, 32nd Floor, New York, NY 10017.
(5)	Based solely on a Schedule 13G filed on February 11, 2013, Dimensional Fund Advisors LP (“Dimensional”), as of December 31, 2012, was the beneficial owner of 2,031,196 shares of our Common Stock. According to the Schedule 13G, Dimensional has sole voting power with respect to 1,993,936 shares and sole dispositive power with respect to 2,031,196 shares. The address for Dimensional is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.
(6)	Based solely on a Schedule 13G filed on February 14, 2013, includes 433,100 shares of Common Stock held by Farallon Capital Partners, L.P. , 445,400 shares of Common Stock held by Farallon Capital Institutional Partners, L.P., 34,400 shares of Common Stock held by Farallon Capital Institutional Partners II, L.P., 46,000 shares of Common Stock held by Farallon Capital Institutional Partners III, L.P., 613,860 shares of Common Stock held by Farallon Capital Offshore Investors II, L.P., and 24,200 shares of Common Stock held by Farallon Capital (AM) Investors, L.P. (collectively, the “Farallon Funds”). Farallon Partners, L.L.C., is the General Partner of each of the Farallon Funds, and has shared voting and investment power over the shares owned by such entities. The address for the reporting persons is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 2100, San Francisco, CA 94111.

Equity Compensation Plan Information

In connection with the filing of the Certificate of Dissolution, we terminated our stock option and equity-based compensation plans and cancelled all outstanding and unexercised options effective as of the close of business on March 7, 2013. There are currently no equity awards outstanding under any former equity compensation plan, and no shares are reserved for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In July 2000, we made an investment of $2.2 million in Tejas Networks India Private Limited (“Tejas”). Our former Chairman of the Board, Mr. Gururaj Deshpande, also serves as the chairman of the board of directors of Tejas and owns approximately 17% of the equity interests in Tejas. We have no obligation to provide any additional funding to Tejas. While in prior years we have engaged in certain transactions with Tejas, we did not conduct any transactions with Tejas during the fiscal year ended July 31, 2013. Following the filing of the Certificate of Dissolution, Mr. Deshpande resigned from the Company’s Board of Directors, effective April 1, 2013, but continues to beneficially own approximately 16% of the shares of the Company.

All transactions involving the Company and its officers, directors, principal stockholders and their affiliates, including those since our initial public offering, have been approved by the Audit Committee or the Board (including, in the case of the Board, a majority of the disinterested directors on the Board). Any related party transactions in the future will be reviewed and approved by the Board and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Indemnification of Officers and Directors

We have entered into our standard form of indemnification agreement with each of our directors and executive officers, which is in addition to the indemnification provided for in our amended and restated certificate of incorporation, as amended. The Plan of Dissolution also provides that we continue to indemnify our directors and executive officers in accordance with such agreements and our amended and restated certificate of incorporation, as amended. The indemnification agreements, among other things, provide for indemnification of our directors and executive officers for a number of expenses, including attorneys’ fees and other related expenses, as well as certain judgments, fines, penalties and settlement amounts incurred by any such person in any action, suit or proceeding, including any action by or in the right of the Company, arising out of such person’s services as a director or executive officer of the Company or any other company or enterprise to which the person provided services at our request. During the Dissolution period, we intend to continue to indemnify each of our current and former directors and executive officers to the extent permitted under Delaware law, our amended and restated certificate of incorporation, as amended, and the indemnification agreements. Sycamore has also continued to maintain our directors’ and officers’ coverage since the filing of the Certificate of Dissolution, and may obtain runoff coverage for our director and officers during the Dissolution period.

Director Independence

As of July 31, 2013, the Board consisted of Alan R. Cormier, Daniel E. Smith and Robert E. Donahue. The Board has determined that Mr. Donahue has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and that he is an independent director under the standards set by the Board and the listing standards of NASDAQ and applicable laws and regulations.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended July 31, 2013 and July 31, 2012:

Fee Category	Fiscal 2013 Fees	Fiscal 2012 Fees
Audit Fees	$534,200	$666,750

Audit-Related Fees	11,800	12,500

Tax Fees	155,743	133,490

Total Fees	$701,743	$811,740

Audit Fees. Consists of the aggregate fees billed for professional services rendered for the integrated audit of our financial statements and of our internal control over financial reporting for the fiscal years ended July 31, 2013 and July 31, 2012, and for reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees. Consists of the aggregate fees billed for professional services rendered for audit-related services including consultations on other financial accounting and reporting related matters for the fiscal years ended July 31, 2013 and July 31, 2012.

Tax Fees. Consists of the aggregate fees billed for professional services relating to tax compliance and other tax services including tax planning and advisory services for the fiscal years ended July 31, 2013 and July 31, 2012.

Pre-Approval Policy

The Board of Director’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. All of the estimates for audit, audit-related fees and tax fees for fiscal 2013 and 2012 were pre-approved by either the Audit Committee or the Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

The financial statements listed in the accompanying Index to Consolidated Financial Statements on page 21 are filed as part of this report.

2.	Financial Statement Schedules

None

3.	Exhibits

Number	Exhibit Description

2.1	Asset Purchase and Sale Agreement, dated October 23, 2012, by and between Sycamore Networks, Inc. and Sunrise Acquisition Corp (9)

2.2	Plan of Complete Liquidation and Dissolution adopted by the Board of Directors of Sycamore Networks, Inc. on October 22, 2012 (10)

2.3	Non-Competition and Non-Solicitation Agreement, dated January 31, 2013, by and between Sycamore Networks, Inc. and Sycamore Networks Solutions, Inc. (f/k/a Sunrise Acquisition Corp.) (11)

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (7)

3.5	Amended and Restated By-Laws of the Company (5)

4.1	Specimen Common Stock Certificate (8)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)

4.3	Certificate of Dissolution, as filed by Sycamore Networks, Inc. with the Secretary of State of the State of Delaware on March 7, 2013 (12)

*10.1

Form of Indemnification Agreement between Sycamore, the Directors of Sycamore Networks, Inc.

and Executive Officers of Sycamore Networks, Inc., dated as of November 17, 1999, October 15, 2002, October 5, 2004, January 11, 2005, September 6, 2007, August 1, 2007, November 13, 2007 or December 11, 2007 (1)

*10.2	Form of Amended Change in Control Agreement between Sycamore Networks, Inc. and Executive Officers of Sycamore Networks, Inc. dated as of December 18, 2008 (6)

*10.3	Letter Agreement between Sycamore Networks, Inc. and Alan Cormier (4)

10.4	Services Consulting Agreement by and between Sycamore Networks, Inc. and Paul F. Brauneis dated March 29, 2013 (13)

10.5	Services Consulting Agreement by and between Sycamore Networks, Inc. and Kevin J. Oye dated March 29, 2013 (13)

10.6	Retention Bonus Agreement by and between Sycamore Networks, Inc. and Alan R. Cormier dated March 29, 2013 (13)

10.7	Retention Bonus Agreement by and between Sycamore Networks, Inc. and Anthony Petrillo dated March 29, 2013 (13)

10.8	Severance Pay Agreement by and between Sycamore Networks, Inc. and Anthony Petrillo dated March 29, 2013 (13)

21.1	List of Subsidiaries

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100.INS*	XBRL Instance Document

100.SCH*	XBRL Taxonomy Extension Schema Document

100.CAL*	XBRL Taxonomy Extension Calculation Linkbase

100.DEF*	XBRL Taxonomy Extension Definition Linkbase

100.LAB*	XBRL Taxonomy Extension Label Linkbase

100.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 1999 filed with the Commission on December 13, 1999.
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630) filed with the Commission on February 17, 2000, as amended.
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Commission on March 13, 2001.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 29, 2005 filed with the Commission on February 25, 2005.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Commission on November 28, 2007.
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Commission on December 23, 2008.
(7)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Commission on December 21, 2009.
(8)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2010 filed with the Commission on September 24, 2010.

(9)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(10)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 29, 2012.
(11)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2013.
(12)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013.
(13)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.
*	Denotes a management contract or compensatory plan or arrangement.

(b)	Exhibits

The Company hereby files as part of this Form 10-K the exhibits listed in the Exhibit Index beginning on page 60.

(c)	Financial Statement Schedules:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Chelmsford, Commonwealth of Massachusetts, on this 18th day of October 2013.

SYCAMORE NETWORKS, INC.

By:	/s/ Alan R. Cormier
Alan R. Cormier
President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Daniel E. Smith and Alan R. Cormier, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL E. SMITH	Director	October 18, 2013
Daniel E. Smith

/s/ ANTHONY J. PETRILLO	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	October 18, 2013
Anthony J. Petrillo

/S/ ALAN R. CORMIER	President, Chief Executive Officer and Director	October 18, 2013
Alan R. Cormier

/S/ ROBERT E. DONAHUE	Director	October 18, 2013
Robert E. Donahue