Form 10-Q
period 2013-10-26
SYCAMORE NETWORKS INC
filed 2013-12-09
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 26, 2013

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

The number of shares outstanding of the registrant’s Common Stock as of December 3, 2013 was 28,882,093.

Sycamore Networks, Inc.

Part I.	Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Consolidated Statement of Net Assets (Liquidation Basis)

(in thousands, except per share and share data)

(unaudited)

	October 26, 2013	July 31, 2013
Assets

Cash and cash equivalents	$20,105	$21,041
Land	2,948	2,948
Other assets	100	100

Total assets	23,153	24,089

Liabilities and Net Assets

Accrued expenses	52	133
Reserve for estimated costs during the Dissolution period	7,484	8,336
Other liabilities	1,980	1,983

Total liabilities	9,516	10,452

Net assets in liquidation	$13,637	$13,637

Shares outstanding	28,882,093	28,882,093

Net assets in liquidation per share	$0.47	$0.47

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statement of Changes in Net Assets (Liquidation Basis)

For the period from August 1, 2013 through October 26, 2013

(in thousands)

(unaudited)

August 1, 2013 to October 26, 2013
Net assets in liquidation as of July 31, 2013	$13,637

Change in estimated net realizable value of assets and liabilities:

None	—

Net assets in liquidation as of October 26, 2013	$13,637

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements (Unaudited)

1.	Description of Business

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

On October 23, 2012, the Company entered into an Asset Purchase and Sale Agreement (the “Asset Sale Agreement”) with Sunrise Acquisition Corp. (now known as Coriant America Inc.), a portfolio company of Marlin Equity Partners (“Buyer”), pursuant to which Buyer agreed to acquire substantially all of the assets (the “Asset Sale”) primarily related to the Intelligent Bandwidth Management Business, including inventory, fixed assets, accounts receivable, intellectual property rights (other than patents and patent applications), contracts, certain real estate leases, the Company’s subsidiaries in Shanghai, the Netherlands and Japan, and certain shared facilities and assets for $18.75 million in cash, subject to a working capital adjustment, and the assumption by Buyer of certain liabilities. The Company’s stockholders authorized the Asset Sale at a Special Meeting of Stockholders held on January 29, 2013 (the “Special Meeting”), and the Asset Sale was completed on January 31, 2013 (the transfer of the Company’s equity interests in its Shanghai subsidiary, which was subject to the receipt of government approval, occurred on March 25, 2013). Upon the closing of the Asset Sale, Buyer acquired substantially all of the Company’s operating assets relating to the Intelligent Bandwidth Management Business, including the Company’s accounts receivable, inventories and prepaid and other assets, and assumed most of the Company’s remaining current liabilities, including substantially all of the Company’s deferred revenue and accrued warranty obligations. On April 22, 2013, the Company commenced litigation against Buyer and certain of its affiliates with respect to certain amounts due under the Asset Sale Agreement. In connection with such litigation, on May 28, 2013, the Company and such parties reached an agreement pursuant to which (1) the Company agreed to dismiss the pending litigation without prejudice, (2) Buyer paid certain undisputed amounts owed to the Company and (3) the parties agreed to submit the remaining issues relating to amounts in dispute of approximately $1.4 million to arbitration for resolution by a neutral accountant. Following receipt of the aforementioned undisputed amounts, the Company dismissed the pending lawsuit without prejudice. The matter remains pending before the neutral accountant. For additional information concerning this matter, see Note 5, “Commitments and Contingencies.”

In conjunction with the approval of the Asset Sale Agreement, the Company’s Board of Directors (the “Board”) also approved the liquidation and dissolution of the Company (the “Dissolution”) pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”) following the completion of the Asset Sale. The Plan of Dissolution was also approved by the stockholders at the Special Meeting and, following a review of the Company’s strategic alternatives for all of the Company’s assets and available options for providing value to the Company’s stockholders, the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware (the “Certificate of Dissolution”) on March 7, 2013. For additional information regarding the Dissolution, please see the Company’s Definitive Proxy Statement on Schedule 14A filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 28, 2012 and its Current Report on Form 8-K filed with the SEC on March 8, 2013.

In connection with the filing of the Certificate of Dissolution, on March 7, 2013, the Company closed its stock transfer books and discontinued recording transfers of its common stock, $0.001 par value per share (the “Common Stock”). The Common Stock, and stock certificates evidencing shares of the Common Stock, are no longer assignable or transferable on the Company’s books, other than transfers by will, intestate succession or operation of law. The Company also submitted a request to The NASDAQ Stock Market (“NASDAQ”) to suspend trading of the Common Stock on The NASDAQ Global Select Market effective as of the close of trading on March 7, 2013 and, on March 15, 2013, the Company filed a Form 25 with the SEC to delist its Common Stock, which became effective prior to the opening of trading on March 25, 2013. Since the suspension of trading of the Common Stock on The NASDAQ Global Select Market, shares of our Common Stock held in street name with brokers have been trading in the over-the-counter market on the Pink Sheets, an electronic bulletin board established for unlisted securities.

As a result of the completion of the Asset Sale and the Company’s previously announced halting of further development and marketing in connection with the IQstream Business, the Company no longer has any operating assets or revenue. Since the filing of the Certificate of Dissolution, the Company has been operating in accordance with the Plan of Dissolution, which contemplates an orderly wind down of the Company’s business, including the disposition of the IQstream Business, the sale or monetization of the Company’s other remaining non-cash assets and the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims. As of October 26, 2013, the Company had three remaining employees.

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

On September 5, 2013, the Company terminated an agreement to sell approximately 102 acres of undeveloped land located in Tyngsborough, Massachusetts to Tynsborough Commons, LLC (“Tyngsborough Commons”) for a total purchase price of $3.5 million due to Tyngsborough Commons’ failure to either close the sale on or before August 30, 2013 or pay to the Company the $100,000 additional deposit required to exercise the right to extend the period for closing the sale by 45 days, as provided in the agreement. The Company is currently marketing the land for sale, but there can be no assurance as to the amount of consideration the Company may be able to obtain for the land or as to any time frame within which a potential sale might occur.

As of October 18, 2013, the Company had received 43 United States patents and had pending 7 United States patent applications. Of the United States patents that have been issued, the earliest any will expire is February 2019. Forty of these patents and two patent applications, in each case relating to or used in the Intelligent Bandwidth Management Business, were licensed to Buyer in connection with the Asset Sale. The Company is currently considering available options with respect to its patent portfolio, but there can be no assurance as to the amount of consideration the Company may be able to obtain for the patent portfolio or as to any time frame within which a potential sale or other disposition of the patent portfolio might occur.

During the Dissolution period, the Company will continue to pursue the liquidation to cash of its remaining non-cash assets for possible distribution to our stockholders. Subject to uncertainties inherent in the winding up of the Company’s business, we expect to make one or more additional liquidating distributions as promptly as practicable following the liquidation to cash of our non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders, and no assurance can be given that the distributions will equal or exceed our estimate of net assets presented in the Statement of Net Assets.

2.	Basis of Presentation

The accompanying financial data has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended July 31, 2013.

In the opinion of management, the accompanying financial data reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of net assets. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements. Actual results could differ from these estimates.

On March 24, 2013, following the Company’s filing of the Certificate of Dissolution, the Company adopted the liquidation basis of accounting. See “Liquidation Basis of Accounting” below for further information regarding the Company’s adoption of the liquidation basis of accounting.

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

The Company did not record any adjustments to the net realizable value of land or other assets during the period August 1, 2013 through October 26, 2013. During the same period, the Company paid costs of $0.9 million in carrying out the Plan of Dissolution and adjusted its estimated settlement amounts of liabilities, with the result that there was no net change in net assets in liquidation.

Based on negotiations and discussions with prospective purchasers of the Company’s patent portfolio, we determined that we cannot reasonably provide an estimate of the net realizable value of the patents and, accordingly, have assigned no value to the patents for the purposes of the Statement of Net Assets. In the event the Company is successful in its efforts to sell the patents, the Company will record the amount of the sale at the time thereof, which may result in an aggregate increase to net assets.

On April 22, 2013, the Company commenced litigation against Buyer and certain of its affiliates with respect to certain amounts due under the Asset Sale Agreement. In connection with such litigation, on May 28, 2013, the Company and such parties reached an agreement pursuant to which (1) the Company agreed to dismiss the pending litigation without prejudice, (2) Buyer paid certain undisputed amounts owed to the Company and (3) the parties agreed to submit the remaining issues relating to amounts in dispute of approximately $1.4 million to arbitration for resolution by a neutral accountant. Following receipt of the aforementioned undisputed amounts, the Company dismissed the pending lawsuit without prejudice. The matter remains pending before the neutral accountant. Because of the unpredictability of any settlement amount or ruling in favor of the Company by a neutral accountant, the Company is currently unable to estimate the net realizable value of any proceeds in connection with this matter. Accordingly, the Company has not recorded any receivables for the amount at issue. If the Company is successful in its efforts to recover all or any portion of the $1.4 million from Buyer, the Company will record the amount of any settlement, decision or order by the neutral accountant at the time thereof, which may result in an aggregate increase to net assets. For additional information concerning this matter, see Note 5, “Commitments and Contingencies.”

The Company accrued estimated costs expected to be incurred in carrying out the Plan of Dissolution. Under Delaware law, the Dissolution period will last for a minimum of three years. The Company was required to make certain estimates and exercise judgment in determining the accrued costs of liquidation as of October 26, 2013.

The table below summarizes the reserve for estimated costs during the Dissolution period as of October 26, 2013 (in thousands):

Amount
Compensation	$2,230
Professional fees	2,121
Other expenses associated with wind down activities	1,813
Insurance	1,320

$7,484

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

3.	Cash Equivalents and Marketable Securities

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. As of October 26, 2013 and July 31, 2013, the Company did not have any short-term or long-term investments. As of October 26, 2013 and July 31, 2013, aggregate cash and cash equivalents consisted of (in thousands):

October 26, 2013:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$20,105	$—	$—	$20,105

Total	$20,105	$—	$—	$20,105

July 31, 2013:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$21,041	$—	$—	$21,041

Total	$21,041	$—	$—	$21,041

4.	Income Taxes

As of October 26, 2013 and July 31, 2013, the Company had a liability of $1.7 million for taxes, interest and penalties for unrecognized tax benefits related to various foreign income tax matters. If recognized, the entire amount would impact the Company’s effective tax rate.

As of October 26, 2013 and July 31, 2013, the Company had $0.5 million accrued for interest and penalties related to uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international and state income taxes.

The Company is currently open to audit under statutes of limitation by the Internal Revenue Service, various foreign jurisdictions and various state jurisdictions for the fiscal years ended July 31, 2007 through July 31, 2013. However, limited adjustments can be made to federal and state tax returns in earlier years resulting in a reduction of net operating loss carryforwards.

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

5.	Commitments and Contingencies

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

On May 28, 2013, the Company and the Marlin Parties entered into an agreement pursuant to which Buyer paid the Company an aggregate amount of approximately $1.7 million, comprising (i) the undisputed amount with respect to reimbursement for the Company’s operation of Sycamore Shanghai during the period between the closing of the Asset Sale and the transfer of Sycamore Shanghai to Buyer and (ii) the undisputed portion of the working capital adjustment. Following receipt of those undisputed amounts, the Company dismissed the pending lawsuit against the Marlin Parties without prejudice. In connection with such agreement, the Company and the Marlin Parties have jointly selected McGladrey LLP as the Neutral Accountant (as defined in the Asset Sale Agreement) to determine in arbitration whether the cash that remained, immediately prior to closing of the Asset Sale, in the accounts of subsidiaries transferred to Buyer in the Asset Sale is ultimately for the account of the Company or Buyer and whether the value of inventory for purposes of the working capital adjustment should be as proposed by the Company or as proposed by Buyer, or some value in between. The Company and the Marlin Parties have made their initial submissions to the Neutral Accountant and the matter remains pending before the Neutral Accountant. The Company has agreed to file a notice of dismissal with prejudice (or otherwise appropriately document dismissal with prejudice) with respect to the litigation as soon as the arbitration is completed, provided the Neutral Accountant has determined both aforementioned issues.

The Company intends to vigorously pursue all amounts owed to the Company by the Marlin Parties pursuant to the Asset Sale Agreement and related agreements.

Guarantees

As of October 26, 2013, the Company’s guarantees requiring disclosure consist of its indemnification obligations as set forth in the Asset Sale Agreement, indemnification for other claims and indemnification for officers and directors.

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

Prior to the Asset Sale and the Dissolution, in the normal course of business, the Company also agreed to indemnify other parties, including customers, lessors and parties to other transactions with the Company with respect to certain matters. Historically, payments made by the Company under these agreements had not had a material impact on the

Company’s operating results or financial position. Furthermore, most of these obligations were assumed by Buyer in connection with the Asset Sale. Accordingly, the Company has not recorded a liability for these agreements as of October 26, 2013 or July 31, 2013, as the Company believes the exposure for any related payments is not material.

We have entered into our standard form of indemnification agreement with each of our directors and executive officers, which is in addition to the indemnification provided for in our amended and restated certificate of incorporation, as amended. The Plan of Dissolution also provides that we continue to indemnify our directors and executive officers in accordance with such agreements and our amended and restated certificate of incorporation, as amended. The indemnification agreements, among other things, provide for indemnification of our directors and executive officers for a number of expenses, including attorneys’ fees and other related expenses, as well as certain judgments, fines, penalties and settlement amounts incurred by any such person in any action, suit or proceeding, including any action by or in the right of the Company, arising out of such person’s services as a director or executive officer of the Company or any other company or enterprise to which the person provided services at our request. The Company did not incur any expense under these arrangements during the first quarter of fiscal year 2014 or during fiscal year 2013. Due to the Company’s inability to estimate liabilities in connection with these agreements, if and when they might be incurred, the Company has not recorded any liability for these agreements as of October 26, 2013 or July 31, 2013. During the Dissolution period, we intend to continue to indemnify each of our current and former directors and executive officers to the extent permitted under Delaware law, our amended and restated certificate of incorporation, as amended, and the indemnification agreements. The Company has also continued to maintain directors’ and officers’ coverage since the filing of the Certificate of Dissolution, and intends to maintain such coverage through the Dissolution period.

6.	Fair Value Measurements

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of Sycamore measured at fair value on a recurring basis as of October 26, 2013 are summarized as follows (in thousands):

	October 26, 2013	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash and Cash Equivalents	$20,105	$20,105	$—	$—

Total assets	$20,105	$20,105	$—	$—

Cash and Cash Equivalents

Cash and cash equivalents of $20.1 million consisting of cash and money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Assets and liabilities of Sycamore measured at fair value on a recurring basis as of July 31, 2013, are summarized as follows (in thousands):

	July 31, 2013	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash and Cash Equivalents	$21,041	$21,041	$—	$—

Total assets	$21,041	$21,041	$—	$—

Cash and Cash Equivalents

Cash and cash equivalents of $21.0 million consisting of cash and money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, we wish to caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including, without limitation, those risks and uncertainties discussed under the heading “Risk Factors” contained in our our Annual Report on Form 10-K for the fiscal year ended July 31, 2013. The information discussed in this report should be read in conjunction with our Annual Report on Form 10-K and other reports we file from time to time with the SEC. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.

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

On October 23, 2012, the Company entered into Asset Sale Agreement with Buyer with respect to the Asset Sale. The Company’s stockholders authorized the Asset Sale at the Special Meeting and the Asset Sale was completed on January 31, 2013 (the transfer of the Company’s equity interests in Sycamore Shanghai, which was subject to the receipt of government approval, occurred on March 25, 2013). Upon the closing of the Asset Sale, Buyer acquired substantially all of the Company’s operating assets relating to the Intelligent Bandwidth Management Business, including the Company’s accounts receivable, inventories and prepaid and other assets, and assumed most of the Company’s remaining current liabilities, including substantially all of the Company’s deferred revenue and accrued warranty obligations. On April 22, 2013, the Company commenced litigation against Buyer and certain of its affiliates with respect to certain amounts due under the Asset Sale Agreement. In connection with such litigation, on May 28, 2013, the Company and such parties reached an agreement pursuant to which (1) the Company agreed to dismiss the pending litigation without prejudice, (2) Buyer paid certain undisputed amounts owed to the Company and (3) the parties agreed to submit the remaining issues relating to amounts in dispute of approximately $1.4 million to arbitration for resolution by a neutral accountant. Following receipt of the aforementioned undisputed amounts, the Company dismissed the pending lawsuit without prejudice. The matter remains pending before the neutral accountant. For additional information concerning this matter, see Note 5, “Commitments and Contingencies.”

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

On September 5, 2013, the Company terminated an agreement to sell approximately 102 acres of undeveloped land located in Tyngsborough, Massachusetts to Tynsborough Commons for a total purchase price of $3.5 million due to Tyngsborough Commons’ failure to either close the sale on or before August 30, 2013 or pay to the Company the $100,000 additional deposit required to exercise the right to extend the period for closing the sale by 45 days, as provided in the agreement. The Company is currently marketing the land for sale, but there can be no assurance as to the amount of consideration the Company may be able to obtain for the land or as to any time frame within which a potential sale might occur.

As of October 18, 2013, the Company had received 43 United States patents and had pending 7 United States patent applications. Of the United States patents that have been issued, the earliest any will expire is February 2019. Forty of these patents and two patent applications, in each case relating to or used in the Intelligent Bandwidth Management Business, were licensed to Buyer in connection with the Asset Sale. The Company is currently considering available options with respect to its patent portfolio, but there can be no assurance as to the amount of consideration the Company may be able to obtain for the patent portfolio or as to any time frame within which a potential sale or other disposition of the patent portfolio might occur.

Net Assets in Liquidation and Changes in Net Assets During the Quarter Ended October 26, 2013

Net assets in liquidation are $13.6 million. The Company did not record any adjustments to the net realizable value of land or other assets during the period August 1, 2013 through October 26, 2013. During the same period, the Company paid costs of $0.9 million in carrying out the Plan of Dissolution and adjusted its estimated settlement amounts of liabilities, with the result that there was no net change in net assets in liquidation. During the Dissolution period, the Company will continue to pursue the liquidation to cash of its remaining non-cash assets for possible distribution to our stockholders. Subject to uncertainties inherent in the winding up of the Company’s business, we expect to make one or more additional liquidating distributions as promptly as practicable following the liquidation to cash of our non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount that will ultimately be distributed to stockholders, and no assurance can be given that the distributions will equal or exceed our estimate of net assets presented in the Statement of Net Assets.

Critical Accounting Policies and Estimates

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013 describes the significant accounting estimates and policies used in the preparation of the financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies during the first three months of fiscal 2014.

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $20.1 million as of October 26, 2013 compared to $21.0 million at July 31, 2013.

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

Our primary source of liquidity comes from our cash and cash equivalents, which totaled $20.1 million as of October 26, 2013, the majority of which is held in the United States. Under Delaware law, the Dissolution period will last for a minimum of three years. We believe that our current cash and cash equivalents are sufficient to satisfy our anticipated cash requirements through the Dissolution period. However, the Dissolution process involves substantial risks and uncertainties. Accordingly, the actual amount of cash remaining for distribution to stockholders following completion of the Dissolution could vary significantly from current estimates and could even result in no excess cash available for distribution.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 26, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

Changes in Internal Control over Financial Reporting. During the quarter ended October 26, 2013, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 28, 2013, the Company and the Marlin Parties entered into an agreement pursuant to which Buyer paid the Company an aggregate amount of approximately $1.7 million, comprising (i) the undisputed amount with respect to reimbursement for the Company’s operation of Sycamore Shanghai during the period between the closing of the Asset Sale and the transfer of Sycamore Shanghai to Buyer and (ii) the undisputed portion of the working capital adjustment. Following receipt of those undisputed amounts, the Company dismissed the pending lawsuit against the Marlin Parties without prejudice. In connection with such agreement, the Company and the Marlin Parties have jointly selected McGladrey as the Neutral Accountant (as defined in the Asset Sale Agreement) to determine in arbitration whether the cash that remained, immediately prior to closing of the Asset Sale, in the accounts of subsidiaries transferred to Buyer in the Asset Sale is ultimately for the account of the Company or Buyer and whether the value of inventory for purposes of the working capital adjustment should be as proposed by the Company or as proposed by Buyer, or some value in between. The Company and the Marlin Parties have made their initial submissions to the Neutral Accountant and the matter remains pending before the Neutral Accountant. The Company has agreed to file a notice of dismissal with prejudice (or otherwise appropriately document dismissal with prejudice) with respect to the litigation as soon as the arbitration is completed, provided the Neutral Accountant has determined both aforementioned issues.

The Company intends to vigorously pursue all amounts owed to the Company by the Marlin Parties pursuant to the Asset Sale Agreement and related agreements.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013, as filed with the SEC on October 18, 2013. There have been no material changes to our risk factors from those previously disclosed in our Annual Report on Form 10-K. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not: (1) publicly announced any programs to repurchase, or repurchased, any shares of Common Stock; or (2) sold, within the last three years, Company securities that were not registered under the Securities Act of 1933, as amended.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibits:

(a) List of Exhibits

Number	Exhibit Description

2.1	Asset Purchase and Sale Agreement, dated October 23, 2012, by and between Sycamore Networks, Inc. and Sunrise Acquisition Corp. (6)

2.2	Plan of Complete Liquidation and Dissolution adopted by the Board of Directors of Sycamore Networks, Inc. on October 22, 2012 (7)

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (1)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (4)

3.5	Amended and Restated By-Laws of the Company (3)

4.1	Specimen common stock certificate (5)

4.2	See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (1)(2)(3)(4)

4.3	Certificate of Dissolution, as filed by Sycamore Networks, Inc. with the Secretary of State of the State of Delaware on March 7, 2013 (8)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630) filed with the Securities and Exchange Commission on February 17, 2000.
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Securities and Exchange Commission on November 28, 2007.

(4)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010 filed with the Securities and Exchange Commission on September 24, 2010.
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(7)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2012 filed with the Securities and Exchange Commission on November 29, 2012.
(8)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sycamore Networks, Inc.

/s/ Anthony J. Petrillo

Anthony J. Petrillo
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: December 9, 2013