Form 10-Q
period 2014-01-25
SYCAMORE NETWORKS INC
filed 2014-03-07
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 25, 2014

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

The number of shares outstanding of the registrant’s Common Stock as of March 3, 2014 was 28,882,093.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Consolidated Statement of Net Assets (Liquidation Basis)

(in thousands, except per share and share data)

(unaudited)

	January 25, 2014	July 31, 2013
Assets

Cash and cash equivalents	$17,475	$21,041
Land	2,948	2,948
Patents	2,000	—
Other receivable	1,107	—
Other assets	124	100

Total assets	23,654	24,089

Liabilities and Net Assets

Accrued expenses	52	133
Reserve for estimated costs during the Dissolution period	5,016	8,336
Other liabilities	1,979	1,983

Total liabilities	7,047	10,452

Net assets in liquidation	$16,607	$13,637

Shares outstanding	28,882,093	28,882,093

Net assets in liquidation per share	$0.57	$0.47

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statement of Changes in Net Assets (Liquidation Basis)

For the three and six months ended January 25, 2014

(in thousands)

(unaudited)

	Three months ended January 25, 2014	Six months ended January 25, 2014
Net assets in liquidation at beginning of period	$13,637	$13,637

Change in estimated net realizable value of assets and liabilities:

Increase in estimated costs during the Dissolution period	(184)	(184)
Increase in estimated net realizable value for other assets	47	47
Increase in estimated net realizable value for other receivable	1,107	1,107
Increase in estimated net realizable value for patents	2,000	2,000

Net assets in liquidation as of January 25, 2014	$16,607	$16,607

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements (Unaudited)

1.	Description of Business

Prior to February 1, 2013, Sycamore Networks, Inc. (the “Company”) developed and marketed Intelligent Bandwidth Management solutions for fixed line and mobile network operators worldwide and provided services associated with such products (the “Intelligent Bandwidth Management Business”), and, prior to November 1, 2012, the Company also developed and marketed a mobile broadband optimization solution (the “IQstream Business”). As used in these Notes to the Consolidated Financial Statements, “Sycamore,” “we,” “us,” or “our” refers collectively to the Company and its subsidiaries.

On October 23, 2012, the Company entered into an Asset Purchase and Sale Agreement (the “Asset Sale Agreement”) with Sunrise Acquisition Corp. (now known as Coriant America Inc.), a portfolio company of Marlin Equity Partners (“Buyer”), pursuant to which Buyer agreed to acquire substantially all of the assets (the “Asset Sale”) primarily related to the Intelligent Bandwidth Management Business, including inventory, fixed assets, accounts receivable, intellectual property rights (other than patents and patent applications), contracts, certain real estate leases, the Company’s subsidiaries in Shanghai, the Netherlands and Japan, and certain shared facilities and assets for $18.75 million in cash, subject to a working capital adjustment, and the assumption by Buyer of certain liabilities. The Company’s stockholders authorized the Asset Sale at a Special Meeting of Stockholders held on January 29, 2013 (the “Special Meeting”), and the Asset Sale was completed on January 31, 2013 (the transfer of the Company’s equity interests in its Shanghai subsidiary, which was subject to the receipt of government approval, occurred on March 25, 2013). Upon the closing of the Asset Sale, Buyer acquired substantially all of the Company’s operating assets relating to the Intelligent Bandwidth Management Business, including the Company’s accounts receivable, inventories and prepaid and other assets, and assumed most of the Company’s remaining current liabilities, including substantially all of the Company’s deferred revenue and accrued warranty obligations. On April 22, 2013, the Company commenced litigation against Buyer and certain of its affiliates with respect to certain amounts due under the Asset Sale Agreement (the “Delaware Litigation”). In connection with such litigation, on May 28, 2013, the Company and such parties reached an agreement pursuant to which (1) the Company agreed to dismiss the Delaware Litigation without prejudice, (2) Buyer paid certain undisputed amounts of $1.7 million owed to the Company and (3) the parties agreed to submit the remaining issues relating to amounts in dispute of $1,456,747 to arbitration for resolution by a neutral accountant. The matters in dispute have been resolved by the neutral accountant in favor of the Company in the amount of $1,107,736, which includes reimbursement for a portion of the fees and expenses paid to the neutral accountant. On March 5, 2014, the Company received the $1,107,736 payment. Now that all matters set forth in the Delaware Litigation have been finally resolved, it will be dismissed with prejudice. For additional information concerning this matter, see Note 5, “Commitments and Contingencies.”

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

On December 20, 2013, the Board approved the termination of the employment of Alan R. Cormier as Sycamore’s President, Chief Executive Officer and Secretary, effective as of that date. David Guerrera, Sycamore’s former Associate Counsel, was appointed President and General Counsel of Sycamore, effective immediately following Mr. Cormier’s departure as President, Chief Executive Officer and Secretary. Anthony Petrillo continues to serve as Sycamore’s Chief Financial Officer. As of January 25, 2014, Mr. Guerrera and Mr. Petrillo are Sycamore’s only remaining employees.

On January 31, 2014, the Company entered into a Patent Sale Agreement (the “Patent Sale Agreement”) with Dragon Intellectual Property, LLC (“Dragon”), pursuant to which the Company agreed to sell to Dragon for $2.0 million a portfolio of 40 patents and two patent applications, each related to the Intelligent Bandwidth Management Business (the “IBM Patents”). The sale of the IBM Patents was completed on February 28, 2014. None of the IBM Patents are related to the IQstream Business, which has a separate portfolio of three United States patents and five United States patent applications (the “IQstream Patent Portfolio”).

The Company’s remaining primary non-cash assets consist of our real estate holdings in Tyngsborough, Massachusetts, our intellectual property and other assets relating to the IQstream Business, our investments in private companies and certain other assets that were not sold to Buyer in the Asset Sale.

Following the filing of the Certificate of Dissolution, in light of the Board’s views as to the prospects for the IQstream Business, the Board determined to terminate all of the remaining IQstream Employees. The Company continues to pursue available options with respect to the assets of the IQstream Business, including a possible sale of the IQstream Patent Portfolio, equipment and other assets of the IQstream Business. The Company also owns approximately 102 acres of undeveloped land located in Tyngsborough, Massachusetts, which it currently is actively marketing for sale. There can be no assurance as to the amount of consideration the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur.

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

For the three and six months ended January 25, 2014, the Company adjusted its estimate of the net realizable value of assets and its estimated settlement amounts of liabilities. The result of these changes was a net increase to net assets of $3.0 million.

The net realizable value of assets increased by $2.0 million as a result of the entry into the Patent Sale Agreement with respect to the IBM Patents. None of the IBM Patents are related to the IQstream Patent Portfolio, which the Company continues to own. For purposes of the Statement of Net Assets, we determined that we cannot reasonably provide an estimate of the net realizable value of the IQstream Patent Portfolio and, accordingly, have assigned no value to the IQstream Patent Portfolio. In the event the Company is successful in its efforts to sell the IQstream Patent Portfolio, the Company will record the amount of the sale at the time thereof, which may result in a net increase to net assets.

Additionally, the net realizable value of assets increased by $1.1 million as a result of the determination by a neutral accountant that certain disputed amounts were for the account of the Company under the Asset Sale Agreement. For additional information concerning this matter, see Note 5, “Commitments and Contingencies.”

The Company also increased its reserve for estimated costs during the Dissolution period by $0.2 million. The increase was primarily related to additional compensation and consulting costs expected to be incurred as a result of certain wind down activities taking longer to complete than originally anticipated. The increase to compensation costs was offset in part by a reduction in estimated professional fees and other expenses associated with wind down activities.

The Company accrued estimated costs expected to be incurred in carrying out the Plan of Dissolution. Under Delaware law, the Dissolution period will last for a minimum of three years. The Company was required to make certain estimates and exercise judgment in determining the accrued costs of liquidation as of January 25, 2014.

The table below summarizes the reserve for estimated costs during the Dissolution period as of January 25, 2014 (in thousands):

Amount
Compensation	$1,542
Professional fees	1,734
Other expenses associated with wind down activities	1,575
Insurance	165

$5,016

These estimated costs will continue to be reviewed periodically and adjusted as appropriate.

On January 31, 2014, all surviving representations and warranties under the Asset Sale Agreement expired without Buyer asserting any indemnification claims against the Company. Accordingly, the Company has not recorded, nor does it expect to record, any liability in connection with those obligations.

3.	Cash Equivalents and Marketable Securities

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. As of January 25, 2014 and July 31, 2013, the Company did not have any short-term or long-term investments. As of January 25, 2014 and July 31, 2013, aggregate cash and cash equivalents consisted of (in thousands):

January 25, 2014:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$17,475	$—	$—	$17,475

Total	$17,475	$—	$—	$17,475

July 31, 2013:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$21,041	$—	$—	$21,041

Total	$21,041	$—	$—	$21,041

4.	Income Taxes

As of January 25, 2014 and July 31, 2013, the Company had a liability of $1.7 million for taxes, interest and penalties for unrecognized tax benefits related to various foreign income tax matters. If recognized, the entire amount would impact the Company’s effective tax rate.

As of January 25, 2014 and July 31, 2013, the Company had $0.5 million accrued for interest and penalties related to uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international and state income taxes.

The Company is currently open to audit under statutes of limitation by the Internal Revenue Service, various foreign jurisdictions and various state jurisdictions for the fiscal years ended July 31, 2007 through July 31, 2013. However, limited adjustments can be made to federal and state tax returns in earlier years resulting in a reduction of net operating loss carryforwards.

As a result of having substantial net operating losses over recent years and no current operations, the Company determined that it is more likely than not that our deferred tax assets will not be realized. Therefore, we maintain a valuation allowance on the full amount of our net deferred tax assets. If the Company generates future taxable income against which these tax attributes may be applied, the net operating loss carryforwards may be utilized and some or all of the valuation allowance reversed. If the valuation allowance is reversed, portions would be recorded as an increase to paid-in capital and the remainder would be recorded as a reduction in income tax expense.

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

In connection with such litigation, on May 28, 2013, the Company, Buyer and the Marlin Parties reached an agreement pursuant to which (1) the Company agreed to dismiss the pending litigation without prejudice, (2) Buyer paid certain undisputed amounts of $1.7 million owed to the Company and (3) the parties agreed to submit the remaining issues relating to amounts in dispute of $1,456,747 to arbitration for resolution by a neutral accountant. The matters in dispute have been resolved by the neutral accountant in favor of the Company in the amount of $1,107,736, which includes reimbursement for a portion of the fees and expenses paid to the neutral accountant. On March 5, 2014, the Company received the $1,107,736 payment. Pending the resolution by the neutral accountant the Delaware Litigation was dismissed without prejudice. Now that all matters set forth in the Delaware Litigation have been finally resolved, it will be dismissed with prejudice.

Guarantees

As of January 25, 2014, the Company’s guarantees requiring disclosure consist of its indemnification obligations as set forth in the Asset Sale Agreement, indemnification for other claims and indemnification for officers and directors.

In connection with the closing of the Asset Sale and as set forth in the Asset Sale Agreement, the Company agreed to indemnify Buyer and certain of its related parties for any damages arising out of any breach of any of our representations or warranties or failure to perform any of our covenants or agreements in the Asset Sale Agreement, our failure to fully or timely pay, satisfy or perform any retained liabilities or our failure to pay any taxes associated with the assets and subsidiaries being sold for periods prior to the closing date of the Asset Sale, including any capital gain or corporate income taxes resulting from the transfer of our China subsidiary. The Company’s aggregate indemnification liability for breaches of representations or warranties was limited to $2,812,500. On January 31, 2014, all surviving representations and warranties under the Asset Sale Agreement expired without Buyer asserting any indemnification claims against the Company. Accordingly, the Company has not recorded, nor does it expect to record, any liability in connection with those obligations.

Prior to the Asset Sale and the Dissolution, in the normal course of business, the Company also agreed to indemnify other parties, including customers, lessors and parties to other transactions with the Company with respect to certain matters. Historically, payments made by the Company under these agreements had not had a material impact on the Company’s operating results or financial position. Furthermore, most of these obligations were assumed by Buyer in connection with the Asset Sale. Accordingly, the Company has not recorded a liability for these agreements as of January 25, 2014 or July 31, 2013, as the Company believes the exposure for any related payments is not material.

We have entered into our standard form of indemnification agreement with each of our directors and executive officers, which is in addition to the indemnification provided for in our amended and restated certificate of incorporation, as amended. The Plan of Dissolution also provides that we continue to indemnify our directors and executive officers in accordance with such agreements and our amended and restated certificate of incorporation, as amended. The indemnification agreements, among other things, provide for indemnification of our directors and executive officers for a number of expenses, including attorneys’ fees and other related expenses, as well as certain judgments, fines, penalties and settlement amounts incurred by any such person in any action, suit or proceeding, including any action by or in the right of the Company, arising out of such person’s services as a director or executive officer of the Company or any other company or enterprise to which the person provided services at our request. The Company did not incur any expense under these arrangements during the first six months of fiscal year 2014 or during fiscal year 2013. Due to the Company’s inability to estimate liabilities in connection with these agreements, if and when they might be incurred, the Company has not recorded any liability for these agreements as of January 25, 2014 or July 31, 2013. During the Dissolution period, we intend to continue to indemnify each of our current and former directors and executive officers to the extent permitted under Delaware law, our amended and restated certificate of incorporation, as amended, and the indemnification agreements. The Company has also continued to maintain directors’ and officers’ coverage since the filing of the Certificate of Dissolution, and intends to maintain such coverage through the Dissolution period.

6. Fair Value Measurements

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of Sycamore measured at fair value on a recurring basis as of January 25, 2014 are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	January 25, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash and Cash Equivalents	$17,475	$17,475	$—	$—

Total assets	$17,475	$17,475	$—	$—

Cash and Cash Equivalents

Cash and cash equivalents of $17.5 million consisting of cash and money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Assets and liabilities of Sycamore measured at fair value on a recurring basis as of July 31, 2013 are summarized as follows (in thousands):

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

7. Subsequent events

As noted above, on January 31, 2014, the Company entered into the Patent Sale Agreement with Dragon, pursuant to which the Company agreed to sell the IBM Patents to Dragon for $2.0 million. The sale of the IBM Patents was completed on February 28, 2014.

On February 27, 2014, the neutral accountant issued a written determination in connection with the Asset Sale Agreement dispute awarding the Company $1,107,736, which includes reimbursement for a portion of the fees and expenses paid to the neutral accountant. On March 5, 2014, the Company received the $1,107,736 payment. For additional information concerning this matter, see Note 5, “Commitments and Contingencies.”

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

Executive Summary

Prior to February 1, 2013, the Company developed and marketed Intelligent Bandwidth Management solutions for fixed line and mobile network operators worldwide and provided services associated with such products (the “Intelligent Bandwidth Management Business”), and, prior to November 1, 2012, the Company also developed and marketed a mobile broadband optimization solution (the “IQstream Business”). As used in these Notes to the Consolidated Financial Statements, “Sycamore,” “we,” “us,” or “our” refers collectively to the Company and its subsidiaries.

On October 23, 2012, the Company entered into the Asset Sale Agreement with Buyer with respect to the Asset Sale. The Company’s stockholders authorized the Asset Sale at the Special Meeting and the Asset Sale was completed on January 31, 2013 (the transfer of the Company’s equity interests in Sycamore Shanghai, which was subject to the receipt of government approval, occurred on March 25, 2013). Upon the closing of the Asset Sale, Buyer acquired substantially all of the Company’s operating assets relating to the Intelligent Bandwidth Management Business, including the Company’s accounts receivable, inventories and prepaid and other assets, and assumed most of the Company’s remaining current liabilities, including substantially all of the Company’s deferred revenue and accrued warranty obligations. On April 22, 2013, the Company commenced litigation against Buyer and certain of its affiliates with respect to certain amounts due under the Asset Sale Agreement (the “Delaware Litigation”). In connection with such litigation, on May 28, 2013, the Company and such parties reached an agreement pursuant to which (1) the Company agreed to dismiss the Delaware Litigation without prejudice, (2) Buyer paid certain undisputed amounts of $1.7 million owed to the Company and (3) the parties agreed to submit the remaining issues relating to amounts in dispute of $1,456,747 to arbitration for resolution by a neutral accountant. The matters in dispute have been resolved by the neutral accountant in favor of the Company in the amount of $1,107,736, which includes reimbursement for a portion of the fees and expenses paid to the neutral accountant. On March 5, 2014, the Company received the $1,107,736 payment. Now that all matters set forth in the Delaware Litigation have been finally resolved, it will be dismissed with prejudice. For additional information concerning this matter, see Note 5, “Commitments and Contingencies.”

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

On December 20, 2013, the Board approved the termination of the employment of Alan R. Cormier as Sycamore’s President, Chief Executive Officer and Secretary, effective as of that date. David Guerrera, Sycamore’s former Associate Counsel, was appointed President and General Counsel of Sycamore, effective immediately following Mr. Cormier’s departure as President, Chief Executive Officer and Secretary. Anthony Petrillo continues to serve as Sycamore’s Chief Financial Officer. As of January 25, 2014, Mr. Guerrera and Mr. Petrillo are Sycamore’s only remaining employees.

On January 31, 2014, the Company entered into the Patent Sale Agreement with Dragon, pursuant to which the Company agreed to sell the IBM Patents to Dragon for $2.0 million. The sale of the IBM Patents was completed on February 28, 2014. None of the IBM Patents are related to the IQstream Business, which has a separate portfolio of three United States patents and five United States patent applications.

The Company’s remaining primary non-cash assets consist of our real estate holdings in Tyngsborough, Massachusetts, our intellectual property and other assets relating to the IQstream Business, our investments in private companies and certain other assets that were not sold to Buyer in the Asset Sale.

Following the filing of the Certificate of Dissolution, in light of the Board’s views as to the prospects for the IQstream Business, the Board determined to terminate all of the remaining IQstream Employees. The Company continues to pursue available options with respect to the assets of the IQstream Business, including a possible sale of the IQstream Patent Portfolio, equipment and other assets of the IQstream Business. The Company also owns approximately 102 acres of undeveloped land located in Tyngsborough, Massachusetts, which it currently is actively marketing for sale. There can be no assurance as to the amount of consideration the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur.

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

Net Assets in Liquidation and Changes in Net Assets for the three and six months ended January 25, 2014

Net assets in liquidation are $16.6 million. For the three and six months ended January 25, 2014, the Company adjusted its estimate of the net realizable value of assets and its estimated settlement amounts of liabilities. The result of these changes was a net increase to net assets of $3.0 million.

The net realizable value of assets increased by $2.0 million as a result of the entry into the Patent Sale Agreement with respect to the IBM Patents. None of the IBM Patents are related to the IQstream Patent Portfolio, which the Company continues to own. For purposes of the Statement of Net Assets, we determined that we cannot reasonably provide an estimate of the net realizable value of the IQstream Patent Portfolio and, accordingly, have assigned no value to the IQstream Patent Portfolio. In the event the Company is successful in its efforts to sell the IQstream Patent Portfolio, the Company will record the amount of the sale at the time thereof, which may result in a net increase to net assets.

Additionally, the net realizable value of assets increased by $1.1 million as a result of the determination by a neutral accountant that certain disputed amounts were for the account of the Company under the Asset Sale Agreement. For additional information concerning this matter, see Note 5, “Commitments and Contingencies.”

The Company also increased its reserve for estimated costs during the Dissolution period by $0.2 million. This increase was primarily related to additional compensation and consulting costs expected to be incurred as a result of certain wind down activities taking longer to complete than originally anticipated. The increase to compensation costs was offset in part by a reduction in estimated professional fees and other expenses associated with wind down activities.

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

Critical Accounting Policies and Estimates

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013 describes the significant accounting estimates and policies used in the preparation of the financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies during the first six months of fiscal 2014.

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $17.5 million as of January 25, 2014 compared to $21.0 million at July 31, 2013.

During the Dissolution period, the Company has been pursuing the liquidation of its remaining non-cash assets to cash for possible distribution to our stockholders. On January 31, 2014, the Company entered into the Patent Sale Agreement with Dragon, pursuant to which the Company agreed to sell the IBM Patents to Dragon for $2.0 million. The sale of the IBM Patents was completed on February 28, 2014.

Following the sale of the IBM Patents, the Company’s primary non-cash assets consist of our real estate holdings in Tyngsborough, Massachusetts, our intellectual property and other assets relating to the IQstream Business, our investments in private companies and certain other assets that were not sold to Buyer in the Asset Sale. While we continue to pursue the sale or monetization of these assets in accordance with the Plan of Dissolution, we cannot provide any assurance that we will be able to successfully sell these assets.

Our primary source of liquidity comes from our cash and cash equivalents, which totaled $17.5 million as of January 25, 2014, the majority of which is held in the United States. Under Delaware law, the Dissolution period will last for a minimum of three years. We believe that our current cash and cash equivalents are sufficient to satisfy our anticipated cash requirements through the Dissolution period. However, the Dissolution process involves substantial risks and uncertainties. Accordingly, the actual amount of cash remaining for distribution to stockholders following completion of the Dissolution could vary significantly from current estimates and could even result in no excess cash available for distribution.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

Following the closing of the Asset Sale, the Company has no remaining material operating leases or inventory or other purchase commitments.

In connection with the closing of the Asset Sale and as set forth in the Asset Sale Agreement, the Company agreed to indemnify Buyer and certain of its related parties for any damages arising out of any breach of any of our representations or warranties or failure to perform any of our covenants or agreements in the Asset Sale Agreement, our failure to fully or timely pay, satisfy or perform any retained liabilities or our failure to pay any taxes associated with the assets and subsidiaries being sold for periods prior to the closing date of the Asset Sale, including any capital gain or corporate income taxes resulting from the transfer of our China subsidiary. The Company’s aggregate indemnification liability for breaches of representations or warranties was limited to $2,812,500. On January 31, 2014, all surviving representations and warranties under the Asset Sale Agreement expired without Buyer asserting any indemnification claims against the Company. Accordingly, the Company has not recorded, nor does it expect to record, any liability in connection with those obligations.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 25, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

Changes in Internal Control over Financial Reporting. During the quarter ended January 25, 2014, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with such litigation, on May 28, 2013, the Company, Buyer and the Marlin Parties reached an agreement pursuant to which (1) the Company agreed to dismiss the pending litigation without prejudice, (2) Buyer paid certain undisputed amounts of $1.7 million owed to the Company and (3) the parties agreed to submit the remaining issues relating to amounts in dispute of $1,456,747 to arbitration for resolution by a neutral accountant. The matters in dispute have been resolved by the neutral accountant in favor of the Company in the amount of $1,107,736, which includes reimbursement for a portion of the fees and expenses paid to the neutral accountant. On March 5, 2014, the Company received the $1,107,736 payment. Pending the resolution by the neutral accountant the litigation was dismissed without prejudice. Now that all matters set forth in the litigation have been finally resolved, it will be dismissed with prejudice.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013, as filed with the SEC on October 18, 2013. There have been no material changes to our risk factors from those previously disclosed in our Annual Report on Form 10-K. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not: (1) publicly announced any programs to repurchase, or repurchased, any shares of Common Stock; or (2) sold, within the last three years, Company securities that were not registered under the Securities Act of 1933, as amended.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibits:

(a) List of Exhibits

Number	Exhibit Description

2.1	Asset Purchase and Sale Agreement, dated October 23, 2012, by and between Sycamore Networks, Inc. and Sunrise Acquisition Corp. (8)

2.2	Plan of Complete Liquidation and Dissolution adopted by the Board of Directors of Sycamore Networks, Inc. on October 22, 2012 (9)

2.3	Patent Sale Agreement, dated January 31, 2014, by and between Dragon Intellectual Property, LLC and Sycamore Networks, Inc. (12)

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (6)

3.5	Amended and Restated By-Laws of the Company (4)

4.1	Specimen common stock certificate (7)

4.2	See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (1)(2)(3)(6)

4.3	Certificate of Dissolution, as filed by Sycamore Networks, Inc. with the Secretary of State of the State of Delaware on March 7, 2013 (10)

10.1	Form of Change of Control Agreement (5)

10.2	Services Consulting Agreement, dated December 20, 2013, by and between Sycamore Networks, Inc. and Alan R. Cormier (11)

10.3	Retention Bonus Agreement, dated April 15, 2013, by and between Sycamore Networks, Inc. and David Guerrera (11)

10.4	Severance Pay Agreement, dated April 15, 2013, by and between Sycamore Networks, Inc. and David Guerrera (11)

10.5	Form of Indemnification Agreement (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 1999 filed with the Securities and Exchange Commission on December 13, 1999.

(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630) filed with the Securities and Exchange Commission on February 17, 2000.
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Securities and Exchange Commission on November 28, 2007.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2008.
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009.
(7)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010 filed with the Securities and Exchange Commission on September 24, 2010.
(8)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(9)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2012 filed with the Securities and Exchange Commission on November 29, 2012.
(10)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013.
(11)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2013.
(12)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2014.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sycamore Networks, Inc.

/s/ Anthony J. Petrillo

Anthony J. Petrillo
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: March 7, 2014