Form 10-Q
period 2014-04-26
SYCAMORE NETWORKS INC
filed 2014-06-05
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 26, 2014

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

The number of shares outstanding of the registrant’s Common Stock as of June 2, 2014 was 28,882,093.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Consolidated Statement of Net Assets (Liquidation Basis)

(in thousands, except per share and share data)

(unaudited)

	April 26, 2014	July 31, 2013
Assets

Cash and cash equivalents	$19,539	$21,041
Land	2,948	2,948
Patents	300	—
Other assets	77	100

Total assets	22,864	24,089

Liabilities and Net Assets

Accrued expenses	52	133
Reserve for estimated costs during the Dissolution period	3,803	8,336
Other liabilities	2,017	1,983

Total liabilities	5,872	10,452

Net assets in liquidation	$16,992	$13,637

Shares outstanding	28,882,093	28,882,093

Net assets in liquidation per share	$0.59	$0.47

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statement of Changes in Net Assets (Liquidation Basis)

For the three and nine months ended April 26, 2014

(in thousands)

(unaudited)

	Three months ended April 26, 2014	Nine months ended April 26, 2014
Net assets in liquidation at beginning of period	$16,607	$13,637

Change in estimated net realizable value of assets and liabilities:

Decrease (increase) in estimated costs during the Dissolution period	85	(99)
Increase in estimated net realizable value for other assets	—	47
Increase in estimated net realizable value for other receivables	—	1,107
Increase in estimated net realizable value for patents	300	2,300

Net assets in liquidation as of April 26, 2014	$16,992	$16,992

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

On October 23, 2012, the Company entered into an Asset Purchase and Sale Agreement (the “Asset Sale Agreement”) with Sunrise Acquisition Corp. (now known as Coriant America Inc.), a portfolio company of Marlin Equity Partners (“Buyer”), pursuant to which Buyer agreed to acquire substantially all of the assets (the “Asset Sale”) primarily related to the Intelligent Bandwidth Management Business, including inventory, fixed assets, accounts receivable, intellectual property rights (other than patents and patent applications), contracts, certain real estate leases, the Company’s subsidiaries in Shanghai, the Netherlands and Japan, and certain shared facilities and assets for $18.75 million in cash, subject to a working capital adjustment, and the assumption by Buyer of certain liabilities. The Company’s stockholders authorized the Asset Sale at a Special Meeting of Stockholders held on January 29, 2013 (the “Special Meeting”), and the Asset Sale was completed on January 31, 2013 (the transfer of the Company’s equity interests in its Shanghai subsidiary, which was subject to the receipt of government approval, occurred on March 25, 2013). Upon the closing of the Asset Sale, Buyer acquired substantially all of the Company’s operating assets relating to the Intelligent Bandwidth Management Business, including the Company’s accounts receivable, inventories and prepaid and other assets, and assumed most of the Company’s remaining current liabilities, including substantially all of the Company’s deferred revenue and accrued warranty obligations. On April 22, 2013, the Company commenced litigation against Buyer and certain of its affiliates with respect to certain amounts due under the Asset Sale Agreement (the “Delaware Litigation”). In connection with such litigation, on May 28, 2013, the Company and such parties reached an agreement pursuant to which (1) the Company agreed to dismiss the Delaware Litigation without prejudice, (2) Buyer paid certain undisputed amounts of $1.7 million owed to the Company and (3) the parties agreed to submit the remaining issues relating to amounts in dispute of $1.45 million to arbitration for resolution by a neutral accountant. The matters in dispute were resolved by the neutral accountant in favor of the Company in the amount of $1.11 million, which included reimbursement for a portion of the fees and expenses paid to the neutral accountant. On March 5, 2014, the Company received the $1.11 million payment from Buyer, and, on March 10, 2014, we dismissed the Delaware Litigation with prejudice. For additional information concerning this matter, see Note 5, “Commitments and Contingencies.”

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

On January 31, 2014, the Company entered into a Patent Sale Agreement with Dragon Intellectual Property, LLC (“Dragon”), pursuant to which the Company agreed to sell to Dragon for $2.0 million a portfolio of 40 patents and two patent applications, each related to the Intelligent Bandwidth Management Business (the “IBM Patents”). The sale of the IBM Patents was completed on February 28, 2014.

On May 21, 2014, the Company entered into a Patent Sale Agreement (the “IQstream Patent Sale Agreement”) with Citrix Systems, Inc. (“Citrix”), pursuant to which the Company agreed to sell for $0.3 million its portfolio of three United States patents, six United States patent applications and certain foreign patents and patent applications related to the IQstream Business (the “IQstream Patents”). The sale of the IQstream Patents was completed on May 22, 2014.

During the remainder of the Dissolution period, the Company will continue to pursue the liquidation to cash of its remaining non-cash assets, which primarily consist of approximately 102 acres of undeveloped land located in Tyngsborough, Massachusetts, certain equipment relating to the IQstream Business and an investment in a private company in India, for possible distribution to our stockholders. There can be no assurance as to the amount of consideration the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur. Subject to uncertainties inherent in the winding up of the Company’s business, the Company may make one or more liquidating distributions following the liquidation to cash of our non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders, and no assurance can be given that the distributions will equal or exceed our estimate of net assets presented in the Consolidated Statement of Net Assets.

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

In the opinion of management, the accompanying financial data reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of net assets. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements. Actual results could differ from these estimates.

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

The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Dissolution. The actual values and costs associated with carrying out the Plan of Dissolution may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. In particular, the estimates of costs will vary with the length of time necessary to complete the Dissolution process and to resolve any claims. Accordingly, it is not possible to predict the timing or aggregate amount of any additional liquidating distributions to stockholders, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the accompanying Consolidated Statement of Net Assets.

For the three months ended April 26, 2014, the Company adjusted its estimate of the net realizable value of assets and its estimated settlement amounts of liabilities. The result of these changes was a net increase to net assets of $0.39 million. The net realizable value of assets increased by $0.3 million as a result of the sale of the IQstream Patents, which was consummated on May 22, 2014. The Company also decreased its reserve for estimated costs during the Dissolution period by $0.09 million. The decrease was primarily related to lower than expected costs for professional fees associated with wind down activities.

For the nine months ended April 26, 2014, the Company adjusted its estimate of the net realizable value of assets and its estimated settlement amounts of liabilities. The result of these changes was a net increase to net assets of $3.36 million. The net realizable value of assets increased by $3.46 million as a result of the sale of the IBM Patents for $2.0 million, the sale of the IQstream Patents for $0.3 million, the determination by a neutral accountant that certain disputed amounts were for the account of the Company under the Asset Sale Agreement for $1.11 million, and a $0.05 million increase in other assets.

For the nine months ended April 26, 2014, the Company also increased its reserve for estimated costs during the Dissolution period by $0.1 million. The increase was primarily related to additional compensation and consulting costs expected to be incurred as a result of certain wind down activities taking longer to complete than originally anticipated. The increase to compensation costs was offset in part by a reduction in estimated professional fees and other expenses associated with wind down activities.

The Company accrued estimated costs expected to be incurred in carrying out the Plan of Dissolution. Under Delaware law, the Dissolution period will last for a minimum of three years from the filing of the Certificate of Dissolution. The Company was required to make certain estimates and exercise judgment in determining the accrued costs of liquidation as of April 26, 2014 and July 31, 2013.

The table below summarizes the reserve for estimated costs during the Dissolution period as of April 26, 2014 and July 31, 2013 (in thousands):

	April 26, 2014	July 31, 2013
Compensation	$1,262	$2,396
Professional fees	1,062	2,637
Other expenses associated with wind down activities	1,314	1,970
Insurance	165	1,333

	$3,803	$8,336

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

3. Cash Equivalents and Marketable Securities

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. As of April 26, 2014 and July 31, 2013, the Company did not have any short-term or long-term investments. As of April 26, 2014 and July 31, 2013, aggregate cash and cash equivalents consisted of (in thousands):

April 26, 2014:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$19,539	$—	$—	$19,539

Total	$19,539	$—	$—	$19,539

July 31, 2013:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$21,041	$—	$—	$21,041

Total	$21,041	$—	$—	$21,041

4. Income Taxes

The Company is currently open to audit under statutes of limitation by the Internal Revenue Service, various foreign jurisdictions and various state jurisdictions for the fiscal years ended July 31, 2007 through July 31, 2013. However, limited adjustments can be made to federal and state tax returns in earlier years resulting in a reduction of net operating loss carryforwards.

As of April 26, 2014 and July 31, 2013, the Company had a liability of $1.8 million and $1.7 million, respectively, for taxes, interest and penalties for unrecognized tax benefits related to various foreign income tax matters. If recognized, the entire amount would impact the Company’s effective tax rate. As of April 26, 2014 and July 31, 2013, the Company had $0.6 million and $0.5 million, respectively, accrued for interest and penalties related to uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international and state income taxes. This liability is subject to change, perhaps materially. The Company does not believe the liability will change materially during fiscal year 2014. However, it is reasonably possible this liability will be reduced between $0.2 million and $0.4 million in fiscal year 2015.

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

The complaint sought (1) judgment in favor of the Company in the amount of $0.9 million, together with interest accrued, with respect to reimbursement for the Company’s operation of Sycamore Networks (Shanghai) Co. Ltd. (“Sycamore Shanghai”) for the benefit of Buyer during the period from the Asset Sale until the receipt of regulatory approval for the transfer of Sycamore Shanghai to Buyer, (2) declaratory judgment that cash in the amount of $0.35 million remaining in the accounts of subsidiaries of the Company transferred to Buyer in the Asset Sale are excluded assets under the terms of the Asset Sale Agreement and, accordingly, belong to the Company and (3) declaratory judgment that Buyer’s assertion that a $1.1 million decrease in the calculation of net working capital is necessary was untimely because it was made after the expiration of the forty-five day time period set forth in the Asset Sale Agreement.

In connection with such litigation, on May 28, 2013, the Company, Buyer and the Marlin Parties reached an agreement pursuant to which (1) the Company agreed to dismiss the pending litigation without prejudice, (2) Buyer paid certain undisputed amounts of $1.7 million owed to the Company and (3) the parties agreed to submit the remaining issues relating to amounts in dispute of $1.45 million to arbitration for resolution by a neutral accountant. The matters in dispute were resolved by the neutral accountant in favor of the Company in the amount of $1.11 million, which included reimbursement for a portion of the fees and expenses paid to the neutral accountant. On March 5, 2014, the Company received the $1.11 million payment from Buyer and, on March 10, 2014, we dismissed the Delaware Litigation with prejudice.

Guarantees

As of April 26, 2014, the Company’s guarantees requiring disclosure consist of its indemnification obligations as set forth in the Asset Sale Agreement, indemnification for other claims and indemnification for officers and directors.

In connection with the closing of the Asset Sale and as set forth in the Asset Sale Agreement, the Company agreed to indemnify Buyer and certain of its related parties for any damages arising out of any breach of any of our representations or warranties or failure to perform any of our covenants or agreements in the Asset Sale Agreement, our failure to fully or timely pay, satisfy or perform any retained liabilities or our failure to pay any taxes associated with the assets and subsidiaries being sold for periods prior to the closing date of the Asset Sale, including any capital gain or corporate income taxes resulting from the transfer of our China subsidiary. The Company’s aggregate indemnification liability for breaches of representations or warranties was limited to $2.81 million. On January 31, 2014, all surviving representations and warranties under the Asset Sale Agreement expired without Buyer asserting any indemnification claims against the Company. Accordingly, the Company has not recorded, nor does it expect to record, any liability in connection with those obligations.

Prior to the Asset Sale and the Dissolution, in the normal course of business, the Company also agreed to indemnify other parties, including customers, lessors and parties to other transactions with the Company with respect to certain matters. Historically, payments made by the Company under these agreements had not had a material impact on the Company’s operating results or financial position. Furthermore, most of these obligations were assumed by Buyer in connection with the Asset Sale. Accordingly, the Company has not recorded a liability for these agreements as of April 26, 2014 or July 31, 2013, as the Company believes the exposure for any related payments is not material.

We have entered into our standard form of indemnification agreement with each of our directors and executive officers, which is in addition to the indemnification provided for in our amended and restated certificate of incorporation, as amended. The Plan of Dissolution also provides that we continue to indemnify our directors and executive officers in accordance with such agreements and our amended and restated certificate of incorporation, as amended. The indemnification agreements, among other things, provide for indemnification of our directors and executive officers for a number of expenses, including attorneys’ fees and other related expenses, as well as certain judgments, fines, penalties and settlement amounts incurred by any such person in any action, suit or proceeding, including any action by or in the right of the Company, arising out of such person’s service as a director or executive officer of the Company or any other company or enterprise to which the person provided services at our request. The Company did not incur any expense under these arrangements during the first nine months of fiscal year 2014 or during fiscal year 2013. Due to the Company’s inability to estimate liabilities in connection with these agreements, if and when they might be incurred, the Company has not recorded any liability for these agreements as of April 26, 2014 or July 31, 2013. During the Dissolution period, we intend to continue to indemnify each of our current and former directors and executive officers to the extent permitted under Delaware law, our amended and restated certificate of incorporation, as amended, and the indemnification agreements. The Company has also continued to maintain directors’ and officers’ insurance coverage since the filing of the Certificate of Dissolution, and intends to maintain such coverage through the Dissolution period.

6. Fair Value Measurements

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of Sycamore measured at fair value on a recurring basis as of April 26, 2014 are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	April 26, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash and Cash Equivalents	$19,539	$19,539	$—	$—

Total assets	$19,539	$19,539	$—	$—

Cash and Cash Equivalents

Cash and cash equivalents of $19.54 million consisting of cash and money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Cash and Cash Equivalents

Cash and cash equivalents of $21.04 million consisting of cash and money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

7. Subsequent events

On May 21, 2014, the Company entered into the IQstream Patent Sale Agreement, pursuant to which the Company agreed to sell the IQstream Patents for $0.3 million. The sale of the IQstream Patents was completed on May 22, 2014.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, we wish to caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including, without limitation, those risks and uncertainties included in Part II, “Item 1A. Risk Factors”, of this Quarterly Report on Form 10-Q and under the heading “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013, as filed with the SEC on October 18, 2013. The information discussed in this report should be read in conjunction with our Annual Report on Form 10-K and other reports we file from time to time with the SEC. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.

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

On October 23, 2012, the Company entered into an Asset Purchase and Sale Agreement (the “Asset Sale Agreement”) with Sunrise Acquisition Corp. (now known as Coriant America Inc.), a portfolio company of Marlin Equity Partners (“Buyer”), pursuant to which Buyer agreed to acquire substantially all of the assets (the “Asset Sale”) primarily related to the Intelligent Bandwidth Management Business, including inventory, fixed assets, accounts receivable, intellectual property rights (other than patents and patent applications), contracts, certain real estate leases, the Company’s subsidiaries in Shanghai, the Netherlands and Japan, and certain shared facilities and assets for $18.75 million in cash, subject to a working capital adjustment, and the assumption by Buyer of certain liabilities. The Company’s stockholders authorized the Asset Sale at a Special Meeting of Stockholders held on January 29, 2013 (the “Special Meeting”), and the Asset Sale was completed on January 31, 2013 (the transfer of the Company’s equity interests in its Shanghai subsidiary, which was subject to the receipt of government approval, occurred on March 25, 2013). Upon the closing of the Asset Sale, Buyer acquired substantially all of the Company’s operating assets relating to the Intelligent Bandwidth Management Business, including the Company’s accounts receivable, inventories and prepaid and other assets, and assumed most of the Company’s remaining current liabilities, including substantially all of the Company’s deferred revenue and accrued warranty obligations. On April 22, 2013, the Company commenced litigation against Buyer and certain of its affiliates with respect to certain amounts due under the Asset Sale Agreement (the “Delaware Litigation”). In connection with such litigation, on May 28, 2013, the Company and such parties reached an agreement pursuant to which (1) the Company agreed to dismiss the Delaware Litigation without prejudice, (2) Buyer paid certain undisputed amounts of $1.7 million owed to the Company and (3) the parties agreed to submit the remaining issues relating to amounts in dispute of $1.45 million to arbitration for resolution by a neutral accountant. The matters in dispute were resolved by the neutral accountant in favor of the Company in the amount of $1.11 million, which included reimbursement for a portion of the fees and expenses paid to the neutral accountant. On March 5, 2014, the Company received the $1.11 million payment from Buyer, and, on March 10, 2014, we dismissed the Delaware Litigation with prejudice. For additional information concerning this matter, see Note 5, “Commitments and Contingencies.”

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

On January 31, 2014, the Company entered into a Patent Sale Agreement with Dragon Intellectual Property, LLC (“Dragon”), pursuant to which the Company agreed to sell to Dragon for $2.0 million a portfolio of 40 patents and two patent applications, each related to the Intelligent Bandwidth Management Business (the “IBM Patents”). The sale of the IBM Patents was completed on February 28, 2014.

On May 21, 2014, the Company entered into a Patent Sale Agreement (the “IQstream Patent Sale Agreement”) with Citrix Systems, Inc. (“Citrix”), pursuant to which the Company agreed to sell for $0.3 million its portfolio of three United States patents, six United States patent applications and foreign patents and patent applications related to the IQstream Business (the “IQstream Patents”). The sale of the IQstream Patents was completed on May 22, 2014.

During the remainder of the Dissolution period, the Company will continue to pursue the liquidation to cash of its remaining non-cash assets, which primarily consist of approximately 102 acres of undeveloped land located in Tyngsborough, Massachusetts, certain equipment relating to the IQstream Business and an investment in a private company in India, for possible distribution to our stockholders. There can be no assurance as to the amount of consideration the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur. Subject to uncertainties inherent in the winding up of the Company’s business, the Company may make one or more liquidating distributions following the liquidation to cash of our non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders, and no assurance can be given that the distributions will equal or exceed our estimate of net assets presented in the Consolidated Statement of Net Assets.

Net Assets in Liquidation and Changes in Net Assets for the three and nine months ended April 26, 2014

For the three months ended April 26, 2014, the Company adjusted its estimate of the net realizable value of assets and its estimated settlement amounts of liabilities. The result of these changes was a net increase to net assets of $0.39 million. The net realizable value of assets increased by $0.3 million as a result of the sale of the IQstream

Patents, which was consummated on May 22, 2014. The Company also decreased its reserve for estimated costs during the Dissolution period by $0.09 million. The decrease was primarily related to lower than expected costs for professional fees associated with wind down activities.

For the nine months ended April 26, 2014, the Company adjusted its estimate of the net realizable value of assets and its estimated settlement amounts of liabilities. The result of these changes was a net increase to net assets of $3.36 million. The net realizable value of assets increased by $3.46 million as a result of the sale of the IBM Patents for $2.0 million, the sale of the IQstream Patents for $0.3 million, the determination by a neutral accountant that certain disputed amounts were for the account of the Company under the Asset Sale Agreement for $1.11 million, and a $0.05 million increase in other assets.

For the nine months ended April 26, 2014, the Company also increased its reserve for estimated costs during the Dissolution period by $0.1 million. The increase was primarily related to additional compensation and consulting costs expected to be incurred as a result of certain wind down activities taking longer to complete than originally anticipated. The increase to compensation costs was offset in part by a reduction in estimated professional fees and other expenses associated with wind down activities.

During the remainder of the Dissolution period, the Company will continue to pursue the liquidation to cash of its remaining non-cash assets, which primarily consist of approximately 102 acres of undeveloped land located in Tyngsborough, Massachusetts, certain equipment relating to the IQstream Business and an investment in a private company, for possible distribution to our stockholders. There can be no assurance as to the amount of consideration the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur. Subject to uncertainties inherent in the winding up of the Company’s business, the Company may make one or more liquidating distributions following the liquidation to cash of our non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount that will ultimately be distributed to stockholders, and no assurance can be given that the distributions will equal or exceed our estimate of net assets presented in the Consolidated Statement of Net Assets.

Critical Accounting Policies and Estimates

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013 describes the significant accounting estimates and policies used in the preparation of the financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies during the first nine months of fiscal 2014.

Liquidity and Capital Resources

Total cash, cash equivalents and investments were $19.54 million as of April 26, 2014 compared to $17.48 million as of January 25, 2014 and $21.04 million as of July 31, 2013.

Cash, cash equivalents and investments increased by $2.06 million during the three months ended April 26, 2014. The Company received $2.0 million from the sale of the IBM Patents, $1.11 million from Buyer in connection with the arbitration and $0.05 million from other assets. The Company paid $1.1 million in costs related to the Plan of Dissolution.

Cash, cash equivalents and investments decreased by $1.5 million during the nine months ended April 26, 2014. The Company paid $4.68 million in costs related to the Plan of Dissolution. The Company received $2.0 million from the sale of the IBM Patents, $1.11 million from Buyer in connection with the arbitration and $0.07 million from other assets.

On May 22, 2014, the Company completed the sale of the IQstream Patent Portfolio for $0.3 million to Citrix.

During the remainder of the Dissolution period, the Company will continue to pursue the liquidation to cash of its remaining non-cash assets, which primarily consist of approximately 102 acres of undeveloped land located in Tyngsborough, Massachusetts, certain equipment relating to the IQstream Business and our investment in a private company in India, for possible distribution to our stockholders. There can be no assurance as to the amount of consideration the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur.

Our primary source of liquidity comes from our cash and cash equivalents. We believe that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements through the Dissolution period. However, the Dissolution process involves substantial risks and uncertainties. Accordingly, the actual amount of cash remaining for distribution to stockholders following completion of the Dissolution could vary significantly from current estimates, and such risks and uncertainties could result in no excess cash available for distribution.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

The Company has no material operating leases or inventory or other purchase commitments.

In connection with the closing of the Asset Sale and as set forth in the Asset Sale Agreement, the Company agreed to indemnify Buyer and certain of its related parties for any damages arising out of any breach of any of our representations or warranties or failure to perform any of our covenants or agreements in the Asset Sale Agreement, our failure to fully or timely pay, satisfy or perform any retained liabilities or our failure to pay any taxes associated with the assets and subsidiaries being sold for periods prior to the closing date of the Asset Sale, including any capital gain or corporate income taxes resulting from the transfer of our China subsidiary. The Company’s aggregate indemnification liability for breaches of representations or warranties was limited to $2.81 million. On January 31, 2014, all surviving representations and warranties under the Asset Sale Agreement expired without Buyer asserting any indemnification claims against the Company. Accordingly, the Company has not recorded, nor does it expect to record, any liability in connection with those obligations.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 26, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

Changes in Internal Control over Financial Reporting. During the quarter ended April 26, 2014, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The complaint sought (1) judgment in favor of the Company in the amount of approximately $0.9 million, together with interest accrued, with respect to reimbursement for the Company’s operation of Sycamore Networks (Shanghai) Co. Ltd. (“Sycamore Shanghai”) for the benefit of Buyer during the period from the Asset Sale until the receipt of regulatory approval for the transfer of Sycamore Shanghai to Buyer, (2) declaratory judgment that cash in the amount of $0.35 million remaining in the accounts of subsidiaries of the Company transferred to Buyer in the Asset Sale are excluded assets under the terms of the Asset Sale Agreement and, accordingly, belong to the Company and (3) declaratory judgment that Buyer’s assertion that a $1.1 million decrease in the calculation of net working capital is necessary was untimely because it was made after the expiration of the forty-five day time period set forth in the Asset Sale Agreement.

In connection with such litigation, on May 28, 2013, the Company, Buyer and the Marlin Parties reached an agreement pursuant to which (1) the Company agreed to dismiss the pending litigation without prejudice, (2) Buyer paid certain undisputed amounts of $1.7 million owed to the Company and (3) the parties agreed to submit the remaining issues relating to amounts in dispute of $1.45 million to arbitration for resolution by a neutral accountant. The matters in dispute were resolved by the neutral accountant in favor of the Company in the amount of $1.11 million, which included reimbursement for a portion of the fees and expenses paid to the neutral accountant. On March 5, 2014, the Company received the $1.11 million payment from Buyer and, on March 10, 2014, we dismissed the Delaware Litigation with prejudice.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed below, which have been updated from the risk factors included in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013, as filed with the SEC on October 18, 2013, to reflect the Company’s progress in the liquidation of its assets and the resolution of the Delaware Litigation. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

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

Any final liquidating distributions could also be delayed due to other factors, including, without limitation:

•	if we become a party to lawsuits or other claims asserted by or against us, including any claims or litigation arising in connection with our decision to liquidate and dissolve or with respect to our indemnification or other obligations under the Asset Sale Agreement;

•	if we are unable to liquidate our remaining non-cash assets, or such liquidation takes longer than expected;

•	if we are unable to resolve any claims with creditors or third parties, or if such resolutions take longer than expected; or

•	if we are unable to reduce our public company reporting requirements under the Exchange Act during the Dissolution period.

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

We may experience difficulties identifying, analyzing or consummating alternatives with respect to our remaining non-cash assets and any such alternatives may not achieve desired results.

The Company’s non-cash assets primarily consist of approximately 102 acres of undeveloped land located in Tyngsborough, Massachusetts, certain equipment relating to the IQstream Business and an investment in a private company in India. While we continue to pursue the sale or monetization of these assets in accordance with the Plan of Dissolution, we cannot provide any assurance that we will be able to successfully sell these assets or identify suitable third parties for any such transactions. Even if we identify suitable third parties, we may not be able to successfully negotiate or consummate a transaction on attractive terms and conditions for such sales, including attractive pricing. There can be no assurance as to the amount of consideration the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur. Furthermore, the pursuit of any such transaction may require the expenditure of substantial legal and other fees, which may be incurred whether or not a transaction is consummated. Any decision we make regarding our options will necessarily involve risks and uncertainties and present challenges in implementation. As a result, pursuit of any such options may not lead to increased stockholder value and, whether or not we pursue any available options, the amounts available for distribution to the Company’s stockholders may decrease.

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

In connection with the Plan of Dissolution, we may establish a contingency reserve designed to satisfy any additional claims and obligations that may arise. Any contingency reserve may not be adequate to cover all of our claims and obligations. Under the DGCL, if we fail to create an adequate contingency reserve for payment of our claims and obligations during the three-year period after the filing of the Certificate of Dissolution, each stockholder could be held liable for payment to our creditors of the lesser of (i) such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve and (ii) the amounts previously received by such stockholder in the Dissolution from us and from any liquidating trust or trusts. Accordingly, in such event, a stockholder could be required to return part or all of the liquidating distributions previously made to such stockholder, and a stockholder could receive nothing from us under the Plan of Dissolution. In addition, although the Board determined that all amounts distributed to our stockholders prior to the filing of the Certificate of Dissolution were (or will be when declared) appropriately paid out of surplus as defined under the DGCL and otherwise not required to satisfy liabilities to our creditors, to the extent that the contingency reserve is determined to be inadequate for payment of our claims and obligations, and it is further determined that the Board’s determination was incorrect at the time of the declaration of such distributions, it is possible that creditors could seek to recoup such amounts from our stockholders. Moreover, if a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a situation in which a stockholder may incur a net tax cost if the repayment of the amount previously distributed does not cause a commensurate reduction in taxes payable in an amount equal to the amount of the taxes paid on amounts previously distributed.

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

Following the suspension of trading of the Common Stock, shares of our Common Stock held in street name with brokers have been trading in the over-the-counter market on the Pink Sheets, an electronic bulletin board established for unlisted securities, under the symbol “SCMR.PK”. The Company has been informed that the Common Stock has been trading under “due-bill” contractual obligations between the seller and purchaser of the stock, who negotiate and rely on themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares. Such trading has reduced the market liquidity of the Common Stock. As a result, investors may find it more difficult to dispose of, or obtain accurate quotations for the price of, the Common Stock, if they are able to trade the Common Stock at all. Liquidity in the Company’s shares may be further reduced if and when the Company announces the sale of one or more of its remaining assets, the resolution of any outstanding claims or disputes, or liquidating distributions.

The market price of the Common Stock has been, and is likely to continue to be, subject to significant price volatility.

Trading in the Common Stock is inherently risky and highly speculative and the market for our stock is highly illiquid. The only value associated with our shares is the right to receive further distributions as part of the liquidation process. Because of the difficulty in estimating the amount and timing of the liquidating distributions, and due to the other risk factors discussed herein, the Common Stock may be subject to significant volatility and may trade above or below the amount of any liquidating distribution(s) that may be made.

We may seek to reduce our public company reporting requirements, which could substantially reduce publicly available information about the Company.

We remain subject to the applicable reporting requirements of the Exchange Act. Compliance with such reporting requirements is economically burdensome, and we are evaluating available options to reduce these expenses, including seeking any relief that may be available from the reporting requirements under the Exchange Act; however, no assurances can be given as to whether we will be able to reduce these expenses or as to the timing of any such reduction. Until such time as we are able to reduce or eliminate our reporting requirements under the Exchange Act, we will continue to incur significant costs in complying with our reporting obligations. If we are able to reduce our reporting obligations, we anticipate that we would continue to file Current Reports on Form 8-K to disclose material events relating to the Dissolution, along with certain other reports that the SEC might require. However, we would not expect to continue to file Quarterly Reports on Form 10-Q or Annual Reports on Form 10-K, which could reduce substantially the amount of public information regarding the Company available to our stockholders.

If we are unable to retain key personnel, our ability to successfully complete the wind down may be harmed.

Our ability to successfully implement the Plan of Dissolution is partially dependent upon our ability to retain our remaining personnel. As of April 26, 2014, the Company had two employees. The retention of qualified personnel is difficult under present circumstances, and while we have offered our key personnel certain financial incentives to remain with the Company, there is no legal obligation that would require those individuals to do so. Failure to retain these personnel could harm the implementation of the Plan of Dissolution. In the event we are unable to retain key personnel, we may be required to engage outside consultants to perform their duties or hire employees at a premium salary to perform certain key functions and day-to-day tasks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not: (1) publicly announced any programs to repurchase, or repurchased, any shares of Common Stock; or (2) sold, within the last three years, Company securities that were not registered under the Securities Act of 1933, as amended.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibits:

(a) List of Exhibits

Number	Exhibit Description

2.1	Asset Purchase and Sale Agreement, dated October 23, 2012, by and between Sycamore Networks, Inc. and Sunrise Acquisition Corp. (8)

2.2	Plan of Complete Liquidation and Dissolution adopted by the Board of Directors of Sycamore Networks, Inc. on October 22, 2012 (9)

2.3	Patent Sale Agreement, dated January 31, 2014, by and between Dragon Intellectual Property, LLC and Sycamore Networks, Inc. (12)

2.4	Patent Sale Agreement, dated May 21, 2014, by and between Citrix Systems, Inc. and Sycamore Networks, Inc. (13)

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (6)

3.5	Amended and Restated By-Laws of the Company (4)

4.1	Specimen common stock certificate (7)

4.2	See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (1)(2)(3)(6)

4.3	Certificate of Dissolution, as filed by Sycamore Networks, Inc. with the Secretary of State of the State of Delaware on March 7, 2013 (10)

10.1	Form of Change of Control Agreement (5)

10.2	Services Consulting Agreement, dated December 20, 2013, by and between Sycamore Networks, Inc. and Alan R. Cormier (11)

10.3	Retention Bonus Agreement, dated April 15, 2013, by and between Sycamore Networks, Inc. and David Guerrera (11)

10.4	Severance Pay Agreement, dated April 15, 2013, by and between Sycamore Networks, Inc. and David Guerrera (11)

10.5	Form of Indemnification Agreement (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 1999 filed with the Securities and Exchange Commission on December 13, 1999.

(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630) filed with the Securities and Exchange Commission on February 17, 2000.
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Securities and Exchange Commission on November 28, 2007.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2008.
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009.
(7)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010 filed with the Securities and Exchange Commission on September 24, 2010.
(8)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(9)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2012 filed with the Securities and Exchange Commission on November 29, 2012.
(10)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013.
(11)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2013.
(12)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2014.
(13)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2014.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sycamore Networks, Inc.

/s/ Anthony J. Petrillo

Anthony J. Petrillo
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: June 5, 2014