Form 10-K
period 2014-07-31
SYCAMORE NETWORKS INC
filed 2014-10-27
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

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

300 Brickstone Square, Suite 201

Andover, Massachusetts 01810

(Address of principal executive office)

(978) -662-5245

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 25, 2014 was approximately $12,012,497.

As of October 7, 2014 there were 28,882,093 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

The Company incorporated under the laws of the State of Delaware on February 17, 1998 and shipped its first product in May 1999. Our principal executive offices are located at 300 Brickstone Square, Suite 201, Andover, Massachusetts 01810. Our telephone number is (978) 662-5245, and our website address is www.scmrinc.com.

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K with the U.S. Securities and Exchange Commission (the “SEC”). These reports, any amendments to these reports, proxy and information statements and certain other documents we file with the SEC are available through the SEC’s website at www.sec.gov or free of charge on our website as soon as reasonably practicable after we file the documents with the SEC. The public may also read and copy these reports and any other materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

On October 23, 2012, the Company entered into an Asset Purchase and Sale Agreement (the “Asset Sale Agreement”) with Sunrise Acquisition Corp. (now known as Coriant America Inc.), a portfolio company of Marlin Equity Partners (“Buyer”), pursuant to which Buyer agreed to acquire substantially all of the assets (the “Asset Sale”) primarily related to the Intelligent Bandwidth Management Business, including inventory, fixed assets, accounts receivable, intellectual property rights (other than patents and patent applications), contracts, certain real estate leases, the Company’s subsidiaries in Shanghai, the Netherlands and Japan, and certain shared facilities and assets for $18.75 million in cash, subject to a working capital adjustment, and the assumption by Buyer of certain liabilities. The Company’s stockholders authorized the Asset Sale at a Special Meeting of Stockholders held on January 29, 2013 (the “Special Meeting”), and the Asset Sale was completed on January 31, 2013 (the transfer of the Company’s equity interests in its Shanghai subsidiary, which was subject to the receipt of government approval, occurred on March 25, 2013). Upon the closing of the Asset Sale, Buyer acquired substantially all of the Company’s operating assets relating to the Intelligent Bandwidth Management Business, including the Company’s accounts receivable, inventories and prepaid and other assets, and assumed most of the Company’s remaining current liabilities, including substantially all of the Company’s deferred revenue and accrued warranty obligations. On April 22, 2013, the Company commenced litigation against Buyer and certain of its affiliates with respect to certain amounts due under the Asset Sale Agreement (the “Delaware Litigation”). In connection with such litigation, on May 28, 2013, the Company and such parties reached an agreement pursuant to which (1) the Company agreed to dismiss the Delaware Litigation without prejudice, (2) Buyer paid certain undisputed amounts of $1.69 million owed to the Company and (3) the parties agreed to submit the remaining issues relating to amounts in dispute of $1.45 million to arbitration for resolution by a neutral accountant. The matters in dispute were resolved by the neutral accountant in favor of the Company in the amount of $1.11 million, which included reimbursement for a portion of the fees and expenses paid to the neutral accountant. On March 5, 2014, the Company received the $1.11 million payment from Buyer, and, on March 10, 2014, we dismissed the Delaware Litigation with prejudice. For additional information concerning this matter, see Note 12, “Commitments and Contingencies.”

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

As a result of the completion of the Asset Sale and the Company’s previously announced halting of further development and marketing in connection with the IQstream Business, the Company no longer has any operating assets or revenue. Since the filing of the Certificate of Dissolution, the Company has been operating in accordance with the Plan of Dissolution, which contemplates an orderly wind down of the Company’s business, including the sale or monetization of the Company’s remaining non-cash assets and the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims. As of July 31, 2014, the Company had two remaining employees.

During fiscal 2014, the Company completed the sale of its patent portfolios. On February 28, 2014, the Company completed the sale of its portfolio of 40 patents and two patent applications related to the Intelligent Bandwidth Management Business (the “IBM Patents”) for $2.0 million to Dragon Intellectual Property, LLC. On May 22, 2014, the Company completed the sale of its portfolio of three United States patents, six United States patent applications and certain foreign patents and patent applications related to the IQstream Business (the “IQstream Patents”) for $0.3 million to Citrix Systems, Inc.

The Company is continuing to pursue the sale of its remaining non-cash assets, which primarily consist of (1) approximately 102 acres of undeveloped land located in Tyngsborough, Massachusetts (the “Tyngsborough Land”), (2) certain technology and equipment relating to the IQstream Business and (3) the Company’s investment in Tejas Networks India Private Limited (“Tejas”), a private company in India that provides optical transport solutions to telecommunications carriers. Following the sale of the IQstream Patents, the Company has continued to pursue the sale of certain technology and equipment relating to the IQstream Business; however, the Company does not presently expect to receive any additional material consideration for its remaining IQstream assets. In addition, given the illiquid nature of the Company’s investment in Tejas and certain other factors negatively impacting the value of the Company’s investment in Tejas, the Company does not presently expect to receive any material consideration in connection with any disposition of its Tejas investment.

During the fourth quarter of fiscal 2014, the Company received notice of a potential betterment fee that could be assessed against the Tyngsborough Land in connection with a public sewer project proposed by the Town of Tyngsborough (the “Potential Betterment Assessment”). On October 2, 2014, the sewer commission of the Town of Tyngsborough provided the Company with an estimate of the potential betterment fee relating to the Tyngsborough Land in the amount of approximately $3.47 million. At a Special Town Meeting held on October 8, 2014, the Town of Tyngsborough voted against proceeding with the sewer project. Although the Town of Tyngsborough voted against proceeding with the sewer project at this time, the Company cannot provide any assurance that the Town of Tyngsborough will not pursue a similar project in the future, nor can the Company provide any assurance as to the impact of such a project on the value of the Tyngsborough Land.

On October 10, 2014, the Company entered into a Purchase and Sale Agreement relating to the Tyngsborough Land (the “Purchase Agreement”) with Princeton Tyngsborough Commons, LLC (“Tyngsborough Commons”) for a total purchase price of $2.5 million. Of the total purchase price, $50,000 has been deposited with an escrow agent as a nonrefundable deposit to be credited to the purchase price at closing, and an additional $50,000 will be deposited with the escrow agent on or before December 1, 2014 as a nonrefundable deposit to be credited towards the purchase price. The Purchase Agreement contains customary provisions relating to, among other things, the condition of the title to the Tyngsborough Land, environmental conditions, representations and warranties, obligations of the parties prior to closing and apportionment of taxes. The Company’s representations and warranties and obligations under the Purchase Agreement will survive the closing for a period of six months, and under no circumstances will the Company be liable to Tyngsborough Commons for more than $75,000 in the aggregate for any breaches of such representations and warranties or obligations. If the closing occurs, Tyngsborough Commons will be solely responsible for any and all costs related to the Potential Betterment Assessment. In addition, following the closing, Tyngsborough Commons intends to sell a portion of the Tyngsborough Land to a third party buyer. In no event will the Company be bound by the terms of any agreement with respect to such sale, provided that, in the event Tyngsborough Commons fails to fulfill its obligations under the Purchase Agreement, the Company may in its sole discretion require an assignment to the Company of Tyngsborough Commons’s rights under any such agreement.

The Company currently expects to complete the sale on or about December 31, 2014 (unless an earlier date is agreed upon by the Company and Tyngsborough Commons), subject to Tyngsborough Commons’s right, in its sole discretion and subject to the payment of an additional nonrefundable deposit in the amount of $100,000, to extend the closing date to February 27, 2015. The Company is entitled to terminate the Purchase Agreement if the closing does not take place on or before February 27, 2015 (or if the closing does not occur by December 31, 2014, if Tyngsborough Commons has failed to pay the additional deposit). The closing of the sale is subject to certain conditions and obligations of the parties prior to closing, some of which are outside of the Company’s control and, accordingly, there can be no assurance when or if such closing will occur. If the Purchase Agreement is terminated, there can be no assurance of when, if ever, the Company will be able to sell the Tyngsborough Land. The inability to sell the Tyngsborough Land may delay the completion of the Company’s liquidation and related distributions to its stockholders.

On July 29, 2014, the Company paid a liquidating cash distribution to stockholders of $0.24 per share of Common Stock, or $6.93 million in the aggregate. The Board declared this distribution after the Delaware Court of Chancery, on July 2, 2014, granted the Company’s petition for a determination, among other things, that approximately $6.2 million is sufficient to be retained by the Company for anticipated wind down costs and expenses and an additional $6.5 million is sufficient to be retained by the Company for contingent and unknown liabilities and other possible charges and expenses. In accordance with the petition, any portion of these amounts that is not required to cover wind down costs, charges, expenses or liabilities may be distributed from time to time to the Company’s stockholders in the discretion of the Board in accordance with its fiduciary duties.

On October 21, 2014, Robert E. Donahue tendered his resignation from the Board, effective as of the close of business on October 27, 2014. The resignation was not due to any disagreement with the Company on any matter. Following the acceptance of Mr. Donahue’s resignation, the Board elected David Guerrera, the Company’s current President, General Counsel and Secretary, to serve as a Class I director to fill the vacancy created by Mr. Donahue’s resignation, effective immediately following the effectiveness of the resignation of Mr. Donahue. Mr. Guerrera will not receive any additional compensation for his service as a director.

Until the completion of the Dissolution, the Company will continue to pursue the liquidation to cash of its remaining non-cash assets for possible distribution to our stockholders. There can be no assurance as to the amount of consideration the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur. Subject to uncertainties inherent in the winding up of the Company’s business, the Company may make one or more additional liquidating distributions following the liquidation to cash of our non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders, and no assurance can be given that the distributions will equal or exceed our estimate of net assets presented in the Company’s Consolidated Statement of Net Assets included in this Annual Report on Form 10-K for the year ended July 31, 2014. The Company will continue to analyze its estimates of liquidation expenses on an ongoing basis, and determine whether further distributions of assets to its stockholders are appropriate at such times.

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

Under the General Corporation Law of the State of Delaware (the “DGCL”), the Dissolution period and the Company’s corporate existence will continue for at least three years from the date we filed the Certificate of Dissolution. Subject to uncertainties inherent in the winding up of our business, we expect to make one or more liquidating distributions during the Dissolution period. No assurances can be made as to the ultimate amounts to be distributed or the timing of any liquidating distributions, the amount of which is subject to our covering wind-down costs, charges, expenses and liabilities, as well as our ability to dispose of the Company’s remaining non-cash assets.

Any final liquidating distributions could also be delayed or diminished due to other factors, including, without limitation:

•	if we become a party to lawsuits or other claims asserted by or against us, including any claims or litigation arising in connection with our decision to liquidate and dissolve;

•	if we are unable to liquidate our remaining non-cash assets, including the Tyngsborough Land and our investment in Tejas, or such liquidation takes longer than expected;

•	if we are unable to resolve any claims with creditors or third parties, or if such resolutions take longer than expected; or

•	if we are unable to reduce our public company reporting requirements under the Exchange Act during the Dissolution period.

Any of the foregoing could delay or substantially diminish the amount available for distribution to our stockholders. In addition, under the DGCL, certain claims and demands may be asserted against us at any time during the three year wind down period. Accordingly, we expect to continue to maintain insurance coverage and may set aside a reasonable amount of cash or other assets as a contingency reserve to satisfy claims against and obligations of the Company that may arise during the remainder of the wind down period. As a result of these factors, we may retain for distribution at a later date some or all of the estimated amounts that we expect to distribute to our stockholders as part of the liquidation process.

The amount available for distribution to our stockholders could be reduced if our expectations regarding our wind down costs are inaccurate.

Claims, liabilities and expenses from operations (such as administrative costs, salaries, directors’ and officers’ insurance, federal and state income taxes, business and local taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred as we seek to wind down our business. Our expectations regarding our expenses may be inaccurate. Any unexpected claims, liabilities or expenses, or any claims, liabilities or expenses that exceed our current estimates, could reduce the amount of cash available for ultimate distribution to our stockholders. Any such payments will reduce the assets available for distribution to our stockholders. If available cash and amounts received in sales of our remaining non-cash assets together with any cash on hand are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to make any further liquidating distributions to our stockholders.

We may experience difficulties identifying, analyzing or consummating alternatives with respect to our remaining non-cash assets and any such alternatives may not achieve desired results.

The Company’s non-cash assets primarily consist of the Tyngsborough Land, certain technology and equipment relating to the IQstream Business and our investment in Tejas. While we continue to pursue the sale or monetization of these assets in accordance with the Plan of Dissolution and have entered into the Purchase Agreement for the sale of the Tyngsborough Land, we cannot provide any assurance that we will be able to successfully sell these assets or identify suitable third parties for any such transactions. The closing of the sale of the Tyngsborough Land is subject to certain conditions and obligations of the parties to the Purchase Agreement prior to closing, some of which are outside of the Company’s control and, accordingly, there can be no assurance when or if such closing will occur. If the Purchase Agreement is terminated, there can be no assurance of when, if ever, the Company will be able to sell the Tyngsborough Land. The inability to sell the Tyngsborough Land may delay the completion of the Company’s liquidation and related distributions to its stockholders. Even if we identify suitable third parties for transactions to sell our remaining non-cash assets, we may not be able to successfully negotiate or consummate a transaction on attractive terms and conditions for such sales, including attractive pricing. There can be no assurance as to the amount of consideration the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur. Furthermore, our pursuit of any such transaction may result in our incurring substantial legal and other fees, whether or not a transaction with respect to any particular asset is ultimately consummated. There are also certain actual and potential costs associated with the continued retention of these assets, such as property taxes owed and the Potential Betterment Assessment in the case of the Tyngsborough Land. Any decision we make regarding our options will necessarily involve risks and uncertainties and present challenges in implementation. As a result, pursuit of any such options may not lead to increased stockholder value and, whether or not we pursue any available options, the amounts available for distribution to the Company’s stockholders may decrease during the wind down period.

Our stockholders may be liable to our creditors for part or all of the amount received from us in our liquidating distributions if reserves are inadequate.

On July 2, 2014, the Delaware Court of Chancery granted the Company’s petition for a determination, among other things, that approximately $6.2 million is sufficient to be retained by the Company for anticipated wind down costs and expenses and an additional $6.5 million is sufficient to be retained by the Company for contingent and unknown liabilities, including any additional claims and obligations that may arise. However, this amount may not be adequate to cover all of our claims and obligations prior to the completion of the Dissolution. Under the DGCL, each stockholder could be held liable for claims against the Company, solely in respect of claims brought during the three year period after the filing of the Certificate of Dissolution, in an amount not to exceed the lesser of (i) such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve and (ii) the amounts previously received by such stockholder in the Dissolution from us and from any liquidating trust or trusts. Accordingly, in such event, a stockholder could be required to return part or all of the liquidating distributions previously made to such stockholder, and a stockholder could receive nothing from us under the Plan of Dissolution. In addition, although the Board determined that all amounts distributed to our stockholders prior to the filing of the Certificate of Dissolution were appropriately paid out of surplus as defined under the DGCL and otherwise not required to satisfy liabilities to our creditors, to the extent that the contingency reserve is determined to be inadequate for payment of our claims and obligations, and it is further determined that the Board’s determination was incorrect at the time of the declaration of such distributions, it is possible that creditors could seek to recoup such amounts from our stockholders. Moreover, if a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a situation in which a stockholder may incur a net tax cost if the repayment of the amount previously distributed does not cause a commensurate reduction in taxes payable in an amount equal to the amount of the taxes paid on amounts previously distributed.

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

Following the suspension of trading of the Common Stock, shares of our Common Stock held in street name with brokers have been trading in the over-the-counter market on the Pink Sheets, an electronic bulletin board established for unlisted securities, under the symbol “SCMR.PK”. The Company has been informed that the Common Stock has been trading under “due-bill” contractual obligations between the seller and purchaser of the stock, who negotiate and rely on themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares. As a result, investors may find it more difficult to dispose of, or obtain accurate quotations for the price of, the Common Stock, if they are able to trade the Common Stock at all. Liquidity in the Company’s shares may be further reduced if and when the Company announces the sale of one or more of its remaining non-cash assets, the resolution of any outstanding claims or disputes, or further liquidating distributions.

The market price of the Common Stock has been, and is likely to continue to be, subject to price volatility.

Trading in the Common Stock is inherently risky and highly speculative. The only value associated with our shares is the right to receive further distributions as part of the liquidation process. Because of the difficulty in estimating the amount and timing of the liquidating distributions, and due to the other risk factors discussed herein, the Common Stock may be subject to significant volatility and may trade above or below the amount of any liquidating distribution(s) that may be made.

We may seek to reduce our public company reporting requirements, which could substantially reduce publicly available information about the Company.

We remain subject to the applicable reporting requirements of the Exchange Act. Compliance with such reporting requirements is economically burdensome, and we are evaluating available options to reduce these expenses, including seeking any relief that may be available from the reporting requirements under the Exchange Act; however, no assurances can be given as to whether we will be able to reduce these expenses or as to the timing of any such reduction. Until such time as we are able to reduce or eliminate our reporting requirements under the Exchange Act, we will continue to incur significant costs in complying with our reporting obligations. If we reduce our reporting obligations, we anticipate that we would continue to file Current Reports on Form 8-K to disclose material events relating to the Dissolution, along with certain other reports that the SEC might require. However, we would not expect to continue to file Quarterly Reports on Form 10-Q or Annual Reports on Form 10-K, which could reduce substantially the amount of public information regarding the Company available to our stockholders.

If we are unable to retain key personnel, our ability to successfully complete the wind down may be harmed.

Our ability to successfully implement the Plan of Dissolution is partially dependent upon our ability to retain our remaining personnel. As of July 31, 2014, we had two remaining employees and continued to retain certain former employees in a consulting capacity to assist with the wind down. The retention of qualified personnel is difficult under present circumstances, and while we have offered our key personnel certain financial incentives to remain with the Company, there is no legal obligation that would require those individuals to do so. Failure to retain these personnel could harm the implementation of the Plan of Dissolution. In the event we are unable to retain key personnel, we may be required to engage other consultants to perform their duties or hire employees at a premium salary to perform certain key functions and day-to-day tasks.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

In September of 2014, the Company moved its principal executive offices to 300 Brickstone Square, Suite 201, Andover, Massachusetts 01810. We expect that this office space will be adequate to meet the Company’s needs through the completion of the Dissolution process.

We also own approximately 102 acres of undeveloped land in Tyngsborough, Massachusetts. For information on our efforts to sell this land, please see Part I, Item 1. “Business” of this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

On April 22, 2013, the Company filed a complaint in the Complex Commercial Litigation Division of the Superior Court of the State of Delaware against Buyer, Marlin Executive Fund III, L.P. and Marlin Equity III, L.P. (collectively with Buyer, the “Marlin Parties”) in connection with the Asset Sale (the “Delaware Litigation”). The complaint asserted claims for breach of contract against the Marlin Parties and for declaratory judgment against Buyer for certain amounts due to the Company under the Asset Sale Agreement and certain agreements related thereto.

The complaint sought (1) judgment in favor of the Company in the amount of approximately $0.89 million, together with interest accrued, with respect to reimbursement for the Company’s operation of Sycamore Networks (Shanghai) Co. Ltd. (“Sycamore Shanghai”) for the benefit of Buyer during the period from the Asset Sale until the receipt of regulatory approval for the transfer of Sycamore Shanghai to Buyer, (2) declaratory judgment that cash in the amount of $0.35 million remaining in the accounts of subsidiaries of the Company transferred to Buyer in the Asset Sale are excluded assets under the terms of the Asset Sale Agreement and, accordingly, belong to the Company and (3) declaratory judgment that Buyer’s assertion that a $1.11 million decrease in the calculation of net working capital is necessary was untimely because it was made after the expiration of the forty-five day time period set forth in the Asset Sale Agreement.

In connection with such litigation, on May 28, 2013, the Company, Buyer and the Marlin Parties reached an agreement pursuant to which (1) the Company agreed to dismiss the pending litigation without prejudice, (2) Buyer paid certain undisputed amounts of $1.69 million owed to the Company and (3) the parties agreed to submit the remaining issues relating to amounts in dispute of $1.45 million to arbitration for resolution by a neutral accountant. The matters in dispute were resolved by the neutral accountant in favor of the Company in the amount of $1.11 million, which included reimbursement for a portion of the fees and expenses paid to the neutral accountant. On March 5, 2014, the Company received the $1.11 million payment from Buyer and, on March 10, 2014, we dismissed the Delaware Litigation with prejudice.

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

There can be no assurance that the Common Stock will continue to be quoted on the Pink Sheets or any other service.

The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the Company’s common stock as reported by The NASDAQ Global Select Market for the periods prior to the filing of the Certificate of Dissolution and thereafter as listed on the Pink Sheets.

Fiscal year 2014:	High	Low
Fourth Quarter ended July 31, 2014	$0.66	$0.35
Third Quarter ended April 26, 2014	$0.60	$0.54
Second Quarter ended January 25, 2014	$0.59	$0.46
First Quarter ended October 26, 2013	$0.55	$0.46

Fiscal year 2013:	High	Low
Fourth Quarter ended July 31, 2013	$0.52	$0.38
Third Quarter ended April 27, 2013	$2.38	$0.36
Second Quarter ended January 26, 2013	$5.80	$2.19
First Quarter ended October 27, 2012	$15.69	$5.20

As of October 7, 2014, there were approximately 361 stockholders of record.

Dividend Policy

On October 11, 2012, the Company paid a special cash distribution to its stockholders of $10.00 per share of Common Stock, or $288.82 million in the aggregate. On November 12, 2012, the Company paid a special cash distribution to its stockholders of $2.00 per share of Common Stock, or $57.76 million in the aggregate. On December 20, 2012, the Company paid a special cash distribution to its stockholders of $0.50 per share of Common Stock, or $14.44 million in the aggregate. On February 28, 2013, the Company paid a special cash distribution to its stockholders of $1.81 per share of Common Stock, or $52.28 million in the aggregate. On July 29, 2014, the Company paid a liquidating distribution of $0.24 per share of Common Stock, or $6.93 million in the aggregate. Subject to uncertainties inherent in the winding up of the Company’s business, the Company may make one or more additional liquidating distributions following the liquidation to cash of its remaining non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distributions to stockholders involve substantial risks and uncertainties, as discussed above in “Item 1A. Risk Factors”. Accordingly, it is not possible to predict the timing or aggregate size of any amount which may ultimately be distributed to Company stockholders, and no assurance can be given that such distributions, if made, will equal or exceed the estimate of net assets presented in the Statement of Net Assets accompanying this Annual Report on Form 10-K.

Purchase of Equity Securities

The Company did not repurchase any of its equity securities during fiscal 2014 and has no current intention to do so in the future.

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

On October 23, 2012, the Company entered into an Asset Purchase and Sale Agreement (the “Asset Sale Agreement”) with Sunrise Acquisition Corp. (now known as Coriant America Inc.), a portfolio company of Marlin Equity Partners (“Buyer”), pursuant to which Buyer agreed to acquire substantially all of the assets (the “Asset Sale”) primarily related to the Intelligent Bandwidth Management Business, including inventory, fixed assets, accounts receivable, intellectual property rights (other than patents and patent applications), contracts, certain real estate leases, the Company’s subsidiaries in Shanghai, the Netherlands and Japan, and certain shared facilities and assets for $18.75 million in cash, subject to a working capital adjustment, and the assumption by Buyer of certain liabilities. The Company’s stockholders authorized the Asset Sale at a Special Meeting of Stockholders held on January 29, 2013 (the “Special Meeting”), and the Asset Sale was completed on January 31, 2013 (the transfer of the Company’s equity interests in its Shanghai subsidiary, which was subject to the receipt of government approval, occurred on March 25, 2013). Upon the closing of the Asset Sale, Buyer acquired substantially all of the Company’s operating assets relating to the Intelligent Bandwidth Management Business, including the Company’s accounts receivable, inventories and prepaid and other assets, and assumed most of the Company’s remaining current liabilities, including substantially all of the Company’s deferred revenue and accrued warranty obligations. On April 22, 2013, the Company commenced litigation against Buyer and certain of its affiliates with respect to certain amounts due under the Asset Sale Agreement (the “Delaware Litigation”). In connection with such litigation, on May 28, 2013, the Company and such parties reached an agreement pursuant to which (1) the Company agreed to dismiss the Delaware Litigation without prejudice, (2) Buyer paid certain undisputed amounts of $1.69 million owed to the Company and (3) the parties agreed to submit the remaining issues relating to amounts in dispute of $1.45 million to arbitration for resolution by a neutral accountant. The matters in dispute were resolved by the neutral accountant in favor of the Company in the amount of $1.11 million, which included reimbursement for a portion of the fees and expenses paid to the neutral accountant. On March 5, 2014, the Company received the $1.11 million payment from Buyer, and, on March 10, 2014, we dismissed the Delaware Litigation with prejudice. For additional information concerning this matter, see Note 12, “Commitments and Contingencies.”

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

As a result of the completion of the Asset Sale and the Company’s previously announced halting of further development and marketing in connection with the IQstream Business, the Company no longer has any operating assets or revenue. Since the filing of the Certificate of Dissolution, the Company has been operating in accordance with the Plan of Dissolution, which contemplates an orderly wind down of the Company’s business, including the sale or monetization of the Company’s remaining non-cash assets and the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims. As of July 31, 2014, the Company had two remaining employees.

During fiscal 2014, the Company completed the sale of its patent portfolios. On February 28, 2014, the Company completed the sale of its portfolio of 40 patents and two patent applications related to the Intelligent Bandwidth Management Business (the “IBM Patents”) for $2.0 million to Dragon Intellectual Property, LLC. On May 22, 2014, the Company completed the sale of its portfolio of three United States patents, six United States patent applications and certain foreign patents and patent applications related to the IQstream Business (the “IQstream Patents”) for $0.3 million to Citrix Systems, Inc.

The Company is continuing to pursue the sale of its remaining non-cash assets, which primarily consist of (1) approximately 102 acres of undeveloped land located in Tyngsborough, Massachusetts (the “Tyngsborough Land”), (2) certain technology and equipment relating to the IQstream Business and (3) the Company’s investment in Tejas Networks India Private Limited (“Tejas”), a private company in India that provides optical transport solutions to telecommunications carriers. Following the sale of the IQstream Patents, the Company has continued to pursue the sale of certain technology and equipment relating to the IQstream Business; however, the Company does not presently expect to receive any additional material consideration for its remaining IQstream assets. In addition, given the illiquid nature of the Company’s investment in Tejas and certain other factors negatively impacting the value of the Company’s investment in Tejas, the Company does not presently expect to receive any material consideration in connection with any disposition of its Tejas investment.

During the fourth quarter of fiscal 2014, the Company received notice of a potential betterment fee that could be assessed against the Tyngsborough Land in connection with a public sewer project proposed by the Town of Tyngsborough (the “Potential Betterment Assessment”). On October 2, 2014, the sewer commission of the Town of Tyngsborough provided the Company with an estimate of the potential betterment fee relating to the Tyngsborough Land in the amount of approximately $3.47 million. At a Special Town Meeting held on October 8, 2014, the Town of Tyngsborough voted against proceeding with the sewer project. Although the

Town of Tyngsborough voted against proceeding with the sewer project at this time, the Company cannot provide any assurance that the Town of Tyngsborough will not pursue a similar project in the future, nor can the Company provide any assurance as to the impact of such a project on the value of the Tyngsborough Land.

On October 10, 2014, the Company entered into a Purchase and Sale Agreement relating to the Tyngsborough Land (the “Purchase Agreement”) with Princeton Tyngsborough Commons, LLC (“Tyngsborough Commons”) for a total purchase price of $2.5 million. Of the total purchase price, $50,000 has been deposited with an escrow agent as a nonrefundable deposit to be credited to the purchase price at closing, and an additional $50,000 will be deposited with the escrow agent on or before December 1, 2014 as a nonrefundable deposit to be credited towards the purchase price. The Purchase Agreement contains customary provisions relating to, among other things, the condition of the title to the Tyngsborough Land, environmental conditions, representations and warranties, obligations of the parties prior to closing and apportionment of taxes. The Company’s representations and warranties and obligations under the Purchase Agreement will survive the closing for a period of six months, and under no circumstances will the Company be liable to Tyngsborough Commons for more than $75,000 in the aggregate for any breaches of such representations and warranties or obligations. If the closing occurs, Tyngsborough Commons will be solely responsible for any and all costs related to the Potential Betterment Assessment. In addition, following the closing, Tyngsborough Commons intends to sell a portion of the Tyngsborough Land to a third party buyer. In no event will the Company be bound by the terms of any agreement with respect to such sale, provided that, in the event Tyngsborough Commons fails to fulfill its obligations under the Purchase Agreement, the Company may in its sole discretion require an assignment to the Company of Tyngsborough Commons’s rights under any such agreement.

The Company currently expects to complete the sale on or about December 31, 2014 (unless an earlier date is agreed upon by the Company and Tyngsborough Commons), subject to Tyngsborough Commons’s right, in its sole discretion and subject to the payment of an additional nonrefundable deposit in the amount of $100,000, to extend the closing date to February 27, 2015. The Company is entitled to terminate the Purchase Agreement if the closing does not take place on or before February 27, 2015 (or if the closing does not occur by December 31, 2014, if Tyngsborough Commons has failed to pay the additional deposit). The closing of the sale is subject to certain conditions and obligations of the parties prior to closing, some of which are outside of the Company’s control and, accordingly, there can be no assurance when or if such closing will occur. If the Purchase Agreement is terminated, there can be no assurance of when, if ever, the Company will be able to sell the Tyngsborough Land. The inability to sell the Tyngsborough Land may delay the completion of the Company’s liquidation and related distributions to its stockholders.

On July 29, 2014, the Company paid a liquidating cash distribution to stockholders of $0.24 per share of Common Stock, or $6.93 million in the aggregate. The Board declared this distribution after the Delaware Court of Chancery, on July 2, 2014, granted the Company’s petition for a determination, among other things, that approximately $6.2 million is sufficient to be retained by the Company for anticipated wind down costs and expenses and an additional $6.5 million is sufficient to be retained by the Company for contingent and unknown liabilities and other possible charges and expenses. In accordance with the petition, any portion of these amounts that is not required to cover wind down costs, charges, expenses or liabilities may be distributed from time to time to the Company’s stockholders in the discretion of the Board in accordance with its fiduciary duties.

On October 21, 2014, Robert E. Donahue tendered his resignation from the Board, effective as of the close of business on October 27, 2014. The resignation was not due to any disagreement with the Company on any matter. Following the acceptance of Mr. Donahue’s resignation, the Board elected David Guerrera, the Company’s current President, General Counsel and Secretary, to serve as a Class I director to fill the vacancy created by Mr. Donahue’s resignation, effective immediately following the effectiveness of the resignation of Mr. Donahue. Mr. Guerrera will not receive any additional compensation for his service as a director.

Until the completion of the Dissolution, the Company will continue to pursue the liquidation to cash of its remaining non-cash assets for possible distribution to our stockholders. There can be no assurance as to the amount of consideration the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur. Subject to uncertainties inherent in the winding up of the Company’s business, the Company may make one or more additional liquidating distributions following the liquidation to cash of our non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders, and no assurance can be given that the distributions will equal or exceed our estimate of net assets presented in the Company’s Consolidated Statement of Net Assets included in this Annual Report on Form 10-K for the year ended July 31, 2014. The Company will continue to analyze its estimates of liquidation expenses on an ongoing basis, and determine whether further distributions of assets to its stockholders are appropriate at such times.

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

Liquidation Basis of Accounting

On March 24, 2013, the beginning of the fiscal month following the filing of the Certificate of Dissolution, the Company began reporting on a liquidation basis of accounting. Under the liquidation basis of accounting, assets are measured to reflect the estimated amount of cash or other consideration expected to be collected in settling or disposing of the assets. Liabilities are measured in accordance with the measurement provisions of Accounting Standard Codification Topics that otherwise apply. Additionally, the Company accrued estimated costs associated with carrying out the Plan of Dissolution. The measurement of assets and liabilities represent estimates, based on present facts and circumstances, of the realizable value of the assets and the costs associated with carrying out the Plan of Dissolution. The actual values and costs associated with carrying out the Plan of Dissolution may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events.

The table below summarizes the reserve for estimated costs during the Dissolution period as of July 31, 2014 and July 31, 2013 (in thousands):

	July 31, 2014	July 31, 2013
Compensation	$1,004	$2,396
Professional fees	1,154	2,637
Other expenses associated with wind down activities	1,010	1,970
Insurance	294	1,333

	$3,462	$8,336

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

Pursuant to the guidance of Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), when a sales arrangement contains multiple elements, particularly hardware products and related services, revenue is allocated to each element based on a selling price hierarchy, using a relative selling price allocation approach. The selling price for a deliverable was based on our vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”) if VSOE was not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE was available. The Company established VSOE for its services based on the price charged for each service element when sold separately. The Company was typically not able to determine TPE for its hardware products or services because the Company’s various product and service offerings contained a significant level of differentiation and, therefore, comparable pricing of competitors’ products and services with similar functionality could not be obtained. The Company determined BESP for products and services based on an assessment of multiple factors, including, but not limited to, pricing practices, customer classes and distribution channels. We then recognized revenue allocated to each deliverable in accordance with the four criteria identified above. Our multiple element arrangements typically included both products and services, with maintenance being the most common service element. Maintenance services were delivered over the contractual support period which varied in length, but typically was twelve months. In those limited instances where both hardware and stand-alone software products were included in a multiple element arrangement, the hardware and related services and the software and related services were separated and then allocated a pro rata portion of the total transaction value based upon BESP of each of the hardware and software groups, using a relative selling price allocation approach. The hardware group was then accounted for under the ASC Topic 605 guidance described above and the software group was accounted for under the ASC Topic 985 guidance.

Service revenues included revenue from maintenance, training, and installation services. Revenue from maintenance service contracts was deferred and recognized ratably over the contractual support period. Revenue from training and installation services was recognized as the services were completed or ratably over the service period.

Investments

Our investments are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. The fair value of investments is determined based on quoted market prices at the reporting date for those instruments. We evaluate our investments for potential impairment on a quarterly basis and would recognize an impairment charge should a decline in the fair value of investments below the related cost basis be judged to be other-than-temporary. The primary factors that are considered in assessing the nature of the impairment include: (i) the credit quality of the underlying security, (ii) the extent to which and time period during which the fair value of the investment has been below cost, (iii) the expected holding or recovery period for the investment, (iv) the Company’s intent to hold each investment until recovery and the likelihood that we will not be required to sell the security prior to recovery and (v) the existence of evidence of default by the issuer.

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

Share-Based Compensation Expense

Upon effectiveness of the Dissolution, we cancelled all outstanding stock option awards under the Company’s stock plans. During the period when we had stock-based compensation programs, we accounted for share-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We estimated the fair value of share-based options on the date of grant using the Black-Scholes pricing model, which was affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables included our expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rate and expected dividends. We also were required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differed from those estimates.

Net Assets in Liquidation and Changes in Net Assets

Net assets in liquidation were $9.5 million and $13.64 million as of July 31, 2014 and July 31, 2013, respectively, a decrease of $4.14 million.

On July 29, 2014, the Company paid a liquidating distribution to stockholders, resulting in a decrease to net assets of $6.93 million.

In addition to the impact of the liquidating distribution, during the twelve months ended July 31, 2014, the Company also adjusted its estimate of the realizable value of assets and its estimated settlement amounts of liabilities, resulting in a net increase to net assets of $2.79 million. The realizable value of assets increased by $2.99 million as a result of the sale of the IBM Patents for $2.0 million, the sale of the IQstream Patents for $0.3 million, the determination by a neutral accountant that certain disputed amounts were for the account of the Company under the Asset Sale Agreement for $1.11 million, and an increase in other assets of $0.03 million, partially offset by a decrease in the realizable value for the Tyngsborough Land of $0.45 million. The Company increased its reserve for estimated costs during the Dissolution period by $0.46 million. The increase was primarily related to additional professional fees of $0.35 million, compensation costs of $0.28 million and insurance costs of $0.13 million expected to be incurred as a result of certain wind down activities taking longer to complete than originally anticipated, including continued compliance with our public company reporting obligations. The increase was offset in part by a reduction in estimated other expenses of $0.3 million associated with wind down activities. The Company also decreased accrued expenses and other liabilities by $0.26 million primarily related to taxes in certain state and foreign jurisdictions.

Based on our current best estimate of the realizable value of the Company’s remaining assets relating to the IQstream Business and the Company’s investment in Tejas, we have assigned values of $0.01 million and $0, respectively, to these assets for purposes of the Statement of Net Assets.

During the remainder of the Dissolution period, the Company will continue to pursue the liquidation to cash of its remaining non-cash assets for possible distribution to our stockholders. There can be no assurance as to the amount of consideration the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur. Subject to uncertainties inherent in the winding up of the Company’s business, we may make one or more additional liquidating distributions following the liquidation to cash of our non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate size of any amount which may ultimately be distributed to Company stockholders, and no assurance can be given that such distributions, if made, will equal or exceed the estimate of net assets presented in the Company’s Consolidated Statement of Net Assets included in this Annual Report on Form 10-K for the year ended July 31, 2014.

Liquidity and Capital Resources

Year Ended July 31, 2014

Total cash and cash equivalents were $12.24 million as of July 31, 2014 compared to $21.04 million as of July 31, 2013.

Cash and cash equivalents decreased by $8.8 million during fiscal year 2014. On July 29, 2014, the Company paid a liquidating distribution to stockholders of $6.93 million. During fiscal year 2014, the Company paid $5.36 million in costs related to the Plan of Dissolution. During that same period, the Company received $2.0 million from the sale of the IBM Patents, $1.11 million from Buyer in connection with the arbitration with respect to certain disputed amounts under the Asset Sale Agreement, $0.3 million from the sale of the IQstream Patents, and $0.08 million from other assets.

During the remainder of the Dissolution period, the Company will continue to pursue the liquidation to cash of its remaining non-cash assets, which primarily consist of approximately 102 acres of undeveloped land located in Tyngsborough, Massachusetts, certain technology and equipment relating to the IQstream Business, and our investment in Tejas, for possible distribution to our stockholders. There can be no assurance as to the amount of consideration the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur.

Our primary source of liquidity comes from our cash and cash equivalents. We believe that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements through the end of the Dissolution period. However, the Dissolution process involves substantial risks and uncertainties. Accordingly, the actual amount of cash remaining for distribution to stockholders following completion of the Dissolution could vary significantly from current estimates, and such risks and uncertainties could result in no excess cash available for distribution.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Employees

As of July 31, 2014, the Company had two full-time employees.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	24

Consolidated Statement of Net Assets in Liquidation as of July 31, 2014 and July 31, 2013	25

Consolidated Statement of Changes in Net Assets in Liquidation for the twelve months ended July 31, 2014 and for the period from March 24, 2013 to July 31, 2013	26

Consolidated Statement of Operations (Going Concern Basis) for the eight months ended March 23, 2013	27

Consolidated Statement of Comprehensive Loss (Going Concern Basis) for the eight months ended March 23, 2013	28

Consolidated Statement of Stockholders’ Equity (Going Concern Basis) for the eight months ended March 23, 2013	29

Consolidated Statement of Cash Flows (Going Concern Basis) for the eight months ended March 23, 2013	30

Notes to Consolidated Financial Statements	31

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sycamore Networks, Inc.

We have audited the accompanying consolidated statements of operations (going concern basis), of comprehensive loss (going concern basis), of stockholders’ equity (going concern basis) and of cash flows (going concern basis) of Sycamore Networks, Inc. and its subsidiaries for the eight months ended March 23, 2013. In addition, we have audited the accompanying consolidated statement of net assets in liquidation as of July 31, 2014 and 2013, and the related consolidated statement of changes in net assets in liquidation for the year ended July 31, 2014 and for the period from March 24, 2013 through July 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sycamore Networks, Inc. and its subsidiaries for the for the eight months ended March 23, 2013, their net assets in liquidation as of July 31, 2014 and 2013, and the changes in their net assets in liquidation for the year ended July 31, 2014 and the period from March 24, 2013 to July 31, 2013, in conformity with accounting principles generally accepted in the United States of America on the bases described in the preceding paragraph.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

October 27, 2014

Sycamore Networks, Inc.

Consolidated Statement of Net Assets in Liquidation

(in thousands, except per share data)

	July 31, 2014	July 31, 2013
Assets

Cash and cash equivalents	$12,241	$21,041
Land	2,500	2,948
Other assets	47	100

Total assets	14,788	24,089

Liabilities and Net Assets

Accrued expenses	44	133
Reserve for estimated costs during the Dissolution period	3,462	8,336
Other liabilities	1,786	1,983

Total liabilities	5,292	10,452

Net assets in liquidation	$9,496	$13,637

Shares outstanding	28,882	28,882

Net assets in liquidation per share	$0.33	$0.47

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statement of Changes in Net Assets in Liquidation

For the twelve months ended July 31, 2014 and for the period from March 24, 2013 through July 31, 2013

(in thousands)

Twelve months ended July 31, 2014
Net assets in liquidation as of July 31, 2013	$13,637

Change in estimated realizable value of assets and liabilities:
Liquidating distribution	(6,932)
Increase in estimated costs during the Dissolution period	(458)
Decrease in other liabilities	263
Decrease in estimated realizable value for land	(448)
Increase in estimated realizable value for other assets	27
Increase in estimated realizable value for other receivables	1,107
Increase in estimated realizable value for patents	2,300

Net assets in liquidation as of July 31, 2014	$9,496

March 24, 2013 to July 31, 2013
Stockholders’ equity as of March 23, 2013	$27,006

Effects of adopting the liquidation basis of accounting as of March 24, 2013:

Initial adjustment of assets to estimated realizable value	2,883
Initial adjustment of liabilities to estimated settlement amounts	(14,745)

Net assets in liquidation as of March 24, 2013	15,144

Change in estimated realizable value of assets and liabilities:

Reduction in estimated realizable value for land	(552)
Reduction in estimated realizable value for other assets	(2,700)
Forfeited deposit	125
Reduction in estimated costs during the Dissolution period	1,620

Net assets in liquidation as of July 31, 2013	$13,637

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statement of Operations (Going Concern Basis)

(in thousands, except per share amounts)

Eight months ended March 23, 2013
Revenue	$—

Cost of revenue	193

Gross loss	(193)

Operating expenses:
Research and development	4,806
Sales and marketing	1,808
General and administrative	3,015
Restructuring	2,946

Total operating expenses	12,575

Loss from continuing operations	(12,768)
Interest and other income, net	189

Loss before income taxes	(12,579)
Income tax benefit	(4,356)

Net loss from continuing operations	(8,223)

Discontinued operations:
Net loss from discontinued operations, net of tax	(2,373)
Gain on sale of discontinued operations, net of tax	7,084

Gain from discontinued operations	4,711

Net loss	$(3,512)

Basic and diluted net gain (loss) per share:
Continuing operations	$(0.28)
Discontinued operations	0.16

Net loss per share	$(0.12)

Basic and diluted weighted average shares outstanding	28,882

Cash distributions paid per common share	$14.31

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statement of Comprehensive Loss (Going Concern Basis)

(in thousands)

Eight months ended March 23, 2013
Net loss	$(3,512)
Changes in unrealized loss on investments and other	(273)

Comprehensive loss	$(3,785)

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statement of Stockholders’ Equity (Going Concern Basis)

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

Sycamore Networks, Inc.

Consolidated Statement of Cash Flows (Going Concern Basis)

(in thousands)

Eight months ended March 23, 2013
Cash flows from operating activities:
Net loss	$(3,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	(7,084)
Tax benefit on sale of discontinued operations	(4,387)
Depreciation and amortization	991
Share-based compensation	1,275
Adjustments to provision for excess and obsolete inventory	144
Changes in operating assets and liabilities:
Accounts receivable	(146)
Inventories	(864)
Prepaids and other assets	(420)
Deferred revenue	(2,103)
Accounts payable	(594)
Accrued expenses and other liabilities	(3,768)
Accrued restructuring costs	296

Net cash used in operating activities	(20,172)

Cash flows from investing activities:
Purchases of property and equipment	(1)
Proceeds from sale of discontinued operations	19,015
Proceeds from sales of investments	196,872
Proceeds from maturities of investments	100,720

Net cash provided by investing activities	316,606

Cash flows from financing activities:
Payment of cash distributions to common stockholders	(413,302)
Proceeds from issuance of common stock	38

Net cash used in financing activities	(413,264)

Net decrease in cash and cash equivalents	(116,830)
Cash and cash equivalents, beginning of period	136,654

Cash and cash equivalents, end of period	$19,824

Supplemental cash flow information:
Cash paid for income taxes	$1,176

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business

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

On October 23, 2012, the Company entered into an Asset Purchase and Sale Agreement (the “Asset Sale Agreement”) with Sunrise Acquisition Corp. (now known as Coriant America Inc.), a portfolio company of Marlin Equity Partners (“Buyer”), pursuant to which Buyer agreed to acquire substantially all of the assets (the “Asset Sale”) primarily related to the Intelligent Bandwidth Management Business, including inventory, fixed assets, accounts receivable, intellectual property rights (other than patents and patent applications), contracts, certain real estate leases, the Company’s subsidiaries in Shanghai, the Netherlands and Japan, and certain shared facilities and assets for $18.75 million in cash, subject to a working capital adjustment, and the assumption by Buyer of certain liabilities. The Company’s stockholders authorized the Asset Sale at a Special Meeting of Stockholders held on January 29, 2013 (the “Special Meeting”), and the Asset Sale was completed on January 31, 2013 (the transfer of the Company’s equity interests in its Shanghai subsidiary, which was subject to the receipt of government approval, occurred on March 25, 2013). Upon the closing of the Asset Sale, Buyer acquired substantially all of the Company’s operating assets relating to the Intelligent Bandwidth Management Business, including the Company’s accounts receivable, inventories and prepaid and other assets, and assumed most of the Company’s remaining current liabilities, including substantially all of the Company’s deferred revenue and accrued warranty obligations. On April 22, 2013, the Company commenced litigation against Buyer and certain of its affiliates with respect to certain amounts due under the Asset Sale Agreement (the “Delaware Litigation”). In connection with such litigation, on May 28, 2013, the Company and such parties reached an agreement pursuant to which (1) the Company agreed to dismiss the Delaware Litigation without prejudice, (2) Buyer paid certain undisputed amounts of $1.69 million owed to the Company and (3) the parties agreed to submit the remaining issues relating to amounts in dispute of $1.45 million to arbitration for resolution by a neutral accountant. The matters in dispute were resolved by the neutral accountant in favor of the Company in the amount of $1.11 million, which included reimbursement for a portion of the fees and expenses paid to the neutral accountant. On March 5, 2014, the Company received the $1.11 million payment from Buyer, and, on March 10, 2014, we dismissed the Delaware Litigation with prejudice. For additional information concerning this matter, see Note 12, “Commitments and Contingencies.”

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

As a result of the completion of the Asset Sale and the Company’s previously announced halting of further development and marketing in connection with the IQstream Business, the Company no longer has any operating assets or revenue. Since the filing of the Certificate of Dissolution, the Company has been operating in accordance with the Plan of Dissolution, which contemplates an orderly wind down of the Company’s business, including the sale or monetization of the Company’s remaining non-cash assets and the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims. As of July 31, 2014, the Company had two remaining employees.

During fiscal 2014, the Company completed the sale of its patent portfolios. On February 28, 2014, the Company completed the sale of its portfolio of 40 patents and two patent applications related to the Intelligent Bandwidth Management Business (the “IBM Patents”) for $2.0 million to Dragon Intellectual Property, LLC. On May 22, 2014, the Company completed the sale of its portfolio of three United States patents, six United States patent applications and certain foreign patents and patent applications related to the IQstream Business (the “IQstream Patents”) for $0.3 million to Citrix Systems, Inc.

The Company is continuing to pursue the sale of its remaining non-cash assets, which primarily consist of (1) approximately 102 acres of undeveloped land located in Tyngsborough, Massachusetts (the “Tyngsborough Land”), (2) certain technology and equipment relating to the IQstream Business and (3) the Company’s investment in Tejas Networks India Private Limited (“Tejas”), a private company in India that provides optical transport solutions to telecommunications carriers. Following the sale of the IQstream Patents, the Company has continued to pursue the sale of certain technology and equipment relating to the IQstream Business; however, the Company does not presently expect to receive any additional material consideration for its remaining IQstream assets. In addition, given the illiquid nature of the Company’s investment in Tejas and certain other factors negatively impacting the value of the Company’s investment in Tejas, the Company does not presently expect to receive any material consideration in connection with any disposition of its Tejas investment.

During the fourth quarter of fiscal 2014, the Company received notice of a potential betterment fee that could be assessed against the Tyngsborough Land in connection with a public sewer project proposed by the Town of Tyngsborough (the “Potential Betterment Assessment”). On October 2, 2014, the sewer commission of the Town of Tyngsborough provided the Company with an estimate of the potential betterment fee relating to the Tyngsborough Land in the amount of approximately $3.47 million. At a Special Town Meeting held on October 8, 2014, the Town of Tyngsborough voted against proceeding with the sewer project. Although the Town of Tyngsborough voted against proceeding with the sewer project at this time, the Company cannot provide any assurance that the Town of Tyngsborough will not pursue a similar project in the future, nor can the Company provide any assurance as to the impact of such a project on the value of the Tyngsborough Land.

On October 10, 2014, the Company entered into a Purchase and Sale Agreement relating to the Tyngsborough Land (the “Purchase Agreement”) with Princeton Tyngsborough Commons, LLC (“Tyngsborough Commons”) for a total purchase price of $2.5 million. Of the total purchase price, $50,000 has been deposited with an escrow agent as a nonrefundable deposit to be credited to the purchase price at closing, and an additional $50,000 will be deposited with the escrow agent on or before December 1, 2014 as a nonrefundable deposit to be credited towards the purchase price. The Purchase Agreement contains customary provisions relating to, among other things, the condition of the title to the Tyngsborough Land, environmental conditions, representations and warranties, obligations of the parties prior to closing and apportionment of taxes. The Company’s representations and warranties and obligations under the Purchase Agreement will survive the closing for a period of six months, and under no circumstances will the Company be liable to Tyngsborough Commons for more than $75,000 in the aggregate for any breaches of such representations and warranties or obligations. If the closing occurs, Tyngsborough Commons will be solely responsible for any and all costs related to the Potential Betterment Assessment. In addition, following the closing, Tyngsborough Commons intends to sell a portion of the Tyngsborough Land to a third party buyer. In no event will the Company be bound by the terms of any agreement with respect to such sale, provided that, in the event Tyngsborough Commons fails to fulfill its obligations under the Purchase Agreement, the Company may in its sole discretion require an assignment to the Company of Tyngsborough Commons’s rights under any such agreement.

The Company currently expects to complete the sale on or about December 31, 2014 (unless an earlier date is agreed upon by the Company and Tyngsborough Commons), subject to Tyngsborough Commons’s right, in its sole discretion and subject to the payment of an additional nonrefundable deposit in the amount of $100,000, to extend the closing date to February 27, 2015. The Company is entitled to terminate the Purchase Agreement if the closing does not take place on or before February 27, 2015 (or if the closing does not occur by December 31, 2014, if Tyngsborough Commons has failed to pay the additional deposit). The closing of the sale is subject to certain conditions and obligations of the parties prior to closing, some of which are outside of the Company’s control and, accordingly, there can be no assurance when or if such closing will occur. If the Purchase Agreement is terminated, there can be no assurance of when, if ever, the Company will be able to sell the Tyngsborough Land. The inability to sell the Tyngsborough Land may delay the completion of the Company’s liquidation and related distributions to its stockholders.

On July 29, 2014, the Company paid a liquidating cash distribution to stockholders of $0.24 per share of Common Stock, or $6.93 million in the aggregate. The Board declared this distribution after the Delaware Court of Chancery, on July 2, 2014, granted the Company’s petition for a determination, among other things, that approximately $6.2 million is sufficient to be retained by the Company for anticipated wind down costs and expenses and an additional $6.5 million is sufficient to be retained by the Company for contingent and unknown liabilities and other possible charges and expenses. In accordance with the petition, any portion of these amounts that is not required to cover wind down costs, charges, expenses or liabilities may be distributed from time to time to the Company’s stockholders in the discretion of the Board in accordance with its fiduciary duties.

Until the completion of the Dissolution, the Company will continue to pursue the liquidation to cash of its remaining non-cash assets for possible distribution to our stockholders. There can be no assurance as to the amount of consideration the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur. Subject to uncertainties inherent in the winding up of the Company’s business, the Company may make one or more additional liquidating distributions following the liquidation to cash of our non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders, and no assurance can be given that the distributions will equal or exceed our estimate of net assets presented in the Company’s Consolidated Statement of Net Assets included in this Annual Report on Form 10-K for the year ended July 31, 2014. The Company will continue to analyze its estimates of liquidation expenses on an ongoing basis, and determine whether further distributions of assets to its stockholders are appropriate at such times.

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

The condensed consolidated financial statements for the eight month period ended March 23, 2013 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Following the Company’s filing of the Certificate of Dissolution, on March 24, 2013 the Company adopted the liquidation basis of accounting. See “Liquidation Basis of Accounting” below for further information regarding the Company’s adoption of the liquidation basis of accounting.

Cash Distributions

On July 29, 2014, the Company paid a liquidating distribution to stockholders of $0.24 per share of Common stock, or $6.93 million in the aggregate. The liquidating distribution decreased net assets in liquidation. The Company paid a total of $413.3 million in cash distributions to stockholders in fiscal 2013. As a result of having an accumulated deficit, the cash distributions were recorded as reductions to additional paid-in capital.

Liquidation Basis of Accounting

On March 24, 2013, the beginning of the fiscal month following the filing of the Certificate of Dissolution, the Company began reporting on a liquidation basis of accounting. Under the liquidation basis of accounting, assets are measured to reflect the estimated amount of cash or other consideration expected to be collected in settling or disposing of the assets. Liabilities are measured in accordance with the measurement provisions of Accounting Standard Codification Topics that otherwise apply. Additionally, the Company accrued estimated costs associated with carrying out the Plan of Dissolution. These estimates will be reviewed periodically and adjusted as appropriate.

The measurement of assets and liabilities represent estimates, based on present facts and circumstances, of the realizable value of the assets and the costs associated with carrying out the Plan of Dissolution. The actual values and costs associated with carrying out the Plan of Dissolution may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. In particular, the estimates of costs will vary with the length of time necessary to complete the Dissolution process and to resolve any claims. Accordingly, it is not possible to predict the timing or aggregate size of any amount which may ultimately be distributed to Company stockholders, and no assurance can be given that such distributions, if made, will equal or exceed the estimate of net assets presented in the accompanying Statement of Net Assets.

Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original or remaining maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. As of July 31, 2014 and 2013, aggregate cash and cash equivalents consisted of (in thousands):

July 31, 2014:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$12,241	$—	$—	$12,241

Total	$12,241	$—	$—	$12,241

July 31, 2013:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$21,041	$—	$—	$21,041

Total	$21,041	$—	$—	$21,041

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

Pursuant to the guidance of Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”),, when a sales arrangement contains multiple elements, particularly hardware products and related services, revenue is allocated to each element based on a selling price hierarchy, using a relative selling price allocation approach. The selling price for a deliverable was based on our vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”) if VSOE was not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE was available. The Company established VSOE for its services based on the price charged for each service element when sold separately. The Company was typically not able to determine TPE for its hardware products or services because the Company’s various product and service offerings contained a significant level of differentiation and, therefore, comparable pricing of competitors’ products and services with similar functionality could not be obtained. The Company determined BESP for products and services based on an assessment of multiple factors, including, but not limited to, pricing practices, customer classes and distribution channels. We then recognized revenue allocated to each deliverable in accordance with the four criteria identified above. Our multiple element arrangements typically included both products and services, with maintenance being the most common service element. Maintenance services were delivered over the contractual support period which varied in length, but typically was twelve months. In those limited instances where both hardware and stand-alone software products were included in a multiple element arrangement, the hardware and related services and the software and related services were separated and then allocated a pro rata portion of the total transaction value based upon BESP of each of the hardware and software groups, using a relative selling price allocation approach. The hardware group was then accounted for under the ASC Topic 605 guidance described above and the software group was accounted for under the ASC Topic 985 guidance.

Service revenues included revenue from maintenance, training, and installation services. Revenue from maintenance service contracts was deferred and recognized ratably over the contractual support period. Revenue from training and installation services was recognized as the services were completed or ratably over the service period.

Share-Based Compensation

Upon effectiveness of the Certificate of Dissolution, the Company cancelled all outstanding stock option awards under the Company’s stock plans. During the period when the Company had stock-based compensation programs, the Company accounted for share-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company estimated the fair value of share-based options on the date of grant using the Black-Scholes pricing model, which was affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables included our expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rate and expected dividends. The Company was also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differed from those estimates.

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

Property and Equipment

Under the liquidation basis of accounting, property and equipment are stated at their estimated realizable values. Under the going concern basis of accounting, property and equipment were stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method, based upon the following asset lives:

Computer and telecommunications equipment	2 to 3 years
Computer software	3 years
Furniture and office equipment	5 years
Leasehold improvements	Shorter of lease term or useful life of asset

The costs of significant additions and improvements were capitalized and depreciated while expenditures for maintenance and repairs were charged to expense as incurred. Costs related to internal use software were capitalized. Upon retirement or sale of an asset, the cost and related accumulated depreciation of the assets were removed from the accounts and any resulting gain or loss is reflected in the determination of net income or loss. See Note 5. “Property and Equipment.”

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

July 31, 2013
Beginning balance	$42
Adjustment	(42)
Write off	—

Ending balance	$—

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

Net Loss Per Share

Under the going concern basis of accounting, basic and diluted net loss per share were computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period less unvested restricted stock. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

Eight Months Ended March 23, 2013
Net loss	$(3,512)
Denominator:
Weighted-average shares of common stock outstanding	28,882
Weighted-average shares subject to repurchase	—

Shares used in per-share calculation—basic	28,882

Weighted-average shares of common stock outstanding	28,882
Weighted common stock equivalents	—

Shares used in per-share calculation—diluted	28,882

Net loss per share:
Basic	$(0.12)

Diluted	$(0.12)

Employee stock options to purchase 9.55 million shares of common stock were not included in the computation of diluted net loss per share for the eight months ended March 23, 2013 because their effect would have been antidilutive.

Segment Information

The Company’s chief operating decision maker was its former President and Chief Executive Officer. Decisions regarding resource allocation and assessing performance were made at the Company level, as one segment. The Company has not had any operating revenue since the Asset Sale. Prior to the Asset Sale, for the eight months ended March 23, 2013, the geographical distribution of revenue was as follows: United States – 80%, Korea – 5%, and all other countries – 15%.

3.	Liquidation Basis of Accounting

Fiscal year 2014

Net assets in liquidation were $9.5 million and $13.64 million as of July 31, 2014 and July 31, 2013, respectively.

As of July 31, 2014, assets consisted of cash and cash equivalents of $12.24 million, the Tyngsborough Land valued at $2.5 million and other assets of $0.05 million. Based on our current best estimate of the realizable value of the Company’s remaining assets relating to the IQstream Business and the Company’s investment in Tejas, we have assigned values of $0.01 million and $0, respectively, to these assets for purposes of the Statement of Net Assets.

As of July 31, 2014, liabilities consisted of accrued expenses of $0.04 million, our reserve for estimated costs during the Dissolution period of $3.46 million and other liabilities of $1.79 million. For additional information concerning other liabilities, see Note 7. “Income Taxes.”

The Company accrued estimated costs expected to be incurred in carrying out the Plan of Dissolution. Under Delaware law, the Dissolution period will last for a minimum of three years from the filing of the Certificate of Dissolution. The Company was required to make certain estimates and exercise judgment in determining the accrued costs of liquidation as of July 31, 2014 and July 31, 2013.

The table below summarizes the reserve for estimated costs during the Dissolution period as of July 31, 2014 and July 31, 2013 (in thousands):

	July 31, 2014	July 31, 2013
Compensation	$1,004	$2,396
Professional fees	1,154	2,637
Other expenses associated with wind down activities	1,010	1,970
Insurance	294	1,333

	$3,462	$8,336

On January 31, 2014, all surviving representations and warranties under the Asset Sale Agreement expired without Buyer asserting any indemnification claims against the Company. Accordingly, the Company has not recorded, nor does it expect to record, any liability in connection with those obligations.

Net assets in liquidation decreased $4.14 million during fiscal year 2014. On July 29, 2014, the Company paid a liquidating distribution to stockholders, resulting in a decrease to net assets of $6.93 million.

In addition to the impact of the liquidating distribution, during the twelve months ended July 31, 2014, the Company also adjusted its estimate of the realizable value of assets and its estimated settlement amounts of liabilities, resulting in a net increase to net assets of $2.79 million. The realizable value of assets increased by $2.99 million as a result of the sale of the IBM Patents for $2.0 million, the sale of the IQstream Patents for $0.3 million, the determination by a neutral accountant that certain disputed amounts were for the account of the Company under the Asset Sale Agreement for $1.11 million, and an increase in other assets of $0.03 million, partially offset by a decrease in the realizable value for the Tyngsborough Land of $0.45 million. The Company increased its reserve for estimated costs during the Dissolution period by $0.46 million. The increase was primarily related to additional professional fees of $0.35 million, compensation costs of $0.28 million and insurance costs of $0.13 million expected to be incurred as a result of certain wind down activities taking longer to complete than originally anticipated, including continued compliance with our public company reporting obligations. The increase was offset in part by a reduction in estimated other expenses of $0.3 million associated with wind down activities. The Company also decreased accrued expenses and other liabilities by $0.26 million primarily related to taxes in certain state and foreign jurisdictions.

Fiscal year 2013

Upon transition to the liquidation basis of accounting on March 24, 2013, the Company recorded the following adjustments to record assets at their estimated realizable values:

Initial adjustment of assets to estimated realizable value	Amount
Write up of assets	$3,393
Write down of assets	(510)

$2,883

The Company’s initial write up of assets related to certain of the Company’s non-cash assets, including intellectual property and other assets relating to the IQstream Business, patents and patent applications related to or used in the Intelligent Bandwidth Management Business, the Tyngsborough Land, our investment in Tejas and certain other fixed assets.

The write down of assets related to certain prepaid expenses and other assets that have no future realizable value.

Upon transition to the liquidation basis of accounting, the Company accrued the following costs expected to be incurred in the Dissolution:

Accrued costs of liquidation	Amount
Restructuring	$3,309
Compensation	3,539
Professional fees	3,672
Other expenses associated with wind down activities	2,725
Insurance	1,500

$14,745

Net assets in liquidation as of March 24, 2013 were $15.14 million.

During the period from March 24, 2013 through July 31, 2013, the Company recorded adjustments to reduce our estimate of the realizable value for the Tyngsborough Land and for our other assets. The reduction in our estimate of realizable value for the Tyngsborough land was the result of the termination of a Restated Purchase and Sale Agreement pursuant to which we had agreed to sell the Tyngsborough Land to a third party. The reduction in our estimate of realizable value for our other assets primarily related to a reduction in the realizable value of our patent portfolio. During fiscal year 2014, the Company sold the IBM and IQstream patent portfolios.

During the period from March 24, 2013 through July 31, 2013, the Company reduced its accrual for estimated costs of liquidation by $1.62 million. The reduction reflected our updated estimate of costs related to compensation, professional fees, other expenses and insurance.

4.	Discontinued Operations

On January 31, 2013, the Company completed the Asset Sale for a total purchase price of $18.75 million in cash and the assumption by Buyer of certain related liabilities. The transfer of the equity interests of the Company’s subsidiary in Shanghai occurred on March 25, 2013.

The financial results of the Intelligent Bandwidth Management Business have been classified as discontinued operations for all periods presented.

Eight months ended March 23, 2013
Revenue	$22,266
Cost of revenue	8,802
Operating expenses	14,452
Income tax expense	1,385

Net loss from discontinued operations, net of tax	(2,373)
Gain on sale of discontinued operations, net of tax	7,084

Total discontinued operations	$4,711

5.	Property and Equipment

Depreciation expense for the eight months ended March 23, 2013 was $0.93 million.

The Company owns approximately 102 acres of land in Tyngsborough, Massachusetts. This land was recorded at its estimated realizable value of $2.5 million as of July 31, 2014. For additional information concerning this land, see Note 1. “Description of Business.”

6.	Commitments

Operating Leases

Following the completion of the Asset Sale and the filing of the Certificate of Dissolution, the Company no longer has any material commitments relating to operating leases. Office space was provided to the Company by Buyer pursuant to a transition services agreement during fiscal year 2014. The Company currently leases office space from Regis Management Group LLC in Andover, Massachusetts. The term of the Regis lease is not greater than twelve months. Under the going concern basis of accounting, rent expense under operating leases was $1.12 million for the eight months ended March 23, 2013.

7.	Income Taxes

Income tax expense for the eight months ended March 23, 2013 was $1.41 million. The tax expense is allocated between components of continuing operations, discontinued operations and gain on sale of discontinued operations in accordance with the provisions of Accounting Standards Codification (“ASC”) 740:

Eight months ended March 23, 2013
Tax benefit included in continuing operations	$(4,356)
Tax expense included in discontinued operations	1,385
Tax expense included in gain on sale of discontinued operations	4,387

Total tax expense continuing and discontinued operations	$1,416

The approximately $4.35 million of tax benefits from continuing operations for the eight months ended March 23, 2013 are attributable to the intraperiod allocation of losses from continuing operations to income generated from discontinued operations, for which the losses would not have otherwise been benefitted under ASC 740.

The following table presents the components of our provision for income taxes (in thousands):

Eight Months Ended March 23, 2013
Current:
Federal	$79
State	14
Foreign	1,122

1,215

Deferred:
Federal	—
State	—
Foreign	201

201

Total tax provision	$1,416

A reconciliation between the statutory federal income tax and the Company’s actual tax provision follows (in thousands):

Eight Months Ended March 23, 2013
Statutory federal income tax benefit .	$(734)
State taxes, net of federal benefit .	38
Valuation allowance .	2,040
Other .	72

Tax provision	$1,416

The components of the Company’s net deferred tax assets at July 31, 2014 and 2013 are as follows (in thousands):

	July 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$298,426	$302,503
Credit carryforwards	21,301	21,520
Restructuring and related accruals	3,502	3,554
Capital loss carryforwards	672	1,181
Depreciation	971	977
Other, net	695	695

Total net deferred tax assets	325,567	330,430

Valuation allowance	(325,567)	(330,430)

Net deferred tax assets	$—	$—

Substantially all of the loss before income taxes as shown in the Consolidated Statement of Operations for the eight months ended March 23, 2013 was derived in the United States. Certain foreign wholly owned subsidiary companies were compensated on a cost plus basis resulting in the recognition of foreign taxable income and tax expense.

The Company did not record a current tax benefit for the net operating losses due to the Company’s substantial losses.

The Company is currently open to audit under statutes of limitation by the Internal Revenue Service, various foreign jurisdictions, and state jurisdictions for the fiscal years ended July 31, 2008 through July 31, 2014. However, limited adjustments can be made to federal and state tax returns in earlier years in order to reduce net operating loss carryforwards.

As of July 31, 2014, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $856.46 million and $34.9 million, respectively. The federal and state net operating loss carryforwards will expire at various dates through 2034. The Company also has federal and state research and development credit carryforwards of approximately $11.31 million and $9.98 million, respectively, which begin to expire in 2020 and 2015, respectively.

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

The Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets and has established a valuation allowance of $325.56 million and $330.43 million as of July 31, 2014 and July 31, 2013, respectively, for such assets, which are comprised principally of net operating loss carryforwards, research and development credits and stock based compensation.

Included in the net operating loss carryforwards are stock option deductions of approximately $125.0 million. The benefits of these stock option deductions approximate $47.8 million. As of July 31, 2014, the Company had net operating loss carryforwards of approximately $7.1 million related to the exercise of stock options subsequent to the adoption of fair value accounting. This amount represents the excess benefit and has not been included in the gross deferred tax asset reflected for net operating losses.

As of July 31, 2014, the total amount of unrecognized tax benefit is $1.79 million. If recognized, the entire amount would impact the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2014	2013
Beginning balance .	$1,742	$1,673
Increase for current year .	83	99
Reductions related to expiration of statute of limitations .	(39)	(30)

Ending balance	$1,786	$1,742

As of July 31, 2014 and July 31, 2013, the total amount of accrued interest and penalties related to uncertain tax positions is $0.6 million and $0.53 million, respectively. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international, and state income taxes. This liability is subject to change, perhaps materially. It is reasonably possible this liability will be reduced between $0.2 million and $0.4 million in fiscal year 2015.

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

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations for the eight months ended March 23, 2013 (in thousands):

Eight Months Ended March 23, 2013
Cost of product revenue	$—
Cost of service revenue	—
Research and development	312
Sales and marketing	126
General and administrative	312
Discontinued operations	525

Share-based compensation expense	$1,275

Stock Option Activity

As a result of the termination of the Company’s equity compensation plans and cancellation of all unexercised option awards issued thereunder upon the effectiveness of the Dissolution, there were no stock options outstanding or exercisable at July 31, 2014.

The intrinsic value of stock options exercised, calculated as the difference between the market value of the shares on the exercise date and the exercise price of the option, was $5 thousand for fiscal year 2013.

The total cash received from employees as a result of employee stock option exercises during fiscal year 2013 was $38 thousand.

10.	Restructuring Charges

During the first quarter of fiscal 2013, the Company implemented cost-reduction actions associated with the IQstream Business, including workforce reductions and other cost containment measures. The Company recorded a workforce reduction restructuring charge of $1.58 million primarily related to employee separation packages, which included severance pay, benefits continuation and outplacement costs. The Company also recorded a restructuring charge of $0.41 million related to certain purchase commitments for the IQstream Business that have no future benefit.

During the second quarter of fiscal 2013, the Company halted further development and marketing of the IQstream Business. The Company took further cost reduction actions associated with the IQstream Business and recorded a workforce reduction restructuring charge of $0.26 million primarily related to employee separation packages and change of control agreements, which included severance pay, benefits continuation and outplacement costs.

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

The Company completed its cash restructuring payments in fiscal year 2013. A roll-forward of the restructuring accrual since July 31, 2012 is summarized below (in thousands):

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

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of the Company measured at fair value on a recurring basis as of July 31, 2014, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	July 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and Cash Equivalents	$12,241	$12,241	$—	$—

Total assets	$12,241	$12,241	$—	$—

Cash and Cash Equivalents

Cash and cash equivalents of $12.24 million consisting of money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Litigation

On April 22, 2013, the Company filed a complaint in the Complex Commercial Litigation Division of the Superior Court of the State of Delaware against Buyer, Marlin Executive Fund III, L.P. and Marlin Equity III, L.P. (collectively with Buyer, the “Marlin Parties”) in connection with the Asset Sale (“The Delaware Litigation”). The complaint asserted claims for breach of contract against the Marlin Parties and for declaratory judgment against Buyer for certain amounts due to the Company under the Asset Sale Agreement and certain agreements related thereto.

The complaint sought (1) judgment in favor of the Company in the amount of $0.89 million, together with interest accrued, with respect to reimbursement for the Company’s operation of Sycamore Networks (Shanghai) Co. Ltd. (“Sycamore Shanghai”) for the benefit of Buyer during the period from the Asset Sale until the receipt of regulatory approval for the transfer of Sycamore Shanghai to Buyer, (2) declaratory judgment that cash in the amount of $0.35 million remaining in the accounts of subsidiaries of the Company transferred to Buyer in the Asset Sale are excluded assets under the terms of the Asset Sale Agreement and, accordingly, belong to the Company and (3) declaratory judgment that Buyer’s assertion that a $1.11 million decrease in the calculation of net working capital is necessary was untimely because it was made after the expiration of the forty-five day time period set forth in the Asset Sale Agreement.

In connection with such litigation, on May 28, 2013, the Company, Buyer and the Marlin Parties reached an agreement pursuant to which (1) the Company agreed to dismiss the pending litigation without prejudice, (2) Buyer paid certain undisputed amounts of $1.69 million owed to the Company and (3) the parties agreed to submit the remaining issues relating to amounts in dispute of $1.45 million to arbitration for resolution by a neutral accountant. The matters in dispute were resolved by the neutral accountant in favor of the Company in the amount of $1.11 million, which included reimbursement for a portion of the fees and expenses paid to the neutral accountant. On March 5, 2014, the Company received the $1.11 million payment from Buyer and, on March 10, 2014, we dismissed the Delaware Litigation with prejudice.

Guarantees

During fiscal year 2014, the Company’s guarantees requiring disclosure consist of its indemnification obligations as set forth in the Asset Sale Agreement, indemnification for other claims and indemnification for officers and directors.

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

Prior to the Asset Sale and the Dissolution, in the normal course of business, the Company also agreed to indemnify other parties, including customers, lessors and parties to other transactions with the Company with respect to certain matters. Historically, payments made by the Company under these agreements had not had a material impact on the Company’s operating results or financial position. Furthermore, most of these obligations were assumed by Buyer in connection with the Asset Sale. Accordingly, the Company has not recorded a liability for these agreements as of July 31, 2014 or July 31, 2013, as the Company believes the exposure for any related payments is not material.

We have entered into our standard form of indemnification agreement with each of our directors and executive officers, which is in addition to the indemnification provided for in our amended and restated certificate of incorporation, as amended. The Plan of Dissolution also provides that we continue to indemnify our directors and executive officers in accordance with such agreements and our amended and restated certificate of incorporation, as amended. The indemnification agreements, among other things, provide for indemnification of our directors and executive officers for a number of expenses, including attorneys’ fees and other related expenses, as well as certain judgments, fines, penalties and settlement amounts incurred by any such person in any action, suit or proceeding, including any action by or in the right of the Company, arising out of such person’s service as a director or executive officer of the Company or any other company or enterprise to which the person provided services at our request. The Company did not incur any expense under these arrangements during fiscal year 2014 or fiscal year 2013. Due to the Company’s inability to estimate liabilities in connection with these agreements, if and when they might be incurred, the Company has not recorded any liability for these agreements as of July 31, 2014 or July 31, 2013. During the Dissolution period, we intend to continue to indemnify each of our current and former directors and executive officers to the extent permitted under Delaware law, our amended and restated certificate of incorporation, as amended, and the indemnification agreements. The Company has also continued to maintain directors’ and officers’ insurance coverage since the filing of the Certificate of Dissolution, and intends to maintain such coverage through the end of the Dissolution period.

13.	Subsequent Events

On October 10, 2014, the Company entered into the Purchase Agreement with Tyngsborough Commons for a total purchase price of $2.5 million. Of the total purchase price, $50,000 has been deposited with an escrow agent as a nonrefundable deposit to be credited to the purchase price at closing, and an additional $50,000 will be deposited with the escrow agent on or before December 1, 2014 as a nonrefundable deposit to be credited towards the purchase price. The Purchase Agreement contains customary provisions relating to, among other things, the condition of the title to the Property, environmental conditions, representations and warranties, obligations of the parties prior to closing and apportionment of taxes. The Company’s representations and warranties and obligations under the Purchase Agreement will survive the closing for a period of six months, and under no circumstances will the Company be liable to Tyngsborough Commons for more than $75,000 in the aggregate for any breaches of such representations and warranties or obligations.

If the closing occurs, Tyngsborough Commons will be solely responsible for any and all costs related to the Potential Betterment Assessment. In addition, following the closing, Tyngsborough Commons intends to sell a portion of the Tyngsborough Land to a third party buyer. In no event will the Company be bound by the terms of any agreement with respect to such sale, provided that, in the event Tyngsborough Commons fails to fulfill its obligations under the Purchase Agreement, the Company may in its sole discretion require an assignment to the Company of Tyngsborough Commons’s rights under any such agreement.

The Company currently expects to complete the sale on or about December 31, 2014 (unless an earlier date is agreed upon by the Company and Tyngsborough Commons), subject to Tyngsborough Commons’s right, in its sole discretion and subject to the payment of an additional nonrefundable deposit in the amount of $100,000, to extend the closing date to February 27, 2015. The Company is entitled to terminate the Purchase Agreement if the closing does not take place on or before February 27, 2015 (or if the closing does not occur by December 31, 2014, if Tyngsborough Commons has failed to pay the additional deposit). The closing of the sale is subject to certain conditions and obligations of the parties prior to closing, some of which are outside of the Company’s control and, accordingly, there can be no assurance when or if such closing will occur. If the Purchase Agreement is terminated, there can be no assurance of when, if ever, the Company will be able to sell the Tyngsborough Land. The inability to see the Tyngsborough Land may delay the completion of the Company’s liquidation and related distributions to its stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our President and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Limitations on Effectiveness of Controls. Our management has concluded that our disclosure controls and procedures and internal controls provide reasonable assurance that the objectives of our control system are met. However, our management (including our President and Chief Financial Officer) does not expect that the disclosure controls and procedures or internal controls will prevent all error and/or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within the company have been or will be detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurances that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s President and Chief Financial Officer and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992).

Based on our assessment, management concluded that, as of July 31, 2014, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning our current directors and executive officers and their ages as of July 31, 2014.

Name	Age	Position

David Guerrera	46	President, General Counsel and Secretary

Anthony J. Petrillo	45	Chief Financial Officer and Treasurer

Daniel E. Smith	64	Director

Alan R. Cormier	63	Director

Robert E. Donahue	65	Director

Mr. Guerrera began serving as Sycamore’s President, General Counsel and Secretary in December of 2013. Prior to that, Mr. Guerrera had served as an attorney in Sycamore’s legal department since August 2006 and, in February 2013, he was appointed Associate Counsel of Sycamore.

Mr. Petrillo was appointed to serve as the Company’s Chief Financial Officer and Treasurer effective April 1, 2013. Prior to that, Mr. Petrillo was employed in the Company’s Finance Department since April 2000 and served as the Company’s Corporate Controller since June 2005. Mr. Petrillo was appointed Assistant Secretary of Sycamore in December 2004.

Mr. Smith has served as a member of the Board since October 1998. Mr. Smith also served as the Company’s President and Chief Executive Officer from October 1998 to April 2013. From October 2007 to November 2007, Mr. Smith also served as the Company’s interim principal financial officer. From June 1997 to July 1998, Mr. Smith was Executive Vice President and General Manager of the Core Switching Division of Ascend Communications, Inc., a provider of wide area network switches and access data networking equipment. Mr. Smith was also a member of the board of directors of Ascend Communications, Inc. during that time. From April 1992 to June 1997, Mr. Smith served as President and Chief Executive Officer and a member of the board of directors of Cascade Communications Corp. Individual Qualifications: We believe that Mr. Smith’s deep understanding of the Company and its remaining assets, which he acquired during his 15 years of service as the prior President and Chief Executive Officer of the Company, make him an invaluable member of the Board.

Mr. Cormier was appointed to serve as a member of our Board of Directors effective April 8, 2013. Since December of 2013, Mr. Cormier has served as Senior Vice President and General Counsel of ModusLink Global Solutions, Inc., a provider of supply chain management services to technology and software companies. From April 8, 2013 to December 20, 2013, Mr. Cormier served as Sycamore’s President, Chief Executive Officer and Secretary. Prior to that, Mr. Cormier served as the Company’s General Counsel from December 2004 through April 2013. He also served as the Company’s Assistant Secretary from December 2004 through October 2006 and as Secretary from November 2006 to April 2013. From July 2000 through March 2004, he was Vice President, General Counsel and Secretary of Manufacturers’ Services Limited, a contract manufacturing company. Mr. Cormier served, from January 2000 through July 2000, as Vice President, General Counsel and Clerk of Dynamics Research Corporation, a provider of information technology, engineering, logistics and other consulting services to federal and state agencies. Prior to that, he spent several years in senior positions in the legal department of Wang Global Corporation (formerly Wang Laboratories, Inc.). Individual Qualifications: We believe that Mr. Cormier’s broad experience in the legal field and his understanding of the Company, which he acquired during his 8 years of service as General Counsel of the Company, make him an invaluable member of the Board to assist in the Dissolution of the Company.

Robert E. Donahue has served as a director of the Company since July 2007. From November 2007 to August 2010, Mr. Donahue served as a member of the board of directors of Cybersource Corporation, a leading provider of electronic payment and risk management solutions. From August 2004 to November 2007, Mr. Donahue served as the President and Chief Executive Officer of Authorize.Net Holdings, Inc., a leading transaction processing company, before it was acquired by Cybersource Corporation in November 2007. Mr. Donahue also served as a member of Authorize.Net’s board of directors from January 2004 until November 2007. From October 2004 to June 2005, Mr. Donahue was a member of the board of directors of Concord Communications, Inc., a provider of automating technology management for Internet infrastructure. From November 2003 to January 2004, Mr. Donahue provided financial consulting services to KO Instruments, Inc., an electronic instruments manufacturer. From November 2002 until November 2003, Mr. Donahue was Vice President and General Manager, Americas After Market Solutions at Celestica, Inc., an electronics manufacturing services provider. Prior to that, Mr. Donahue held a variety of senior management positions at Manufacturers Services, Ltd., an electronics manufacturing services company, from 1997 to 2002. Individual Qualifications: Mr. Donahue’s years of executive leadership and management experience in the high-technology industry, his service on other public company boards, and his seven years of service as a director of the Company have positioned him well to serve on the Board.

Business Code of Ethics and Corporate Governance

We have adopted a business code of ethics and corporate governance that applies to all executive officers, directors and employees of Sycamore, which is available on our website at www.scmrinc.com. Copies are also available in print to stockholders upon request to Sycamore Networks, Inc., Attn: Secretary, 300 Brickstone Square, Suite 201, Andover, Massachusetts 01810. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the business code of ethics and corporate governance by posting such information on our website at the address specified above.

Board Committees

Effective as of April 1, 2013, the Company no longer has any standing committees, and the responsibilities and duties previously delegated to the Audit Committee, Compensation Committee and Nominating Committee have been, and will be, undertaken and performed, to the extent applicable, by the full Board.

Compensation Committee Interlocks and Insider Participation

As noted above, the Company no longer has a Compensation Committee. No interlocking relationship exists between any member of the Board and any member of the board or compensation committee of any other company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our outstanding shares of common stock (collectively, “Reporting Persons”) to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by regulations of the Commission to furnish us with copies of all such filings. Based on a review of the copies of such filings received by us with respect to the fiscal year ended July 31, 2014, we believe that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended July 31, 2014, except that David Guerrera inadvertently failed to timely file a Form 3 upon becoming President, General Counsel and Secretary.

ITEM 11.	EXECUTIVE COMPENSATION

The table below sets forth, for the fiscal year ended July 31, 2014, the compensation earned by our current President, General Counsel and Secretary and current Chief Financial Officer and Treasurer, as well as our former President and Chief Executive Officer. We refer to these executive officers as our “named executive officers”.

Summary Compensation Table

Summary Compensation Table for Fiscal 2014
Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)	Nonequity Incentive Plan Compensation(1) ($)		All Other Compensation(2) ($)		Total ($)
David Guerrera	2014	176,731	(4)	30,000	(5)	—	—		—		206,731
President and General Counsel(3)

Anthony J. Petrillo	2014	209,009		50,000	(9)	—	26,000	(10)	$4,225	(11)	289,234
Chief Financial Officer and Treasurer	2013	196,414		—		—	52,100		3,828		252,342

Alan R. Cormier	2014	93,369		60,000	(7)		32,747		522,357	(8)	708,473
Former President and Chief Executive Officer(6)	2013	238,915		—		—	44,086		—		283,001

(1)	Includes amounts earned pursuant to non-equity incentive plan compensation in the form of bonuses earned by named executive officers with respect to the specified year, regardless of whether the amounts were paid in such year. Payments made in connection with our non-equity incentive plans are made quarterly for achievements through the end of the relevant quarter.
(2)	In accordance with SEC rules, the amounts shown in this column do not include payments for life or disability insurance and other benefits that are generally available to all salaried employees.
(3)	Mr. Guerrera was appointed to serve as President, General Counsel and Secretary of the Company on December 20, 2013 following the departure of Alan Cormier as President and Chief Executive Officer. Mr. Guerrera’s fiscal year 2014 compensation did not change as a result of his appointment.
(4)	Represents $60,231 of base salary paid to Mr. Guerrera in fiscal 2014, plus $116,500 in additional compensation pursuant to an arrangement that pays Mr. Guerrera at a rate of $67 per hour for services in excess of 17 hours per week.
(5)	Represents the first of three retention bonuses that will be paid to Mr. Guerrera pursuant to his Retention Bonus Agreement (the “Bonus Agreement”) with the Company. Pursuant the Bonus Agreement, if certain conditions set forth therein are met (including Mr. Guerrera’s continued employment through the applicable date), Mr. Guerrera will be entitled to receive additional retention bonuses of $30,000 on each of March 7, 2015 and March 7, 2016.
(6)	Mr. Cormier departed as Sycamore’s President and Chief Executive Officer on December 20, 2013, but has continued to serve as a non-employee director of the Company since that date. Mr. Cormier did not receive any separate compensation for his service as a director while serving as an employee of the Company. See “Director Compensation” for information concerning the compensation Mr. Cormier received for his service as a non-employee director in fiscal 2014 following December 20, 2013.
(7)	Represents a retention bonus received by Mr. Cormier pursuant to his Retention Bonus Agreement with the Company.
(8)	Represents amounts paid in fiscal 2014 pursuant to Mr. Cormier’s change of control agreement in connection with his termination of employment, including a lump sum payment equal to 18 months’ worth of his base salary ($357,000), a lump sum payment equal to 150% of his performance bonus for fiscal 2014 ($120,000), unused paid time off ($27,770) and continued paid coverage under the Company’s group health plan ($17,587).

(9)	Represents a retention bonus received by Mr. Petrillo pursuant to his Retention Bonus Agreement with the Company.
(10)	Represents non-equity incentive bonus paid to Mr. Petrillo for the first and second quarters of fiscal 2014. Payment of the incentive bonus was based on the satisfaction of individual performance metrics associated with the wind down of Sycamore’s business, as determined by the members of the Board then in office. By action of the Board, Mr. Petrillo’s target incentive bonus for the third and fourth quarters of fiscal 2014 (totaling $26,000) was converted into a retention bonus to be paid on the earlier of (a) the date of his involuntary termination by the Board without cause or (b) October 31, 2014.
(11)	Represents amounts paid in fiscal 2014 to Mr. Petrillo for tuition reimbursement.

Outstanding Equity Awards at Fiscal Year-End

All outstanding and unexercised options and other equity awards were terminated on March 7, 2013 upon the effectiveness of the Dissolution. Accordingly, none of our named executive officers had any outstanding equity awards as of July 31, 2014. No new equity awards will be issued.

Severance, Change of Control and Employment Agreements

Change of Control Agreements. Prior to the Asset Sale and the filing of our Certificate of Dissolution, we had entered into our standard form of change of control agreement with each of our executive officers that provided for severance compensation if such executive officer’s employment was terminated without cause or by the executive due to a constructive termination (in each case, as defined in the change of control agreement) within specified time periods following a “change of control” of the Company. The consummation of the Asset Sale and the approval of the Dissolution by our stockholders each constituted such a “change of control.” Pursuant to their respective change of control agreements, each of our executive officers was entitled to the following payments by the Company if his employment was terminated pursuant to a constructive termination or by Sycamore without cause within twenty-four months following the consummation of the Asset Sale or approval of the Dissolution:

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

Following his termination as President and Chief Executive Officer on December 20, 2013, Mr. Cormier became eligible to receive his change in control benefits. (See “Other Compensation” and associated footnotes in the Summary Compensation Table above for amounts paid in fiscal 2014 to Mr. Cormier pursuant to his change of control agreement).

Severance Agreements. Mr. Petrillo and the Company are parties to a Severance Pay Agreement. Pursuant to Mr. Petrillo’s Severance Pay Agreement, in the event of Mr. Petrillo’s involuntary termination, he will be entitled to receive certain benefits including (a) an amount equal to 12 months’ worth of his base salary, (b) continued paid coverage under the Company’s group health plans for 12 months after such termination, and (c) outplacement services at the Company’s expense for a period of 26 weeks.

Mr. Guerrera is also a party to a Severance Pay Agreement with the Company. Pursuant to Mr. Guerrera’s Severance Pay Agreement, in the event of Mr. Guerrera’s involuntary termination, he will be entitled to receive certain benefits including (a) an amount equal to 12 months’ worth of his base salary, and (b) outplacement services at the Company’s expense for a period of 26 weeks and (c) under certain circumstances, continued paid coverage under the Company’s group health plans for 12 months after such termination.

The benefits under Mr. Petrillo’s and Mr. Guerrera’s Severance Pay Agreements are generally consistent with the benefits that they would have been eligible to receive under the Company’s Separation Pay Plan for United States-based full-time employees, which was terminated by the Board in March of 2014.

Retention Agreements. Prior to his appointment as President and General Counsel in December 2013, Mr. Guerrera became a party to a Retention Bonus Agreement with the Company. Pursuant to Mr. Guerrera’s Retention Bonus Agreement, if certain conditions set forth therein are met (including his continued employment through the applicable date), Mr. Guerrera is entitled to receive retention bonuses of $30,000 on each of March 7, 2014, March 7, 2015 and March 7, 2016.

During fiscal 2014, the Board elected to convert Mr. Petrillo’s target incentive bonus for the third and fourth quarters of fiscal 2014 into a Retention Bonus Agreement. Pursuant to Mr. Petrillo’s Retention Bonus Agreement, Mr. Petrillo will be entitled to receive a retention bonus of $26,000 on the earlier of (a) the date of his involuntary termination by the Board without Cause (as defined in Mr. Petrillo’s Retention Bonus Agreement) or (b) October 31, 2014.

Director Compensation

The following table shows the fiscal 2014 compensation information for our directors who served during such period.

Non-Employee Director Compensation for Fiscal 2014

Name	Fees Earned or Paid in Cash(1) ($)		Option Awards(2) ($)	All Other Compensation ($)	Total ($)
Daniel E. Smith	36,000	(3)	—	—	36,000
Alan R. Cormier	21,560	(4)	—	—	21,560
Robert E. Donahue(5)	36,000		—	—	36,000

(1)	Reflects amounts earned by our directors for their fiscal 2014 service on the Board, regardless of when the amounts were paid. Commencing on April 1, 2013, each non-employee director of the Company receives an annual retainer of $36,000, paid on a quarterly basis, for the director’s service on the Board.
(2)	No option awards were granted to our directors during the fiscal year ended July 31, 2014. All outstanding and unexercised options were terminated on March 7, 2013 upon the filing of the Certificate of Dissolution.
(3)	Represents fees paid to Mr. Smith for his service as a non-employee director in fiscal 2014. In accordance with the terms of Mr. Smith’s change of control agreement with the Company, the Company paid $20,081 for group health insurance coverage on behalf of Mr. Smith in fiscal 2014. Those payments were made pursuant to the terms of Mr. Smith’s change of control agreement with the Company, not in connection with Mr. Smith’s service as a director of the Company, and, accordingly, are not included in the table above.

(4)	Represents fees paid to Mr. Cormier for his service as a non-employee director in fiscal 2014. Prior to his depature as an officer of the Company on December 20, 2013, Mr. Cormier did not receive any additional compensation for his service as a director. The compensation received by Mr. Cormier for his service as an employee of the Company is shown in the Summary Compensation Table above.
(5)	On October 21, 2014, Mr. Donahue tendered his resignation from the Board, effective as of the close of business on October 27, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of September 30, 2014, with respect to beneficial ownership of our common stock by: (i) each person who, to our knowledge, beneficially owned more than 5% of the shares of our common stock outstanding as of such date, (ii) each of our current directors, (iii) our named executive officers identified in the Summary Compensation Table set forth above and (iv) all directors and executive officers as a group.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise noted in the footnotes below, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of its common stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of shares of Common Stock outstanding is based on 28,882,093 shares of Common Stock outstanding as of September 30, 2014.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding
Daniel E. Smith(2)	3,763,039	13.0
Alan R. Cormier	20		*
Anthony J. Petrillo	227		*
David Guerrera	0		*
Robert E. Donahue	0		*
Platyko Partners, LP(2)	2,112,500	7.3
Gururaj Deshpande(3)	4,571,280	15.9
Poplar Point Management LLC(4)	3,147,783	10.9
Farallon Capital Management, L.L.C.(5)	2,745,000	9.5
Sparta Group MA LLC(3)	4,567,440	15.8
All current executive officers and directors as a group (5 persons)	3,763,286	13.0

*	Less than 1% of the total number of outstanding shares of Common Stock.
(1)	Except as otherwise noted, the address of each person is: c/o Sycamore Networks, Inc., 300 Brickstone Square, Suite 201, Andover, Massachusetts 01810.
(2)	Consists of 573,039 shares owned by Mr. Smith directly, 1,077,500 shares that Mr. Smith owns jointly with his wife, Elizabeth Riley, and 2,112,500 shares held by Platyko Partners, L.P., of which Mr. Smith and his wife serve as general partners.
(3)	Includes 4,567,440 shares held by Sparta Group MA LLC Series 4 and 3,840 shares held by the Gururaj Deshpande Grantor Retained Annuity Trust (the “Annuity Trust”). Mr. Deshpande and his wife, Jaishree Deshpande, serve as managers of Sparta Group MA LLC and share voting and investment power over the Common Stock held by Sparta Group MA LLC Series 4. Jaishree Deshpande serves as trustee of the Annuity Trust and exercises sole voting and investment power over the Sycamore shares held therein. Mr. Deshpande disclaims beneficial ownership of the shares held by the Annuity Trust. The address for Sparta Group MA LLC Series 4 is 92 Montvale Ave., Suite 2500, Stoneham, MA 02180.
(4)	Based solely on a Schedule 13G/A filed on June 23, 2014, Poplar Point Capital Management LLC (“Poplar Point”), as of June 17, 2014, was the beneficial owner of 3,147,783 shares of our Common Stock.

According to the Schedule 13G/A, Poplar Point Capital Management LLC and Poplar Point Capital Partners LP have shared voting and dispositive power with respect to the shares. The address of Poplar Point is c/o Poplar Point Capital Management LLC, 840 Hinckley Road, Suite 221, Burlingame, CA 94010.
(5)	Based solely on a Schedule 13G filed on January 13, 2014, includes 638,519 shares of Common Stock held by Farallon Capital Partners, L.P., 711,300 shares of Common Stock held by Farallon Capital Institutional Partners, L.P., 56,700 shares of Common Stock held by Farallon Capital Institutional Partners II, L.P., 76,700 shares of Common Stock held by Farallon Capital Institutional Partners III, L.P., 1,025,700 shares of Common Stock held by Farallon Capital Offshore Investors II, L.P., 40,900 shares of Common Stock held by Farallon Capital (AM) Investors, L.P., 134,881 shares of Common Stock held by Farallon Capital AA Investors, L.P., and 60,300 shares of Common Stock held by Farallon Capital Management, L.L.C. (collectively, the “Farallon Funds”). The address for the reporting persons is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 2100, San Francisco, CA 94111.

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

Certain Relationships and Related Transactions

In July 2000, we made an investment of $2.2 million in Tejas. Our former Chairman of the Board, Mr. Gururaj Deshpande, also serves as the chairman of the board of directors of Tejas and owns approximately 17% of the equity interests in Tejas. We have no obligation to provide any additional funding to Tejas. We did not conduct any transactions with Tejas during the fiscal year ended July 31, 2014. Following the filing of the Certificate of Dissolution, Mr. Deshpande resigned from the Board, effective April 1, 2013, but continues to beneficially own approximately 16% of the shares of Common Stock.

All transactions involving the Company and its officers, directors, principal stockholders and their affiliates, including those since our initial public offering, were approved by the Audit Committee or the Board (including, in the case of the Board, a majority of the disinterested directors on the Board at the time). Any related party transactions in the future will be reviewed and approved by the Board and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Indemnification of Officers and Directors

We have entered into our standard form of indemnification agreement with each of our directors and executive officers, which is in addition to the indemnification provided for in our amended and restated certificate of incorporation, as amended. The Plan of Dissolution also provides that we continue to indemnify our directors and executive officers in accordance with such agreements and our amended and restated certificate of incorporation, as amended. The indemnification agreements, among other things, provide for indemnification of our directors and executive officers for a number of expenses, including attorneys’ fees and other related expenses, as well as certain judgments, fines, penalties and settlement amounts incurred by any such person in any action, suit or proceeding, including any action by or in the right of the Company, arising out of such person’s services as a director or executive officer of the Company or any other company or enterprise to which the person provided services at our request. During the Dissolution period, we intend to continue to indemnify each of our current and former directors and executive officers to the extent permitted under Delaware law, our amended and restated certificate of incorporation, as amended, and the indemnification agreements. Sycamore has also continued to maintain directors’ and officers’ coverage since the filing of the Certificate of Dissolution, and currently intends to maintain such coverage through the end of the Dissolution Period.

Director Independence

As of July 31, 2014, the Board consisted of Alan R. Cormier, Daniel E. Smith and Robert E. Donahue. The Board has determined that Mr. Donahue has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and that he is an independent director under the standards set by the Board and the listing standards of NASDAQ and applicable laws and regulations.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended July 31, 2014 and July 31, 2013:

Fee Category	Fiscal 2014 Fees	Fiscal 2013 Fees
Audit Fees	$226,500	$534,200
Audit-Related Fees	—	11,800
Tax Fees	75,000	155,743

Total Fees	$301,500	$701,743

Audit Fees. Consists of the aggregate fees billed for professional services rendered for the integrated audit of our financial statements and of our internal control over financial reporting for the fiscal years ended July 31, 2014 and July 31, 2013, and for reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees. Consists of the aggregate fees billed for professional services rendered for audit-related services including consultations on other financial accounting and reporting related matters for the fiscal year ended July 31, 2013.

Tax Fees. Consists of the aggregate fees billed for professional services relating to tax compliance and other tax services including tax planning and advisory services for the fiscal years ended July 31, 2014 and July 31, 2013.

Pre-Approval Policy

The Board’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. All of the estimates for audit, audit-related fees and tax fees for fiscal 2014 and 2013 were pre-approved by either the Audit Committee or the Board, as applicable.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

The financial statements listed in the accompanying Index to Consolidated Financial Statements on page 23 are filed as part of this report.

2.	Financial Statement Schedules

None

3.	Exhibits

Number	Exhibit Description

2.1	Asset Purchase and Sale Agreement, dated October 23, 2012, by and between Sycamore Networks, Inc. and Sunrise Acquisition Corp (9)

2.2	Plan of Complete Liquidation and Dissolution adopted by the Board of Directors of Sycamore Networks, Inc. on October 22, 2012 (10)

2.3	Non-Competition and Non-Solicitation Agreement, dated January 31, 2013, by and between Sycamore Networks, Inc. and Sycamore Networks Solutions, Inc. (f/k/a Sunrise Acquisition Corp.) (11)

2.4	Patent Sale Agreement by and between Dragon Intellectual Property, LLC and Sycamore Networks, Inc. dated January 31, 2014 (14)

2.5	Patent Sale Agreement by and between Citrix Systems, Inc. and Sycamore Networks, Inc. dated May 21, 2014 (15)

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (7)

3.5	Amended and Restated By-Laws of the Company (5)

4.1	Specimen Common Stock Certificate (8)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)(7)

4.3	Certificate of Dissolution, as filed by Sycamore Networks, Inc. with the Secretary of State of the State of Delaware on March 7, 2013 (12)

*10.1

Form of Indemnification Agreement between Sycamore, the Directors of Sycamore Networks, Inc.

and Executive Officers of Sycamore Networks, Inc., dated as of November 17, 1999, October 15, 2002, October 5, 2004, January 11, 2005, September 6, 2007, August 1, 2007, November 13, 2007 or December 11, 2007 (1)

*10.2	Form of Amended Change of Control Agreement between Sycamore Networks, Inc. and Executive Officers of Sycamore Networks, Inc. dated as of December 18, 2008 (6)

*10.3	Letter Agreement between Sycamore Networks, Inc. and Alan Cormier (4)

Number	Exhibit Description

10.4	Services Consulting Agreement by and between Sycamore Networks, Inc. and Paul F. Brauneis dated March 29, 2013 (13)

10.5	Services Consulting Agreement by and between Sycamore Networks, Inc. and Kevin J. Oye dated March 29, 2013 (13)

10.6	Retention Bonus Agreement by and between Sycamore Networks, Inc. and Alan R. Cormier dated March 29, 2013 (13)

10.7	Retention Bonus Agreement by and between Sycamore Networks, Inc. and Anthony Petrillo dated March 29, 2013 (13)

10.8	Severance Pay Agreement by and between Sycamore Networks, Inc. and Anthony Petrillo dated March 29, 2013 (13)

*10.9	Services Consulting Agreement by and between Sycamore Networks, Inc. and Alan R. Cormier dated December 20, 2013 (16)

*10.10	Retention Bonus Agreement by and between Sycamore Networks, Inc. and David Guerrera dated April 15, 2013 (16)

*10.11	Severance Pay Agreement by and between Sycamore Networks, Inc. and David Guerrera dated April 15, 2013 (16)

10.12	Purchase and Sale Agreement by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC dated October 10, 2014 (17)

21.1	List of Subsidiaries

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase

100.DEF	XBRL Taxonomy Extension Definition Linkbase

100.LAB	XBRL Taxonomy Extension Label Linkbase

100.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 1999 filed with the Commission on December 13, 1999.
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630) filed with the Commission on February 17, 2000, as amended.
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Commission on March 13, 2001.

(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 29, 2005 filed with the Commission on February 25, 2005.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Commission on November 28, 2007.
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Commission on December 23, 2008.
(7)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Commission on December 21, 2009.
(8)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2010 filed with the Commission on September 24, 2010.
(9)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(10)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 29, 2012.
(11)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2013.
(12)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013.
(13)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.
(14)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2014.
(15)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2014.
(16)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2013.
(17)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014.
*	Denotes a management contract or compensatory plan or arrangement.

(b)	Exhibits

The Company hereby files as part of this Form 10-K the exhibits listed in the Exhibit Index beginning on page 60.

(c)	Financial Statement Schedules:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Chelmsford, Commonwealth of Massachusetts, on this 27th day of October 2014.

SYCAMORE NETWORKS, INC.

By:	/s/ David Guerrera
David Guerrera
President, General Counsel and Secretary

POWER OF ATTORNEY AND SIGNATURES

Know all persons by these presents, that each person whose signature appears below constitutes and appoints David Guerrera and Anthony J. Petrillo his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID GUERRERA David Guerrera	President, General Counsel and Secretary	October 27, 2014

/S/ ANTHONY J. PETRILLO Anthony J. Petrillo	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	October 27, 2014

/S/ ALAN R. CORMIER Alan R. Cormier	Director	October 27, 2014

/S/ ROBERT E. DONAHUE Robert E. Donahue	Director	October 27, 2014

/S/ DANIEL E. SMITH Daniel E. Smith	Director	October 27, 2014