Form 10-Q
period 2014-10-25
SYCAMORE NETWORKS INC
filed 2014-12-04
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 25, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 000-27273

SYCAMORE NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3410558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Brickstone Square, Suite 201

Andover, Massachusetts 01810

(Address of principal executive offices)

(Zip code)

(978) 662-5245

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

The number of shares outstanding of the registrant’s Common Stock as of November 13, 2014 was 28,882,093.

Sycamore Networks, Inc.

Part I.	Financial Information

Item 1.	Financial Statements

Sycamore Networks, Inc.

Consolidated Statement of Net Assets in Liquidation

(in thousands, except per share data)

(unaudited)

	October 25, 2014	July 31, 2014
Assets

Cash and cash equivalents	$11,926	$12,241
Land	2,500	2,500
Other assets	101	47

Total assets	14,527	14,788

Liabilities and Net Assets

Accounts payable	110	—
Accrued expenses	47	44
Reserve for estimated costs during the Dissolution period	3,000	3,462
Other liabilities	1,786	1,786

Total liabilities	4,943	5,292

Net assets in liquidation	$9,584	$9,496

Shares outstanding	28,882	28,882

Net assets in liquidation per share	$0.33	$0.33

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statement of Changes in Net Assets (Liquidation Basis)

For the three months ended October 25, 2014 and October 26, 2013

(in thousands)

(unaudited)

Three months ended October 25, 2014
Net assets in liquidation as of July 31, 2014	$9,496

Change in estimated realizable value of assets and liabilities:

Decrease in estimated costs during the Dissolution period	20
Increase in estimated realizable value for other assets	68

Net assets in liquidation as of October 25, 2014	$9,584

Three months ended October 26, 2013
Net assets in liquidation as of July 31, 2013	$13,637

Change in estimated net realizable value of assets and liabilities:

None	—

Net assets in liquidation as of October 26, 2013	$13,637

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

As a result of the completion of the Asset Sale and the Company’s previously announced halting of further development and marketing in connection with the IQstream Business, the Company no longer has any operating assets or revenue. Since the filing of the Certificate of Dissolution, the Company has been operating in accordance with the Plan of Dissolution, which contemplates an orderly wind down of the Company’s business, including the sale or monetization of the Company’s remaining non-cash assets and the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims. As of October 25, 2014, the Company had two remaining employees.

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

During the fourth quarter of fiscal 2014, the Company received notice of a potential betterment fee that could be assessed against the Tyngsborough Land in connection with a public sewer project proposed by the Town of Tyngsborough (the “Potential Betterment Assessment”). On October 2, 2014, the sewer commission of the Town of Tyngsborough provided the Company with an estimate of the potential betterment fee relating to the Tyngsborough Land in the amount of approximately $3.47 million. At a Special Town Meeting held on October 8, 2014, the Town of Tyngsborough voted against proceeding with the sewer project. Although the Town of Tyngsborough voted against proceeding with the sewer project at that time, the Company cannot provide any assurance that the Town of Tyngsborough will not pursue a similar project in the future, nor can the Company provide any assurance as to the impact of such a project on the value of the Tyngsborough Land.

On October 10, 2014, the Company entered into a Purchase and Sale Agreement relating to the Tyngsborough Land (the “Purchase Agreement”) with Princeton Tyngsborough Commons, LLC (“Tyngsborough Commons”) for a total purchase price of $2.5 million. Of the total purchase price, amounts totaling $100,000 have been deposited with an escrow agent as nonrefundable deposits to be credited to the purchase price at closing. The Purchase Agreement contains customary provisions relating to, among other things, the condition of the title to the Tyngsborough Land, environmental conditions, representations and warranties, obligations of the parties prior to closing and apportionment of taxes. The Company’s representations and warranties and obligations under the Purchase Agreement will survive the closing for a period of six months, and under no circumstances will the Company be liable to Tyngsborough Commons for more than $75,000 in the aggregate for any breaches of such representations and warranties or obligations. If the closing occurs, Tyngsborough Commons will be solely responsible for any and all costs related to the Potential Betterment Assessment. In addition, following the closing, Tyngsborough Commons intends to sell a portion of the Tyngsborough Land to a third party buyer. In no event will the Company be bound by the terms of any agreement with respect to such sale, provided that, in the event Tyngsborough Commons fails to fulfill its obligations under the Purchase Agreement, the Company may in its sole discretion require an assignment to the Company of Tyngsborough Commons’s rights under any such agreement.

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

On July 29, 2014, the Company paid a liquidating cash distribution to stockholders of $0.24 per share of Common Stock, or $6.93 million in the aggregate. The Board declared this distribution after the Delaware Court of Chancery, on July 2, 2014, granted the Company’s petition for a determination that, among other things, the amount set forth in the petition to be retained by the Company for anticipated wind down costs and expenses and for contingent and unknown liabilities and other possible charges and expenses is sufficient to be retained pursuant to Section 280(c) of the General Corporation Law of the State of Delaware. In accordance with the petition, any portion of the retained amount that is not required to cover wind down costs, charges, expenses or liabilities may be distributed from time to time to the Company’s stockholders in the discretion of the Board in accordance with its fiduciary duties.

Until the completion of the Dissolution, the Company will continue to pursue the liquidation to cash of its remaining non-cash assets for possible distribution to our stockholders. There can be no assurance as to the amount of consideration the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur. Subject to uncertainties inherent in the winding up of the Company’s business, the Company may make one or more additional liquidating distributions following the liquidation to cash of our non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders, and no assurance can be given that the distributions will equal or exceed our estimate of net assets presented in the Company’s Consolidated Statement of Net Assets. The Company will continue to analyze its estimates of liquidation expenses on an ongoing basis, and determine whether further distributions of assets to its stockholders are appropriate at such times.

2. Basis of Presentation

The accompanying financial data has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014, as filed with the SEC on October 27, 2014.

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

On March 24, 2013, following the Company’s filing of the Certificate of Dissolution, the Company adopted the liquidation basis of accounting. See Note 3 to the Consolidated Financial Statements, “Liquidation Basis of Accounting,” for further information regarding the Company’s adoption of the liquidation basis of accounting.

3. Liquidation Basis of Accounting

Net assets in liquidation were $9.58 million and $9.50 million as of October 25, 2014 and July 31, 2014, respectively.

As of October 25, 2014, assets consisted of cash and cash equivalents of $11.93 million, the Tyngsborough Land valued at $2.5 million and other assets of $0.10 million. Based on our current best estimate of the realizable value of the Company’s remaining assets relating to the IQstream Business and the Company’s investment in Tejas, we have assigned no value to these assets for purposes of the Statement of Net Assets.

As of October 25, 2014, liabilities consisted of accounts payable of $0.11 million, accrued expenses of $0.05 million, our reserve for estimated costs during the Dissolution period of $3.0 million and other liabilities of $1.79 million. For additional information concerning other liabilities, see Note 5. “Income Taxes.”

The Company accrued estimated costs expected to be incurred in carrying out the Plan of Dissolution. Under Delaware law, the Dissolution period will last for a minimum of three years from the filing of the Certificate of Dissolution, or until March 7, 2016. The Company was required to make certain estimates and exercise judgment in determining the accrued costs of liquidation as of October 25, 2014 and July 31, 2014.

The table below summarizes the reserve for estimated costs during the Dissolution period as of October 25, 2014 and July 31, 2014 (in thousands):

	October 25, 2014	July 31, 2014
Compensation	$894	$1,004
Professional fees	978	1,154
Other expenses associated with wind down activities	942	1,010
Insurance	186	294

	$3,000	$3,462

Net assets in liquidation increased $0.08 million during the first quarter of fiscal 2015 primarily as a result of an increase in other assets related to a miscellaneous receivable and changes in estimates of other expenses associated with wind down activities.

4. Cash Equivalents and Marketable Securities

Cash equivalents are short-term, highly liquid investments with original or remaining maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. As of October 25, 2014 and July 31, 2014, aggregate cash and cash equivalents consisted of (in thousands):

October 25, 2014:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$11,926	$—	$—	$11,926

Total	$11,926	$—	$—	$11,926

July 31, 2014:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$12,241	$—	$—	$12,241

Total	$12,241	$—	$—	$12,241

5. Income Taxes

The Company is currently open to audit under statutes of limitation by the Internal Revenue Service, various foreign jurisdictions, and state jurisdictions for the fiscal years ended July 31, 2008 through July 31, 2014. However, limited adjustments can be made to federal and state tax returns in earlier years in order to reduce net operating loss carryforwards.

As of October 25, 2014 and July 31, 2014, the Company had a liability of $1.79 million for taxes, interest and penalties for unrecognized tax benefits related to various foreign income tax matters. If recognized, the entire amount would impact the Company’s effective tax rate. As of October 25, 2014 and July 31, 2014, the Company had $0.6 million accrued for interest and penalties related to uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international and state income taxes. This liability is subject to change, perhaps materially.

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

The occurrence of ownership changes, as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), is not controlled by the Company, and could significantly limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income. The Company completed an updated Section 382 study for the period April 2006 through July 31, 2011 and the results of this study showed that no ownership change within the meaning of the Code had occurred from April 2006 through July 31, 2011. The Company has not, however, conducted a Section 382 study for any periods after July 31, 2011 and, accordingly, the Company cannot provide any assurance that an ownership change within the meaning of the Code has not occurred since that date.

6. Commitments and Contingencies

Litigation

None.

Guarantees

The Company’s guarantees requiring disclosure consist of its indemnification obligations for officers and directors and for other claims.

Prior to the Asset Sale and the Dissolution, in the normal course of business, the Company agreed to indemnify other parties, including customers, lessors and parties to other transactions with the Company with respect to certain matters. Historically, payments made by the Company under these agreements had not had a material impact on the Company’s operating results or financial position. Furthermore, most of these obligations were assumed by Buyer in connection with the Asset Sale. Accordingly, the Company has not recorded a liability for these agreements as of October 25, 2014 or July 31, 2014, as the Company believes the exposure for any related payments is not material.

We have entered into our standard form of indemnification agreement with each of our directors and executive officers, which is in addition to the indemnification provided for in our amended and restated certificate of incorporation, as amended. The Plan of Dissolution also provides that we continue to indemnify our directors and executive officers in accordance with such agreements and our amended and restated certificate of incorporation, as amended. The indemnification agreements, among other things, provide for indemnification of our directors and executive officers for a number of expenses, including attorneys’ fees and other related expenses, as well as certain judgments, fines, penalties and settlement amounts incurred by any such person in any action, suit or proceeding, including any action by or in the right of the Company, arising out of such person’s service as a director or executive officer of the Company or any other company or enterprise to which the person provided services at our request. The Company did not incur any expense under these arrangements during the first quarter of fiscal 2015 or fiscal 2014. Due to the Company’s inability to estimate liabilities in connection with these agreements, if and when they might be incurred, the Company has not recorded any liability for these agreements as of October 25, 2014 or July 31, 2014. During the Dissolution period, we intend to continue to indemnify each of our current and former directors and executive officers to the extent permitted under Delaware law, our amended and restated certificate of incorporation, as amended, and the indemnification agreements. The Company has also continued to maintain directors’ and officers’ insurance coverage since the filing of the Certificate of Dissolution, and intends to maintain such coverage through the end of the Dissolution period.

7. Fair Value Measurements

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of the Company measured at fair value on a recurring basis as of October 25, 2014, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	October 25, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash and Cash Equivalents	$11,926	$11,926	$—	$—

Total assets	$11,926	$11,926	$—	$—

Cash and Cash Equivalents

Cash and cash equivalents of $11.93 million consisting of money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

8. Subsequent Events

On December 4, 2014, the Board approved the termination of employment of Anthony J. Petrillo as the Company’s Chief Financial Officer, effective as of the close of business on December 5, 2014. In connection with the termination of Mr. Petrillo’s employment with the Company, the Company entered into a Services Consulting Agreement with Mr. Petrillo on December 4, 2014, pursuant to which Mr. Petrillo, following the termination of his employment with the Company, will provide certain financial consulting and other services to the Company relating to the wind down (the “Consulting Agreement”). Under the terms of the Consulting Agreement, Mr. Petrillo will be entitled to receive $2,500 per month, and he will continue to serve as the Company’s Principal Financial Officer and Treasurer on a non-employee basis. Amounts expected to be paid under this consulting agreement are included in the Company’s estimated future compensation cost in the reserve for estimated costs during the Dissolution period as of October 25, 2014.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, we wish to caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including, without limitation, those risks and uncertainties discussed under the heading “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014, as filed with the U.S. Securities and Exchange Commission (“SEC”) on October 27, 2014. The information discussed in this report should be read in conjunction with our Annual Report on Form 10-K and other reports we file from time to time with the SEC. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.

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

Executive Summary

Prior to February 1, 2013, Sycamore Networks, Inc. (the “Company”) developed and marketed Intelligent Bandwidth Management solutions for fixed line and mobile network operators worldwide and provided services associated with such products (the “Intelligent Bandwidth Management Business”), and, prior to November 1, 2012, the Company also developed and marketed a mobile broadband optimization solution (the “IQstream Business”). As used in Management’s Discussion and Analysis, “Sycamore,” “we,” “us,” or “our” refers collectively to the Company and its subsidiaries.

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

As a result of the completion of the Asset Sale and the Company’s previously announced halting of further development and marketing in connection with the IQstream Business, the Company no longer has any operating assets or revenue. Since the filing of the Certificate of Dissolution, the Company has been operating in accordance with the Plan of Dissolution, which contemplates an orderly wind down of the Company’s business, including the sale or monetization of the Company’s remaining non-cash assets and the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims. As of October 25, 2014, the Company had two remaining employees.

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

During the fourth quarter of fiscal 2014, the Company received notice of a potential betterment fee that could be assessed against the Tyngsborough Land in connection with a public sewer project proposed by the Town of Tyngsborough (the “Potential Betterment Assessment”). On October 2, 2014, the sewer commission of the Town of Tyngsborough provided the Company with an estimate of the potential betterment fee relating to the Tyngsborough Land in the amount of approximately $3.47 million. At a Special Town Meeting held on October 8, 2014, the Town of Tyngsborough voted against proceeding with the sewer project. Although the Town of Tyngsborough voted against proceeding with the sewer project at that time, the Company cannot provide any assurance that the Town of Tyngsborough will not pursue a similar project in the future, nor can the Company provide any assurance as to the impact of such a project on the value of the Tyngsborough Land.

On October 10, 2014, the Company entered into a Purchase and Sale Agreement relating to the Tyngsborough Land (the “Purchase Agreement”) with Princeton Tyngsborough Commons, LLC (“Tyngsborough Commons”) for a total purchase price of $2.5 million. Of the total purchase price, amounts totaling $100,000 have been deposited with an escrow agent as nonrefundable deposits to be credited to the purchase price at closing. The Purchase Agreement contains customary provisions relating to, among other things, the condition of the title to the Tyngsborough Land, environmental conditions, representations and warranties, obligations of the parties prior to closing and apportionment of taxes. The Company’s representations and warranties and obligations under the Purchase Agreement will survive the closing for a period of six months, and under no circumstances will the Company be liable to Tyngsborough Commons for more than $75,000 in the aggregate for any breaches of such representations and warranties or obligations. If the closing occurs, Tyngsborough Commons will be solely responsible for any and all costs related to the Potential Betterment Assessment. In addition, following the closing, Tyngsborough Commons intends to sell a portion of the Tyngsborough Land to a third party buyer. In no event will the Company be bound by the terms of any agreement with respect to such sale, provided that, in the event Tyngsborough Commons fails to fulfill its obligations under the Purchase Agreement, the Company may in its sole discretion require an assignment to the Company of Tyngsborough Commons’s rights under any such agreement.

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

On July 29, 2014, the Company paid a liquidating cash distribution to stockholders of $0.24 per share of Common Stock, or $6.93 million in the aggregate. The Board declared this distribution after the Delaware Court of Chancery, on July 2, 2014, granted the Company’s petition for a determination that, among other things, the amount set forth in the petition to be retained by the Company for anticipated wind down costs and expenses and for contingent and unknown liabilities and other possible charges and expenses is sufficient to be retained pursuant to Section 280(c) of the General Corporation Law of the State of Delaware. In accordance with the petition, any portion of the retained amount that is not required to cover wind down costs, charges, expenses or liabilities may be distributed from time to time to the Company’s stockholders in the discretion of the Board in accordance with its fiduciary duties.

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

On December 4, 2014, the Board approved the termination of employment of Anthony J. Petrillo as the Company’s Chief Financial Officer, effective as of the close of business on December 5, 2014. Mr. Petrillo will continue to serve as the Company’s Principal Financial Officer and Treasurer, but will do so on a non-employee basis. For more information, see Part II, Item 5, “Other Information.”

Until the completion of the Dissolution, the Company will continue to pursue the liquidation to cash of its remaining non-cash assets for possible distribution to our stockholders. There can be no assurance as to the amount of consideration the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur. Subject to uncertainties inherent in the winding up of the Company’s business, the Company may make one or more additional liquidating distributions following the liquidation to cash of our non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders, and no assurance can be given that the distributions will equal or exceed our estimate of net assets presented in the Company’s Consolidated Statement of Net Assets. The Company will continue to analyze its estimates of liquidation expenses on an ongoing basis, and determine whether further distributions of assets to its stockholders are appropriate at such times.

Net Assets in Liquidation and Changes in Net Assets

Net assets in liquidation were $9.58 million and $9.50 million as of October 25, 2014 and July 31, 2014, respectively.

Net assets in liquidation increased $0.08 million during the first quarter of fiscal 2015 primarily as a result of an increase in other assets related to a miscellaneous receivable and changes in estimates of other expenses associated with wind down activities.

Based on management’s current best estimate of the realizable value of the Company’s remaining assets relating to the IQstream Business and the Company’s investment in Tejas, the Company has assigned no value to these assets for purposes of the Statement of Net Assets.

During the remainder of the Dissolution period, the Company will continue to pursue the liquidation to cash of its remaining non-cash assets for possible distribution to our stockholders. There can be no assurance as to the amount of consideration the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur. Subject to uncertainties inherent in the winding up of the Company’s business, we may make one or more additional liquidating distributions following the liquidation to cash of our non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which may ultimately be distributed to Company stockholders, and no assurance can be given that such distributions, if made, will equal or exceed the estimate of net assets presented in the Company’s Consolidated Statement of Net Assets.

Critical Accounting Policies and Estimates

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014 describes the significant accounting estimates and policies used in the preparation of the financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies during the first quarter of fiscal 2015.

Liquidity and Capital Resources

Total cash and cash equivalents were $11.93 million as of October 25, 2014, compared to $12.24 million as of July 31, 2014.

Cash and cash equivalents decreased by $0.31 million during the first quarter of fiscal 2015. During the first quarter of fiscal 2015, the Company paid $0.32 million in costs related to the Plan of Dissolution. During that same period, the Company received $0.01 million related to other assets.

During the remainder of the Dissolution period, the Company will continue to pursue the liquidation to cash of its remaining non-cash assets, which primarily consist of the Tyngsborough Land, certain technology and equipment relating to the IQstream Business, and our investment in Tejas, for possible distribution to our stockholders. There can be no assurance as to the amount of consideration, if any, the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our President and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 25, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

Changes in Internal Control over Financial Reporting. During the quarter ended October 25, 2014, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014, as filed with the SEC on October 27, 2014 (our “Annual Report on Form 10-K”). There have been no material changes to our risk factors from those previously disclosed in our Annual Report on Form 10-K. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not: (1) publicly announced any programs to repurchase, or repurchased, any shares of Common Stock; or (2) sold, within the last three years, Company securities that were not registered under the Securities Act of 1933, as amended.

Item 5.	Other Information

On December 4, 2014, the Board approved the termination of employment of Anthony J. Petrillo as the Company’s Chief Financial Officer, effective as of the close of business on December 5, 2014. In connection with the termination of Mr. Petrillo’s employment with the Company, the Company entered into a Services Consulting Agreement with Mr. Petrillo on December 4, 2014, pursuant to which Mr. Petrillo, following the termination of his employment with the Company, will provide certain financial consulting and other services to the Company relating to the wind down (the “Consulting Agreement”). Under the terms of the Consulting Agreement, Mr. Petrillo will be entitled to receive $2,500 per month, and he will continue to serve as the Company’s Principal Financial Officer and Treasurer on a non-employee basis.

Pursuant to the Severance Pay Agreement, dated March 29, 2013, by and between the Company and Mr. Petrillo (the “Severance Pay Agreement”), Mr. Petrillo, following the receipt by the Company of a release satisfactory to it, will be entitled to receive certain benefits pursuant to his Severance Pay Agreement in connection with the termination of his employment, including an amount equal to 12 months’ worth of his base salary and outplacement services at the Company’s expense for a period of six months. Mr. Petrillo will also be eligible to receive continued paid coverage under his individual health plan for 12 months after his termination.

The foregoing descriptions of the Consulting Agreement and the Severance Pay Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of, respectively, the Consulting Agreement, which is filed as Exhibit 10.3 hereto and is incorporated herein by reference, and the Severance Pay Agreement, which is filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on April 1, 2013 and is incorporated herein by reference.

Item 6. Exhibits

Exhibits:

(a) List of Exhibits

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (6)

3.5	Amended and Restated By-Laws of the Company (4)

4.1	Specimen common stock certificate (7)

4.2	See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)(4)(6)

4.3	Certificate of Dissolution, as filed by Sycamore Networks, Inc. with the Secretary of State of the State of Delaware on March 7, 2013 (5)

10.1	Severance Pay Agreement, dated March 29, 2013, by and between Sycamore Networks, Inc. and Anthony Petrillo (1)

10.2	Purchase and Sale Agreement, dated October 10, 2014, by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC (8)

10.3	Services Consulting Agreement, dated December 5, 2014, by and between Sycamore Networks, Inc. and Anthony Petrillo

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630) filed with the Securities and Exchange Commission on February 17, 2000.
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Securities and Exchange Commission on November 28, 2007.

(5)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013.
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009.
(7)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010 filed with the Securities and Exchange Commission on September 24, 2010.
(8)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sycamore Networks, Inc.

/s/ Anthony J. Petrillo

Anthony J. Petrillo
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: December 4, 2014