Form 10-Q
period 2015-01-24
SYCAMORE NETWORKS INC
filed 2015-03-09
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 24, 2015

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

The number of shares outstanding of the registrant’s Common Stock as of March 3, 2015 was 28,882,093.

Sycamore Networks, Inc.

Part I.  Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Consolidated Statement of Net Assets in Liquidation

(in thousands, except per share data)

(unaudited)

	January 24, 2015	July 31, 2014
Assets
Cash and cash equivalents	$11,358	$12,241
Land	2,500	2,500
Other assets	36	47

Total assets	13,894	14,788

Liabilities and Net Assets
Accounts payable	31	—
Accrued expenses	47	44
Reserve for estimated costs during the Dissolution period	2,457	3,462
Other liabilities	1,786	1,786

Total liabilities	4,321	5,292

Net assets in liquidation	$9,573	$9,496

Shares outstanding	28,882	28,882

Net assets in liquidation per share	$0.33	$0.33

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statement of Changes in Net Assets (Liquidation Basis)

For the three and six months ended January 24, 2015 and January 25, 2014

(in thousands)

(unaudited)

	Three months ended January 24, 2015	Six months ended January 24, 2015
Net assets in liquidation at beginning of period	$9,584	$9,496
Change in estimated realizable value of assets and liabilities:
Decrease (increase) in estimated costs during the Dissolution period	(14)	6
Increase in estimated realizable value for other assets	3	71

Net assets in liquidation as of January 24, 2015	$9,573	$9,573

	Three months ended January 25, 2014	Six months ended January 25, 2014
Net assets in liquidation at beginning of period	$13,637	$13,637
Change in estimated net realizable value of assets and liabilities:
Increase in estimated costs during the Dissolution period	(184)	(184)
Increase in estimated net realizable value for other assets	47	47
Increase in estimated net realizable value for other receivable	1,107	1,108
Increase in estimated net realizable value for patents	2,000	2,000

Net assets in liquidation as of January 25, 2014	$16,607	$16,607

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

On December 4, 2014, the Board approved the termination of employment of Anthony J. Petrillo as the Company’s Chief Financial Officer, effective as of the close of business on December 5, 2014. Following the termination of his employment with the Company, Mr. Petrillo has provided certain financial consulting and other services to the Company relating to the wind down pursuant to a Services Consulting Agreement, and he continues to serve as the Company’s Principal Financial Officer and Treasurer on a non-employee basis. As of January 24, 2015, the Company had one remaining employee.

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

On October 10, 2014, the Company entered into a Purchase and Sale Agreement relating to the Tyngsborough Land (the “Purchase Agreement”) with Princeton Tyngsborough Commons, LLC (“Tyngsborough Commons”) for a total purchase price of $2.5 million. On February 24, 2015, the Company and Tyngsborough Commons entered into an amendment to the Purchase Agreement providing for, among other things, an extension of the closing date to on or before March 27, 2015, subject to the satisfaction or waiver of the conditions contained in the Purchase Agreement, and for Tyngsborough Commons to deposit an additional $100,000 with the escrow agent to be credited to the purchase price at closing. The terms of the Purchase Agreement, as amended, provide that in the event that Tyngsborough Commons defaults on its obligation to complete the transaction, the Company will retain the entire amount of the deposits. As of February 26, 2015, amounts totaling $300,000 have been deposited with an escrow agent as nonrefundable deposits to be credited to the purchase price at closing. The Purchase Agreement contains customary provisions relating to, among other things, the condition of the title to the Tyngsborough Land, environmental conditions, representations and warranties, obligations of the parties prior to closing and apportionment of taxes. The Company’s representations and warranties and obligations under the Purchase Agreement will survive the closing for a period of six months, and under no circumstances will the Company be liable to Tyngsborough Commons for more than $75,000 in the aggregate for any breaches of such representations and warranties or obligations. If the closing occurs, Tyngsborough Commons will be solely responsible for any and all costs related to the Potential Betterment Assessment. In addition, following the closing, Tyngsborough Commons intends to sell a portion of the Tyngsborough Land to a third party buyer. In no event will the Company be bound by the terms of any agreement with respect to such sale, provided that, in the event Tyngsborough Commons fails to fulfill its obligations under the Purchase Agreement, the Company may in its sole discretion require an assignment to the Company of Tyngsborough Commons’s rights under any such agreement.

The Company currently expects to complete the sale on or about March 27, 2015 (unless an earlier date is agreed upon by the Company and Tyngsborough Commons). The Company is entitled to terminate the Purchase Agreement, as amended, if the closing does not take place on or before March 27, 2015. The closing of the sale is subject to certain conditions and obligations of the parties prior to closing, some of which are outside of the Company’s control and, accordingly, there can be no assurance when or if such closing will occur. If the Purchase Agreement is terminated, there can be no assurance of when, if ever, the Company will be able to sell the Tyngsborough Land. The inability to sell the Tyngsborough Land may delay the completion of the Company’s liquidation and related distributions to its stockholders.

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

Until the completion of the Dissolution, the Company will continue to pursue the liquidation to cash of our remaining non-cash assets for possible distribution to our stockholders. There can be no assurance as to the amount of consideration the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur. Subject to uncertainties inherent in the winding up of the Company’s business, the Company may make one or more additional liquidating distributions following the liquidation to cash of our non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders, and no assurance can be given that the distributions will equal or exceed our estimate of net assets presented in the Company’s Consolidated Statement of Net Assets. The Company will continue to analyze its estimates of liquidation expenses on an ongoing basis, and determine whether further distributions of assets to its stockholders are appropriate at such times.

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

3. Liquidation Basis of Accounting

Net assets in liquidation were $9.57 million and $9.50 million as of January 24, 2015 and July 31, 2014, respectively.

As of January 24, 2015, assets consisted of cash and cash equivalents of $11.36 million, the Tyngsborough Land valued at $2.5 million and other assets of $0.04 million. Based on our current best estimate of the realizable value of the Company’s remaining assets relating to the IQstream Business and the Company’s investment in Tejas, we have assigned no value to these assets for purposes of the Statement of Net Assets.

As of January 24, 2015, liabilities consisted of accounts payable of $0.03 million, accrued expenses of $0.05 million, our reserve for estimated costs during the Dissolution period of $2.46 million and other liabilities of $1.79 million. For additional information concerning other liabilities, see Note 5. “Income Taxes.”

The Company accrued estimated costs expected to be incurred in carrying out the Plan of Dissolution. Under Delaware law, the Dissolution period will last for a minimum of three years from the filing of the Certificate of Dissolution, or until March 7, 2016. The Company was required to make certain estimates and exercise judgment in determining the accrued costs of liquidation as of January 24, 2015 and July 31, 2014.

The table below summarizes the reserve for estimated costs during the Dissolution period as of January 24, 2015 and July 31, 2014 (in thousands):

	January 24, 2015	July 31, 2014
Compensation	$526	$1,004
Professional fees	876	1,154
Other expenses associated with wind down activities	869	1,010
Insurance	186	294

	$2,457	$3,462

For the three months ended January 24, 2015, net assets in liquidation decreased $0.01 million primarily as a result of an increase in expected compensation costs. For the six months ended January 24, 2015, net assets in liquidation increased $0.07 million primarily as a result of an increase in other assets related to a miscellaneous receivable and changes in estimates of other expenses associated with wind down activities and compensation costs.

4. Cash Equivalents and Marketable Securities

Cash equivalents are short-term, highly liquid investments with original or remaining maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. As of January 24, 2015 and July 31, 2014, aggregate cash and cash equivalents consisted of (in thousands):

January 24, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$11,358	$—	$—	$11,358

Total	$11,358	$—	$—	$11,358

July 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$12,241	$—	$—	$12,241

Total	$12,241	$—	$—	$12,241

5. Income Taxes

The Company is currently open to audit under statutes of limitation by the Internal Revenue Service, various foreign jurisdictions, and state jurisdictions for the fiscal years ended July 31, 2008 through July 31, 2014. However, limited adjustments can be made to federal and state tax returns in earlier years in order to reduce net operating loss carryforwards.

As of January 24, 2015 and July 31, 2014, the Company had a liability of $1.79 million for taxes, interest and penalties for unrecognized tax benefits related to various foreign income tax matters. As of January 24, 2015 and July 31, 2014, the Company had $0.6 million accrued for interest and penalties related to uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international and state income taxes. This liability is subject to change, perhaps materially.

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

Prior to the Asset Sale and the Dissolution, in the normal course of business, the Company agreed to indemnify other parties, including customers, lessors and parties to other transactions with the Company with respect to certain matters. Historically, payments made by the Company under these agreements had not had a material impact on the Company’s operating results or financial position. Furthermore, most of these obligations were assumed by Buyer in connection with the Asset Sale. Accordingly, the Company has not recorded a liability for these agreements as of January 24, 2015 or July 31, 2014, as the Company believes the exposure for any related payments is not material.

We entered into our standard form of indemnification agreement with each of our current and former directors and executive officers, which is in addition to the indemnification provided for in our amended and restated certificate of incorporation, as amended. The Plan of Dissolution also provides that we continue to indemnify such directors and executive officers in accordance with such agreements and our amended and restated certificate of incorporation, as amended. The indemnification agreements, among other things, provide for indemnification of such directors and executive officers for a number of expenses, including attorneys’ fees and other related expenses, as well as certain judgments, fines, penalties and settlement amounts incurred by any such person in any action, suit or proceeding, including any action by or in the right of the Company, arising out of such person’s service as a director or executive officer of the Company or any other company or enterprise to which the person provided services at our request. The Company did not incur any expense under these arrangements during the first six months of fiscal 2015 or fiscal 2014. Due to the Company’s inability to estimate liabilities in connection with these agreements, if and when they might be incurred, the Company has not recorded any liability for these agreements as of January 24, 2015 or July 31, 2014. During the Dissolution period, we intend to continue to indemnify each of our current and former directors and executive officers to the extent permitted under Delaware law, our amended and restated certificate of incorporation, as amended, and the indemnification agreements. The Company has also continued to maintain directors’ and officers’ insurance coverage since the filing of the Certificate of Dissolution, and intends to maintain such coverage through the end of the Dissolution period.

7. Fair Value Measurements

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of the Company measured at fair value on a recurring basis as of January 24, 2015, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	January 24, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and Cash Equivalents	$11,358	$11,358	$—	$—

Total assets	$11,358	$11,358	$—	$—

Cash and Cash Equivalents

Cash and cash equivalents of $11.36 million consisting of money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

8. Subsequent Events

On February 24, 2015, the Company and Tyngsborough Commons entered into an amendment to the Purchase Agreement providing for, among other things, an extension of the closing date to on or before March 27, 2015, subject to the satisfaction or waiver of the conditions contained in the Purchase Agreement, and for Tyngsborough Commons to deposit an additional $100,000 with the escrow agent to be credited to the purchase price at closing. The terms of the Purchase Agreement, as amended, provide that in the event that Tyngsborough Commons defaults on its obligation to complete the transaction, the Company will retain the entire amount of the deposits. As of February 26, 2015, amounts totaling $300,000 have been deposited with an escrow agent as nonrefundable deposits to be credited to the purchase price at closing.

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

Available Information

Sycamore Networks, Inc. (the “Company”) files annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC. These reports, any amendments to these reports, proxy and information statements and certain other documents the Company files with the SEC are available through the SEC’s website at www.sec.gov or free of charge on the Company’s website as soon as reasonably practicable after the Company files the documents with the SEC. The public may also read and copy these reports and any other materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

As a result of the completion of the Asset Sale and the Company’s previously announced halting of further development and marketing in connection with the IQstream Business, the Company no longer has any operating assets or revenue. Since the filing of the Certificate of Dissolution, the Company has been operating in accordance with the Plan of Dissolution, which contemplates an orderly wind down of the Company’s business, including the sale or monetization of the Company’s remaining non-cash assets and the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims. As of January 24, 2015, the Company had one remaining employee.

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

On October 10, 2014, the Company entered into a Purchase and Sale Agreement relating to the Tyngsborough Land (the “Purchase Agreement”) with Princeton Tyngsborough Commons, LLC (“Tyngsborough Commons”) for a total purchase price of $2.5 million. On February 24, 2015, the Company and Tyngsborough Commons entered into an amendment to the Purchase Agreement providing for, among other things, an extension of the closing date to on or before March 27, 2015, subject to the satisfaction or waiver of the conditions contained in the Purchase Agreement, and for Tyngsborough Commons to deposit an additional $100,000 with the escrow agent to be credited to the purchase price at closing. The terms of the Purchase Agreement, as amended, provide that in the event that Tyngsborough Commons defaults on its obligation to complete the transaction, the Company will retain the entire amount of the deposits. As of February 26, 2015, amounts totaling $300,000 have been deposited with an escrow agent as nonrefundable deposits to be credited to the purchase price at closing. The Purchase Agreement contains customary provisions relating to, among other things, the condition of the title to the Tyngsborough Land, environmental conditions, representations and warranties, obligations of the parties prior to closing and apportionment of taxes. The Company’s representations and warranties and obligations under the Purchase Agreement will survive the closing for a period of six months, and under no circumstances will the Company be liable to Tyngsborough Commons for more than $75,000 in the aggregate for any breaches of such representations and warranties or obligations. If the closing occurs, Tyngsborough Commons will be solely responsible for any and all costs related to the Potential Betterment Assessment. In addition, following the closing, Tyngsborough Commons intends to sell a portion of the Tyngsborough Land to a third party buyer. In no event will the Company be bound by the terms of any agreement with respect to such sale, provided that, in the event Tyngsborough Commons fails to fulfill its obligations under the Purchase Agreement, the Company may in its sole discretion require an assignment to the Company of Tyngsborough Commons’s rights under any such agreement.

The Company currently expects to complete the sale on or about March 27, 2015 (unless an earlier date is agreed upon by the Company and Tyngsborough Commons). The Company is entitled to terminate the Purchase Agreement, as amended, if the closing does not take place on or before March 27, 2015. The closing of the sale is subject to certain conditions and obligations of the parties prior to closing, some of which are outside of the Company’s control and, accordingly, there can be no assurance when or if such closing will occur. If the Purchase Agreement is terminated, there can be no assurance of when, if ever, the Company will be able to sell the Tyngsborough Land. The inability to sell the Tyngsborough Land may delay the completion of the Company’s liquidation and related distributions to its stockholders.

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

On December 4, 2014, the Board approved the termination of employment of Anthony J. Petrillo as the Company’s Chief Financial Officer, effective as of the close of business on December 5, 2014. In connection with the termination of Mr. Petrillo’s employment with the Company, the Company entered into a Services Consulting Agreement with Mr. Petrillo on December 4, 2014, pursuant to which Mr. Petrillo, following the termination of his employment with the Company, will provide certain financial consulting and other services to the Company relating to the wind down (the “Consulting Agreement”). Under the terms of the Consulting Agreement, Mr. Petrillo is entitled to receive $2,500 per month, and he will continue to serve as the Company’s Principal Financial Officer and Treasurer on a non-employee basis.

Pursuant to the Severance Pay Agreement, dated March 29, 2013, by and between the Company and Mr. Petrillo (the “Severance Pay Agreement”), Mr. Petrillo, following the receipt by the Company of a release satisfactory to it, became entitled to receive certain benefits pursuant to his Severance Pay Agreement in connection with the termination of his employment, including an amount equal to 12 months’ worth of his base salary and outplacement services at the Company’s expense for a period of six months. Mr. Petrillo also is eligible to receive continued paid coverage under his individual health plan for 12 months after his termination.

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

Net Assets in Liquidation and Changes in Net Assets

Net assets in liquidation were $9.57 million and $9.50 million as of January 24, 2015 and July 31, 2014, respectively.

For the three months ended January 24, 2015, net assets in liquidation decreased $0.01 million primarily as a result of an increase in expected compensation costs. For the six months ended January 24, 2015, net assets in liquidation increased $0.07 million primarily as a result of an increase in other assets related to a miscellaneous receivable and changes in estimates of other expenses associated with wind down activities and compensation costs.

Based on management’s current best estimate of the realizable value of the Company’s remaining assets relating to the IQstream Business and the Company’s investment in Tejas, the Company has assigned no value to these assets for purposes of the Statement of Net Assets.

During the remainder of the Dissolution period, the Company will continue to pursue the liquidation to cash of our remaining non-cash assets for possible distribution to our stockholders. There can be no assurance as to the amount of consideration the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur. Subject to uncertainties inherent in the winding up of the Company’s business, we may make one or more additional liquidating distributions following the liquidation to cash of our non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which may ultimately be distributed to Company stockholders, and no assurance can be given that such distributions, if made, will equal or exceed the estimate of net assets presented in the Company’s Consolidated Statement of Net Assets.

Critical Accounting Policies and Estimates

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014 describes the significant accounting estimates and policies used in the preparation of the financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies during the first six months of fiscal 2015.

Liquidity and Capital Resources

Total cash and cash equivalents were $11.36 million as of January 24, 2015, compared to $12.24 million as of July 31, 2014.

Cash and cash equivalents decreased by $0.56 million during the three months ended January 24, 2015. During the three months ended January 24, 2015, the Company paid $0.63 million in costs related to the Plan of Dissolution. During that same period, the Company received $0.07 million related to other assets.

Cash and cash equivalents decreased by $0.88 million during the six months ended January 24, 2015. During the six months ended January 24, 2015, the Company paid $0.96 million in costs related to the Plan of Dissolution. During that same period, the Company received $0.08 million related to other assets.

During the remainder of the Dissolution period, the Company will continue to pursue the liquidation to cash of our remaining non-cash assets, which primarily consist of the Tyngsborough Land, certain technology and equipment relating to the IQstream Business, and our investment in Tejas, for possible distribution to our stockholders. There can be no assurance as to the amount of consideration, if any, the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our President and our Principal Financial Officer and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 24, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to our President and our Principal Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and our Principal Financial Officer and Treasurer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Limitations on Effectiveness of Controls. Our President and our Principal Financial Officer and Treasurer have concluded that our disclosure controls and procedures and internal controls provide reasonable assurance that the objectives of our control system are met. However, our President and our Principal Financial Officer and Treasurer do not expect that the disclosure controls and procedures or internal controls will prevent all error and/or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within the company have been or will be detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurances that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Changes in Internal Control over Financial Reporting. During the quarter ended January 24, 2015, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibits:

(a)	List of Exhibits

Number	Exhibit Description

2.1	Plan of Complete Liquidation and Dissolution adopted by the Board of Directors of Sycamore Networks, Inc. on October 22, 2012 (6)

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (1)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (4)

3.5	Amended and Restated By-Laws of the Company (3)

4.1	Specimen common stock certificate (5)

4.2	See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (1)(2)(3)(4)

4.3	Certificate of Dissolution, as filed by Sycamore Networks, Inc. with the Secretary of State of the State of Delaware on March 7, 2013 (7)

10.1	Severance Pay Agreement, dated March 29, 2013, by and between Sycamore Networks, Inc. and Anthony Petrillo (8)

10.2	Purchase and Sale Agreement, dated October 10, 2014, by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC (9)

10.3	Services Consulting Agreement, dated December 4, 2014, by and between Sycamore Networks, Inc. and Anthony Petrillo (10)

10.4	First Amendment to Purchase and Sale Agreement, dated as of February 24, 2015, by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC (11)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630) filed with the Securities and Exchange Commission on February 17, 2000.
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.

(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Securities and Exchange Commission on November 28, 2007.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010 filed with the Securities and Exchange Commission on September 24, 2010.
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2012 filed with the Securities and Exchange Commission on November 29, 2012.
(7)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013.
(8)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.
(9)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014.
(10)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 25, 2014 filed with the Securities and Exchange Commission on December 4, 2014.
(11)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sycamore Networks, Inc.

/s/ Anthony J. Petrillo

Anthony J. Petrillo

Chief Principal Financial Officer and

Treasurer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)

Dated: March 9, 2015