Form 10-Q
period 2015-04-25
SYCAMORE NETWORKS INC
filed 2015-06-05
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 25, 2015

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

The number of shares outstanding of the registrant’s Common Stock as of June 1, 2015 was 28,882,093.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Consolidated Statement of Net Assets in Liquidation

(in thousands, except per share data)

(unaudited)

	April 25, 2015	July 31, 2014
Assets

Cash and cash equivalents	$11,136	$12,241
Land	2,500	2,500
Other assets	47	47

Total assets	13,683	14,788

Liabilities and Net Assets

Accounts payable	9	—
Accrued expenses	47	44
Reserve for estimated costs during the Dissolution period	2,257	3,462
Other liabilities	1,786	1,786

Total liabilities	4,099	5,292

Net assets in liquidation	$9,584	$9,496

Shares outstanding	28,882	28,882

Net assets in liquidation per share	$0.33	$0.33

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Consolidated Statement of Changes in Net Assets (Liquidation Basis)

For the three and nine months ended April 25, 2015 and April 26, 2014

(in thousands)

(unaudited)

	Three months ended April 25, 2015	Nine months ended April 25, 2015
Net assets in liquidation at beginning of period	$9,573	$9,496

Change in estimated realizable value of assets and liabilities:

Decrease in estimated costs during the Dissolution period	—	6
Increase in estimated realizable value for other assets	11	82

Net assets in liquidation as of April 25, 2015	$9,584	$9,584

	Three months ended April 26, 2014	Nine months ended April 26, 2014
Net assets in liquidation at beginning of period	$16,607	$13,637

Change in estimated net realizable value of assets and liabilities:

Increase in estimated costs during the Dissolution period	85	(99)
Increase in estimated net realizable value for other assets	—	47
Increase in estimated net realizable value for other receivable	—	1,107
Increase in estimated net realizable value for patents	300	2,300

Net assets in liquidation as of April 26, 2014	$16,992	$16,992

The accompanying notes are an integral part of the consolidated financial statements.

Sycamore Networks, Inc.

Notes To Consolidated Financial Statements (Unaudited)

1.	Description of Business

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

As a result of the completion of the Asset Sale and the Company’s previously announced halting of further development and marketing in connection with the IQstream Business, the Company no longer has any operating assets or revenue. Since the filing of the Certificate of Dissolution, the Company has been operating in accordance with the Plan of Dissolution, which contemplates an orderly wind down of the Company’s business, including the sale or monetization of the Company’s remaining non-cash assets and the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims. As of April 25, 2015, the Company had one employee.

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

On March 26, 2015, Franklin Equities, LLC and FE Potash 100, LLC (together, the “Plaintiffs”), abutters of the Tyngsborough Land, filed a complaint (the “Complaint”) in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts against the Company and Charles McAnsin Associates, A Limited Partnership (the “Abutter Matter”). For additional information concerning this matter, see Note 6, “Commitments and Contingencies.”

On March 27, 2015, in connection with the Abutter Matter, the Company and Tyngsborough Commons entered into a Second Amendment to Purchase and Sale Agreement (the “Second Amendment”) providing for, among other things, an extension of the closing date to March 30, 2015. On March 30, 2015, the Company and Tyngsborough Commons entered into a Third Amendment to Purchase and Sale Agreement (the “Third Amendment”) providing for, among other things, (i) an extension of the closing date to the earlier of July 31, 2015 or the 30th day following the date upon which Tyngsborough Commons is able to obtain from its title insurance company a commitment to issue an owner’s policy of title insurance satisfying certain conditions set forth in the Third Amendment; (ii) the Company and Tyngsborough Commons to cooperate in good faith in connection with the Abutter Matter; and (iii) Tyngsborough Commons to deposit an additional $50,000 with the escrow agent to be credited to the purchase price at closing.

The terms of the Purchase Agreement, as amended, provide that in the event that Tyngsborough Commons defaults on its obligation to complete the transaction, the Company will retain the entire amount of the deposits. As of the date of this Quarterly Report on Form 10-Q, amounts totaling $350,000 have been deposited with an escrow agent as nonrefundable deposits to be credited to the purchase price at closing. The Purchase Agreement contains customary provisions relating to, among other things, the condition of the title to the Tyngsborough Land, environmental conditions, representations and warranties, obligations of the parties prior to closing and apportionment of taxes. The Company’s representations and warranties and obligations under the Purchase Agreement will survive the closing for a period of six months, and under no circumstances will the Company be liable to Tyngsborough Commons for more than $75,000 in the aggregate for any breaches of such representations and warranties or obligations. If the closing occurs, Tyngsborough Commons will be solely responsible for any and all costs related to the Potential Betterment Assessment. In addition, following the closing, Tyngsborough Commons intends to sell a portion of the Tyngsborough Land to a third party buyer. In no event will the Company be bound by the terms of any agreement with respect to such sale, provided that, in the event Tyngsborough Commons fails to fulfill its obligations under the Purchase Agreement, the Company may in its sole discretion require an assignment to the Company of Tyngsborough Commons’s rights under any such agreement.

The Company cannot provide any assurance regarding when the sale of the Tyngsborough Land might be completed. Furthermore, following any resolution of the Abutter Matter, the closing of the sale remains subject to certain conditions and obligations of the parties prior to closing, some of which are outside of the Company’s control and, accordingly, there can be no assurance when or if such closing will occur. If the Purchase Agreement is terminated, there can be no assurance of when, if ever, the Company will be able to sell the Tyngsborough Land. The inability to sell the Tyngsborough Land may delay the completion of the Company’s liquidation and related distributions to its stockholders.

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

Net assets in liquidation were $9.58 million and $9.50 million as of April 25, 2015 and July 31, 2014, respectively.

As of April 25, 2015, assets consisted of cash and cash equivalents of $11.14 million, the Tyngsborough Land valued at $2.5 million and other assets of $0.05 million. Based on our current best estimate of the realizable value of the Company’s remaining assets relating to the IQstream Business and the Company’s investment in Tejas, we have assigned no value to these assets for purposes of the Statement of Net Assets.

As of April 25, 2015, liabilities consisted of accounts payable of $0.01 million, accrued expenses of $0.05 million, our reserve for estimated costs during the Dissolution period of $2.26 million and other liabilities of $1.79 million. For additional information concerning other liabilities, see Note 5. “Income Taxes.”

The Company accrued estimated costs expected to be incurred in carrying out the Plan of Dissolution. Under Delaware law, the Dissolution period will last for a minimum of three years from the filing of the Certificate of Dissolution, or until March 7, 2016. The Company was required to make certain estimates and exercise judgment in determining the accrued costs of liquidation as of April 25, 2015 and July 31, 2014.

The table below summarizes the reserve for estimated costs during the Dissolution period as of April 25, 2015 and July 31, 2014 (in thousands):

	April 25, 2015	July 31, 2014
Compensation	$428	$1,004
Professional fees	807	1,154
Other expenses associated with wind down activities	836	1,010
Insurance	186	294

	$2,257	$3,462

For the three months ended April 25, 2015, net assets in liquidation increased $0.01 million primarily as a result of an increase in other assets related to a miscellaneous receivable. For the nine months ended April 25, 2015, net assets in liquidation increased $0.08 million primarily as a result of an increase in other assets related to a miscellaneous receivable and changes in estimates of other expenses associated with wind down activities and compensation costs.

4.	Cash Equivalents and Marketable Securities

Cash equivalents are short-term, highly liquid investments with original or remaining maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. As of April 25, 2015 and July 31, 2014, aggregate cash and cash equivalents consisted of (in thousands):

April 25, 2015:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$11,136	$—	$—	$11,136

Total	$11,136	$—	$—	$11,136

July 31, 2014:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$12,241	$—	$—	$12,241

Total	$12,241	$—	$—	$12,241

5.	Income Taxes

The Company is currently open to audit under statutes of limitation by the Internal Revenue Service, various foreign jurisdictions, and state jurisdictions for the fiscal years ended July 31, 2008 through July 31, 2014. However, limited adjustments can be made to federal and state tax returns in earlier years in order to reduce net operating loss carryforwards.

As of April 25, 2015 and July 31, 2014, the Company had a liability of $1.79 million for taxes, interest and penalties for unrecognized tax benefits related to various foreign income tax matters. As of April 25, 2015 and July 31, 2014, the Company had $0.6 million accrued for interest and penalties related to uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international and state income taxes. This liability is subject to change, perhaps materially.

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

Litigation

On March 26, 2015, the Plaintiffs in the Abutter Matter filed the Complaint in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts against the Company and Charles McAnsin Associates, A Limited Partnership. The Complaint asserts that pursuant to a Reciprocal Easement Agreement, dated as of November 23, 1998 (the “Easement Agreement”), by and between predecessors-in-title of the Plaintiffs and the Company as owners of certain real property (including, in the case of the Company and its predecessor-in-title, several lots constituting the Tyngsborough Land), the parties thereto agreed to give each other easements for vehicular access over a certain road. The Complaint further asserts that by an amendment to the Easement Agreement, dated as of October 30, 2000, the parties removed all but one lot owned by the Company’s predecessor-in-title from within the purview of the Easement Agreement, and that consequently the Company has the right to the use of only a portion of the road and with respect to the single lot only.

The Complaint states a claim to quiet title, and seeks relief in the form of: (1) a declaration that the Company has the right as appurtenant to the single lot to use the road for access to that lot; (2) a declaration that the Company has no appurtenant right to use the disputed section of the road for any purpose; (3) a declaration that the Company’s only right to use the disputed section of the road is the right appurtenant to the single lot; (4) a declaration that a development proposed on the Tyngsborough Land would not have access over the disputed section of the road; and (5) an award of the Plaintiffs’ costs. On April 16, 2015, the Company filed a special motion to dismiss the Complaint. On May 8, 2015, the Land Court Department of the Trial Court of the Commonwealth of Massachusetts heard oral argument on the motion to dismiss and, after argument, took the matter under advisement. No decision has been rendered in the matter.

Guarantees

The Company’s guarantees requiring disclosure consist of its indemnification obligations for officers and directors and for other claims.

Prior to the Asset Sale and the Dissolution, in the normal course of business, the Company agreed to indemnify other parties, including customers, lessors and parties to other transactions with the Company with respect to certain matters. Historically, payments made by the Company under these agreements had not had a material impact on the Company’s operating results or financial position. Furthermore, most of these obligations were assumed by Buyer in connection with the Asset Sale. Accordingly, the Company has not recorded a liability for these agreements as of April 25, 2015 or July 31, 2014, as the Company believes the exposure for any related payments is not material.

We entered into our standard form of indemnification agreement with each of our current and former directors and executive officers, which is in addition to the indemnification provided for in our amended and restated certificate of incorporation, as amended. The Plan of Dissolution also provides that we continue to indemnify such directors and executive officers in accordance with such agreements and our amended and restated certificate of incorporation, as amended. The indemnification agreements, among other things, provide for indemnification of such directors and executive officers for a number of expenses, including attorneys’ fees and other related expenses, as well as certain judgments, fines, penalties and settlement amounts incurred by any such person in any action, suit or proceeding, including any action by or in the right of the Company, arising out of such person’s service as a director or executive officer of the Company or any other company or enterprise to which the person provided services at our request. The Company did not incur any expense under these arrangements during the first nine months of fiscal 2015 or fiscal 2014. Due to the Company’s inability to estimate liabilities in connection with these agreements, if and when they might be incurred, the Company has not recorded any liability for these agreements as of April 25, 2015 or July 31, 2014. During the Dissolution period, we intend to continue to indemnify each of our current and former directors and executive officers to the extent permitted under Delaware law, our amended and restated certificate of incorporation, as amended, and the indemnification agreements. The Company has also continued to maintain directors’ and officers’ insurance coverage since the filing of the Certificate of Dissolution, and intends to maintain such coverage through the end of the Dissolution period.

Other Matters

The Company’s 401(k) plan is currently the subject of a scheduled investigation by the U.S. Department of Labor. The Company has been cooperating with, and is in the process of providing the information requested by, the U.S. Department of Labor.

7.	Fair Value Measurements

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of the Company measured at fair value on a recurring basis as of April 25, 2015, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	April 25, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash and Cash Equivalents	$11,136	$11,136	$—	$—

Total assets	$11,136	$11,136	$—	$—

Cash and Cash Equivalents

Cash and cash equivalents of $11.14 million consisting of money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

As a result of the completion of the Asset Sale and the Company’s previously announced halting of further development and marketing in connection with the IQstream Business, the Company no longer has any operating assets or revenue. Since the filing of the Certificate of Dissolution, the Company has been operating in accordance with the Plan of Dissolution, which contemplates an orderly wind down of the Company’s business, including the sale or monetization of the Company’s remaining non-cash assets and the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims. As of April 25, 2015, the Company had one remaining employee.

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

On March 26, 2015, Franklin Equities, LLC and FE Potash 100, LLC (together, the “Plaintiffs”), abutters of the Tyngsborough Land, filed a complaint (the “Complaint”) in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts against the Company and Charles McAnsin Associates, A Limited Partnership (the “Abutter Matter”). For additional information concerning this matter, see Part II, Item 1. “Legal Proceedings” hereof.

On March 27, 2015, in connection with the Abutter Matter, the Company and Tyngsborough Commons entered into a Second Amendment to Purchase and Sale Agreement (the “Second Amendment”) providing for, among other things, an extension of the closing date to March 30, 2015. On March 30, 2015, the Company and Tyngsborough Commons entered into a Third Amendment to Purchase and Sale Agreement (the “Third Amendment”) providing for, among other things, (i) an extension of the closing date to the earlier of July 31, 2015 or the 30th day following the date upon which Tyngsborough Commons is able to obtain from its title insurance company a commitment to issue an owner’s policy of title insurance satisfying certain conditions set forth in the Third Amendment; (ii) the Company and Tyngsborough Commons to cooperate in good faith in connection with the Abutter Matter; and (iii) Tyngsborough Commons to deposit an additional $50,000 with the escrow agent to be credited to the purchase price at closing.

The terms of the Purchase Agreement, as amended, provide that in the event that Tyngsborough Commons defaults on its obligation to complete the transaction, the Company will retain the entire amount of the deposits. As of April 1, 2015, amounts totaling $350,000 have been deposited with an escrow agent as nonrefundable deposits to be credited to the purchase price at closing. The Purchase Agreement contains customary provisions relating to, among other things, the condition of the title to the Tyngsborough Land, environmental conditions, representations and warranties, obligations of the parties prior to closing and apportionment of taxes. The Company’s representations and warranties and obligations under the Purchase Agreement will survive the closing for a period of six months, and under no circumstances will the Company be liable to Tyngsborough Commons for more than $75,000 in the aggregate for any breaches of such representations and warranties or obligations. If the closing occurs, Tyngsborough Commons will be solely responsible for any and all costs related to the Potential Betterment Assessment. In addition, following the closing, Tyngsborough Commons intends to sell a portion of the Tyngsborough Land to a third party buyer. In no event will the Company be bound by the terms of any agreement with respect to such sale, provided that, in the event Tyngsborough Commons fails to fulfill its obligations under the Purchase Agreement, the Company may in its sole discretion require an assignment to the Company of Tyngsborough Commons’s rights under any such agreement.

In light of the Abutter Matter, the Company cannot provide any assurance regarding when the sale of the Tyngsborough Land might be completed. Furthermore, following any resolution of the Abutter Matter, the closing of the sale remains subject to certain conditions and obligations of the parties prior to closing, some of which are outside of the Company’s control and, accordingly, there can be no assurance when or if such closing will occur. If the Purchase Agreement is terminated, there can be no assurance of when, if ever, the Company will be able to sell the Tyngsborough Land. The inability to sell the Tyngsborough Land may delay the completion of the Company’s liquidation and related distributions to its stockholders.

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

Net Assets in Liquidation and Changes in Net Assets

Net assets in liquidation were $9.58 million and $9.50 million as of April 25, 2015 and July 31, 2014, respectively.

For the three months ended April 25, 2015, net assets in liquidation increased $0.01 million primarily as a result of an increase in other assets related to a miscellaneous receivable. For the nine months ended April 25, 2015, net assets in liquidation increased $0.08 million primarily as a result of an increase in other assets related to a miscellaneous receivable and changes in estimates of other expenses associated with wind down activities and compensation costs.

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

Critical Accounting Policies and Estimates

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014 describes the significant accounting estimates and policies used in the preparation of the financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies during the first nine months of fiscal 2015.

Liquidity and Capital Resources

Total cash and cash equivalents were $11.14 million as of April 25, 2015, compared to $12.24 million as of July 31, 2014.

Cash and cash equivalents decreased by $0.22 million during the three months ended April 25, 2015. During the three months ended April 25, 2015, the Company paid $0.22 million in costs related to the Plan of Dissolution.

Cash and cash equivalents decreased by $1.10 million during the nine months ended April 25, 2015. During the nine months ended April 25, 2015, the Company paid $1.18 million in costs related to the Plan of Dissolution. During that same period, the Company received $0.08 million related to other assets.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our President and our Principal Financial Officer and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 25, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to our President and our Principal Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and our Principal Financial Officer and Treasurer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

Changes in Internal Control over Financial Reporting. During the quarter ended April 25, 2015, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

•	On March 26, 2015, the Plaintiffs in the Abutter Matter filed the Complaint in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts against the Company and Charles McAnsin Associates, A Limited Partnership. The Complaint asserts that pursuant to the Easement Agreement, by and between predecessors-in-title of the Plaintiffs and the Company as owners of certain real property (including, in the case of the Company and its predecessor-in-title, several lots constituting the Tyngsborough Land), the parties thereto agreed to give each other easements for vehicular access over a certain road. The Complaint further asserts that by an amendment to the Easement Agreement, dated as of October 30, 2000, the parties removed all but one lot owned by the Company’s predecessor-in-title from within the purview of the Easement Agreement, and that consequently the Company has the right to the use of only a portion of the road and with respect to the single lot only.

The Complaint states a claim to quiet title, and seeks relief in the form of: (1) a declaration that the Company has the right as appurtenant to the single lot to use the road for access to that lot; (2) a declaration that the Company has no appurtenant right to use the disputed section of the road for any purpose; (3) a declaration that the Company’s only right to use the disputed section of the road is the right appurtenant to the single lot; (4) a declaration that a development proposed on the Tyngsborough Land would not have access over the disputed section of the road; and (5) an award of the Plaintiffs’ costs. On April 16, 2015, the Company filed a special motion to dismiss the Complaint. On May 8, 2015, the Land Court Department of the Trial Court of the Commonwealth of Massachusetts heard oral argument on the motion to dismiss and, after argument, took the matter under advisement. No decision has been rendered in the matter.

•	The Company’s 401(k) plan is currently the subject of a scheduled investigation by the U.S. Department of Labor. The Company has been cooperating with, and is in the process of providing the information requested by, the U.S. Department of Labor.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014, as filed with the SEC on October 27, 2014 (our “Annual Report on Form 10-K”). Other than as provided below relating to possible risks and uncertainties in connection with the Abutter Matter and the pending investigation by the U.S. Department of Labor, there have been no material changes to our risk factors from those previously disclosed in our Annual Report on Form 10-K. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

We cannot predict the timing, amount or nature of any future distributions to our stockholders.

Under the DCGL, the Dissolution period and the Company’s corporate existence will continue for at least three years from the date we filed the Certificate of Dissolution. Subject to uncertainties inherent in the winding up of our business, we expect to make one or more liquidating distributions during the Dissolution period. No assurances can be made as to the ultimate amounts to be distributed or the timing of any liquidating distributions, the amount of which is subject to our covering wind-down costs, charges, expenses and liabilities, as well as our ability to dispose of the Company’s remaining non-cash assets.

Any final liquidating distributions could also be delayed or diminished due to other factors, including, without limitation:

•	the resolution of the Abutter Matter;

•	if we become a party to any additional lawsuits or other claims asserted by or against us, including any claims or litigation arising in connection with our decision to liquidate and dissolve;

•	if we are unable to liquidate our remaining non-cash assets, including the Tyngsborough Land and our investment in Tejas, or such liquidation takes longer than expected;

•	if we are unable to resolve any claims with creditors or third parties, or if such resolutions take longer than expected; or

•	if we are unable to reduce our public company reporting requirements under the Exchange Act during the Dissolution period.

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

We are currently the subject of a scheduled investigation by the U.S. Department of Labor, which may delay our Dissolution.

The Company’s 401(k) plan is currently the subject of a scheduled investigation by the U.S. Department of Labor. The Company has been cooperating with, and is in the process of providing the information requested by, the U.S. Department of Labor. We are unable to predict the outcome or timing of the completion the investigation or if the investigation will delay the completion of the Dissolution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not: (1) publicly announced any programs to repurchase, or repurchased, any shares of Common Stock; or (2) sold, within the last three years, Company securities that were not registered under the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibits:

(a) List of Exhibits

Number	Exhibit Description

2.1	Plan of Complete Liquidation and Dissolution adopted by the Board of Directors of Sycamore Networks, Inc. on October 22, 2012 (6)

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (1)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (4)

3.5	Amended and Restated By-Laws of the Company (3)

4.1	Specimen common stock certificate (5)

4.2	See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (1)(2)(3)(4)

4.3	Certificate of Dissolution, as filed by Sycamore Networks, Inc. with the Secretary of State of the State of Delaware on March 7, 2013 (7)

10.1	Severance Pay Agreement, dated March 29, 2013, by and between Sycamore Networks, Inc. and Anthony Petrillo (8)

10.2	Purchase and Sale Agreement, dated October 10, 2014, by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC (9)

10.3	Services Consulting Agreement, dated December 4, 2014, by and between Sycamore Networks, Inc. and Anthony Petrillo (10)

10.4	First Amendment to Purchase and Sale Agreement, dated as of February 24, 2015, by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC (11)

10.5	Second Amendment to Purchase and Sale Agreement, dated as of March 27, 2015, by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC (12)

10.6	Third Amendment to Purchase and Sale Agreement, dated as of March 30, 2015, by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC (12)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630) filed with the Securities and Exchange Commission on February 17, 2000.
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Securities and Exchange Commission on November 28, 2007.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010 filed with the Securities and Exchange Commission on September 24, 2010.
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2012 filed with the Securities and Exchange Commission on November 29, 2012.
(7)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013.
(8)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.
(9)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014.
(10)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 25, 2014 filed with the Securities and Exchange Commission on December 4, 2014.
(11)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2015.
(12)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sycamore Networks, Inc.

/s/ Anthony J. Petrillo

Anthony J. Petrillo
Chief Principal Financial Officer and
Treasurer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: June 5, 2015