Form 10-K
period 2015-07-31
SYCAMORE NETWORKS INC
filed 2015-10-27
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 24, 2015 was approximately $7,329,659.

As of October 20, 2015 there were 28,882,093 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

The Company incorporated under the laws of the State of Delaware on February 17, 1998. Our principal executive offices are located at 300 Brickstone Square, Suite 201, Andover, Massachusetts 01810. Our telephone number is (978) 662-5245, and our website address is www.scmrinc.com.

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

As a result of the completion of the Asset Sale and the Company’s previously announced halting of further development and marketing in connection with the IQstream Business, the Company no longer has any operating assets or revenue. Since the filing of the Certificate of Dissolution, the Company has been operating in accordance with the Plan of Dissolution, which contemplates an orderly wind-down of the Company’s business, including the sale or monetization of the Company’s remaining non-cash assets and the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims. As of July 31, 2015, the Company had one remaining employee.

During fiscal year 2014, the Company completed the sale of its patent portfolios. On February 28, 2014, the Company completed the sale of its portfolio of 40 patents and two patent applications related to the Intelligent Bandwidth Management Business (the “IBM Patents”) for $2.0 million to Dragon Intellectual Property, LLC. On May 22, 2014, the Company completed the sale of its portfolio of three United States patents, six United States patent applications and certain foreign patents and patent applications related to the IQstream Business (the “IQstream Patents”) for $0.3 million to Citrix Systems, Inc. Following the sale of the IQstream Patents, the Company has continued to pursue the sale of certain technology and equipment relating to the IQstream Business; however, the Company does not expect to receive any additional material consideration for its remaining IQstream assets.

The Company is continuing to pursue the sale of its remaining non-cash assets, which primarily consist of (1) approximately 102 acres of undeveloped land located in Tyngsborough, Massachusetts (the “Tyngsborough Land”) and (2) the Company’s investment in Tejas Networks India Private Limited, a private company in India that provides optical transport solutions to telecommunications carriers (“Tejas”). In July 2000, the Company made an investment of $2.2 million in Tejas and currently owns approximately 5% of the outstanding equity interests in Tejas. The Company is currently evaluating its available options with respect to its investment in Tejas. The Company believes that it may be possible to realize some value with respect to its investment in Tejas; however, the possible receipt of any such potential value is subject to substantial risks and uncertainties which are outside of the Company’s control, including certain obligations between the stockholders of Tejas, and the Company has determined that it cannot reasonably provide an estimate of the net realizable value of its Tejas investment at this time. Accordingly, the Company has assigned no value to Tejas for the purposes of the Statement of Net Assets included in this Annual Report, and there can be no assurance as to when, if ever, the Company will be able to realize any value with respect to its investment in Tejas, which may delay the completion of the Dissolution and related distributions to its stockholders.

During the fourth quarter of fiscal year 2014, the Company received notice of a potential betterment fee that could be assessed against the Tyngsborough Land in connection with a public sewer project proposed by the Town of Tyngsborough (the “Betterment Assessment”). At an Annual Town Meeting held on June 2, 2015, the Town of Tyngsborough voted in favor of the public sewer project. On October 14, 2015, the sewer commission of the Town of Tyngsborough provided the Company with an estimate of the Betterment Assessment relating to the Tyngsborough Land in the amount of approximately $2,835,000. The Company understands that the final amount of the betterment fee will be determined and assessed by the Town of Tyngsborough upon completion of the public sewer project; however, the Town of Tyngsborough may elect to assess an estimated betterment fee upon completion of 50% of the public sewer project, which the sewer commission currently estimates may occur during calendar year 2017. The Company can provide no assurance of the timing or amount of the final Betterment Assessment.

On October 10, 2014, the Company entered into a Purchase and Sale Agreement, as amended on each of February 24, 2015, March 27, 2015, March 30, 2015, July 30, 2015, September 15, 2015, September 30, 2015

and October 9, 2015, relating to the Tyngsborough Land (as amended, the “Purchase Agreement”) with Princeton Tyngsborough Commons, LLC (“Tyngsborough Commons”) for a total purchase price of $2.5 million. The Purchase Agreement contains customary provisions relating to, among other things, the condition of the title to the Tyngsborough Land, environmental conditions, representations and warranties, obligations of the parties prior to closing and apportionment of taxes. The Company’s representations and warranties and obligations under the Purchase Agreement will survive the closing until February 29, 2016, and under no circumstances will the Company be liable to Tyngsborough Commons for more than $75,000 in the aggregate for any breaches of such representations and warranties or obligations. In the event that Tyngsborough Commons defaults on its obligation to complete the transaction, the Company will retain the entire amount of the deposits, which totaled $350,000 as of October 9, 2015. If the closing occurs, Tyngsborough Commons will be solely responsible for any and all costs related to the Betterment Assessment. In addition, following the closing, Tyngsborough Commons intends to sell a portion of the Tyngsborough Land to a third party buyer. In no event will the Company be bound by the terms of any agreement with respect to such sale, provided that, in the event Tyngsborough Commons fails to fulfill its obligations under the Purchase Agreement, the Company may in its sole discretion require an assignment to the Company of Tyngsborough Commons’ rights under any such agreement.

On March 26, 2015, Franklin Equities, LLC and FE Potash 100, LLC (together, the “Plaintiffs”), abutters of the Tyngsborough Land, filed a complaint (the “Complaint”) in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts against the Company and Charles McAnsin Associates, A Limited Partnership (the “Tyngsborough Litigation”). On October 5, 2015, the Company, Tyngsborough Commons, the Plaintiffs and certain other parties named therein entered into a Settlement Agreement with respect to the Tyngsborough Litigation and certain other litigation to which the Company was not a party (the “Settlement Agreement”) providing for, among other things: (i) the filing of a motion to stay the Tyngsborough Litigation upon the parties’ entry into the Settlement Agreement; and (ii) in connection with the closing of the sale of the Tyngsborough Land to Tyngsborough Commons (or its permitted assigns), (A) the filing of a stipulation of dismissal, with prejudice, of the Tyngsborough Litigation, upon the payment by the Company and Tyngsborough Commons to the Plaintiffs of an aggregate amount of $125,000 (the Company and Tyngsborough Commons separately agreed that the Company is only required to pay $50,000 of such settlement amount), (B) the termination of the Reciprocal Easement Agreement, dated as of November 23, 1998, by and between predecessors-in-title of the Plaintiffs and the Company as owners of certain real property (including, in the case of the Company and its predecessor-in-title, several lots constituting the Tyngsborough Land) and (C) the entry into a new easement agreement between the Company and the Plaintiffs pursuant to which each party granted the other certain rights of use and access with respect to the Tyngsborough Land. The executed stipulation of dismissal and termination of and new easement agreement have been, and the settlement funds will be, deposited with an escrow agent for filing with the registry of deeds and payment to the Plaintiffs, as applicable, in connection with the closing of the sale of the Tyngsborough Land. The Settlement Agreement also provides that if the closing does not occur on or before December 31, 2015 (or such later date as the parties to the Settlement Agreement agree in writing), the parties will not have any further obligations under the Settlement Agreement, the escrowed documents will be returned to the appropriate parties and the Plaintiffs may re-start the Tyngsborough Litigation. For additional information concerning this matter, see “Part I, Item 3, Legal Proceedings.”

The Company currently expects to complete the sale of the Tyngsborough Land on or about December 4, 2015 (unless an earlier date is agreed upon by the Company and Tyngsborough Commons) and the Company is entitled to terminate the Purchase Agreement if the closing does not take place on or before December 4, 2015. The closing of the sale remains subject to certain conditions and obligations of the parties prior to closing, some of which are outside of the Company’s control and, accordingly, there can be no assurance as to when or if such closing will occur. If the Purchase Agreement is terminated, there can be no assurance as to when, if ever, the Company will be able to sell the Tyngsborough Land. The inability to sell the Tyngsborough Land may delay the completion of the Company’s liquidation and related distributions to its stockholders.

On July 29, 2014, the Company paid a liquidating cash distribution to stockholders of $0.24 per share of Common Stock, or $6.93 million in the aggregate. The Board declared this distribution after the Delaware Court of Chancery, on July 2, 2014, granted the Company’s petition for a determination that, among other things, the amount set forth in the petition to be retained by the Company for anticipated wind-down costs and expenses and for contingent and unknown liabilities and other possible charges and expenses is sufficient to be retained pursuant to Section 280(c) of the General Corporation Law of the State of Delaware. In accordance with the petition, any portion of the retained amount that is not required to cover wind-down costs, charges, expenses or liabilities may be distributed from time to time to the Company’s stockholders in the discretion of the Board in accordance with its fiduciary duties.

Under the Delaware General Corporation Law (the “DGCL”), the Dissolution period and the Company’s corporate existence will continue until at least March 7, 2016, three years from the filing of the Certificate of Dissolution, or such longer period as the Court of Chancery directs to, among other things, enable the Company to dispose and convey its properties, discharge its liabilities and distribute to its stockholders any remaining assets. Until the completion of the Dissolution, the Company will continue to pursue the liquidation to cash of its remaining non-cash assets for possible distribution to its stockholders. There can be no assurance as to the amount of consideration the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur. Subject to uncertainties inherent in the winding-down of the Company’s business, the Company may make one or more additional liquidating distributions following the liquidation to cash of its remaining non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing of the completion of the Dissolution, the timing of any further distributions to stockholders or the aggregate amount of any such distributions, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Company’s Statement of Net Assets included in this Annual Report. The Company will continue to analyze its estimates of liquidation expenses on an ongoing basis, and determine whether further distributions of assets to its stockholders are appropriate at such times.

ITEM 1A.	RISK FACTORS

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward looking statements contained in this Annual Report on Form 10-K.

We cannot predict the timing of the completion of the Dissolution or the timing, amount or nature of any future distributions to our stockholders.

Under the DGCL, the Dissolution period and the Company’s corporate existence will continue until at least March 7, 2016, three years from the date we filed the Certificate of Dissolution, or such longer period as the Court of Chancery directs to, among other things, enable the Company to dispose and convey its properties, discharge its liabilities and distribute to its stockholders any remaining assets. Subject to uncertainties inherent in the winding-down of our business, we expect to make one or more liquidating distributions during the Dissolution period. No assurances can be made as to the ultimate amounts to be distributed, if any, or the timing of any liquidating distributions, the amount of which is subject to our covering wind-down costs, charges, expenses and liabilities, as well as our ability to dispose of the Company’s remaining non-cash assets within the three-year period.

The completion of the Dissolution and any final liquidating distributions could also be delayed or diminished due to other factors, including, without limitation:

•	the closing of the sale of the Tyngsborough Land and the resolution of the Tyngsborough Litigation, if the sale of the Tyngsborough Land to Tyngsborough Commons does not occur by December 31, 2015;

•	if we are unable to liquidate our remaining non-cash assets, including the Tyngsborough Land and our investment in Tejas, or such liquidation takes longer than expected;

•	if we are unable to resolve the pending investigation by the U.S. Department of Labor of our 401(k) plan, or such resolution takes longer than expected;

•	if we become a party to any additional lawsuits or other claims asserted by or against us, including any claims or litigation arising in connection with our decision to continue to pursue the Dissolution;

•	if we are unable to resolve any pending or new claims or investigations with creditors or third parties, or if such resolutions take longer than expected; or

•	if we are unable to reduce our public company reporting requirements under the Exchange Act during the Dissolution period.

Any of the foregoing could delay the completion of the Dissolution, or could delay the distribution of or substantially diminish, or eliminate, the amount available for future distribution to our stockholders. In addition, under the DGCL, certain claims and demands may be asserted against us at any time during the three year wind-down period. Accordingly, we expect to continue to maintain insurance coverage and may set aside a reasonable amount of cash or other assets as a contingency reserve to satisfy claims against and obligations of the Company that may arise during the remainder of the wind-down period. As a result of these factors, we may retain for distribution at a later date some or all of the estimated amounts that we expect to distribute to our stockholders as part of the liquidation process.

Certain parties have in the past and more recently presented to the Company certain proposals regarding potential alternatives to the completion of the Dissolution. No assurances can be given as to the effect or outcome of, or the Company’s response to, any such proposal.

The amount available for future distribution to our stockholders could be reduced or eliminated if our expectations regarding our wind-down costs are inaccurate.

Claims, liabilities and expenses from operations (such as administrative costs, salaries, directors’ and officers’ insurance, federal and state income taxes, business and local taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred as we seek to wind-down our business and will increase if the Dissolution period is extended beyond March 7, 2016 or if the Company establishes a liquidating trust to liquidate and distribute the remaining assets. Our expectations regarding our expenses may be inaccurate. Any unexpected claims, liabilities or expenses, or any claims, liabilities or expenses that exceed our current estimates, could reduce or eliminate the amount of cash available for ultimate distribution to our stockholders. Any such payments will reduce the assets available for distribution to our stockholders. If available cash and amounts received in sales of our remaining non-cash assets together with any cash on hand are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to make any further liquidating distributions to our stockholders.

We may experience difficulties identifying, analyzing or consummating alternatives with respect to our remaining non-cash assets and any such alternatives may not achieve desired results.

The Company’s non-cash assets primarily consist of the Tyngsborough Land and our investment in Tejas. While we continue to pursue the sale or monetization of these assets in accordance with the Plan of Dissolution and have entered into the Purchase Agreement for the sale of the Tyngsborough Land, we cannot provide any assurance that we will be able to successfully sell these assets or identify suitable third parties for any such transactions. The closing of the sale of the Tyngsborough Land is subject to certain conditions and obligations of the parties to the Purchase Agreement prior to closing, some of which are outside of the Company’s control and, accordingly, there can be no assurance as to when or if such closing will occur. If the Purchase Agreement is terminated, there can be no assurance as to when, if ever, the Company will be able to sell the Tyngsborough Land. The inability to sell the Tyngsborough Land may delay the completion of the Company’s liquidation and related distributions to our stockholders. Even if we identify suitable third parties for transactions to sell our remaining non-cash assets, we may not be able to successfully negotiate or consummate a transaction on attractive terms and conditions for such sales, including attractive pricing. There can be no assurance as to the amount of consideration the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur. Furthermore, our pursuit of any such transaction may result in our incurring substantial legal and other fees, whether or not a transaction with respect to any particular asset is ultimately consummated. There are also certain actual and potential costs associated with the continued retention of these assets, such as property taxes owed and the potential Betterment Assessment in the case of the Tyngsborough Land. Any decision we make regarding our options will necessarily involve risks and uncertainties and present challenges in implementation. As a result, pursuit of any such options may not lead to increased stockholder value and, whether or not we pursue any available options, the amounts available for future distribution to the Company’s stockholders may decrease during the wind-down period or be eliminated entirely.

Our stockholders may be liable to our creditors for part or all of the amount received from us in our liquidating distributions if reserves are inadequate.

On July 2, 2014, the Delaware Court of Chancery granted the Company’s petition for a determination, among other things, that approximately $6.2 million is sufficient to be retained by the Company for anticipated wind-down costs and expenses and an additional $6.5 million is sufficient to be retained by the Company for contingent and unknown liabilities, including any additional claims and obligations that may arise. However, this amount may not be adequate to cover all of our claims and obligations prior to the completion of the Dissolution. Under the DGCL, each stockholder could be held liable for claims against the Company, solely in respect of claims brought during the three year period after the filing of the Certificate of Dissolution, in an amount not to exceed the lesser of (i) such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve and (ii) the amounts previously received by such stockholder in the Dissolution from us and from any liquidating trust or trusts. Accordingly, in such event, a stockholder could be required to return part or all of the liquidating distributions previously made to such stockholder, and a stockholder could receive nothing from us under the Plan of Dissolution. In addition, although the Board determined that all amounts distributed to our stockholders prior to the filing of the Certificate of Dissolution were appropriately paid out of surplus as defined under the DGCL and otherwise not required to satisfy liabilities to our creditors, to the extent that the contingency reserve is determined to be inadequate for payment of our claims and obligations, and it is further determined that the Board’s determination was incorrect at the time of the declaration of such distributions, it is possible that creditors could seek to recoup such amounts from our stockholders. Moreover, if a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a situation in which a stockholder may incur a net tax cost if the repayment of the amount previously distributed does not cause a commensurate reduction in taxes payable in an amount equal to the amount of the taxes paid on amounts previously distributed.

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

Trading in the Common Stock is inherently risky and highly speculative and may be informed by the perceived value of any further distributions as part of the liquidation process. Because of the difficulty in estimating the amount and timing of the liquidating distributions, and due to the other risk factors discussed herein, the Common Stock may be subject to significant volatility and may trade above or below the amount of any liquidating distribution(s) that may be made.

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

If we are unable to retain key personnel and consultants, our ability to successfully complete the wind-down may be harmed.

Our ability to successfully implement the Plan of Dissolution is partially dependent upon our ability to retain our remaining personnel and consultants. As of July 31, 2015, we had one remaining employee and continued to retain certain former employees in a consulting capacity to assist with the wind-down. The retention of qualified personnel and consultants is difficult under present circumstances, and while we have offered these individuals certain financial incentives to remain with the Company, there is no legal obligation that would require those individuals to do so. Failure to retain these persons could harm the implementation of the Plan of Dissolution. In the event we are unable to retain key personnel and consultants, we may be required to engage other consultants to perform their duties or hire employees at a premium salary to perform certain key functions and day-to-day tasks.

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

Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating losses and tax credits existing as of the date of such ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of a company’s stock within a rolling three-year period. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company (“5% Shareholders”) and any change in ownership arising from new issuances of stock by the company.

Recent SEC filings by investors suggest that there may have been significant trading in the Company’s stock by 5% Shareholders. Consequently, the current ownership change percentage in the Company’s stock for purposes of Section 382 of the Code is uncertain, and it is possible that Company may have undergone, or may soon undergo, one or more ownership changes for purposes of Section 382 of the Code.

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

The Company currently leases office space at 300 Brickstone Square, Suite 201, Andover, Massachusetts 01810. We expect that this office space will be adequate to meet the Company’s needs through the completion of the Dissolution process.

We also own approximately 102 acres of undeveloped land in Tyngsborough, Massachusetts. For information on our efforts to sell this land and related litigation and betterment issues, please see “Part I, Item 1. Business” of this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

Tyngsborough Land Litigation

On March 26, 2015, the Plaintiffs filed a Complaint in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts against the Company and Charles McAnsin Associates, A Limited Partnership. The Complaint asserts that pursuant to the Easement Agreement, by and between predecessors-in-title of the Plaintiffs and the Company as owners of certain real property (including, in the case of the Company and its predecessor-in-title, several lots constituting the Tyngsborough Land), the parties thereto agreed to give each other easements for vehicular access over a certain road. The Complaint further asserts that by an amendment to the Easement Agreement, dated as of October 30, 2000, the parties removed all but one lot owned by the Company’s predecessor-in-title from within the purview of the Easement Agreement, and that consequently the Company has the right to the use of only a portion of the road and with respect to the single lot only.

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

On October 5, 2015, the Company, Tyngsborough Commons, the Plaintiffs and certain other parties named therein entered into the Settlement Agreement providing for, among other things: (i) the filing of a motion to stay the Tyngsborough Litigation upon the parties’ entry into the Settlement Agreement; and (ii) in connection with the closing of the sale of the Tyngsborough Land to Tyngsborough Commons (or its permitted assigns), (A) the filing of a stipulation of dismissal, with prejudice, of the Tyngsborough Litigation, upon the payment by the Company and Tyngsborough Commons to the Plaintiffs of an aggregate amount of $125,000 (the Company and Tyngsborough Commons separately agreed that the Company is only required to pay $50,000 of such settlement amount), (B) the termination of the Reciprocal Easement Agreement, dated as of November 23, 1998, by and between predecessors-in-title of the Plaintiffs and the Company as owners of certain real property (including, in the case of the Company and its predecessor-in-title, several lots constituting the Tyngsborough Land) and (C) the entry into a new easement agreement between the Company and the Plaintiffs pursuant to which each party granted the other certain rights of use and access with respect to the Tyngsborough Land. The executed stipulation of dismissal and termination of and new easement agreement have been, and the settlement funds will be, deposited with an escrow agent for filing with the registry of deeds and payment to the Plaintiffs, as applicable, in connection with the closing of the sale of the Tyngsborough Land. The Settlement Agreement also provides that if the closing does not occur on or before December 31, 2015 (or such later date as the parties to the Settlement Agreement agree in writing), the parties will not have any further obligations under the Settlement Agreement, the escrowed documents will be returned to the appropriate parties and the Plaintiffs may re-start the Tyngsborough Litigation.

U.S. Department of Labor Investigation

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

The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the Company’s common stock as listed on the Pink Sheets.

	High	Low
Fiscal year 2015:
Fourth Quarter ended July 31, 2015	$0.40	$0.36
Third Quarter ended April 25, 2015	$0.41	$0.36
Second Quarter ended January 24, 2015	$0.39	$0.35
First Quarter ended October 25, 2014	$0.35	$0.33

	High	Low
Fiscal year 2014:
Fourth Quarter ended July 31, 2014	$0.66	$0.35
Third Quarter ended April 26, 2014	$0.60	$0.54
Second Quarter ended January 25, 2014	$0.59	$0.46
First Quarter ended October 26, 2013	$0.55	$0.46

As of October 2, 2015, there were approximately 351 stockholders of record.

Dividend Policy

On October 11, 2012, the Company paid a special cash distribution to its stockholders of $10.00 per share of Common Stock, or $288.82 million in the aggregate. On November 12, 2012, the Company paid a special cash distribution to its stockholders of $2.00 per share of Common Stock, or $57.76 million in the aggregate. On December 20, 2012, the Company paid a special cash distribution to its stockholders of $0.50 per share of Common Stock, or $14.44 million in the aggregate. On February 28, 2013, the Company paid a special cash distribution to its stockholders of $1.81 per share of Common Stock, or $52.28 million in the aggregate. On July 29, 2014, the Company paid a liquidating distribution of $0.24 per share of Common Stock, or $6.93 million in the aggregate. Subject to uncertainties inherent in the winding-down of the Company’s business, the Company may make one or more additional liquidating distributions following the liquidation to cash of its remaining non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distributions to stockholders involve substantial risks and uncertainties, as discussed above in “Item 1A. Risk Factors”. Accordingly, it is not possible to predict the timing or aggregate size of any amount which may ultimately be distributed to Company stockholders, and no assurance can be given that such distributions, if made, will equal or exceed the estimate of net assets presented in the Statement of Net Assets accompanying this Annual Report.

Purchase of Equity Securities

The Company did not repurchase any of its equity securities during fiscal year 2015 and has no current intention to do so in the future.

Equity Compensation Plans

See “Part III, Item 12. Equity Compensation Plan Information” for information regarding the Company’s securities reserved for issuance under equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. Except for the historical information contained herein, we wish to caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including, without limitation, those risks and uncertainties discussed under the heading “Item 1A. – Risk Factors” contained in this Annual Report and any other reports filed by us from time to time with the Securities and Exchange Commission. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.

Executive Summary

Prior to February 1, 2013, the Company conducted its Intelligent Bandwidth Management Business, in which it developed and marketed Intelligent Bandwidth Management solutions for fixed line and mobile network operators worldwide and provided services associated with such products, and, prior to November 1, 2012, the Company also conducted its IQstream Business, in which it developed and marketed a mobile broadband optimization solution.

On October 23, 2012, the Company entered into the Asset Sale Agreement , pursuant to which Buyer agreed to acquire substantially all of the assets primarily related to the Intelligent Bandwidth Management Business, including inventory, fixed assets, accounts receivable, intellectual property rights (other than patents and patent applications), contracts, certain real estate leases, the Company’s subsidiaries in Shanghai, the Netherlands and Japan, and certain shared facilities and assets for $18.75 million in cash, subject to a working capital adjustment, and the assumption by Buyer of certain liabilities. The Company’s stockholders authorized the Asset Sale at a Special Meeting of Stockholders held on January 29, 2013, and the Asset Sale was completed on January 31, 2013 (the transfer of the Company’s equity interests in its Shanghai subsidiary, which was subject to the receipt of government approval, occurred on March 25, 2013). Upon the closing of the Asset Sale, Buyer acquired substantially all of the Company’s operating assets relating to the Intelligent Bandwidth Management Business, including the Company’s accounts receivable, inventories and prepaid and other assets, and assumed most of the Company’s remaining current liabilities, including substantially all of the Company’s deferred revenue and accrued warranty obligations.

In conjunction with the approval of the Asset Sale Agreement, the Board also approved the Dissolution pursuant to the Plan of Dissolution following the completion of the Asset Sale. The Plan of Dissolution was also approved by the stockholders at the Special Meeting and, following a review of the Company’s strategic alternatives for all of the Company’s assets and available options for providing value to the Company’s stockholders, the Company filed the Certificate of Dissolution on March 7, 2013. For additional information regarding the Dissolution, please see the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 28, 2012 and its Current Report on Form 8-K filed with the SEC on March 8, 2013.

In connection with the filing of the Certificate of Dissolution, on March 7, 2013, the Company closed its stock transfer books and discontinued recording transfers of its Common Stock. The Common Stock, and stock certificates evidencing shares of the Common Stock, are no longer assignable or transferable on the Company’s books, other than transfers by will, intestate succession or operation of law. The Company also submitted a request to NASDAQ to suspend trading of the Common Stock on The NASDAQ Global Select Market effective as of the close of trading on March 7, 2013 and, on March 15, 2013, the Company filed a Form 25 with the SEC to delist its Common Stock, which became effective prior to the opening of trading on March 25, 2013. Since the suspension of trading of the Common Stock on The NASDAQ Global Select Market, shares of our Common Stock held in street name with brokers have been trading in the over-the-counter market on the Pink Sheets, an electronic bulletin board established for unlisted securities.

As a result of the completion of the Asset Sale and the Company’s previously announced halting of further development and marketing in connection with the Iqstream Business, the Company no longer has any operating assets or revenue. Since the filing of the Certificate of Dissolution, the Company has been operating in accordance with the Plan of Dissolution, which contemplates an orderly wind-down of the Company’s business, including the sale or monetization of the Company’s remaining non-cash assets and the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims. As of July 31, 2015, the Company had one remaining employee.

During fiscal year 2014, the Company completed the sale of its patent portfolios. On February 28, 2014, the Company completed the sale of the IBM Patents for $2.0 million to Dragon Intellectual Property, LLC. On May 22, 2014, the Company completed the sale of the Iqstream Patents for $0.3 million to Citrix Systems, Inc. Following the sale of the Iqstream Patents, the Company has continued to pursue the sale of certain technology and equipment relating to the Iqstream Business; however, the Company does not expect to receive any additional material consideration for its remaining Iqstream assets.

The Company is continuing to pursue the sale of its remaining non-cash assets, which primarily consist of (1) the Tyngsborough Land and (2) the Company’s investment in Tejas. In July 2000, the Company made an investment of $2.2 million in Tejas and currently owns approximately 5% of the outstanding equity interests in Tejas. The Company is currently evaluating its available options with respect to its investment in Tejas. The Company believes that it may be possible to realize some value with respect to its investment in Tejas, however, the possible receipt of any such potential value is subject to substantial risks and uncertainties which are outside of the Company’s control, including certain obligations between the stockholders of Tejas, and the Company has determined that it cannot reasonably provide an estimate of the net realizable value of its Tejas investment at this time. Accordingly, the Company has assigned no value to Tejas for the purposes of the Statement of Net Assets included in this Annual Report, and there can be no assurance as to when, if ever, the Company will be able to realize any value with respect to its investment in Tejas, which may delay the completion of the Dissolution and related distributions to its stockholders.

During the fourth quarter of fiscal year 2014, the Company received notice of a potential betterment fee that could be assessed against the Tyngsborough Land in connection with a public sewer project proposed by the Town of Tyngsborough (the “Betterment Assessment”). At an Annual Town Meeting held on June 2, 2015, the Town of Tyngsborough voted in favor of the public sewer project. On October 14, 2015, the sewer commission of the Town of Tyngsborough provided the Company with an estimate of the Betterment Assessment relating to the Tyngsborough Land in the amount of approximately $2,835,000. The Company understands that the final amount of the betterment fee will be determined and assessed by the Town of Tyngsborough upon completion of the public sewer project; however, the Town of Tyngsborough may elect to assess an estimated betterment fee upon completion of 50% of the public sewer project, which the sewer commission currently estimates may occur during calendar year 2017. The Company can provide no assurance of the timing or amount of the final Betterment Assessment.

On October 10, 2014, the Company entered into the Purchase Agreement relating to the Tyngsborough Land with Tyngsborough Commons for a total purchase price of $2.5 million. The Purchase Agreement contains customary provisions relating to, among other things, the condition of the title to the Tyngsborough Land, environmental conditions, representations and warranties, obligations of the parties prior to closing and apportionment of taxes. The Company’s representations and warranties and obligations under the Purchase Agreement will survive the closing until February 29, 2016, and under no circumstances will the Company be liable to Tyngsborough Commons for more than $75,000 in the aggregate for any breaches of such representations and warranties or obligations. In the event that Tyngsborough Commons defaults on its obligation to complete the transaction, the Company will retain the entire amount of the deposits, which totaled $350,000 as of October 9, 2015. If the closing occurs, Tyngsborough Commons will be solely responsible for any and all costs related to the Betterment Assessment. In addition, following the closing, Tyngsborough Commons intends to sell a portion of the Tyngsborough Land to a third party buyer. In no event will the Company be bound by the terms of any agreement with respect to such sale, provided that, in the event Tyngsborough Commons fails to fulfill its obligations under the Purchase Agreement, the Company may in its sole discretion require an assignment to the Company of Tyngsborough Commons’ rights under any such agreement.

On March 26, 2015, Franklin Equities, LLC and FE Potash 100, LLC, abutters of the Tyngsborough Land, filed a Complaint in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts against the Company and Charles McAnsin Associates, A Limited Partnership. On October 5, 2015, the Company, Tyngsborough Commons, the Plaintiffs and certain other parties named therein entered into a Settlement Agreement with respect to the Tyngsborough Litigation and certain other litigation to which the Company was not a party providing for, among other things: (i) the filing of a motion to stay the Tyngsborough Litigation upon the parties’ entry into the Settlement Agreement; and (ii) in connection with the closing of the sale of the Tyngsborough Land to Tyngsborough Commons (or its permitted assigns), (A) the filing of a stipulation of dismissal, with prejudice, of the Tyngsborough Litigation, upon the payment by the Company and Tyngsborough Commons to the Plaintiffs of an aggregate amount of $125,000 (the Company and Tyngsborough Commons separately agreed that the Company is only required to pay $50,000 of such settlement amount), (B) the termination of the Reciprocal Easement Agreement, dated as of November 23, 1998, by and between predecessors-in-title of the Plaintiffs and the Company as owners of certain real property (including, in the case of the Company and its predecessor-in-title, several lots constituting the Tyngsborough Land) and (C) the entry into a new easement agreement between the Company and the Plaintiffs pursuant to which each party granted the other certain rights of use and access with respect to the Tyngsborough Land. The executed stipulation of dismissal and termination of and new easement agreement have been, and the settlement funds will be, deposited with an escrow agent for filing with the registry of deeds and payment to the Plaintiffs, as applicable, in connection with the closing of the sale of the Tyngsborough Land. The Settlement Agreement also provides that if the closing does not occur on or before December 31, 2015 (or such later date as the parties to the Settlement Agreement agree in writing), the parties will not have any further obligations under the Settlement Agreement, the escrowed documents will be returned to the appropriate parties and the Plaintiffs may re-start the Tyngsborough Litigation. For additional information concerning this matter, see “Part I, Item 3, Legal Proceedings.”

The Company currently expects to complete the sale of the Tyngsborough Land on or about December 4, 2015 (unless an earlier date is agreed upon by the Company and Tyngsborough Commons) and the Company is entitled to terminate the Purchase Agreement if the closing does not take place on or before December 4, 2015. The closing of the sale remains subject to certain conditions and obligations of the parties prior to closing, some of which are outside of the Company’s control and, accordingly, there can be no assurance as to when or if such closing will occur. If the Purchase Agreement is terminated, there can be no assurance as to when, if ever, the Company will be able to sell the Tyngsborough Land. The inability to sell the Tyngsborough Land may delay the completion of the Company’s liquidation and related distributions to its stockholders.

On July 29, 2014, the Company paid a liquidating cash distribution to stockholders of $0.24 per share of Common Stock, or $6.93 million in the aggregate. The Board declared this distribution after the Delaware Court of Chancery, on July 2, 2014, granted the Company’s petition for a determination that, among other things, the amount set forth in the petition to be retained by the Company for anticipated wind-down costs and expenses and for contingent and unknown liabilities and other possible charges and expenses is sufficient to be retained pursuant to Section 280© of the General Corporation Law of the State of Delaware. In accordance with the petition, any portion of the retained amount that is not required to cover wind-down costs, charges, expenses or liabilities may be distributed from time to time to the Company’s stockholders in the discretion of the Board in accordance with its fiduciary duties.

Under the Delaware General Corporation Law (the “DGCL”), the Dissolution period and the Company’s corporate existence will continue until at least March 7, 2016, three years from the filing of the Certificate of Dissolution, or such longer period as the Court of Chancery directs to, among other things, enable the Company to dispose and convey its properties, discharge its liabilities and distribute to its stockholders any remaining assets. Until the completion of the Dissolution, the Company will continue to pursue the liquidation to cash of its remaining non-cash assets for possible distribution to its stockholders. There can be no assurance as to the amount of consideration the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur. Subject to uncertainties inherent in the winding-down of the Company’s business, the Company may make one or more additional liquidating distributions following the liquidation to cash of its remaining non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing of the completion of the Dissolution, the timing of any further distributions to stockholders or the aggregate amount of any such distributions, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Company’s Statement of Net Assets included in this Annual Report. The Company will continue to analyze its estimates of liquidation expenses on an ongoing basis, and determine whether further distributions of assets to its stockholders are appropriate at such times.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect our net assets and changes in net assets. On an ongoing basis, we evaluate our estimates and assumptions, which, are based on our historical experience and other assumptions that we consider reasonable under the circumstances, and the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Differences between our estimates and the actual results are reflected in the period in which the estimate is changed.

We believe that the following critical accounting policies affect the most significant judgments, assumptions and estimates we used in preparing our financial statements. Changes in these estimates can materially affect our net assets and changes in net assets.

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

The table below summarizes the reserve for estimated costs during the Dissolution period as of July 31, 2015 and July 31, 2014 (in thousands):

	July 31, 2015	July 31, 2014
Compensation	$376	$1,004
Professional fees	568	1,154
Other expenses associated with wind-down activities	646	1,010
Insurance	186	294

	$1,776	$3,462

Net Assets in Liquidation and Changes in Net Assets

Net assets in liquidation were $10.08 million and $9.5 million as of July 31, 2015 and July 31, 2014, respectively, an increase of $0.58 million.

During the year ended July 31, 2015, the Company adjusted its estimate of the realizable value of assets and its estimated settlement amounts of liabilities, resulting in a net increase to net assets of $0.58 million. The realizable value of assets increased by $0.09 million as a result of an increase in other assets primarily related to a miscellaneous receivable. The Company decreased its reserve for estimated costs during the Dissolution period by $0.21 million. The decrease was primarily related to lower professional fees of $0.15 million and other expenses of $0.08 million. The decrease was offset in part by an increase in compensation costs of $0.02 million. The Company also decreased accrued expenses and other liabilities by $0.28 million primarily related to taxes in certain state and foreign jurisdictions.

Based on our current best estimate of the realizable value of the Company’s remaining assets relating to the Iqstream Business, we have assigned a value of $0 to these assets for purposes of the Statement of Net Assets included in this Annual Report.

In addition, due to the uncertainty surrounding our ability to liquidate our Tejas investment, we have determined that we cannot reasonably provide an estimate of the net realizable value of our Tejas investment at this time and, accordingly, have assigned no value to the Tejas investment for purposes of the Statement of Net Assets included in this Annual Report.

During the remainder of the Dissolution period, the Company will continue to pursue the liquidation to cash of its remaining non-cash assets for possible distribution to our stockholders. There can be no assurance as to the amount of consideration, if any, the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur. Subject to uncertainties inherent in the winding-down of the Company’s business, we may make one or more additional liquidating distributions following the liquidation to cash of our non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing of the completion of the Dissolution, the timing of any further distributions to stockholders or the aggregate amount of any such distributions, and no assurance can be given that such distributions, if made, will equal or exceed the estimate of net assets presented in the Company’s Statement of Net Assets included in this Annual Report.

Liquidity and Capital Resources

Year Ended July 31, 2015

Total cash and cash equivalents were $10.94 million as of July 31, 2015 compared to $12.24 million as of July 31, 2014.

Cash and cash equivalents decreased by $1.3 million during fiscal year 2015. During fiscal year 2015, the Company paid $1.4 million in costs related to the Plan of Dissolution. During that same period, the Company received $0.1 million from other assets.

During the remainder of the Dissolution period, the Company will continue to pursue the liquidation to cash of its remaining non-cash assets, which primarily consist of approximately 102 acres of undeveloped land located in Tyngsborough, Massachusetts and our investment in Tejas, for possible distribution to our stockholders. There can be no assurance as to the amount of consideration the Company may be able to obtain for these assets, if any, or as to any time frame within which a potential sale or other disposition of these assets might occur.

Our primary source of liquidity comes from our cash and cash equivalents. We believe that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements through the end of the Dissolution period. However, the Dissolution process involves substantial risks and uncertainties as described further under the heading “Item 1A. – Risk Factors” contained in this Annual Report. Accordingly, the actual amount of cash remaining for distribution to stockholders following completion of the Dissolution could vary significantly from current estimates, and such risks and uncertainties could result in no excess cash available for distribution.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Employees

As of July 31, 2015, the Company had one employee.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sycamore Networks, Inc.

We have audited the accompanying statement of net assets in liquidation of Sycamore Networks, Inc. as of July 31, 2015 and 2014, and the related statement of changes in net assets in liquidation for each of the two years in the period ended July 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Notes 1 and 2 to the financial statements, the stockholders of Sycamore Networks, Inc. approved a plan of liquidation and dissolution on January 29, 2013. The Company filed a Certificate of Dissolution effective March 7, 2013, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to March 23, 2013 from the going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Sycamore Networks, Inc. as of July 31, 2015 and 2014, and the changes in its net assets in liquidation for each of the two years in the period ended July 31, 2015, in conformity with accounting principles generally accepted in the United States of America on the liquidation basis described in the preceding paragraph.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

October 27, 2015

Sycamore Networks, Inc.

Statement of Net Assets in Liquidation

(in thousands, except per share data)

	July 31, 2015	July 31, 2014
Assets
Cash and cash equivalents	$10,943	$12,241
Land	2,500	2,500
Other assets	47	47

Total assets	13,490	14,788

Liabilities and Net Assets
Accrued expenses	47	44
Reserve for estimated costs during the Dissolution period	1,776	3,462
Other liabilities	1,587	1,786

Total liabilities	3,410	5,292

Net assets in liquidation	$10,080	$9,496

Shares outstanding	28,882	28,882
Net assets in liquidation per share	$0.35	$0.33

The accompanying notes are an integral part of the financial statements.

Sycamore Networks, Inc.

Statement of Changes in Net Assets in Liquidation

For the years ended July 31, 2015 and July 31, 2014

(in thousands)

Twelve months ended July 31, 2015
Net assets in liquidation as of July 31, 2014	$9,496
Change in estimated realizable value of assets and liabilities:
Decrease in estimated costs during the Dissolution period	210
Decrease in other liabilities	281
Increase in estimated realizable value for other assets	93

Net assets in liquidation as of July 31, 2015	$10,080

Twelve months ended July 31, 2014
Net assets in liquidation as of July 31, 2013	$13,637
Change in estimated realizable value of assets and liabilities:
Liquidating distribution	(6,932)
Increase in estimated costs during the Dissolution period	(458)
Decrease in other liabilities	263
Decrease in estimated realizable value for land	(448)
Increase in estimated realizable value for other assets	27
Increase in estimated realizable value for other receivables	1,107
Increase in estimated realizable value for patents	2,300

Net assets in liquidation as of July 31, 2014	$9,496

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

As a result of the completion of the Asset Sale and the Company’s previously announced halting of further development and marketing in connection with the IQstream Business, the Company no longer has any operating assets or revenue. Since the filing of the Certificate of Dissolution, the Company has been operating in accordance with the Plan of Dissolution, which contemplates an orderly wind-down of the Company’s business, including the sale or monetization of the Company’s remaining non-cash assets and the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims. As of July 31, 2015, the Company had one remaining employee.

During fiscal year 2014, the Company completed the sale of its patent portfolios. On February 28, 2014, the Company completed the sale of its portfolio of 40 patents and two patent applications related to the Intelligent Bandwidth Management Business (the “IBM Patents”) for $2.0 million to Dragon Intellectual Property, LLC. On May 22, 2014, the Company completed the sale of its portfolio of three United States patents, six United States patent applications and certain foreign patents and patent applications related to the IQstream Business (the “IQstream Patents”) for $0.3 million to Citrix Systems, Inc. Following the sale of the IQstream Patents, the Company has continued to pursue the sale of certain technology and equipment relating to the IQstream Business; however, the Company does not expect to receive any additional material consideration for its remaining IQstream assets.

The Company is continuing to pursue the sale of its remaining non-cash assets, which primarily consist of (1) approximately 102 acres of undeveloped land located in Tyngsborough, Massachusetts (the “Tyngsborough Land”) and (2) the Company’s investment in Tejas Networks India Private Limited, a private company in India that provides optical transport solutions to telecommunications carriers (“Tejas”). In July 2000, the Company made an investment of $2.2 million in Tejas and currently owns approximately 5% of the outstanding equity interests in Tejas. The Company is currently evaluating its available options with respect to its investment in Tejas. The Company believes that it may be possible to realize some value with respect to its investment in Tejas; however, the possible receipt of any such potential value is subject to substantial risks and uncertainties which are outside of the Company’s control, including certain obligations between the stockholders of Tejas, and the Company has determined that it cannot reasonably provide an estimate of the net realizable value of its Tejas investment at this time. Accordingly, the Company has assigned no value to Tejas for the purposes of the Statement of Net Assets included in this Annual Report on Form 10-K for the year ended July 31, 2015 (this “Annual Report”), and there can be no assurance as to when, if ever, the Company will be able to realize any value with respect to its investment in Tejas, which may delay the completion of the Dissolution and related distributions to its stockholders.

During the fourth quarter of fiscal year 2014, the Company received notice of a potential betterment fee that could be assessed against the Tyngsborough Land in connection with a public sewer project proposed by the Town of Tyngsborough (the “Betterment Assessment”). At an Annual Town Meeting held on June 2, 2015, the Town of Tyngsborough voted in favor of the public sewer project. On October 14, 2015, the sewer commission of the Town of Tyngsborough provided the Company with an estimate of the Betterment Assessment relating to the Tyngsborough Land in the amount of approximately $2,835,000. The Company understands that the final amount of the betterment fee will be determined and assessed by the Town of Tyngsborough upon completion of the public sewer project; however, the Town of Tyngsborough may elect to assess an estimated betterment fee upon completion of 50% of the public sewer project, which the sewer commission currently estimates may occur during calendar year 2017. The Company can provide no assurance of the timing or amount of the final Betterment Assessment.

On October 10, 2014, the Company entered into a Purchase and Sale Agreement, as amended on each of February 24, 2015, March 27, 2015, March 30, 2015, July 30, 2015, September 15, 2015, September 30, 2015 and October 9, 2015, relating to the Tyngsborough Land (as amended, the “Purchase Agreement”) with Princeton Tyngsborough Commons, LLC (“Tyngsborough Commons”) for a total purchase price of $2.5 million. The Purchase Agreement contains customary provisions relating to, among other things, the condition of the title to the Tyngsborough Land, environmental conditions, representations and warranties, obligations of the parties prior to closing and apportionment of taxes. The Company’s representations and warranties and obligations under the Purchase Agreement will survive the closing until February 29, 2016, and under no circumstances will the Company be liable to Tyngsborough Commons for more than $75,000 in the aggregate for any breaches of such representations and warranties or obligations. In the event that Tyngsborough Commons defaults on its obligation to complete the transaction, the Company will retain the entire amount of the deposits, which totaled $350,000 as of October 9, 2015. If the closing occurs, Tyngsborough Commons will be solely responsible for any and all costs related to the Betterment Assessment. In addition, following the closing, Tyngsborough Commons intends to sell a portion of the Tyngsborough Land to a third party buyer. In no event will the Company be bound by the terms of any agreement with respect to such sale, provided that, in the event Tyngsborough Commons fails to fulfill its obligations under the Purchase Agreement, the Company may in its sole discretion require an assignment to the Company of Tyngsborough Commons’ rights under any such agreement.

On March 26, 2015, Franklin Equities, LLC and FE Potash 100, LLC, abutters of the Tyngsborough Land, filed a complaint in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts against the Company and Charles McAnsin Associates, A Limited Partnership. On October 5, 2015, the Company, Tyngsborough Commons, the Plaintiffs and certain other parties named therein entered into a Settlement Agreement with respect to the Tyngsborough Litigation and certain other litigation to which the Company was not a party providing for, among other things: (i) the filing of a motion to stay the Tyngsborough Litigation upon the parties’ entry into the Settlement Agreement; and (ii) in connection with the closing of the sale of the Tyngsborough Land to Tyngsborough Commons (or its permitted assigns), (A) the filing of a stipulation of dismissal, with prejudice, of the Tyngsborough Litigation, upon the payment by the Company and Tyngsborough Commons to the Plaintiffs of an aggregate amount of $125,000 (the Company and Tyngsborough Commons separately agreed that the Company is only required to pay $50,000 of such settlement amount), (B) the termination of the Reciprocal Easement Agreement, dated as of November 23, 1998, by and between predecessors-in-title of the Plaintiffs and the Company as owners of certain real property (including, in the case of the Company and its predecessor-in-title, several lots constituting the Tyngsborough Land) and (C) the entry into a new easement agreement between the Company and the Plaintiffs pursuant to which each party granted the other certain rights of use and access with respect to the Tyngsborough Land. The executed stipulation of dismissal and termination of and new easement agreement have been, and the settlement funds will be, deposited with an escrow agent for filing with the registry of deeds and payment to the Plaintiffs, as applicable, in connection with the closing of the sale of the Tyngsborough Land. The Settlement Agreement also provides that if the closing does not occur on or before December 31, 2015 (or such later date as the parties to the Settlement Agreement agree in writing), the parties will not have any further obligations under the Settlement Agreement, the escrowed documents will be returned to the appropriate parties and the Plaintiffs may re-start the Tyngsborough Litigation. For additional information concerning this matter, see “Part I, Item 3, Legal Proceedings.”

The Company currently expects to complete the sale of the Tyngsborough Land on or about December 4, 2015 (unless an earlier date is agreed upon by the Company and Tyngsborough Commons) and the Company is entitled to terminate the Purchase Agreement if the closing does not take place on or before December 4, 2015. The closing of the sale remains subject to certain conditions and obligations of the parties prior to closing, some of which are outside of the Company’s control and, accordingly, there can be no assurance as to when or if such closing will occur. If the Purchase Agreement is terminated, there can be no assurance as to when, if ever, the Company will be able to sell the Tyngsborough Land. The inability to sell the Tyngsborough Land may delay the completion of the Company’s liquidation and related distributions to its stockholders.

On July 29, 2014, the Company paid a liquidating cash distribution to stockholders of $0.24 per share of Common Stock, or $6.93 million in the aggregate. The Board declared this distribution after the Delaware Court of Chancery, on July 2, 2014, granted the Company’s petition for a determination that, among other things, the amount set forth in the petition to be retained by the Company for anticipated wind-down costs and expenses and for contingent and unknown liabilities and other possible charges and expenses is sufficient to be retained pursuant to Section 280(c) of the General Corporation Law of the State of Delaware. In accordance with the petition, any portion of the retained amount that is not required to cover wind-down costs, charges, expenses or liabilities may be distributed from time to time to the Company’s stockholders in the discretion of the Board in accordance with its fiduciary duties.

Under the Delaware General Corporation Law (the “DGCL”), the Dissolution period and the Company’s corporate existence will continue until at least March 7, 2016, three years from the filing of the Certificate of Dissolution, or such longer period as the Court of Chancery directs to, among other things, enable the Company to dispose and convey its properties, discharge its liabilities and distribute to its stockholders any remaining assets. Until the completion of the Dissolution, the Company will continue to pursue the liquidation to cash of its remaining non-cash assets for possible distribution to its stockholders. There can be no assurance as to the amount of consideration the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur. Subject to uncertainties inherent in the winding-down of the Company’s business, the Company may make one or more additional liquidating distributions following the liquidation to cash of its remaining non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing of the completion of the Dissolution, the timing of any further distributions to stockholders or the aggregate amount of any such distributions, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Company’s Statement of Net Assets included in this Annual Report. The Company will continue to analyze its estimates of liquidation expenses on an ongoing basis, and determine whether further distributions of assets to its stockholders are appropriate at such times.

2. Summary of Significant Accounting Policies

The accompanying financial statements reflect the application of certain significant accounting policies as described below. The Company believes these accounting policies are significant because they affect judgments, assumptions and estimates we used in preparing our financial statements. Changes in these estimates can materially affect our net assets and changes in net assets.

Basis of Consolidation and Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements. Actual results could differ from these estimates.

Following the Company’s filing of the Certificate of Dissolution, on March 24, 2013 the Company adopted the liquidation basis of accounting. See “Liquidation Basis of Accounting” below for further information regarding the Company’s use of the liquidation basis of accounting.

Cash Distributions

The Company did not pay any cash distributions to stockholders in fiscal year 2015. The Company paid $6.93 million in a cash distribution to stockholders in fiscal year 2014. As a result of having an accumulated deficit, the cash distribution was recorded as a reduction to additional paid-in capital.

Liquidation Basis of Accounting

On March 24, 2013, the beginning of the fiscal month following the filing of the Certificate of Dissolution, the Company began reporting on a liquidation basis of accounting. Under the liquidation basis of accounting, assets are measured to reflect the estimated amount of cash or other consideration expected to be collected in settling or disposing of the assets. Liabilities are measured in accordance with the measurement provisions of Accounting Standard Codification Topics that otherwise apply. Additionally, the Company accrued estimated costs associated with carrying out the Plan of Dissolution. These estimates are reviewed periodically and adjusted as appropriate.

The measurement of assets and liabilities represent estimates, based on present facts and circumstances, of the realizable value of the assets and the costs associated with carrying out the Plan of Dissolution. The actual values and costs associated with carrying out the Plan of Dissolution may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. In particular, the estimates of costs will vary with the length of time necessary to complete the Dissolution process and to resolve any claims. Accordingly, it is not possible to predict the timing of the completion of the Dissolution, the timing of any further distributions to stockholders or the aggregate amount of any such distributions, and no assurance can be given that such distributions, if made, will equal or exceed the estimate of net assets presented in the accompanying Statement of Net Assets.

Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original or remaining maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. As of July 31, 2015 and 2014, aggregate cash and cash equivalents consisted of (in thousands):

July 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$10,943	$—	$—	$10,943

Total	$10,943	$—	$—	$10,943

July 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$12,241	$—	$—	$12,241

Total	$12,241	$—	$—	$12,241

3. Liquidation Basis of Accounting

Fiscal Year 2015

Net assets in liquidation were $10.08 million and $9.5 million as of July 31, 2015 and July 31, 2014, respectively.

As of July 31, 2015, assets consisted of cash and cash equivalents of $10.94 million, the Tyngsborough Land valued at $2.5 million and other assets of $0.05 million. Based on our current best estimate of the realizable value of the Company’s remaining assets relating to the IQstream Business, we have assigned a value of $0 to these assets for purposes of the Statement of Net Assets. In addition, due to the uncertainty surrounding our ability to liquidate our Tejas investment, we have determined that we cannot reasonably provide an estimate of the net realizable value of our Tejas investment at this time and, accordingly, have assigned no value to the Tejas investment for purposes of the Statement of Net Assets.

As of July 31, 2015, liabilities consisted of accrued expenses of $0.05 million, our reserve for estimated costs during the Dissolution period of $1.77 million and other liabilities of $1.59 million. For additional information concerning other liabilities, see Note 6. “Income Taxes.”

The Company accrued estimated costs expected to be incurred in carrying out the Plan of Dissolution. Under Delaware law, the Dissolution period will last for a minimum of three years from the filing of the Certificate of Dissolution (or March 7, 2016). The Company was required to make certain estimates and exercise judgment in determining the accrued costs of liquidation as of July 31, 2015 and July 31, 2014.

The table below summarizes the reserve for estimated costs during the Dissolution period as of July 31, 2015 and July 31, 2014 (in thousands) and assumes that the Dissolution period ends on March 7, 2016:

	July 31, 2015	July 31, 2014
Compensation	$376	$1,004
Professional fees	568	1,154
Other expenses associated with wind-down activities	646	1,010
Insurance	186	294

	$1,776	$3,462

Net assets in liquidation increased $0.58 million during fiscal year 2015.

During the year ended July 31, 2015, the Company adjusted its estimate of the realizable value of assets and its estimated settlement amounts of liabilities, resulting in a net increase to net assets of $0.58 million. The realizable value of assets increased by $0.09 million as a result of an increase in other assets primarily related to a miscellaneous receivable. The Company decreased its reserve for estimated costs during the Dissolution period by $0.21 million. The decrease was primarily related to lower professional fees of $0.15 million and other expenses of $0.08 million. The decrease was offset in part by an increase in compensation costs of $0.02 million. The Company also decreased accrued expenses and other liabilities by $0.28 million primarily related to taxes in certain state and foreign jurisdictions.

Fiscal Year 2014

Net assets in liquidation decreased $4.14 million during fiscal year 2014. On July 29, 2014, the Company paid a liquidating distribution to stockholders, resulting in a decrease to net assets of $6.93 million.

In addition to the impact of the liquidating distribution, during the twelve months ended July 31, 2014, the Company also adjusted its estimate of the realizable value of assets and its estimated settlement amounts of liabilities, resulting in a net increase to net assets of $2.79 million. The realizable value of assets increased by $2.99 million as a result of the sale of the IBM Patents for $2.0 million, the sale of the IQstream Patents for $0.3 million, the determination by a neutral accountant that certain disputed amounts were for the account of the Company under the Asset Sale Agreement for $1.11 million, and an increase in other assets of $0.03 million, partially offset by a decrease in the realizable value for the Tyngsborough Land of $0.45 million. The Company increased its reserve for estimated costs during the Dissolution period by $0.46 million. The increase was primarily related to additional professional fees of $0.35 million, compensation costs of $0.28 million and insurance costs of $0.13 million expected to be incurred as a result of certain wind-down activities taking longer to complete than originally anticipated, including continued compliance with our public company reporting obligations. The increase was offset in part by a reduction in estimated other expenses of $0.3 million associated with wind-down activities. The Company also decreased accrued expenses and other liabilities by $0.26 million primarily related to taxes in certain state and foreign jurisdictions.

4. Property and Equipment

The Company owns approximately 102 acres of land in Tyngsborough, Massachusetts. This land was recorded at its estimated realizable value of $2.5 million as of July 31, 2015. For additional information concerning this land, see Note 1. “Description of Business.”

5. Commitments

Operating Leases

The Company leases office space from Regis Management Group LLC in Andover, Massachusetts. The term of the Regis lease is not greater than twelve months.

6. Income Taxes

The components of the Company’s net deferred tax assets at July 31, 2015 and 2014 are as follows (in thousands):

	July 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$298,924	$298,426
Credit carryforwards	21,301	21,301
Restructuring and related accruals	3,502	3,502
Capital loss carryforwards	672	672
Depreciation	971	971
Other, net	695	695

Total net deferred tax assets	326,065	325,567
Valuation allowance	(326,065)	(325,567)

Net deferred tax assets	$—	$—

The Company is currently open to audit under statutes of limitation by the Internal Revenue Service, various foreign jurisdictions, and state jurisdictions for the fiscal years ended July 31, 2009 through July 31, 2015. However, limited adjustments can be made to federal and state tax returns in earlier years in order to reduce net operating loss carryforwards.

As of July 31, 2015, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $857.76 million and $36.2 million, respectively. The federal and state net operating loss carryforwards will expire at various dates through 2034. The Company also has federal and state research and development credit carryforwards of approximately $11.32 million and $9.98 million, respectively, which begin to expire in 2020 and 2016, respectively.

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

The Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets and has established a valuation allowance of $326.06 million and $325.56 million as of July 31, 2015 and July 31, 2014, respectively, for such assets, which are comprised principally of net operating loss carryforwards, research and development credits and stock based compensation.

Included in the net operating loss carryforwards are stock option deductions of approximately $125.0 million. The benefits of these stock option deductions approximate $47.8 million. As of July 31, 2015, the Company had net operating loss carryforwards of approximately $7.1 million related to the exercise of stock options subsequent to the adoption of fair value accounting. This amount represents the excess benefit and has not been included in the gross deferred tax asset reflected for net operating losses.

As of July 31, 2015, the total amount of unrecognized tax benefit is $1.59 million. If recognized, the entire amount would impact the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2015	2014
Beginning balance	$1,786	$1,742
Increase for current year	82	83
Reductions related to expiration of statute of limitations	(281)	(39)

Ending balance	$1,587	$1,786

As of July 31, 2015 and July 31, 2014, the total amount of accrued interest and penalties related to uncertain tax positions is $0.6 million. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international and state income taxes. This liability is subject to change, perhaps materially. It is reasonably possible this liability will be reduced between $0.5 million and $0.7 million in fiscal year 2016.

7. Common Stock

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

8. Fair Value Measurements

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of the Company measured at fair value on a recurring basis as of July 31, 2015, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	July 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and Cash Equivalents	$10,943	$10,943	$—	$—

Total assets	$10,943	$10,943	$—	$—

Cash and Cash Equivalents

Cash and cash equivalents of $10.94 million consisting of money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

9. Commitments and Contingencies

Litigation

On March 26, 2015, the Plaintiffs filed a Complaint in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts against the Company and Charles McAnsin Associates, A Limited Partnership. The Complaint asserts that pursuant to the Easement Agreement, by and between predecessors-in-title of the Plaintiffs and the Company as owners of certain real property (including, in the case of the Company and its predecessor-in-title, several lots constituting the Tyngsborough Land), the parties thereto agreed to give each other easements for vehicular access over a certain road. The Complaint further asserts that by an amendment to the Easement Agreement, dated as of October 30, 2000, the parties removed all but one lot owned by the Company’s predecessor-in-title from within the purview of the Easement Agreement, and that consequently the Company has the right to the use of only a portion of the road and with respect to the single lot only.

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

On October 5, 2015, the Company, Tyngsborough Commons, the Plaintiffs and certain other parties named therein entered into the Settlement Agreement providing for, among other things: (i) the filing of a motion to stay the Tyngsborough Litigation upon the parties’ entry into the Settlement Agreement; and (ii) in connection with the closing of the sale of the Tyngsborough Land to Tyngsborough Commons (or its permitted assigns), (A) the filing of a stipulation of dismissal, with prejudice, of the Tyngsborough Litigation, upon the payment by the Company and Tyngsborough Commons to the Plaintiffs of an aggregate amount of $125,000 (the Company and Tyngsborough Commons separately agreed that the Company is only required to pay $50,000 of such settlement amount), (B) the termination of the Reciprocal Easement Agreement, dated as of November 23, 1998, by and between predecessors-in-title of the Plaintiffs and the Company as owners of certain real property (including, in the case of the Company and its predecessor-in-title, several lots constituting the Tyngsborough Land) and (C) the entry into a new easement agreement between the Company and the Plaintiffs pursuant to which each party granted the other certain rights of use and access with respect to the Tyngsborough Land. The executed stipulation of dismissal and termination of and new easement agreement have been, and the settlement funds will be, deposited with an escrow agent for filing with the registry of deeds and payment to the Plaintiffs, as applicable, in connection with the closing of the sale of the Tyngsborough Land. The Settlement Agreement also provides that if the closing does not occur on or before December 31, 2015 (or such later date as the parties to the Settlement Agreement agree in writing), the parties will not have any further obligations under the Settlement Agreement, the escrowed documents will be returned to the appropriate parties and the Plaintiffs may re-start the Tyngsborough Litigation.

Guarantees

During fiscal year 2015, the Company’s guarantees requiring disclosure consist of its indemnification obligations for officers and directors and for other claims.

Prior to the Asset Sale and the Dissolution, in the normal course of business, the Company agreed to indemnify other parties, including customers, lessors and parties to other transactions with the Company with respect to certain matters. Historically, payments made by the Company under these agreements had not had a material impact on the Company’s operating results or financial position. Furthermore, most of these obligations were assumed by Buyer in connection with the Asset Sale. Accordingly, the Company has not recorded a liability for these agreements as of July 31, 2015 or July 31, 2014, as the Company believes the exposure for any related payments is not material.

We entered into our standard form of indemnification agreement with each of our current and former directors and executive officers, which is in addition to the indemnification provided for in our amended and restated certificate of incorporation, as amended. The Plan of Dissolution also provides that we continue to indemnify such directors and executive officers in accordance with such agreements and our amended and restated certificate of incorporation, as amended. The indemnification agreements, among other things, provide for indemnification of such directors and executive officers for a number of expenses, including attorneys’ fees and other related expenses, as well as certain judgments, fines, penalties and settlement amounts incurred by any such person in any action, suit or proceeding, including any action by or in the right of the Company, arising out of such person’s service as a director or executive officer of the Company or any other company or enterprise to which the person provided services at our request. The Company did not incur any expense under these arrangements during fiscal year 2015 or fiscal year 2014. Due to the Company’s inability to estimate liabilities in connection with these agreements, if and when they might be incurred, the Company has not recorded any liability for these agreements as of July 31, 2015 or July 31, 2014. During the Dissolution period, we intend to continue to indemnify each of our current and former directors and executive officers to the extent permitted under Delaware law, our amended and restated certificate of incorporation, as amended, and the indemnification agreements. The Company has also continued to maintain directors’ and officers’ insurance coverage since the filing of the Certificate of Dissolution, and intends to maintain such coverage through the end of the Dissolution period.

Other Matters

The Company’s 401(k) plan is currently the subject of a scheduled investigation by the U.S. Department of Labor. The Company has been cooperating with, and is in the process of providing the information requested by, the U.S. Department of Labor.

10. Subsequent Events

On October 5, 2015, the Company, Tyngsborough Commons, the Plaintiffs and certain other parties named therein entered into the Settlement Agreement providing for, among other things: (i) the filing of a motion to stay the Tyngsborough Litigation upon the parties’ entry into the Settlement Agreement; and (ii) in connection with the closing of the sale of the Tyngsborough Land to Tyngsborough Commons (or its permitted assigns), (A) the filing of a stipulation of dismissal, with prejudice, of the Tyngsborough Litigation, upon the payment by the Company and Tyngsborough Commons to the Plaintiffs of an aggregate amount of $125,000 (the Company and Tyngsborough Commons separately agreed that the Company is only required to pay $50,000 of such settlement amount), (B) the termination of the Reciprocal Easement Agreement, dated as of November 23, 1998, by and between predecessors-in-title of the Plaintiffs and the Company as owners of certain real property (including, in the case of the Company and its predecessor-in-title, several lots constituting the Tyngsborough Land) and (C) the entry into a new easement agreement between the Company and the Plaintiffs pursuant to which each party granted the other certain rights of use and access with respect to the Tyngsborough Land. The executed stipulation of dismissal and termination of and new easement agreement have been, and the settlement funds will be, deposited with an escrow agent for filing with the registry of deeds and payment to the Plaintiffs, as applicable, in connection with the closing of the sale of the Tyngsborough Land. The Settlement Agreement also provides that if the closing does not occur on or before December 31, 2015 (or such later date as the parties to the Settlement Agreement agree in writing), the parties will not have any further obligations under the Settlement Agreement, the escrowed documents will be returned to the appropriate parties and the Plaintiffs may re-start the Tyngsborough Litigation.

On September 15, 2015 and September 30, 2015, the Company entered into amendments to the Purchase Agreement to extend the time period for closing. On October 9, 2015, in connection with the entry into the Settlement Agreement, the Company and Tyngsborough Commons entered into a Seventh Amendment to Purchase and Sale Agreement providing for, among other things: (i) an extension of the closing date to December 4, 2015; (ii) acceleration of the expiration of the Company’s representations and warranties and obligations under the Purchase Agreement to February 29, 2016; and (iii) the ability of Tyngsborough Commons to assign its rights under the Purchase Agreement to a third party buyer of a portion of the Tyngsborough Land with the Company’s consent, provided that certain conditions are met. The terms of the Purchase Agreement, as amended, provide that in the event that Tyngsborough Commons defaults on its obligation to complete the transaction, the Company will retain the entire amount of the deposits, which totaled $350,000 as of October 9, 2015.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our President and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the President and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Principal Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Limitations on Effectiveness of Controls. Our management has concluded that our disclosure controls and procedures and internal controls provide reasonable assurance that the objectives of our control system are met. However, our management (including our President and Principal Financial Officer) does not expect that the disclosure controls and procedures or internal controls will prevent all error and/or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within the company have been or will be detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurances that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s President and Principal Financial Officer and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on our assessment, management concluded that, as of July 31, 2015, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning our current directors and executive officers and their ages as of July 31, 2015.

Name	Age	Position
David Guerrera	47	President, General Counsel, Secretary and Director
Anthony J. Petrillo	46	Principal Financial Officer and Treasurer
Daniel E. Smith	65	Director
Alan R. Cormier	64	Director

Mr. Guerrera began serving as Sycamore’s President, General Counsel and Secretary in December of 2013, and began serving as a director of the Company in October 2014. Prior to that, Mr. Guerrera had served as an attorney in Sycamore’s legal department since August 2006 and, in February 2013, he was appointed Associate Counsel of Sycamore. Individual Qualifications: We believe that Mr. Guerrera’s legal background and his extensive knowledge of the Company acquired during his many years of service with the Company make him uniquely qualified to serve on the Board to assist in the Dissolution of the Company.

Mr. Petrillo began serving as the Company’s Principal Financial Officer and Treasurer on a non-employee basis in December 2014. From April 2013 to December 2014, Mr. Petrillo served as the Company’s Chief Financial Officer and Treasurer. Prior to that, Mr. Petrillo was employed in the Company’s Finance Department since April 2000 and served as the Company’s Corporate Controller since June 2005. Mr. Petrillo was also appointed Assistant Secretary of Sycamore in December 2004.

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

The Company expects that the current officers and directors will service until the end of the Dissolution.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our outstanding shares of common stock (collectively, “Reporting Persons”) to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by regulations of the Commission to furnish us with copies of all such filings. Based on a review of the copies of such filings received by us with respect to the fiscal year ended July 31, 2015, we believe that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended July 31, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

The table below sets forth, for the fiscal year ended July 31, 2015, the compensation earned by our current President, General Counsel and Secretary and our Principal Financial Officer and Treasurer. Mr. Guerrera and Mr. Petrillo are our only executive officers. We refer to these executive officers as our “named executive officers”.

Summary Compensation Table

Summary Compensation Table for Fiscal Year 2015

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)	Nonequity Incentive Plan Compensation(1) ($)	All Other Compensation ($)		Total ($)
David Guerrera	2015	109,991	(2)	30,000	(3)	—	—	4,368	(4)	144,359
President and General Counsel	2014	176,731		30,000						206,731

Anthony J. Petrillo(5)	2015	72,873		26,000	(6)	—	—	274,526	(7)	373,309
Principal Financial Officer and Treasurer	2014	209,009		50,000		—	26,000	4,225		289,234

(1)	Includes amounts earned pursuant to non-equity incentive plan compensation in the form of bonuses earned by named executive officers with respect to the specified year, regardless of whether the amounts were paid in such year. Payments made in connection with our non-equity incentive plans were made quarterly for achievements through the end of the relevant quarter.
(2)	Represents $60,231 of base salary paid to Mr. Guerrera in fiscal year 2015, plus $49,760 in additional compensation pursuant to an arrangement that pays Mr. Guerrera at a rate of $67 per hour for services in excess of 17 hours per week.
(3)	Represents the second of three retention bonuses paid to Mr. Guerrera pursuant to his Retention Bonus Agreement (the “Bonus Agreement”) with the Company. Pursuant the Bonus Agreement, if certain conditions set forth therein are met (including Mr. Guerrera’s continued employment through the applicable date), Mr. Guerrera will be entitled to receive an additional retention bonus of $30,000 on March 7, 2016.
(4)	Represents the value of unused paid-time off received by Mr. Guerrera following the Board’s termination of the Company’s paid time-off policy.
(5)	Mr. Petrillo departed as Sycamore’s Chief Financial Officer on December 5, 2014, but has continued to serve as the Company’s Principal Financial Officer and Treasurer on a non-employee basis since December 5, 2014.
(6)	Represents a retention bonus paid to Mr. Petrillo that he became entitled to by action of the Board on June 5, 2014.
(7)	Represents (1) $7,273 in reimbursements for health coverage, (2) amounts paid in fiscal year 2015 pursuant to Mr. Petrillo’s severance agreement in connection with his termination of employment, including a lump sum payment equal to one years’ worth of his base salary ($208,208), unused paid time off ($30,746) and continued paid health insurance coverage ($8,299); and (3) $20,000 paid in fiscal year 2015 in accordance with the terms of his Service Consulting Agreement.

Outstanding Equity Awards at Fiscal Year-End

All outstanding and unexercised options and other equity awards were terminated on March 7, 2013 upon the effectiveness of the Dissolution. Accordingly, none of our named executive officers had any outstanding equity awards as of July 31, 2015. No new equity awards are expected to be issued.

Severance, Change of Control and Employment Agreements

Following his termination as Chief Financial Officer and Treasurer on December 5, 2014, Mr. Petrillo became entitled to receive certain payments and benefits pursuant to a Severance Pay Agreement, including (a) an amount equal to one year worth of his base salary, (b) continued paid coverage under the Company’s group health plans for 12 months after such termination, and (c) outplacement services at the Company’s expense for a period of 26 weeks. (See “Other Compensation” and associated footnotes in the Summary Compensation Table above for amounts paid in fiscal year 2015 to Mr. Petrillo pursuant to his Severance Pay Agreement).

Severance Agreements. Mr. Guerrera is a party to a Severance Pay Agreement with the Company. Pursuant to Mr. Guerrera’s Severance Pay Agreement, in the event of Mr. Guerrera’s involuntary termination, he will be entitled to receive certain benefits including (a) an amount equal to 12 months’ worth of his base salary, and (b) outplacement services at the Company’s expense for a period of 26 weeks and (c) under certain circumstances, continued paid coverage under the Company’s group health plans for 12 months after such termination.

Retention Agreements. Prior to his appointment as President and General Counsel in December 2013, Mr. Guerrera became a party to a Retention Bonus Agreement with the Company. Pursuant to Mr. Guerrera’s Retention Bonus Agreement, if certain conditions set forth therein are met (including his continued employment through the applicable date), Mr. Guerrera is entitled to receive an additional retention bonus of $30,000 on March 7, 2016.

Consulting Agreements. In connection with the termination of Mr. Petrillo’s employment with the Company, the Company entered into a Services Consulting Agreement with Mr. Petrillo on December 4, 2014, pursuant to which Mr. Petrillo, following the termination of his employment with the Company, provided certain financial consulting and other services to the Company relating to the wind-down. Under the terms of the Consulting Agreement, Mr. Petrillo became entitled to receive $2,500 per month, and he continues to serve as the Company’s Principal Financial Officer and Treasurer on a non-employee basis.

Director Compensation

The following table shows the fiscal year 2015 compensation information for our directors who served during such period.

Director Compensation for Fiscal Year 2015

Name	Fees Earned or Paid in Cash(1) ($)		Option Awards(2) ($)	All Other Compensation ($)	Total ($)
Daniel E. Smith	36,000	(3)	—	—	36,000
Alan R. Cormier	36,000	(4)	—	—	36,000
Robert E. Donahue	9,198	(5)	—	—	9,198
David Guerrera(6)	—		—	—	—

(1)	Reflects amounts earned by our directors for their fiscal year 2015 service on the Board, regardless of when the amounts were paid. Commencing on April 1, 2013, each non-employee director of the Company receives an annual retainer of $36,000, paid on a quarterly basis, for the director’s service on the Board.
(2)	No option or other equity awards were granted to our directors during the fiscal year ended July 31, 2015. All outstanding and unexercised options were terminated on March 7, 2013 upon the filing of the Certificate of Dissolution.
(3)

Represents fees paid to Mr. Smith for his service as a non-employee director in fiscal year 2015. In accordance with the terms of Mr. Smith’s change of control agreement with the Company, the Company paid $5,904 for group health insurance coverage on behalf of Mr. Smith in fiscal year 2015. Those payments were made pursuant to the terms of Mr. Smith’s change of control agreement with the Company, not in connection with Mr. Smith’s service as a director of the Company, and, accordingly, are not included in the table above.
(4)	Represents fees paid to Mr. Cormier for his service as a non-employee director in fiscal year 2015.
(5)	Represents Board fees earned by Mr. Donahue prior to his departure from the Board on October 27, 2014.
(6)	Mr. Guerrera did not receive any compensation for his service as a director of the Company in fiscal year 2015 because he also serves as an employee of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of October 2, 2015, with respect to beneficial ownership of our common stock by: (i) each person who, to our knowledge, beneficially owned more than 5% of the shares of our common stock outstanding as of such date, (ii) each of our current directors, (iii) our named executive officers identified in the Summary Compensation Table set forth above and (iv) all directors and executive officers as a group.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise noted in the footnotes below, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of its common stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of shares of Common Stock outstanding is based on 28,882,093 shares of Common Stock outstanding as of October 2, 2015.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding
Daniel E. Smith (2)	3,763,039	13.0
Alan R. Cormier	20	*
Anthony J. Petrillo	227	*
David Guerrera	0	*
Platyko Partners, LP (2)	2,112,500	7.3
Gururaj Deshpande (3)	4,571,280	15.9
General Holdings LLC(4)	4,083,734	14.1
Farallon Capital Management, L.L.C.(5)	2,745,000	9.5
Lloyd I. Miller(6)	2,217,279	7.7
Sparta Group MA LLC (3)	4,567,440	15.8
All current executive officers and directors as a group (4 persons)	3,763,286	13.0

*	Less than 1% of the total number of outstanding shares of Common Stock.
(1)	Except as otherwise noted, the address of each person is: c/o Sycamore Networks, Inc., 300 Brickstone Square, Suite 201, Andover, Massachusetts 01810.
(2)	Consists of 573,039 shares owned by Mr. Smith directly, 1,077,500 shares that Mr. Smith owns jointly with his wife, Elizabeth Riley, and 2,112,500 shares held by Platyko Partners, L.P., of which Mr. Smith and his wife serve as general partners.
(3)	Includes 4,567,440 shares held by Sparta Group MA LLC Series 4 and 3,840 shares held by the Gururaj Deshpande Grantor Retained Annuity Trust (the “Annuity Trust”). Mr. Deshpande and his wife, Jaishree Deshpande, serve as managers of Sparta Group MA LLC and share voting and investment power over the Common Stock held by Sparta Group MA LLC Series 4. Jaishree Deshpande serves as trustee of the Annuity Trust and exercises sole voting and investment power over the Sycamore shares held therein. Mr. Deshpande disclaims beneficial ownership of the shares held by the Annuity Trust. The address for Sparta Group MA LLC Series 4 is 92 Montvale Ave., Suite 2500, Stoneham, MA 02180.
(4)	Based solely on a Schedule 13D filed on August 13, 2015, as amended on September 18, 2015, General Holdings LLC (“General Holdings”) is the beneficial owner of 4,083,734 shares of our Common Stock. Andrew Bellas, by virtue of his position as Manager of General Holdings, may be deemed to have voting and dispositive power with respect to the shares. The address of General Holdings is c/o General Holdings LLC, 96 S. Union #1, Burlington, VT 05401.
(5)

Based solely on a Schedule 13G filed on February 13, 2015, includes 638,519 shares of our Common Stock held by Farallon Capital Partners, L.P. (“FCP”), 711,300 shares of Common Stock held by Farallon Capital Institutional Partners, L.P. (“FCIP”), 56,700 shares of Common Stock held by Farallon Capital Institutional Partners II, L.P. (“FCIP II”), 76,700 shares of Common Stock held by Farallon Capital Institutional

Partners III, L.P. (“FCIP III”), 1,025,700 shares of Common Stock held by Farallon Capital Offshore Investors II, L.P. (“FCOI II”), 40,900 shares of Common Stock held by Farallon Capital (AM) Investors, L.P. (“FCAMI”), 134,881 shares of Common Stock held by Farallon Capital AA Investors, L.P. (“FCAAI,” and together with FCP, FCIP, FCIP II, FCIP III, FCOI II and FCAMI, the “Farallon Funds”), and 60,300 shares of our Common Stock held by one or more accounts (the “Managed Accounts”), each as managed by Farallon Capital Management, L.L.C. (the “Management Company”). The Management Company, as investment adviser to the Managed Accounts, may be deemed to be a beneficial owner of all such shares owned by the Managed Accounts. Farallon Partners, L.L.C. (the “Farallon General Partner”), as general partner of each of FCP, FCIP, FCIP II, FCIP III, FCOI II and FCAMI and the sole member of Farallon AA GP, L.L.C (the “FCAAI General Partner”), may be deemed to be a beneficial owner of all such shares owned by the Farallon Funds. The FCAAI General Partner, as general partner of FCAAI, may be deemed to be a beneficial owner of all such shares owned by FCAAI. Michael B. Fisch, Richard B. Fried, Daniel J. Hirsch, David T. Kim, Monica R. Landry, Michael G. Linn, Rajiv A. Patel, Thomas G. Roberts, Jr., Andrew J.M. Spokes, John R. Warrren and Mark C. Wehrly (collectively, the “Farallon Individual Reporting Persons”), as managing members of both the Farallon General Partner and the Management Company, and managers of the FCAAI General Partner, with the power to exercise investment discretion, may each be deemed to be a beneficial owner of all such shares owned by the Farallon Funds and the Managed Accounts. Each of the Management Company, the Farallon General Partner, the FCAAI General Partner and the Farallon Individual Reporting Persons disclaims any beneficial ownership of any such shares. The address for the reporting persons is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 2100, San Francisco, CA 94111.
(6)	Based solely on a Schedule 13D filed on September 8, 2015, Lloyd I. Miller III is the beneficial owner of 2,217,279 shares of our Common Stock. Mr. Miller has sole voting and dispositive power with respect to the shares by virtue of his position as (i) the managing member of Milfam LLC, a limited liability company that is the adviser to Trust A-4, which is the owner of record of 985,971 of such shares and the general partner of Milfam I L.P. and Milfam II L.P., which are the owners of record of 241,623 and 389,685 such shares, respectively, and (ii) the manager of LIMFAM LLC, which is the owner of record of 600,000 of such shares. The address of Mr. Miller is 3300 South Dixie Highway, Suite 1-365, West Palm Beach, FL 33405.

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

Certain Relationships and Related Transactions

In July 2000, we made an investment of $2.2 million in Tejas and we currently own approximately 5% of the outstanding equity interests in Tejas. Our former Chairman of the Board, Mr. Gururaj Deshpande, also serves as the chairman of the board of directors of Tejas and owns approximately 29% of the equity interests in Tejas. We have no obligation to provide any additional funding to Tejas. We did not conduct any transactions with Tejas during the fiscal year ended July 31, 2015. Following the filing of the Certificate of Dissolution, Mr. Deshpande resigned from the Board, effective April 1, 2013, but continues to beneficially own approximately 16% of the shares of the Common Stock.

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

Indemnification of Officers and Directors

We have entered into our standard form of indemnification agreement with each of our directors and executive officers, which is in addition to the indemnification provided for in our amended and restated certificate of incorporation, as amended. The Plan of Dissolution also provides that we continue to indemnify our directors and executive officers in accordance with such agreements and our amended and restated certificate of incorporation, as amended. The indemnification agreements, among other things, provide for indemnification of our directors and executive officers for a number of expenses, including attorneys’ fees and other related expenses, as well as certain judgments, fines, penalties and settlement amounts incurred by any such person in any action, suit or proceeding, including any action by or in the right of the Company, arising out of such person’s services as a director or executive officer of the Company or any other company or enterprise to which the person provided services at our request. During the Dissolution period, we intend to continue to indemnify each of our current and former directors and executive officers to the extent permitted under Delaware law, our amended and restated certificate of incorporation, as amended, and the indemnification agreements. Sycamore has also continued to maintain directors’ and officers’ coverage since the filing of the Certificate of Dissolution, and currently intends to maintain such coverage through the end of the Dissolution Period and to obtain a tail policy following the completion of the Dissolution.

Director Independence

As of July 31, 2015, the Board consisted of Alan R. Cormier, Daniel E. Smith and David Guerrera. The Board has determined that none of Messrs. Smith, Cormier or Guerrera is an independent director under the listing standards of NASDAQ and applicable laws and regulations.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended July 31, 2015 and July 31, 2014:

Fee Category	Fiscal Year 2015 Fees	Fiscal Year 2014 Fees
Audit Fees	$203,300	$226,500
Audit-Related Fees	—	—
Tax Fees	$16,500	$75,000
All Other Fees	—	—

Total Fees	$219,800	$301,500

Audit Fees. Consists of the aggregate fees billed for professional services rendered for the integrated audit of our financial statements and of our internal control over financial reporting for the fiscal years ended July 31, 2015 and July 31, 2014, and for reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees. Consists of the aggregate fees billed for professional services rendered for audit-related services including consultations on other financial accounting and reporting related matters for the fiscal year ended July 31, 2015.

Tax Fees. Consists of the aggregate fees billed for professional services relating to tax compliance and other tax services including tax planning and advisory services for the fiscal years ended July 31, 2015 and July 31, 2014.

All Other Fees. Consists of aggregate fees billed for all other products and services provided for the fiscal years ended July 31, 2015 and July 31, 2014.

Pre-Approval Policy

The Board’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. All of the estimates for audit, audit-related fees and tax fees for fiscal years 2015 and 2014 were pre-approved by the Board.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The financial statements listed in the accompanying Index to Financial Statements on page 20 are filed as part of this report.

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

*10.2	Form of Amended Change of Control Agreement between Sycamore Networks, Inc. and Executive Officers of Sycamore Networks, Inc. dated as of December 18, 2008 (6)

*10.3	Letter Agreement between Sycamore Networks, Inc. and Alan Cormier (4)

Number	Exhibit Description

10.4	Services Consulting Agreement by and between Sycamore Networks, Inc. and Paul F. Brauneis dated March 29, 2013 (13)

10.5	Services Consulting Agreement by and between Sycamore Networks, Inc. and Kevin J. Oye dated March 29, 2013 (13)

10.6	Retention Bonus Agreement by and between Sycamore Networks, Inc. and Alan R. Cormier dated March 29, 2013 (13)

10.7	Retention Bonus Agreement by and between Sycamore Networks, Inc. and Anthony Petrillo dated March 29, 2013 (13)

10.8	Severance Pay Agreement by and between Sycamore Networks, Inc. and Anthony Petrillo dated March 29, 2013 (13)

*10.9	Services Consulting Agreement by and between Sycamore Networks, Inc. and Alan R. Cormier dated December 20, 2013 (16)

*10.10	Retention Bonus Agreement by and between Sycamore Networks, Inc. and David Guerrera dated April 15, 2013 (16)

*10.11	Severance Pay Agreement by and between Sycamore Networks, Inc. and David Guerrera dated April 15, 2013 (16)

10.12	Purchase and Sale Agreement by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC dated October 10, 2014 (17)

10.13	First Amendment to Purchase and Sale Agreement by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC dated February 24, 2015 (18)

10.14	Second Amendment to Purchase and Sale Agreement by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC dated March 27, 2015 (19)

10.15	Third Amendment to Purchase and Sale Agreement by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC dated March 30, 2015 (19)

10.16	Fourth Amendment to Purchase and Sale Agreement by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC dated July 30, 2015 (20)

10.17	Fifth Amendment to Purchase and Sale Agreement by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC dated September 15, 2015 (21)

10.18	Sixth Amendment to Purchase and Sale Agreement by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC dated September 30, 2015 (22)

10.19	Seventh Amendment to Purchase and Sale Agreement by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC dated October 9, 2015 (23)

10.20	Settlement Agreement by and between Franklin Equities, LLC, FE Potash 100, LLC, Sycamore Networks, Inc., Princeton Tyngsborough Commons LLC, and with respect to Sections 2-4 and 7-15 and beneficially as to Section 5 only, Potash Properties, LLC dated October 5, 2015 (23)

21.1	List of Subsidiaries

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Number	Exhibit Description

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase

100.DEF	XBRL Taxonomy Extension Definition Linkbase

100.LAB	XBRL Taxonomy Extension Label Linkbase

100.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 1999 filed with the Commission on December 13, 1999.
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630) filed with the Commission on February 17, 2000, as amended.
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Commission on March 13, 2001.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 29, 2005 filed with the Commission on February 25, 2005.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Commission on November 28, 2007.
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Commission on December 23, 2008.
(7)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Commission on December 21, 2009.
(8)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2010 filed with the Commission on September 24, 2010.
(9)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(10)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 29, 2012.
(11)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2013.
(12)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013.
(13)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.
(14)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2014.
(15)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2014.
(16)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2013.
(17)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014.

(18)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2015.
(19)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2015.
(20)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2015.
(21)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2015.
(22)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015.
(23)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2015.
*	Denotes a management contract or compensatory plan or arrangement.

(b)	Exhibits

The Company hereby files as part of this Form 10-K the exhibits listed in the Exhibit Index beginning on page 43.

(c)	Financial Statement Schedules:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Andover, Commonwealth of Massachusetts, on this 27th day of October 2015.

SYCAMORE NETWORKS, INC.

By:	/s/ David Guerrera
David Guerrera
President, General Counsel and Secretary

POWER OF ATTORNEY AND SIGNATURES

Know all persons by these presents, that each person whose signature appears below constitutes and appoints David Guerrera his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID GUERRERA David Guerrera	President, General Counsel, Secretary and Director	October 27, 2015

/s/ ANTHONY J. PETRILLO Anthony J. Petrillo	Principal Financial Officer and Treasurer (Principal Financial and Accounting Officer)	October 27, 2015

/s/ ALAN R. CORMIER Alan R. Cormier	Director	October 27, 2015

/s/ DANIEL E. SMITH Daniel E. Smith	Director	October 27, 2015