Form 10-Q
period 2015-10-31
SYCAMORE NETWORKS INC
filed 2015-12-10
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2015

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

The number of shares outstanding of the registrant’s Common Stock as of December 4, 2015 was 28,882,093.

Sycamore Networks, Inc.

Part I.	Financial Information

Item 1.	Financial Statements

Sycamore Networks, Inc.

Statement of Net Assets in Liquidation

(in thousands, except per share data)

(unaudited)

	October 31, 2015	July 31, 2015
Assets

Cash and cash equivalents	$10,807	10,943
Land	2,500	2,500
Other assets	47	47

Total assets	13,354	13,490

Liabilities and Net Assets

Accounts payable	238	—
Accrued expenses	47	47
Reserve for estimated costs during the Dissolution period	1,402	1,776
Other liabilities	1,587	1,587

Total liabilities	3,274	3,410

Net assets in liquidation	$10,080	$10,080

Shares outstanding	28,882	28,882

Net assets in liquidation per share	$0.35	$0.35

The accompanying notes are an integral part of the financial statements.

Sycamore Networks, Inc.

Statement of Changes in Net Assets in Liquidation

For the three months ended October 31, 2015 and October 25, 2014

(in thousands)

(unaudited)

Three months ended October 31, 2015
Net assets in liquidation as of July 31, 2015	$10,080

Change in estimated realizable value of assets and liabilities:

None	—

Net assets in liquidation as of October 31, 2015	$10,080

Three months ended October 25, 2014
Net assets in liquidation as of July 31, 2014	$9,496

Change in estimated net realizable value of assets and liabilities:

Decrease in estimated costs during the Dissolution period	20
Increase in estimated net realizable value for other assets	68

Net assets in liquidation as of October 25, 2014	$9,584

The accompanying notes are an integral part of the financial statements.

Sycamore Networks, Inc.

Notes To Financial Statements (Unaudited)

1.	Description of Business

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

As a result of the completion of the Asset Sale and the Company’s previously announced halting of further development and marketing in connection with the IQstream Business, the Company no longer has any operating assets or revenue. Since the filing of the Certificate of Dissolution, the Company has been operating in accordance with the Plan of Dissolution, which contemplates an orderly wind-down of the Company’s business, including the sale or monetization of the Company’s remaining non-cash assets and the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims. As of October 31, 2015, the Company had one remaining employee.

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

In accordance with the Purchase and Sale Agreement by and between the Company and Princeton Tyngsborough Commons, LLC (“Tyngsborough Commons”) dated October 10, 2014, and amended on each of February 24, 2015, March 27, 2015, March 30, 2015, July 30, 2015, September 15, 2015, September 30, 2015 and October 9, 2015 (as amended, the “Purchase Agreement”), on December 4, 2015 the Company completed the sale of approximately 102 acres of undeveloped land located in Tyngsborough, Massachusetts (the “Tyngsborough Land”) to Tyngsborough Commons for a total purchase price of $2.5 million. Certain representations and warranties under the Purchase Agreement will survive the closing until February 29, 2016. Pursuant to the Purchase Agreement, under no circumstances will the Company be liable to Tyngsborough Commons for more than $75,000 in the aggregate for any breaches of such representations and warranties or obligations.

On March 26, 2015, Franklin Equities, LLC and FE Potash 100, LLC (together, the “Plaintiffs”), abutters of the Tyngsborough Land, filed a complaint (the “Complaint”) in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts against the Company and Charles McAnsin Associates, A Limited Partnership (the “Tyngsborough Litigation”). In connection with the closing of the sale of the Tyngsborough Land on December 4, 2015, a Settlement Agreement with respect to the Tyngsborough Litigation and certain other litigation to which the Company was not a party (the “Settlement Agreement”) was consummated, in connection with which settlement funds were disbursed to the Plaintiffs, a stipulation of dismissal was filed in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts and the termination of the Reciprocal Easement Agreement, dated as of November 23, 1998, by and between predecessors-in-title of the Plaintiffs and the Company as owners of certain real property (including, in the case of the Company and its predecessor-in-title, several lots constituting the Tyngsborough Land) (the “Reciprocal Easement Agreement”) and a new easement agreement between the Company and the Plaintiffs, pursuant to which each party granted the other certain rights of use and access with respect to the Tyngsborough Land (the “New Easement Agreement”), were recorded with the Middlesex North Registry of Deeds in Middlesex County, Massachusetts. For additional information concerning this matter, see Note 6 to the financial statements.

The Company is continuing to pursue the sale of its remaining non-cash assets, which, following the sale of the Tyngsborough Land, primarily consists of the Company’s investment in Tejas Networks India Private Limited, a private company in India that provides optical transport solutions to telecommunications carriers (“Tejas”). In July 2000, the Company made an investment of $2.2 million in Tejas and currently owns approximately 5% of the outstanding equity interests in Tejas. The Company is currently evaluating its available options with respect to its investment in Tejas. The Company currently believes that it may be possible to realize some value with respect to its investment in Tejas; however, the possible receipt of any such potential value is subject to substantial risks and uncertainties which are outside of the Company’s control, including certain obligations between the stockholders of Tejas, and the Company has determined that it cannot reasonably provide an estimate of the net realizable value of its Tejas investment at this time. Accordingly, the Company has assigned no value to Tejas for the purposes of the Company’s Statement of Net Assets, and there can be no assurance as to when, if ever, the Company will be able to realize any value with respect to its investment in Tejas, which may delay the completion of the Dissolution and related distributions to its stockholders.

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

Under the Delaware General Corporation Law, the Dissolution period and the Company’s corporate existence will continue until at least March 7, 2016, three years from the filing of the Certificate of Dissolution, or such longer period as the Court of Chancery directs to, among other things, enable the Company to dispose and convey its properties, discharge its liabilities and distribute to its stockholders any remaining assets. Until the completion of the Dissolution, the Company will continue to pursue the liquidation to cash of its remaining non-cash assets for possible distribution to its stockholders. There can be no assurance as to the amount of consideration the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur. Subject to uncertainties inherent in the winding-down of the Company’s business, the Company may make one or more additional liquidating distributions following the liquidation to cash of its remaining non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing of the completion of the Dissolution, the timing of any further distributions to stockholders or the aggregate amount of any such distributions, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Company’s Statement of Net Assets. The Company will continue to analyze its estimates of liquidation expenses on an ongoing basis, and determine whether further distributions of assets to its stockholders are appropriate at such times.

2.	Basis of Presentation

The accompanying financial data has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015, as filed with the SEC on October 27, 2015.

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

On March 24, 2013, following the Company’s filing of the Certificate of Dissolution, the Company adopted the liquidation basis of accounting. See Note 3 to the financial statements, “Liquidation Basis of Accounting,” for further information regarding the Company’s adoption of the liquidation basis of accounting.

3.	Liquidation Basis of Accounting

Net assets in liquidation were $10.08 million as of October 31, 2015 and July 31, 2015.

As of October 31, 2015, assets consisted of cash and cash equivalents of $10.81 million, the Tyngsborough Land valued at $2.5 million and other assets of $0.05 million. Based on our current best estimate of the realizable value of the Company’s remaining assets relating to the IQstream Business, we have assigned a value of $0 to these assets for purposes of the Statement of Net Assets. In addition, due to the uncertainty surrounding our ability to liquidate our Tejas investment, we have determined that we cannot reasonably provide an estimate of the net realizable value of our Tejas investment at this time and, accordingly, have assigned no value to the Tejas investment for purposes of the Statement of Net Assets.

As of October 31, 2015, liabilities consisted of accounts payable of $0.24 million, accrued expenses of $0.05 million, our reserve for estimated costs during the Dissolution period of $1.4 million and other liabilities of $1.59 million. For additional information concerning other liabilities, see Note 5. “Income Taxes.”

The Company accrued estimated costs expected to be incurred in carrying out the Plan of Dissolution. Under Delaware law, the Dissolution period will last for a minimum of three years from the filing of the Certificate of Dissolution (or March 7, 2016), and the Company’s reserve for estimated costs during the Dissolution period assumes such period will end on March 7, 2016. The Company was required to make certain estimates and exercise judgment in determining the accrued costs of liquidation as of October 31, 2015 and July 31, 2015.

The table below summarizes the reserve for estimated costs during the Dissolution period as of October 31, 2015 and July 31, 2015 (in thousands):

	October 31, 2015	July 31, 2015
Compensation	$299	$376
Professional fees	516	568
Other expenses associated with wind down activities	587	646
Insurance	—	186

	$1,402	$1,776

For the three months ended October 31, 2015, the Company did not make any adjustments to its estimate of the realizable value of assets or its estimated settlement of liabilities and there was no change in net assets for the three months ended October 31, 2015.

4.	Cash Equivalents and Marketable Securities

Cash equivalents are short-term, highly liquid investments with original or remaining maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. As of October 31, 2015 and July 31, 2015, aggregate cash and cash equivalents consisted of (in thousands):

October 31, 2015:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$10,807	$—	$—	$10,807

Total	$10,807	$—	$—	$10,807

July 31, 2015:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$10,943	$—	$—	$10,943

Total	$10,943	$—	$—	$10,943

5.	Income Taxes

The Company is currently open to audit under statutes of limitation by the Internal Revenue Service, various foreign jurisdictions, and state jurisdictions for the fiscal years ended July 31, 2009 through July 31, 2015. However, limited adjustments can be made to federal and state tax returns in earlier years in order to reduce net operating loss carryforwards.

As of October 31, 2015 and July 31, 2015, the Company had a liability of $1.59 million for taxes, interest and penalties for unrecognized tax benefits related to various foreign income tax matters. As of October 31, 2015 and July 31, 2015, the Company had $0.6 million accrued for interest and penalties related to uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international and state income taxes. This liability is subject to change, perhaps materially.

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

Litigation

On March 26, 2015, the Plaintiffs filed the Complaint in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts against the Company and Charles McAnsin Associates, A Limited Partnership. On October 5, 2015, the Company, Tyngsborough Commons, the Plaintiffs and certain other parties named therein entered into the Settlement Agreement providing for, among other things: (i) the filing of a motion to stay the Tyngsborough Litigation upon the parties’ entry into the Settlement Agreement; and (ii) in connection with the closing of the sale of the Tyngsborough Land to Tyngsborough Commons (or its permitted assigns), (A) the filing of a stipulation of dismissal, with prejudice, of the Tyngsborough Litigation, upon the payment by the Company and Tyngsborough Commons to the Plaintiffs of an aggregate amount of $125,000 (the Company and Tyngsborough Commons separately agreed that the Company is only required to pay $50,000 of such settlement amount), (B) the termination of the Reciprocal Easement Agreement and (C) the entry into the New Easement Agreement. In connection with the closing of the sale of the Tyngsborough Land on December 4, 2015, the Settlement Agreement was consummated, in connection with which settlement funds were disbursed to the Plaintiffs, a stipulation of dismissal was filed in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts and the termination of the Reciprocal Easement Agreement and the New Easement Agreement were recorded with the Middlesex North Registry of Deeds in Middlesex County, Massachusetts.

Guarantees

The Company’s guarantees requiring disclosure consist of its indemnification obligations for officers and directors and for other claims.

Prior to the Asset Sale and the Dissolution, in the normal course of business, the Company agreed to indemnify other parties, including customers, lessors and parties to other transactions with the Company with respect to certain matters. Historically, payments made by the Company under these agreements had not had a material impact on the Company’s operating results or financial position. Furthermore, most of these obligations were assumed by Buyer in connection with the Asset Sale. Accordingly, the Company has not recorded a liability for these agreements as of October 31, 2015 or July 31, 2015, as the Company believes the exposure for any related payments is not material.

We entered into our standard form of indemnification agreement with each of our current and former directors and executive officers, which is in addition to the indemnification provided for in our amended and restated certificate of incorporation, as amended. The Plan of Dissolution also provides that we continue to indemnify such directors and executive officers in accordance with such agreements and our amended and restated certificate of incorporation, as amended. The indemnification agreements, among other things, provide for indemnification of such directors and executive officers for a number of expenses, including attorneys’ fees and other related expenses, as well as certain judgments, fines, penalties and settlement amounts incurred by any such person in any action, suit or proceeding, including any action by or in the right of the Company, arising out of such person’s service as a director or executive officer of the Company or any other company or enterprise to which the person provided services at our request. The Company did not incur any expense under these arrangements during the first three months of fiscal 2016 or fiscal 2015. Due to the Company’s inability to estimate liabilities in connection with these agreements, if and when they might be incurred, the Company has not recorded any liability for these agreements as of October 31, 2015 or July 31, 2015. During the Dissolution period, we intend to continue to indemnify each of our current and former directors and executive officers to the extent permitted under Delaware law, our amended and restated certificate of incorporation, as amended, and the indemnification agreements. The Company has also continued to maintain directors’ and officers’ insurance coverage since the filing of the Certificate of Dissolution, and intends to maintain such coverage through the end of the Dissolution period and to obtain a tail policy following the completion of the Dissolution.

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

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of the Company measured at fair value on a recurring basis as of October 31, 2015, are summarized as follows (in thousands):

	October 31, 2015	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash and Cash Equivalents	$10,807	$10,807	$—	$—

Total assets	$10,807	$10,807	$—	$—

Cash and Cash Equivalents

Cash and cash equivalents of $10.81 million consisting of money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Assets and liabilities of the Company measured at fair value on a recurring basis as of July 31, 2015, are summarized as follows (in thousands):

	July 31, 2015	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash and Cash Equivalents	$10,943	$10,943	$—	$—

Total assets	$10,943	$10,943	$—	$—

Cash and Cash Equivalents

Cash and cash equivalents of $10.94 million consisting of money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

8.	Subsequent Events

In accordance with the Purchase Agreement, on December 4, 2015, the Company completed the sale of the Tyngsborough Land to Tyngsborough Commons for a total purchase price of $2.5 million. Certain representations and warranties under the Purchase Agreement will survive the closing until February 29, 2016. Pursuant to the Purchase Agreement, under no circumstances will the Company be liable to Tyngsborough Commons for more than $75,000 in the aggregate for any breaches of such representations and warranties or obligations.

In connection with the closing of the sale of the Tyngsborough Land, the Settlement Agreement relating to the Tyngsborough Litigation was consummated, in connection with which settlement funds were disbursed to the Plaintiffs, a stipulation of dismissal was filed in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts and the termination of the Reciprocal Easement Agreement and the New Easement Agreement were recorded with the Middlesex North Registry of Deeds in Middlesex County, Massachusetts.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, we wish to caution you that certain matters discussed in this report constitute forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including, without limitation, those risks and uncertainties discussed under the heading “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015, as filed with the U.S. Securities and Exchange Commission (“SEC”) on October 27, 2015. The information discussed in this report should be read in conjunction with our Annual Report on Form 10-K and other reports we file from time to time with the SEC. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.

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

As a result of the completion of the Asset Sale and the Company’s previously announced halting of further development and marketing in connection with the IQstream Business, the Company no longer has any operating assets or revenue. Since the filing of the Certificate of Dissolution, the Company has been operating in accordance with the Plan of Dissolution, which contemplates an orderly wind-down of the Company’s business, including the sale or monetization of the Company’s remaining non-cash assets and the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims. As of October 31, 2015, the Company had one remaining employee.

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

In accordance with the Purchase and Sale Agreement by and between the Company and Princeton Tyngsborough Commons, LLC (“Tyngsborough Commons”) dated October 10, 2014, and amended on each of February 24, 2015, March 27, 2015, March 30, 2015, July 30, 2015, September 15, 2015, September 30, 2015 and October 9, 2015 (as amended, the “Purchase Agreement”), on December 4, 2015 the Company completed the sale of approximately 102 acres of undeveloped land located in Tyngsborough, Massachusetts (the “Tyngsborough Land”) to Tyngsborough Commons for a total purchase price of $2.5 million. Certain representations and warranties under the Purchase Agreement will survive the closing until February 29, 2016. Pursuant to the Purchase Agreement, under no circumstances will the Company be liable to Tyngsborough Commons for more than $75,000 in the aggregate for any breaches of such representations and warranties or obligations.

On March 26, 2015, Franklin Equities, LLC and FE Potash 100, LLC (together, the “Plaintiffs”), abutters of the Tyngsborough Land, filed a complaint (the “Complaint”) in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts against the Company and Charles McAnsin Associates, A Limited Partnership (the “Tyngsborough Litigation”). In connection with the closing of the sale of the Tyngsborough Land on December 4, 2015, a Settlement Agreement with respect to the Tyngsborough Litigation and certain other litigation to which the Company was not a party (the “Settlement Agreement”) was consummated, in connection with which settlement funds were disbursed to the Plaintiffs, a stipulation of dismissal was filed in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts and the termination of a Reciprocal Easement Agreement, dated as of November 23, 1998, by and between predecessors-in-title of the Plaintiffs and the Company as owners of certain real property (including, in the case of the Company and its predecessor-in-title, several lots constituting the Tyngsborough Land) (the “Reciprocal Easement Agreement”) and a new easement agreement between the Company and the Plaintiffs, pursuant to which each party granted the other certain rights of use and access with respect to the Tyngsborough Land (the “New Easement Agreement”), were recorded with the Middlesex North Registry of Deeds in Middlesex County, Massachusetts. For additional information concerning this matter, see “Part II, Item 1, Legal Proceedings.”

The Company is continuing to pursue the sale of its remaining non-cash assets, which, following the sale of the Tyngsborough Land, primarily consist of the Company’s investment in Tejas Networks India Private Limited, a private company in India that provides optical transport solutions to telecommunications carriers (“Tejas”). In July 2000, the Company made an investment of $2.2 million in Tejas and the Company currently owns approximately 5% of the outstanding equity interests in Tejas. The Company is currently evaluating its available options with respect to its investment in Tejas. The Company currently believes that it may be possible to realize some value with respect to its investment in Tejas; however, the possible receipt of any such potential value is subject to substantial risks and uncertainties which are outside of the Company’s control, including certain obligations between the stockholders of Tejas, and the Company has determined that it cannot reasonably provide an estimate of the net realizable value of its Tejas investment at this time. Accordingly, the Company has assigned no value to Tejas for the purposes of the Company’s Statement of Net Assets, and there can be no assurance as to when, if ever, the Company will be able to realize any value with respect to its investment in Tejas, which may delay the completion of the Dissolution and related distributions to its stockholders.

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

Under the Delaware General Corporation Law, the Dissolution period and the Company’s corporate existence will continue until at least March 7, 2016, three years from the filing of the Certificate of Dissolution, or such longer period as the Court of Chancery directs to, among other things, enable the Company to dispose and convey its properties, discharge its liabilities and distribute to its stockholders any remaining assets. Until the completion of the Dissolution, the Company will continue to pursue the liquidation to cash of its remaining non-cash assets for possible distribution to our stockholders. There can be no assurance as to the amount of consideration the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur. Subject to uncertainties inherent in the winding-down of the Company’s business, the Company may make one or more additional liquidating distributions following the liquidation to cash of our remaining non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing of the completion of the Dissolution, the timing of any further distributions to stockholders or the aggregate amount of any such distributions, and no assurance can be given that the distributions will equal or exceed our estimate of net assets presented in the Company’s Statement of Net Assets. The Company will continue to analyze its estimates of liquidation expenses on an ongoing basis, and determine whether further distributions of assets to its stockholders are appropriate at such times.

Net Assets in Liquidation and Changes in Net Assets

Net assets in liquidation were $10.08 million as of October 31, 2015 and July 31, 2015.

For the three months ended October 31, 2015, the Company did not make any adjustments to its estimate of the realizable value of assets or its estimated settlement of liabilities and there was no change in net assets for the three months ended October 31, 2015.

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

During the remainder of the Dissolution period, the Company will continue to pursue the liquidation to cash of our remaining non-cash assets for possible distribution to our stockholders. There can be no assurance as to the amount of consideration the Company may be able to obtain for these assets or as to any time frame within which a potential sale or other disposition of these assets might occur. Subject to uncertainties inherent in the winding up of the Company’s business, we may make one or more additional liquidating distributions following the liquidation to cash of our non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing of the completion of the Dissolution, the timing of any further distributions to stockholders or the aggregate amount of any such distributions, and no assurance can be given that such distributions, if made, will equal or exceed the estimate of net assets presented in the Company’s Statement of Net Assets.

Critical Accounting Policies and Estimates

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015 describes the significant accounting estimates and policies used in the preparation of the financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies during the first three months of fiscal 2016.

Liquidity and Capital Resources

Total cash and cash equivalents were $10.81 million as of October 31, 2015, compared to $10.94 million as of July 31, 2015.

Cash and cash equivalents decreased by $0.13 million during the three months ended October 31, 2015. During the three months ended October 31, 2015, the Company paid $0.13 million in costs related to the Plan of Dissolution.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our President and our Principal Financial Officer and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to our President and our Principal Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and our Principal Financial Officer and Treasurer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

Changes in Internal Control over Financial Reporting. During the quarter ended October 31, 2015, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

•	On March 26, 2015, the Plaintiffs filed the Complaint in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts against the Company and Charles McAnsin Associates, A Limited Partnership. The Complaint asserted that pursuant to a Reciprocal Easement Agreement, the parties thereto agreed to give each other easements for vehicular access over a certain road. The Complaint further asserted that by an amendment to the Reciprocal Easement Agreement, dated as of October 30, 2000, the parties removed all but one lot owned by the Company’s predecessor-in-title from within the purview of the Reciprocal Easement Agreement, and that consequently the Company had the right to the use of only a portion of the road and with respect to the single lot only.

The Complaint stated a claim to quiet title, and sought relief in the form of: (1) a declaration that the Company has the right as appurtenant to the single lot to use the road for access to that lot; (2) a declaration that the Company has no appurtenant right to use the disputed section of the road for any purpose; (3) a declaration that the Company’s only right to use the disputed section of the road is the right appurtenant to the single lot; (4) a declaration that a development proposed on the Tyngsborough Land would not have access over the disputed section of the road; and (5) an award of the Plaintiffs’ costs. On April 16, 2015, the Company filed a special motion to dismiss the Complaint. On May 8, 2015, the Land Court Department of the Trial Court of the Commonwealth of Massachusetts heard oral argument on the motion to dismiss and, after argument, took the matter under advisement.

On October 5, 2015, the Company, Tyngsborough Commons, the Plaintiffs and certain other parties named therein entered into the Settlement Agreement providing for, among other things: (i) the filing of a motion to stay the Tyngsborough Litigation upon the parties’ entry into the Settlement Agreement; and (ii) in connection with the closing of the sale of the Tyngsborough Land to Tyngsborough Commons (or its permitted assigns), (A) the filing of a stipulation of dismissal, with prejudice, of the Tyngsborough Litigation, upon the payment by the Company and Tyngsborough Commons to the Plaintiffs of an aggregate amount of $125,000 (the Company and Tyngsborough Commons separately agreed that the Company is only required to pay $50,000 of such settlement amount), (B) the termination of the Reciprocal Easement Agreement and (C) the entry into the New Easement Agreement. In connection with the closing of the sale of the Tyngsborough Land on December 4, 2015, the Settlement Agreement was consummated, in connection with which settlement funds were disbursed to the Plaintiffs, a stipulation of dismissal was filed in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts and the termination of the Reciprocal Easement Agreement and the New Easement Agreement were recorded with the Middlesex North Registry of Deeds in Middlesex County, Massachusetts.

•	The Company’s 401(k) plan is currently the subject of a scheduled investigation by the U.S. Department of Labor. The Company has been cooperating with, and is in the process of providing the information requested by, the U.S. Department of Labor.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015, as filed with the SEC on October 27, 2015 (our “Annual Report on Form 10-K”). There have been no material changes to our risk factors from those previously disclosed in our Annual Report on Form 10-K. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not: (1) publicly announced any programs to repurchase, or repurchased, any shares of Common Stock; or (2) sold, within the last three years, Company securities that were not registered under the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibits:

(a) List of Exhibits

Number	Exhibit Description

2.1	Plan of Complete Liquidation and Dissolution adopted by the Board of Directors of Sycamore Networks, Inc. on October 22, 2012 (6)

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (1)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (4)

3.5	Amended and Restated By-Laws of the Company (3)

4.1	Specimen common stock certificate (5)

4.2	See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (1)(2)(3)(4)

4.3	Certificate of Dissolution, as filed by Sycamore Networks, Inc. with the Secretary of State of the State of Delaware on March 7, 2013 (7)

10.1	Purchase and Sale Agreement, dated October 10, 2014, by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC (8)

10.2	Services Consulting Agreement, dated December 4, 2014, by and between Sycamore Networks, Inc. and Anthony Petrillo (9)

10.3	First Amendment to Purchase and Sale Agreement, dated as of February 24, 2015, by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC (10)

10.4	Second Amendment to Purchase and Sale Agreement, dated as of March 27, 2015, by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC (11)

10.5	Third Amendment to Purchase and Sale Agreement, dated as of March 30, 2015, by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC (11)

10.6	Fourth Amendment to Purchase and Sale Agreement, dated as of July 30, 2015, by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC (12)

10.7	Fifth Amendment to Purchase and Sale Agreement, dated as of September 15, 2015, by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC (13)

10.8	Sixth Amendment to Purchase and Sale Agreement, dated as of September 30, 2015, by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC (14)

10.9	Settlement Agreement, dated October 5, 2015, by and among Franklin Equities, LLC, FE Potash 100, LLC, Sycamore Networks, Inc. and Princeton Tyngsboro Commons LLC, and, with respect to Sections 2–4, and 7–15 and beneficially as to Section 5 only, Potash Properties, LLC (15)

10.10	Seventh Amendment to Purchase and Sale Agreement, dated as of October 9, 2015, by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC (16)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630) filed with the Securities and Exchange Commission on February 17, 2000.
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Securities and Exchange Commission on November 28, 2007.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010 filed with the Securities and Exchange Commission on September 24, 2010.
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2012 filed with the Securities and Exchange Commission on November 29, 2012.
(7)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013.
(8)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014.
(9)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 25, 2014 filed with the Securities and Exchange Commission on December 4, 2014.
(10)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2015.
(11)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2015.
(12)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2015.
(13)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2015.
(14)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015.
(15)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2015.
(16)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sycamore Networks, Inc.

/s/ Anthony J. Petrillo

Anthony J. Petrillo
Principal Financial Officer and Treasurer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: December 10, 2015