Form 10-Q
period 2016-01-30
SYCAMORE NETWORKS INC
filed 2016-03-11
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 30, 2016

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

The number of shares outstanding of the registrant’s Common Stock as of March 8, 2016 was 28,882,093.

Sycamore Networks, Inc.

Part I. Financial Information

Item 1. Financial Statements

Sycamore Networks, Inc.

Statement of Net Assets (Liquidation Basis)

(in thousands, except per share data)

(unaudited)

	January 30, 2016	July 31, 2015
Assets
Cash and cash equivalents	$12,617	10,943
Land	—	2,500
Other assets	55	47

Total assets	12,672	13,490

Liabilities and Net Assets
Accounts payable	98	—
Accrued expenses	—	47
Reserve for estimated costs during the Dissolution period	1,855	1,776
Other liabilities	1,587	1,587

Total liabilities	3,540	3,410

Net assets in liquidation	$9,132	$10,080

Shares outstanding	28,882	28,882

Net assets in liquidation per share	$0.32	$0.35

The accompanying notes are an integral part of the financial statements.

Sycamore Networks, Inc.

Statement of Changes in Net Assets (Liquidation Basis)

For the three and six months ended January 30, 2016 and January 24, 2015

(in thousands)

(unaudited)

	Three months ended January 30, 2016	Six months ended January 30, 2016
Net assets in liquidation at beginning of period	$10,080	$10,080
Change in estimated realizable value of assets and liabilities:
Increase in estimated costs during the Dissolution period	(999)	(999)
Increase in estimated realizable value for other assets	4	4
Decrease in accrued expenses	47	47

Net assets in liquidation as of January 30 , 2016	$9,132	$9,132

	Three months ended January 24, 2015	Six months ended January 24, 2015
Net assets in liquidation at beginning of period	$9,584	$9,496
Change in estimated realizable value of assets and liabilities:
Decrease (increase) in estimated costs during the Dissolution period	(14)	6
Increase in estimated realizable value for other assets	3	71

Net assets in liquidation as of January 24, 2015	$9,573	$9,573

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

As a result of the completion of the Asset Sale and the Company’s previously announced halting of further development and marketing in connection with the IQstream Business, the Company no longer has any operating assets or revenue. Since the filing of the Certificate of Dissolution, the Company has been operating in accordance with the Plan of Dissolution, which contemplates an orderly wind-down of the Company’s business, including the sale or monetization of the Company’s remaining non-cash assets and the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims. As of January 30, 2016, the Company had one remaining employee.

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

In accordance with the Purchase and Sale Agreement by and between the Company and Princeton Tyngsborough Commons, LLC (“Tyngsborough Commons”) dated October 10, 2014, and amended on each of February 24, 2015, March 27, 2015, March 30, 2015, July 30, 2015, September 15, 2015, September 30, 2015 and October 9, 2015 (as amended, the “Purchase Agreement”), on December 4, 2015 the Company completed the sale of approximately 102 acres of undeveloped land located in Tyngsborough, Massachusetts (the “Tyngsborough Land”) to Tyngsborough Commons for a total purchase price of $2.5 million. In accordance with the terms of the Purchase Agreement, all representations and warranties which survived the closing expired on February 29, 2016.

The Company is continuing to pursue the liquidation to cash of its remaining non-cash assets, which, following the sale of the Tyngsborough Land, primarily consist of the Company’s investment in Tejas Networks India Private Limited, a private company in India that provides optical transport solutions to telecommunications carriers (“Tejas”). In July 2000, the Company made an investment of $2.2 million in Tejas, and it currently owns approximately 5% of the outstanding equity interests in Tejas. The Company is currently evaluating its available options with respect to its investment in Tejas. The Company currently believes that while it may be possible to realize some value with respect to its investment in Tejas, any present sale of the Company’s Tejas shares would be subject to a discount due to the currently illiquid market for the Tejas shares, among other factors. As a result, and following consideration of potential options that might arise with respect to the Company’s Tejas investment, the Board determined that additional time would be useful to further evaluate whether any potential value that might be realizable from the Tejas investment would exceed the additional costs that would be anticipated to be incurred as a result of extending the Company’s Dissolution period. Accordingly, on February 12, 2016, the Company filed a petition (the “Petition”) in the Delaware Court of Chancery (the “Court of Chancery”) requesting an extension in accordance with the DGCL of up to an additional two years of the Company’s wind down period, or such shorter period as the Board deems necessary, to make a final determination with respect to the Company’s Tejas investment, which was granted on February 25, 2016.

Although the Board believes that it may be possible to realize some value with respect to its investment in Tejas, such potential value is presently uncertain and subject to substantial risks and uncertainties that are outside of Sycamore’s control, including risks and uncertainties that arise from or relate to certain agreements and obligations among the shareholders of Tejas. As a result, the Board has determined that it cannot reasonably provide an estimate of the net realizable value of its Tejas investment at this time, and Sycamore has assigned no value to the Tejas shares for the purposes of its Statement of Net Assets. The Company cannot provide any assurance as to when, if ever, the Company will be able to realize any value from its investment in Tejas, or that the amount realized will equal or exceed the amount expected to be incurred as a result of the extension of the Dissolution period.

On February 25, 2016, the Court of Chancery entered an order extending Sycamore’s corporate existence for an additional period of up to two years, ending on March 7, 2018, or such shorter period as the Board deems necessary, to make a final determination with respect to the Company’s remaining non-cash assets, and affirming that approximately $3.54 million is sufficient to be retained for anticipated wind down costs and expenses, of which any portion that is not required to cover such wind down costs and expenses may be distributed from time to time to the Company’s stockholders in the discretion of the Board in accordance with its fiduciary duties. Following a final determination by the Board with respect to the remaining non-cash assets, the Company would expect to make a final liquidating distribution and conclude the Dissolution period. In addition, subject to uncertainties inherent in the winding-down of the Company’s business, the Company may make one or more additional liquidating distributions prior to the conclusion of the Dissolution period after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing of the completion of the Dissolution, the timing of any further distributions to stockholders or the aggregate amount of any such distributions, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Company’s Statement of Net Assets. The Company will continue to analyze its estimates of liquidation expenses on an ongoing basis, and determine whether further distributions of assets to its stockholders are appropriate at such times.

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

3. Liquidation Basis of Accounting

Net assets in liquidation were $9.13 million and $10.08 million as of January 30, 2016 and July 31, 2015, respectively.

As of January 30, 2016, assets consisted of cash and cash equivalents of $12.62 million and other assets of $0.05 million. Based on the Company’s expectation that we do not expect to receive any additional material consideration for our remaining IQstream assets, we have assigned a value of $0 to these assets for purposes of the Statement of Net Assets. In addition, due to the uncertainty surrounding our ability to liquidate our Tejas investment, we have determined that we cannot reasonably provide an estimate of the net realizable value of our Tejas investment at this time and, accordingly, have assigned no value to the Tejas investment for purposes of the Statement of Net Assets.

As of January 30, 2016, liabilities consisted of accounts payable of $0.1 million, our reserve for estimated costs during the Dissolution period of $1.85 million and other liabilities of $1.59 million. For additional information concerning other liabilities, see Note 5. “Income Taxes.”

During the three and six months ended January 30, 2016, the Company adjusted its estimated settlement amounts of liabilities, resulting in a net decrease to net assets of $0.95 million. The adjustments were primarily related to the increase in the reserve for estimated costs of $1.44 million as a result of the extension of the Dissolution period by up to two additional years, offset in part by a decrease in the Company’s previously reserved estimated costs during the Dissolution period of $0.44 million and a decrease in accrued expenses of $0.05 million.

The increase of $1.44 million as a result of the extension of the Dissolution period presumes a final dissolution date of March 7, 2018, and is comprised of estimated compensation and consulting costs of $0.45 million, other expenses associated with wind down activities of $0.38 million, insurance of $0.31 million, and professional fees of $0.30 million. The decrease in the Company’s previously reserved estimated costs during the Dissolution period relates to estimated costs for the period through March 7, 2016, and is comprised of other expenses associated with wind down activities of $0.35 million, compensation and consulting costs of $0.05 million and professional fees of $0.04 million. The decrease in other expenses associated with wind down activities for the period through March 7, 2016 is primarily related to the expiration of the statute of limitations relating to potential tax liabilities in certain state jurisdictions. The decrease in compensation and consulting costs and professional fees for the period through March 7, 2016 is primarily related to a determination that those expenditures are no longer expected to be incurred.

The table below summarizes the reserve for estimated costs during the Dissolution period as of January 30, 2016 and July 31, 2015 (in thousands):

	January 30, 2016	July 31, 2015
Compensation	$649	$376
Professional fees	372	568
Other expenses associated with wind down activities	526	646
Insurance	308	186

	$1,855	$1,776

These estimated costs will continue to be reviewed periodically and adjusted as appropriate.

As of February 29, 2016, all surviving representations and warranties under the Purchase Agreement had expired without Tyngsborough Commons asserting any indemnification claims against the Company. Accordingly, the Company has not recorded, nor does it expect to record, any liability in connection with those obligations.

4. Cash Equivalents and Marketable Securities

Cash equivalents are short-term, highly liquid investments with original or remaining maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. As of January 30, 2016 and July 31, 2015, aggregate cash and cash equivalents consisted of (in thousands):

January 30, 2016:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$12,617	$—	$—	$12,617

Total	$12,617	$—	$—	$12,617

July 31, 2015:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$10,943	$—	$—	$10,943

Total	$10,943	$—	$—	$10,943

5. Income Taxes

The Company is currently open to audit under statutes of limitation by the Internal Revenue Service, various foreign jurisdictions, and state jurisdictions for the fiscal years ended July 31, 2009 through July 31, 2015. However, limited adjustments can be made to federal and state tax returns in earlier years in order to reduce net operating loss carryforwards.

As of January 30, 2016 and July 31, 2015, the Company had a liability of $1.59 million for taxes, interest and penalties for unrecognized tax benefits related to various foreign income tax matters. As of January 30, 2016 and July 31, 2015, the Company had $0.6 million accrued for interest and penalties related to uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international and state income taxes. This liability is subject to change, perhaps materially.

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

Guarantees

The Company’s guarantees requiring disclosure consist of its indemnification obligations under the Purchase Agreement, for officers and directors, and for other claims.

Prior to the Asset Sale and the Dissolution, in the normal course of business, the Company agreed to indemnify other parties, including customers, lessors and parties to other transactions with the Company with respect to certain matters. Historically, payments made by the Company under these agreements had not had a material impact on the Company’s operating results or financial position. Furthermore, most of these obligations were assumed by Buyer in connection with the Asset Sale. Accordingly, the Company has not recorded a liability for these agreements as of January 30, 2016 or July 31, 2015, as the Company believes the exposure for any related payments is not material.

We entered into our standard form of indemnification agreement with each of our current and former directors and executive officers, which is in addition to the indemnification provided for in our amended and restated certificate of incorporation, as amended. The Plan of Dissolution also provides that we continue to indemnify such directors and executive officers in accordance with such agreements and our amended and restated certificate of incorporation, as amended. The indemnification agreements, among other things, provide for indemnification of such directors and executive officers for a number of expenses, including attorneys’ fees and other related expenses, as well as certain judgments, fines, penalties and settlement amounts incurred by any such person in any action, suit or proceeding, including any action by or in the right of the Company, arising out of such person’s service as a director or executive officer of the Company or any other company or enterprise to which the person provided services at our request. The Company did not incur any expense under these arrangements during the first six months of fiscal 2016 or fiscal 2015. Due to the Company’s inability to estimate liabilities in connection with these agreements, if and when they might be incurred, the Company has not recorded any liability for these agreements as of January 30, 2016 or July 31, 2015. During the Dissolution period, we intend to continue to indemnify each of our current and former directors and executive officers to the extent permitted under Delaware law, our amended and restated certificate of incorporation, as amended, and the indemnification agreements. The Company has also continued to maintain directors’ and officers’ insurance coverage since the filing of the Certificate of Dissolution, and intends to maintain such coverage through the end of the Dissolution period and to obtain a tail policy following the completion of the Dissolution.

As of February 29, 2016, all surviving representations and warranties under the Purchase Agreement had expired without Tyngsborough Commons asserting any indemnification claims against the Company. Accordingly, the Company has not recorded, nor does it expect to record, any liability in connection with those obligations.

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

7. Fair Value Measurements

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of the Company measured at fair value on a recurring basis as of January 30, 2016, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	January 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and Cash Equivalents	$12,617	$12,617	$—	$—

Total assets	$12,617	$12,617	$—	$—

Cash and Cash Equivalents

Cash and cash equivalents of $12.62 million consisting of money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

8. Subsequent Events

On February 25, 2016, the Court of Chancery entered an order extending Sycamore’s corporate existence for an additional period of up to two years, ending on March 7, 2018, or such shorter period as the Board deems necessary, to make a final determination with respect to the Company’s remaining non-cash assets, and affirming that approximately $3.54 million is sufficient to be retained for anticipated wind down costs and expenses, of which any portion that is not required to cover such wind down costs and expenses may be distributed from time to time to the Company’s stockholders in the discretion of the Board in accordance with its fiduciary duties. Following a final determination by the Board with respect to the remaining non-cash assets, the Company would expect to make a final liquidating distribution and conclude the Dissolution period. In addition, subject to uncertainties inherent in the winding-down of the Company’s business, the Company may make one or more additional liquidating distributions prior to the conclusion of the Dissolution period after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing of the completion of the Dissolution, the timing of any further distributions to stockholders or the aggregate amount of any such distributions, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Company’s Statement of Net Assets.

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

As a result of the completion of the Asset Sale and the Company’s previously announced halting of further development and marketing in connection with the IQstream Business, the Company no longer has any operating assets or revenue. Since the filing of the Certificate of Dissolution, the Company has been operating in accordance with the Plan of Dissolution, which contemplates an orderly wind-down of the Company’s business, including the sale or monetization of the Company’s remaining non-cash assets and the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims. As of January 30, 2016, the Company had one remaining employee.

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

On July 29, 2014, the Company paid a liquidating cash distribution to stockholders of $0.24 per share of Common Stock, or $6.93 million in the aggregate. The Board declared this distribution after the Delaware Court of Chancery, on July 2, 2014, granted the Company’s petition for a determination that, among other things, the amount set forth in the petition to be retained by the Company for anticipated wind-down costs and expenses and for contingent and unknown liabilities and other possible charges and expenses was sufficient to be retained pursuant to Section 280(c) of the General Corporation Law of the State of Delaware.

In accordance with the Purchase and Sale Agreement by and between the Company and Princeton Tyngsborough Commons, LLC (“Tyngsborough Commons”) dated October 10, 2014, and amended on each of February 24, 2015, March 27, 2015, March 30, 2015, July 30, 2015, September 15, 2015, September 30, 2015 and October 9, 2015 (as amended, the “Purchase Agreement”), on December 4, 2015 the Company completed the sale of approximately 102 acres of undeveloped land located in Tyngsborough, Massachusetts (the “Tyngsborough Land”) to Tyngsborough Commons for a total purchase price of $2.5 million. In accordance with the terms of the Purchase Agreement, all representations and warranties which survived the closing expired on February 29, 2016.

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

The Company is continuing to pursue the liquidation to cash of its remaining non-cash assets, which, following the sale of the Tyngsborough Land, primarily consist of the Company’s investment in Tejas Networks India Private Limited, a private company in India that provides optical transport solutions to telecommunications carriers (“Tejas”). In July 2000, the Company made an investment of $2.2 million in Tejas, and the Company currently owns approximately 5% of the outstanding equity interests in Tejas. The Company currently believes that while it may be possible to realize some value with respect to its investment in Tejas, any present sale of the Company’s Tejas shares would be subject to a discount due to the currently illiquid market for the Tejas shares, among other factors. As a result, and following consideration of potential options that might arise with respect to the Company’s Tejas investment, the Board determined that additional time would be useful to further evaluate whether any potential value that might be realizable from the Tejas investment would exceed the additional costs that would be anticipated to be incurred as a result of extending the Company’s Dissolution period. Accordingly, on February 12, 2016, the Company filed a petition (the “Petition”) in the Delaware Court of Chancery (the “Court of Chancery”) requesting an extension in accordance with the DGCL of up to an additional two years of the Company’s wind down period, or such shorter period as the Board deems necessary, to make a final determination with respect to the Company’s Tejas investment.

Although the Board believes that it may be possible to realize some value with respect to its investment in Tejas, such potential value is presently uncertain and subject to substantial risks and uncertainties that are outside of Sycamore’s control, including risks and uncertainties that arise from or relate to certain agreements and obligations among the shareholders of Tejas. As a result, the Board has determined that it cannot reasonably provide an estimate of the net realizable value of its Tejas investment at this time, and Sycamore has assigned no value to the Tejas shares for the purposes of its Statement of Net Assets. The Company cannot provide any assurance as to when, if ever, the Company will be able to realize any value from its investment in Tejas, or that the amount realized will equal or exceed the amount expected to be incurred as a result of the extension of the Dissolution period.

On February 25, 2016, the Court of Chancery entered an order extending Sycamore’s corporate existence for an additional period of up to two years, ending on March 7, 2018, or such shorter period as the Board deems necessary, to make a final determination with respect to the Company’s remaining non-cash assets, and affirming that approximately $3.54 million is sufficient to be retained for anticipated wind down costs and expenses, of which any portion that is not required to cover such wind down costs and expenses may be distributed from time to time to the Company’s stockholders in the discretion of the Board in accordance with its fiduciary duties. Following a final determination by the Board with respect to the remaining non-cash assets, the Company would expect to make a final liquidating distribution and conclude the Dissolution period. In addition, subject to uncertainties inherent in the winding-down of the Company’s business, the Company may make one or more additional liquidating distributions prior to the conclusion of the Dissolution period after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing of the completion of the Dissolution, the timing of any further distributions to stockholders or the aggregate amount of any such distributions, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Company’s Statement of Net Assets. The Company will continue to analyze its estimates of liquidation expenses on an ongoing basis, and determine whether further distributions of assets to its stockholders are appropriate at such times.

Net Assets in Liquidation and Changes in Net Assets

Net assets in liquidation were $9.13 million and $10.08 million as of January 30, 2016 and July 31, 2015, respectively.

During the three and six months ended January 30, 2016, the Company adjusted its estimated settlement amounts of liabilities, resulting in a net decrease to net assets of $0.95 million. The adjustments were primarily related to the increase in the reserve for estimated costs of $1.44 million as a result of the extension of the Dissolution period by up to two additional years, offset in part by a decrease in the Company’s previously reserved estimated costs the Dissolution period of $0.44 million and a decrease in accrued expenses of $0.05 million.

The increase of $1.44 million as a result of the extension of the Dissolution period presumes a final dissolution date of March 7, 2018, and is comprised of estimated compensation and consulting costs of $0.45 million, other expenses associated with wind down activities of $0.38 million, insurance of $0.31 million and professional fees of $0.30 million. The decrease in the Company’s previously reserved estimated costs during the Dissolution period relates to estimated costs for the period through March 7, 2016, and is comprised of other expenses associated with wind down activities of $0.35 million, compensation and consulting costs of $0.05 million and professional fees of $0.04 million. The decrease in other expenses associated with wind down activities for the period through March 7, 2016 is primarily related to the expiration of the statute of limitations relating to potential tax liabilities in certain state jurisdictions. The decrease in compensation and consulting costs and professional fees for the period through March 7, 2016 is primarily related to a determination that those expenditures are no longer expected to be incurred.

Based on our current best estimate of the realizable value of the Company’s remaining assets relating to the IQstream Business, we have assigned a value of $0 to these assets for purposes of the Statement of Net Assets. In addition, although the Board believes that it may be possible to realize some value with respect to its investment in Tejas, such potential value is presently uncertain and subject to substantial risks and uncertainties that are outside of Sycamore’s control, including risks and uncertainties that arise from or relate to certain agreements and obligations among the shareholders of Tejas. As a result, the Board has determined that it cannot reasonably provide an estimate of the net realizable value of its Tejas investment at this time, and Sycamore has assigned no value to the Tejas shares for the purposes of its Statement of Net Assets.

On February 25, 2016, the Court of Chancery entered an order extending Sycamore’s corporate existence for an additional period of up to two years, ending on March 7, 2018, or such shorter period as the Board deems necessary, to make a final determination with respect to the Company’s remaining non-cash assets, and affirming that approximately $3.54 million is sufficient to be retained for anticipated wind down costs and expenses, of which any portion that is not required to cover such wind down costs and expenses may be distributed from time to time to the Company’s stockholders in the discretion of the Board in accordance with its fiduciary duties. Following a final determination by the Board with respect to the remaining non-cash assets, the Company would expect to make a final liquidating distribution and conclude the Dissolution period. In addition, subject to uncertainties inherent in the winding-down of the Company’s business, the Company may make one or more additional liquidating distributions prior to the conclusion of the Dissolution period after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing of the completion of the Dissolution, the timing of any further distributions to stockholders or the aggregate amount of any such distributions, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Company’s Statement of Net Assets.

Critical Accounting Policies and Estimates

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management believes the most complex and sensitive judgments, because of their significance to the financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015 describes the significant accounting estimates and policies used in the preparation of the financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies during the first six months of fiscal 2016.

Liquidity and Capital Resources

Total cash and cash equivalents were $12.62 million as of January 30, 2016, compared to $10.94 million as of July 31, 2015.

Cash and cash equivalents increased by $1.81 million during the three months ended January 30, 2016. During the three months ended January 30, 2016, the Company received $2.5 million from the sale of the Tyngsborough Land. During that same period, the Company paid $0.69 million in costs related to the Plan of Dissolution.

Cash and cash equivalents increased by $1.68 million during the six months ended January 30, 2016. During the six months ended January 30, 2016, the Company received $2.5 million from the sale of the Tyngsborough Land. During that same period, the Company paid $0.82 million in costs related to the Plan of Dissolution.

On February 25, 2016, the Court of Chancery entered an order extending Sycamore’s corporate existence for an additional period of up to two years, ending on March 7, 2018, or such shorter period as the Board deems necessary, to make a final determination with respect to the Company’s remaining non-cash assets, and affirming that approximately $3.54 million is sufficient to be retained for anticipated wind down costs and expenses, of which any portion that is not required to cover such wind down costs and expenses may be distributed from time to time to the Company’s stockholders in the discretion of the Board in accordance with its fiduciary duties. Following a final determination by the Board with respect to the remaining non-cash assets, the Company would expect to make a final liquidating distribution and conclude the Dissolution period. In addition, subject to uncertainties inherent in the winding-down of the Company’s business, the Company may make one or more additional liquidating distributions prior to the conclusion of the Dissolution period after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the Dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the timing of the completion of the Dissolution, the timing of any further distributions to stockholders or the aggregate amount of any such distributions, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Company’s Statement of Net Assets.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our President and our Principal Financial Officer and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to our President and our Principal Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and our Principal Financial Officer and Treasurer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

Changes in Internal Control over Financial Reporting. During the quarter ended January 30, 2016, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	On February 12, 2016, the Company filed the Petition in the Court of Chancery, requesting an extension in accordance with the DGCL of up to an additional two years of the Company’s wind down period, or such shorter period as the Board deems necessary, to make a final determination with respect to the Company’s Tejas investment. On February 25, 2016, the Court of Chancery entered an order extending Sycamore’s corporate existence for an additional period of up to two years, ending on March 7, 2018, or such shorter period as the Board deems necessary, and affirming that approximately $3.54 million is sufficient to be retained for anticipated wind down costs and expenses, of which any portion that is not required to cover such wind down costs and expenses may be distributed from time to time to the Company’s stockholders in the discretion of the Board in accordance with its fiduciary duties.

Item 1A. Risk Factors

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward looking statements contained in this Annual Report on Form 10-Q. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015, as filed with the SEC on October 27, 2015. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

We cannot predict the timing of the completion of the Dissolution or the timing, amount or nature of any future distributions to our stockholders.

On February 25, 2016, the Court of Chancery entered an order extending Sycamore’s corporate existence for an additional period of up to two years, ending on March 7, 2018, or such shorter period as the Board deems necessary, and affirming that approximately $3.54 million is sufficient to be retained for anticipated wind down costs and expenses, of which any portion that is not required to cover such wind down costs and expenses may be distributed from time to time to the Company’s stockholders in the discretion of the Board in accordance with its fiduciary duties. No assurances can be made as to the ultimate amounts to be distributed, if any, or the timing of any liquidating distributions, the amount of which is subject to our covering wind-down costs, charges, expenses and liabilities, as well as our ability to dispose of the Company’s remaining non-cash assets within the two-year extension period.

The completion of the Dissolution and any final liquidating distributions could also be delayed or diminished due to other factors, including, without limitation:

•	if we are unable to liquidate our investment in Tejas, or such liquidation takes longer than expected;

•	if we are unable to resolve the pending investigation by the U.S. Department of Labor of our 401(k) plan, or such resolution takes longer than expected;

•	if we become a party to any additional lawsuits or other claims asserted by or against us, including any claims or litigation arising in connection with our decision to continue to pursue the Dissolution;

•	if we are unable to resolve any pending or new claims or investigations with creditors or third parties, or if such resolutions take longer than expected; or

•	if we are unable to reduce our public company reporting requirements under the Exchange Act during the Dissolution period.

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

Item 6. Exhibits

Exhibits:

(a) List of Exhibits

Number	Exhibit Description

2.1	Plan of Complete Liquidation and Dissolution adopted by the Board of Directors of Sycamore Networks, Inc. on October 22, 2012 (6)

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (1)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (4)

3.5	Amended and Restated By-Laws of the Company (3)

4.1	Specimen common stock certificate (5)

4.2	See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (1)(2)(3)(4)

4.3	Certificate of Dissolution, as filed by Sycamore Networks, Inc. with the Secretary of State of the State of Delaware on March 7, 2013 (7)

10.1	Purchase and Sale Agreement, dated October 10, 2014, by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC (8)

10.2	First Amendment to Purchase and Sale Agreement, dated as of February 24, 2015, by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC (9)

10.3	Second Amendment to Purchase and Sale Agreement, dated as of March 27, 2015, by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC (10)

10.4	Third Amendment to Purchase and Sale Agreement, dated as of March 30, 2015, by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC (10)

10.5	Fourth Amendment to Purchase and Sale Agreement, dated as of July 30, 2015, by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC (11)

10.6	Fifth Amendment to Purchase and Sale Agreement, dated as of September 15, 2015, by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC (12)

10.7	Sixth Amendment to Purchase and Sale Agreement, dated as of September 30, 2015, by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC (13)

10.8	Settlement Agreement, dated October 5, 2015, by and among Franklin Equities, LLC, FE Potash 100, LLC, Sycamore Networks, Inc. and Princeton Tyngsboro Commons LLC, and, with respect to Sections 2–4, and 7–15 and beneficially as to Section 5 only, Potash Properties, LLC (14)

10.9	Seventh Amendment to Purchase and Sale Agreement, dated as of October 9, 2015, by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC (15)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Number	Exhibit Description

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630) filed with the Securities and Exchange Commission on February 17, 2000.
(2)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Securities and Exchange Commission on March 13, 2001.
(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Securities and Exchange Commission on November 28, 2007.
(4)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009.
(5)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010 filed with the Securities and Exchange Commission on September 24, 2010.
(6)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2012 filed with the Securities and Exchange Commission on November 29, 2012.
(7)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013.
(8)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014.
(9)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2015.
(10)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2015.
(11)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2015.
(12)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2015.
(13)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015.
(14)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2015.
(15)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sycamore Networks, Inc.

/s/ Anthony J. Petrillo
Anthony J. Petrillo
Principal Financial Officer and Treasurer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: March 11, 2016