Form 10-K
period 2016-07-31
SYCAMORE NETWORKS INC
filed 2016-10-28
CIK 1092367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No    ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 30, 2016 was approximately $10,383,683.

As of October 11, 2016 there were 28,882,093 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

As a result of the completion of the Asset Sale and the Company’s previously announced halting of further development and marketing in connection with the IQstream Business, the Company no longer has any operating assets or revenue. Since the filing of the Certificate of Dissolution, the Company has been operating in accordance with the Plan of Dissolution, which contemplates an orderly wind-down of the Company’s business, including the sale or monetization of the Company’s remaining non-cash assets and the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims. As of July 31, 2016, the Company had one remaining employee. On October 12, 2016, the Board approved the termination of employment of the Company’s sole remaining employee, David Guerrera, as the Company’s President, General Counsel and Secretary, effective as of October 12, 2016. Pursuant to a Services Consulting Agreement between the Company and Mr. Guerrera dated as of October 12, 2016, Mr. Guerrera will provide certain consulting and other services to the Company relating to the completion of the Dissolution through the end of the Dissolution period, and he will continue to serve as the Company’s President, Secretary and Principal Executive Officer on a non-employee basis.

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

On April 29, 2016, the Company paid a liquidating cash distribution to stockholders of $0.29 per share of Common Stock, or $8.38 million in the aggregate. The Board declared this liquidating distribution after the Delaware Court of Chancery (the “Court of Chancery”), on February 25, 2016, entered an order extending Sycamore’s corporate existence for an additional period of up to two years, ending on March 7, 2018, or such shorter period as the Board deems necessary, to make a final determination with respect to the Company’s remaining non-cash assets. In accordance with that order, the Court of Chancery affirmed that approximately $3.54 million is sufficient to be retained for anticipated wind down costs and expenses, of which any portion that is not required to cover such wind down costs and expenses may be distributed from time to time to the Company’s stockholders in the discretion of the Board in accordance with its fiduciary duties.

On August 2, 2016, the Company completed the sale of all of its equity shares of Tejas Networks Limited, an Indian private company (“Tejas”), to Samena Spectrum Co, a company incorporated under the laws of Mauritius (“Samena”), pursuant to a Share Purchase Agreement dated as of August 2, 2016 (the “Share Purchase Agreement”) for an aggregate purchase price of $3.5 million. The Company received net proceeds of approximately $3.27 million after deduction of Indian withholding and stamp duty taxes in the transaction. The Share Purchase Agreement contains certain representations and warranties, covenants and agreements of each of the Company and Samena, including a covenant of the Company not to adopt a resolution authorizing the completion of the liquidation of Company’s assets and the making of a final liquidating distribution to the Company’s stockholders in accordance with the General Corporation Law of the State of Delaware (the “DGCL”) prior to the expiration of the 90th calendar day following August 2, 2016, the closing date under the Share Purchase Agreement.

Certain of the representations and warranties of each of the Company and Samena contained in the Share Purchase Agreement, including with respect to the Company’s authority to consummate the transactions contemplated by the Share Purchase Agreement, its title to the Tejas shares and its ability to execute, deliver and perform the Share Purchase Agreement consistent with the terms and conditions of the Plan of Dissolution, survive the closing through January 29, 2017. However, if the board of directors of the Company adopts a resolution on or after November 1, 2016 authorizing the completion of the liquidation of the Company’s assets and the making of a final liquidating distribution to the Company’s stockholders in accordance with the DGCL, the Company’s representations and warranties that survived the closing will expire on the date immediately preceding the date of such resolution and the Company will be free to complete its liquidation and dissolution at that time. All other representations and warranties contained in the Share Purchase Agreement expired at the closing. Each of the Company and Samena has agreed to indemnify and hold harmless the other party against any and all claims, losses and other expenses incurred as a result of any breach of such first party’s representations and warranties contained in the Share Purchase Agreement that survived the closing.

At this time, the Company expects to make a final liquidating distribution and conclude the Dissolution period as promptly as possible following the expiration of the survival period for the Company’s representations and warranties and related indemnification obligations under the Share Purchase Agreement, which may occur as early as November 1, 2016. However, the Dissolution process and the payment of any distribution to the Company’s stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the exact timing of the completion of the Dissolution, the exact timing of any further distributions to stockholders or the aggregate amount of any such distributions, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Company’s Statement of Net Assets included in this Annual Report. The Company will continue to analyze its estimates of liquidation expenses on an ongoing basis and determine whether further distributions of assets to its stockholders are appropriate at such times. In addition, Samena may assert a claim for indemnification or commence litigation proceedings in connection with the Share Purchase Agreement. No assurance can be given that Samena or another third party will not seek indemnification under the Share Purchase Agreement or otherwise commence litigation in connection with the sale of the Tejas shares prior to the conclusion of the Dissolution period, which may delay the conclusion of the Dissolution period or decrease the amount available for distribution to the Company’s stockholders.

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

The completion of the Dissolution and any final liquidating distributions could also be delayed or diminished due to other factors, including, without limitation:

•	if we become a party to any lawsuits or other claims asserted by or against us, including any claims or litigation arising in connection with our decision to continue to pursue the Dissolution or in connection with our indemnification obligations under the Share Purchase Agreement;

•	if we are unable to resolve any new claims or investigations with creditors or third parties, or if such resolutions take longer than expected; or

•	if we are unable to reduce our public company reporting requirements under the Exchange Act during the Dissolution period.

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

Claims, liabilities and expenses from operations (such as administrative costs, salaries, directors’ and officers’ insurance, federal and state income taxes, business and local taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred as we seek to wind-down our business and will increase if the Dissolution period is extended beyond November 30, 2016 or if the Company establishes a liquidating trust to liquidate and distribute the remaining assets. Our expectations regarding our expenses may be inaccurate. Any unexpected claims, liabilities or expenses, or any claims, liabilities or expenses that exceed our current estimates, could reduce or eliminate the amount of cash available for ultimate distribution to our stockholders. Any such payments will reduce the assets available for distribution to our stockholders. If available cash is not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to make any further liquidating distributions to our stockholders.

Our stockholders may be liable to our creditors for part or all of the amount received from us in our liquidating distributions if reserves are inadequate.

On February 25, 2016, the Court of Chancery entered an order extending Sycamore’s corporate existence for an additional period of up to two years, ending on March 7, 2018, or such shorter period as the Board deems necessary, and affirming that approximately $3.54 million is sufficient to be retained for anticipated wind down costs and expenses. However, this amount may not be adequate to cover all of our claims and obligations prior to the completion of the Dissolution. Under the DGCL, each stockholder could be held liable for claims against the Company, solely in respect of claims brought during the Dissolution period, in an amount not to exceed the lesser of (i) such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve and (ii) the amounts previously received by such stockholder in the Dissolution from us and from any liquidating trust or trusts. Accordingly, in such event, a stockholder could be required to return part or all of the liquidating distributions previously made to such stockholder, and a stockholder could receive nothing from us under the Plan of Dissolution. In addition, although the Board determined that all amounts distributed to our stockholders prior to the filing of the Certificate of Dissolution were appropriately paid out of surplus as defined under the DGCL and otherwise not required to satisfy liabilities to our creditors, to the extent that the contingency reserve is determined to be inadequate for payment of our claims and obligations, and it is further determined that the Board’s determination was incorrect at the time of the declaration of such distributions, it is possible that creditors could seek to recoup such amounts from our stockholders. Moreover, if a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a situation in which a stockholder may incur a net tax cost if the repayment of the amount previously distributed does not cause a commensurate reduction in taxes payable in an amount equal to the amount of the taxes paid on amounts previously distributed.

We have no employees and rely on the services of consultants to complete the Dissolution, and if we are unable to retain key consultants, our ability to successfully complete the Dissolution may be harmed.

Our ability to successfully implement the Plan of Dissolution is partially dependent upon our ability to retain our remaining consultants. As of July 31, 2016, we had one remaining employee and continued to retain certain former employees in a consulting capacity to assist with the completion of the Dissolution. On October 12, 2016, the Board approved the termination of employment of the Company’s sole remaining employee, David Guerrera, as the Company’s President, General Counsel and Secretary, effective as of October 12, 2016. Pursuant to a Services Consulting Agreement between the Company and Mr. Guerrera dated as of October 12, 2016, Mr. Guerrera will provide certain consulting and other services to the Company relating to the completion of the Dissolution through the end of the Dissolution period, and he will continue to serve as the Company’s President, Secretary and Principal Executive Officer on a non-employee basis. The retention of qualified consultants is difficult under present circumstances, and while we have offered these individuals certain financial incentives to continue providing services to the Company, the consulting agreement may be terminated by the Company or the consultants on thirty days’ notice and there is otherwise no legal obligation that would require those individuals to continue to provide services to the Company. Failure to retain these persons could harm the implementation of the Plan of Dissolution. In the event we are unable to retain these consultants, we may be required to engage other consultants to perform their duties or hire employees at a premium salary to perform certain key functions and day-to-day tasks.

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

The Company currently leases office space at 300 Brickstone Square, Suite 201, Andover, Massachusetts 01810. We expect that this office space will be adequate to meet the Company’s needs through the completion of the Dissolution.

ITEM 3.	LEGAL PROCEEDINGS

Delaware Court of Chancery

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

The following table sets forth, for the periods indicated, the range of high and low sale prices for the Company’s common stock as listed on the Pink Sheets.

Fiscal year 2016:	High	Low
Fourth Quarter ended July 31, 2016	$0.1797	$0.10
Third Quarter ended April 30, 2016	$0.55	$0.3524
Second Quarter ended January 30, 2016	$0.62	$0.46
First Quarter ended October 31, 2015	$0.654	$0.29

Fiscal year 2015:	High	Low
Fourth Quarter ended July 31, 2015	$0.40	$0.36
Third Quarter ended April 25, 2015	$0.42	$0.355
Second Quarter ended January 24, 2015	$0.39	$0.35
First Quarter ended October 25, 2014	$0.38	$0.33

As of October 10, 2016, there were approximately 332 stockholders of record.

Dividend Policy

On October 11, 2012, the Company paid a special cash distribution to its stockholders of $10.00 per share of Common Stock, or $288.82 million in the aggregate. On November 12, 2012, the Company paid a special cash distribution to its stockholders of $2.00 per share of Common Stock, or $57.76 million in the aggregate. On December 20, 2012, the Company paid a special cash distribution to its stockholders of $0.50 per share of Common Stock, or $14.44 million in the aggregate. On February 28, 2013, the Company paid a special cash distribution to its stockholders of $1.81 per share of Common Stock, or $52.28 million in the aggregate. On July 29, 2014, the Company paid a liquidating distribution of $0.24 per share of Common Stock, or $6.93 million in the aggregate. On April 29, 2016, the Company paid a liquidating cash distribution to stockholders of $0.29 per share of Common Stock, or $8.38 million in the aggregate. At this time, the Company expects to make a final liquidating distribution and conclude the Dissolution period as promptly as possible following the expiration of the survival period for Sycamore’s representations and warranties and related indemnification obligations under the Share Purchase Agreement, which may occur as early as November 1, 2016. However, the Dissolution process and the payment of any distributions to stockholders involve substantial risks and uncertainties, as discussed above in “Item 1A. Risk Factors”. Accordingly, it is not possible to predict the exact timing of the completion of the Dissolution, the exact timing of any further distributions to stockholders or the aggregate amount of any such distributions, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Statement of Net Assets accompanying this Annual Report.

Equity Compensation Plans

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

Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not sold, within the last three years, Company securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities

The Company did not repurchase any of its equity securities during fiscal year 2016 and has no current intention to do so in the future.

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

As a result of the completion of the Asset Sale and the Company’s previously announced halting of further development and marketing in connection with the IQstream Business, the Company no longer has any operating assets or revenue. Since the filing of the Certificate of Dissolution, the Company has been operating in accordance with the Plan of Dissolution, which contemplates an orderly wind-down of the Company’s business, including the sale or monetization of the Company’s remaining non-cash assets and the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims. As of July 31, 2016, the Company had one remaining employee.

On October 12, 2016, the Board approved the termination of employment of the Company’s sole remaining employee, David Guerrera, as the Company’s President, General Counsel and Secretary, effective as of October 12, 2016. Pursuant to a Services Consulting Agreement between the Company and Mr. Guerrera dated as of October 12, 2016, Mr. Guerrera will provide certain consulting and other services to the Company relating to the completion of the Dissolution through the end of the Dissolution period, and he will continue to serve as the Company’s President, Secretary and Principal Executive Officer on a non-employee basis.

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

In accordance with the Purchase and Sale Agreement by and between the Company and Tyngsborough Commons dated October 10, 2014, and amended on each of February 24, 2015, March 27, 2015, March 30, 2015, July 30, 2015, September 15, 2015, September 30, 2015 and October 9, 2015 (as amended, the “Purchase Agreement”), on December 4, 2015 the Company completed the sale of approximately 102 acres of undeveloped land located in Tyngsborough, Massachusetts to Tyngsborough Commons for a total purchase price of $2.5 million. In accordance with the terms of the Purchase Agreement, all representations and warranties which survived the closing expired on February 29, 2016.

On July 29, 2014, the Company paid a liquidating cash distribution to stockholders of $0.24 per share of Common Stock, or $6.93 million in the aggregate. The Board declared this distribution after the Delaware Court of Chancery, on July 2, 2014, granted the Company’s petition for a determination that, among other things, the amount set forth in the petition to be retained by the Company for anticipated wind-down costs and expenses and for contingent and unknown liabilities and other possible charges and expenses is sufficient to be retained pursuant to Section 280© of the DGCL. In accordance with the petition, any portion of the retained amount that is not required to cover wind-down costs, charges, expenses or liabilities may be distributed from time to time to the Company’s stockholders in the discretion of the Board in accordance with its fiduciary duties.

On August 2, 2016, the Company completed the sale of all of its equity shares of Tejas to Samena pursuant to the Share Purchase Agreement for an aggregate purchase price of $3.5 million. Sycamore received net proceeds of approximately $3.27 million after deduction of Indian withholding and stamp duty taxes in the transaction. The Share Purchase Agreement contains certain representations and warranties, covenants and agreements of each of Sycamore and Samena, including a covenant of Sycamore not to adopt a resolution authorizing the completion of the liquidation of Company’s assets and the making of a final liquidating distribution to the Company’s stockholders in accordance with the DGCL prior to the expiration of the 90th calendar day following August 2, 2016, the closing date under the Share Purchase Agreement.

Certain of the representations and warranties of each of Sycamore and Samena contained in the Share Purchase Agreement, including with respect to Sycamore’s authority to consummate the transactions contemplated by the Share Purchase Agreement, its title to the Tejas shares and its ability to execute, deliver and perform the Share Purchase Agreement consistent with the terms and conditions of the previously adopted Plan of Complete Liquidation and Dissolution, survive the closing through January 29, 2017. However, if the board of directors of Sycamore adopts a resolution on or after November 1, 2016 authorizing the completion of the liquidation of the Company’s assets and the making of a final liquidating distribution to the Company’s stockholders in accordance with the DGCL, Sycamore’s representations and warranties that survived the closing will expire on the date immediately preceding the date of such resolution and the Company will be free to complete its liquidation and dissolution at that time. All other representations and warranties contained in the Share Purchase Agreement expired at the closing. Each of Sycamore and Samena has agreed to indemnify and hold harmless the other party against any and all claims, losses and other expenses incurred as a result of any breach of such first party’s representations and warranties contained in the Share Purchase Agreement that survived the closing.

At this time, the Company expects to make a final liquidating distribution and conclude the Dissolution period as promptly as possible following the expiration of the survival period for Sycamore’s representations and warranties and related indemnification obligations under the Share Purchase Agreement, which may occur as early as November 1, 2016. However, the Dissolution process and the payment of any distribution to the Company’s stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the exact timing of the completion of the Dissolution, the exact timing of any further distributions to stockholders or the aggregate amount of any such distributions, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in Sycamore’s Statement of Net Assets included in this Annual Report. Sycamore will continue to analyze its estimates of liquidation expenses on an ongoing basis and determine whether further distributions of assets to its stockholders are appropriate at such times. In addition, Samena may assert a claim for indemnification or commence litigation proceedings in connection with the Share Purchase Agreement. No assurance can be given that Samena or another third party will not seek indemnification under the Share Purchase Agreement or otherwise commence litigation in connection with the sale of the Tejas shares prior to the conclusion of the Dissolution period, which may delay the conclusion of the Dissolution period or decrease the amount available for distribution to the Company’s stockholders.

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

The table below summarizes the reserve for estimated costs during the Dissolution period as of July 31, 2016 and July 31, 2015 (in thousands). The estimated costs as of July 31, 2016 assumes that the Dissolution period ends on November 30, 2016. The estimated costs as of July 31, 2015 had assumed the Dissolution period was to end on March 7, 2016.

	July 31, 2016	July 31, 2015
Compensation	$297	$376
Professional fees	171	568
Other expenses associated with wind-down activities	108	646
Insurance	20	186

	$596	$1,776

Net Assets in Liquidation and Changes in Net Assets

Net assets in liquidation were $6.53 million and $10.08 million as of July 31, 2016 and July 31, 2015, respectively, a decrease of $3.55 million. The decrease was primarily due to the Company’s payment of a liquidating distribution to stockholders on April 29, 2016 of approximately $8.38 million.

During the year ended July 31, 2016, the Company adjusted its estimate of the realizable value of assets and its estimated settlement amounts of liabilities, resulting in a net increase to net assets of $4.83 million. The realizable value of assets increased by $3.28 million as a result of an increase in the estimated value of our Tejas investment. The Company increased its reserve for estimated costs during the Dissolution period by $0.15 million primarily due to the decision to extend the Dissolution period. The Company also decreased other liabilities by $1.70 million primarily related to taxes in certain state and foreign jurisdictions.

Based on our current best estimate of the realizable value of the Company’s remaining assets relating to the IQstream Business, we have assigned a value of $0 to these assets for purposes of the Statement of Net Assets included in this Annual Report.

At this time, the Company expects to make a final liquidating distribution and conclude the Dissolution period as promptly as possible following the expiration of the survival period for Sycamore’s representations and warranties and related indemnification obligations under the Share Purchase Agreement, which may occur as early as November 1, 2016. However, the Dissolution process and the payment of any distribution to the Company’s stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict with any certainty the timing of the completion of the Dissolution, the timing of any further distributions to stockholders or the aggregate amount of any such distributions, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in Sycamore’s Statement of Net Assets included in this Annual Report.

Liquidity and Capital Resources

Year Ended July 31, 2016

Total cash and cash equivalents were $3.84 million as of July 31, 2016 compared to $10.94 million as of July 31, 2015.

Cash and cash equivalents decreased by $7.1 million during fiscal year 2016. During fiscal year 2016, the Company paid $8.38 million to stockholders in a liquidating cash distribution and the Company paid $1.22 million in costs related to the Plan of Dissolution. During that same period, the Company received $2.5 million from the sale of the Tyngsborough Land.

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

Employees

As of July 31, 2016, the Company had one employee. On October 12, 2016, the Board approved the termination of employment of the Company’s sole remaining employee, David Guerrera, as the Company’s President, General Counsel and Secretary, effective as of October 12, 2016. Pursuant to a Services Consulting Agreement between the Company and Mr. Guerrera dated as of October 12, 2016, Mr. Guerrera will provide certain consulting and other services to the Company relating to the completion of the Dissolution through the end of the Dissolution period, and he will continue to serve as the Company’s President, Secretary and Principal Executive Officer on a non-employee basis.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sycamore Networks, Inc.

We have audited the accompanying statement of net assets in liquidation of Sycamore Networks, Inc. as of July 31, 2016, and the related statement of changes in net assets in liquidation for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Sycamore Networks, Inc. as of July 31, 2016, and the changes in its net assets in liquidation for the year then ended, in conformity with accounting principles generally accepted in the United States of America on the liquidation basis described in the preceding paragraph.

/s/ Moody, Famiglietti & Andronico, LLP

Tewksbury, Massachusetts

October 28, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sycamore Networks, Inc.

We have audited the accompanying statement of net assets in liquidation of Sycamore Networks, Inc. as of July 31, 2015, and the related statement of changes in net assets in liquidation for the period ended July 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Sycamore Networks, Inc. as of July 31, 2015, and the changes in its net assets in liquidation for the period ended July 31, 2015, in conformity with accounting principles generally accepted in the United States of America on the liquidation basis described in the preceding paragraph.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

October 27, 2015

Sycamore Networks, Inc.

Statement of Net Assets in Liquidation

(in thousands, except per share data)

	July 31, 2016	July 31, 2015
Assets
Cash and cash equivalents	$3,841	$10,943
Land	—	2,500
Investment in Tejas	3,268	—
Other assets	58	47

Total assets	7,167	13,490

Liabilities and Net Assets
Accounts Payable	45	—
Accrued expenses	—	47
Reserve for estimated costs during the Dissolution period	596	1,776
Other liabilities	—	1,587

Total liabilities	641	3,410

Net assets in liquidation	$6,526	$10,080

Shares outstanding	28,882	28,882

Net assets in liquidation per share	$0.23	$0.35

The accompanying notes are an integral part of the financial statements.

Sycamore Networks, Inc.

Statement of Changes in Net Assets in Liquidation

For the years ended July 31, 2016 and July 31, 2015

(in thousands)

Twelve months ended July 31, 2016
Net assets in liquidation as of July 31, 2015	$10,080
Change in estimated realizable value of assets and liabilities:
Liquidating distribution	(8,376)
Increase in estimated costs during the Dissolution period	(157)
Decrease in other liabilities	1,704
Increase in estimated realizable value for other assets	7
Increase in estimated realizable value for the investment in Tejas	3,268

Net assets in liquidation as of July 31, 2016	$6,526

Twelve months ended July 31, 2015
Net assets in liquidation as of July 31, 2014	$9,496
Change in estimated realizable value of assets and liabilities:
Decrease in estimated costs during the Dissolution period	210
Decrease in other liabilities	281
Increase in estimated realizable value for other assets	93

Net assets in liquidation as of July 31, 2015	$10,080

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

As a result of the completion of the Asset Sale and the Company’s previously announced halting of further development and marketing in connection with the IQstream Business, the Company no longer has any operating assets or revenue. Since the filing of the Certificate of Dissolution, the Company has been operating in accordance with the Plan of Dissolution, which contemplates an orderly wind-down of the Company’s business, including the sale or monetization of the Company’s remaining non-cash assets and the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims. As of July 31, 2016, the Company had one remaining employee. On October 12, 2016, the Board approved the termination of employment of the Company’s sole remaining employee, David Guerrera, as the Company’s President, General Counsel and Secretary, effective as of October 12, 2016. Pursuant to a Services Consulting Agreement between the Company and Mr. Guerrera dated as of October 12, 2016, Mr. Guerrera will provide certain consulting and other services to the Company relating to the completion of the Dissolution through the end of the Dissolution period, and he will continue to serve as the Company’s President, Secretary and Principal Executive Officer on a non-employee basis.

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

On April 29, 2016, the Company paid a liquidating cash distribution to stockholders of $0.29 per share of Common Stock, or $8.38 million in the aggregate. The Board declared this liquidating distribution after the Delaware Court of Chancery (the “Court of Chancery”), on February 25, 2016, entered an order extending Sycamore’s corporate existence for an additional period of up to two years, ending on March 7, 2018, or such shorter period as the Board deems necessary, to make a final determination with respect to the Company’s remaining non-cash assets. In accordance with that order, the Court of Chancery affirmed that approximately $3.54 million is sufficient to be retained for anticipated wind down costs and expenses, of which any portion that is not required to cover such wind down costs and expenses may be distributed from time to time to the Company’s stockholders in the discretion of the Board in accordance with its fiduciary duties.

On August 2, 2016, the Company completed the sale of all of its equity shares of Tejas Networks Limited, an Indian private company (“Tejas”), to Samena Spectrum Co, a company incorporated under the laws of Mauritius (“Samena”), pursuant to a Share Purchase Agreement dated as of August 2, 2016 (the “Share Purchase Agreement”) for an aggregate purchase price of $3.5 million. Sycamore received net proceeds of approximately $3.27 million after deduction of Indian withholding and stamp duty taxes in the transaction. The Share Purchase Agreement contains certain representations and warranties, covenants and agreements of each of Sycamore and Samena, including a covenant of Sycamore not to adopt a resolution authorizing the completion of the liquidation of Company’s assets and the making of a final liquidating distribution to the Company’s stockholders in accordance with the General Corporation Law of the State of Delaware (the “DGCL”) prior to the expiration of the 90th calendar day following August 2, 2016, the closing date under the Share Purchase Agreement.

Certain of the representations and warranties of each of Sycamore and Samena contained in the Share Purchase Agreement, including with respect to Sycamore’s authority to consummate the transactions contemplated by the Share Purchase Agreement, its title to the Tejas shares and its ability to execute, deliver and perform the Share Purchase Agreement consistent with the terms and conditions of the previously adopted Plan of Complete Liquidation and Dissolution, survive the closing through January 29, 2017. However, if the board of directors of Sycamore adopts a resolution on or after November 1, 2016 authorizing the completion of the liquidation of the Company’s assets and the making of a final liquidating distribution to the Company’s stockholders in accordance with the DGCL, Sycamore’s representations and warranties that survived the closing will expire on the date immediately preceding the date of such resolution and the Company will be free to complete its liquidation and dissolution at that time. All other representations and warranties contained in the Share Purchase Agreement expired at the closing. Each of Sycamore and Samena has agreed to indemnify and hold harmless the other party against any and all claims, losses and other expenses incurred as a result of any breach of such first party’s representations and warranties contained in the Share Purchase Agreement that survived the closing.

At this time, the Company expects to make a final liquidating distribution and conclude the Dissolution period as promptly as possible following the expiration of the survival period for Sycamore’s representations and warranties and related indemnification obligations under the Share Purchase Agreement, which may occur as early as November 1, 2016. However, the Dissolution process and the payment of any distribution to the Company’s stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the exact timing of the completion of the Dissolution, the exact timing of any further distributions to stockholders or the aggregate amount of any such distributions, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in Sycamore’s Statement of Net Assets included in this Annual Report.

Sycamore will continue to analyze its estimates of liquidation expenses on an ongoing basis and determine whether further distributions of assets to its stockholders are appropriate at such times. In addition, Samena may assert a claim for indemnification or commence litigation proceedings in connection with the Share Purchase Agreement. No assurance can be given that Samena or another third party will not seek indemnification under the Share Purchase Agreement or otherwise commence litigation in connection with the sale of the Tejas shares prior to the conclusion of the Dissolution period, which may delay the conclusion of the Dissolution period or decrease the amount available for distribution to the Company’s stockholders.

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

Cash Distributions

The Company paid $8.38 million in a cash distribution to stockholders in fiscal year 2016.

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

The measurement of assets and liabilities represent estimates, based on present facts and circumstances, of the realizable value of the assets and the costs associated with carrying out the Plan of Dissolution. The actual values and costs associated with carrying out the Plan of Dissolution may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. In particular, the estimates of costs will vary with the length of time necessary to complete the Dissolution process and to resolve any claims. At this time, the Company expects to make a final liquidating distribution and conclude the Dissolution period as promptly as possible following the expiration of the survival period for Sycamore’s representations and warranties and related indemnification obligations under the Share Purchase Agreement, which may occur as early as November 1, 2016. However, the Dissolution process and the payment of any distribution to the Company’s stockholders involve substantial risks and uncertainties. Accordingly, it is not possible to predict the exact timing of the completion of the Dissolution, the exact timing of any further distributions to stockholders or the aggregate amount of any such distributions, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the accompanying Statement of Net Assets.

Cash Equivalents and Investments

Cash equivalents are short-term, highly liquid investments with original or remaining maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair market value. As of July 31, 2016 and 2015, aggregate cash and cash equivalents consisted of (in thousands):

July 31, 2016:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$3,841	$—	$—	$3,841

Total	$3,841	$—	$—	$3,841

July 31, 2015:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$10,943	$—	$—	$10,943

Total	$10,943	$—	$—	$10,943

3. Liquidation Basis of Accounting

Fiscal Year 2016

Net assets in liquidation were $6.53 million and $10.08 million as of July 31, 2016 and July 31, 2015, respectively.

As of July 31, 2016, assets consisted of cash and cash equivalents of $3.84 million, the Tejas investment valued at $3.27 million and other assets of $0.06 million. Based on our current best estimate of the realizable value of the Company’s remaining assets relating to the IQstream Business, we have assigned a value of $0 to these assets for purposes of the Statement of Net Assets.

As of July 31, 2016, liabilities consisted of accounts payable of $0.04 million and our reserve for estimated costs during the Dissolution period of $0.60 million.

The Company accrued estimated costs expected to be incurred in carrying out the Plan of Dissolution. Under Delaware law, the Dissolution period was to last a minimum of three years from the filing of the Certificate of Dissolution (or March 7, 2016). On February 25, 2016, the Court of Chancery entered an order extending Sycamore’s corporate existence for an additional period of up to two years, ending on March 7, 2018, or such shorter period as the Board deems necessary, to make a final determination with respect to the Company’s remaining non-cash assets. At this time, the Company expects to make a final liquidating distribution and conclude the Dissolution period as promptly as possible following the expiration of the survival period for Sycamore’s representations and warranties and related indemnification obligations under the Share Purchase Agreement, which may occur as early as November 1, 2016. The Company was required to make certain estimates and exercise judgment in determining the accrued costs of liquidation as of July 31, 2016 and July 31, 2015.

The table below summarizes the reserve for estimated costs during the Dissolution period as of July 31, 2016 and July 31, 2015 (in thousands). The estimated costs as of July 31, 2016 assumes that the Dissolution period ends on November 30, 2016. The estimated costs as of July 31, 2015 had assumed the Dissolution period was to end on March 7, 2016:

	July 31, 2016	July 31, 2015
Compensation	$297	$376
Professional fees	171	568
Other expenses associated with wind-down activities	108	646
Insurance	20	186

	$596	$1,776

During the year ended July 31, 2016, the Company adjusted its estimate of the realizable value of assets and its estimated settlement amounts of liabilities, resulting in a net increase to net assets of $4.83 million. The realizable value of assets increased by $3.28 million as a result of an increase in the estimated value of our Tejas investment. The Company increased its reserve for estimated costs during the Dissolution period by $0.15 million primarily due to the decision to extend the Dissolution period. The Company also decreased other liabilities by $1.70 million primarily related to taxes in certain state and foreign jurisdictions.

Fiscal Year 2015

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

None.

5. Commitments

Operating Leases

The Company leases office space from Regis Management Group LLC in Andover, Massachusetts. The term of the Regis lease is not greater than twelve months.

6. Income Taxes

The components of the Company’s net deferred tax assets at July 31, 2016 and 2015 are as follows (in thousands):

	July 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$297,870	$298,924
Credit carryforwards	20,969	21,301
Restructuring and related accruals	—	3,502
Capital loss carryforwards	—	672
Depreciation	—	971
Other, net	—	695

Total net deferred tax assets	318,839	326,065
Valuation allowance	(318,839)	(326,065)

Net deferred tax assets	$—	$—

The Company is currently open to audit under statutes of limitation by the Internal Revenue Service, various foreign jurisdictions, and state jurisdictions for the fiscal years ended July 31, 2009 through July 31, 2016. However, limited adjustments can be made to federal and state tax returns in earlier years in order to reduce net operating loss carryforwards.

As of July 31, 2016, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $846.3 million and $33.47 million, respectively. The federal and state net operating loss carryforwards will expire at various dates through 2034. The Company also has federal and state research and development credit carryforwards of approximately $14.48 million and $9.98 million, respectively, which begin to expire at various dates through 2020.

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

The Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets and has established a valuation allowance of $318.84 million and $326.06 million as of July 31, 2016 and July 31, 2015, respectively, for such assets, which are comprised principally of net operating loss carryforwards and research and development credits.

Included in the net operating loss carryforwards are stock option deductions of approximately $125.0 million. The benefits of these stock option deductions approximate $47.8 million. As of July 31, 2016 and 2015, the Company had net operating loss carryforwards of approximately $7.1 million related to the exercise of stock options subsequent to the adoption of fair value accounting. This amount represents the excess benefit and has not been included in the gross deferred tax asset reflected for net operating losses.

As of July 31, 2016, the total amount of unrecognized tax benefit is $0 million.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2016	2015
Beginning balance .	$1,587	$1,786
Increase for current year .	70	82
Reductions related to expiration of statute of limitations .	(1,657)	(281)

Ending balance	$—	$1,587

As of July 31, 2016 and July 31, 2015, the total amount of accrued interest and penalties related to uncertain tax positions is $0 and $0.6 million. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, international and state income taxes. During the year ended July 31, 2016 the liability was adjusted to $0. This liability is subject to change, perhaps materially.

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

8. Fair Value Measurements

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of the Company measured at fair value on a recurring basis as of July 31, 2016, are summarized as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	July 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and Cash Equivalents	$3,841	$3,841	$—	$—

Total assets	$3,841	$3,841	$—	$—

Cash and Cash Equivalents

Cash and cash equivalents of $3.84 million consisting of money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Tyngsborough Land Litigation

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

Delaware Court of Chancery

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

Guarantees

The Company’s guarantees requiring disclosure consist of its indemnification obligations as set forth in the Share Purchase Agreement, indemnification for other claims and indemnification for officers and directors.

Prior to the Asset Sale and the Dissolution, in the normal course of business, the Company agreed to indemnify other parties, including customers, lessors and parties to other transactions with the Company with respect to certain matters. Historically, payments made by the Company under these agreements had not had a material impact on the Company’s operating results or financial position. Furthermore, most of these obligations were assumed by Buyer in connection with the Asset Sale. Accordingly, the Company has not recorded a liability for these agreements as of July 31, 2016 or July 31, 2015, as the Company believes the exposure for any related payments is not material.

We entered into our standard form of indemnification agreement with each of our current and former directors and executive officers, which is in addition to the indemnification provided for in our amended and restated certificate of incorporation, as amended. The Plan of Dissolution also provides that we continue to indemnify such directors and executive officers in accordance with such agreements and our amended and restated certificate of incorporation, as amended. The indemnification agreements, among other things, provide for indemnification of such directors and executive officers for a number of expenses, including attorneys’ fees and other related expenses, as well as certain judgments, fines, penalties and settlement amounts incurred by any such person in any action, suit or proceeding, including any action by or in the right of the Company, arising out of such person’s service as a director or executive officer of the Company or any other company or enterprise to which the person provided services at our request. The Company did not incur any expense under these arrangements during fiscal year 2016 or fiscal year 2015. Due to the Company’s inability to estimate liabilities in connection with these agreements, if and when they might be incurred, the Company has not recorded any liability for these agreements as of July 31, 2016 or July 31, 2015. During the Dissolution period, we intend to continue to indemnify each of our current and former directors and executive officers to the extent permitted under Delaware law, our amended and restated certificate of incorporation, as amended, and the indemnification agreements. The Company has also continued to maintain directors’ and officers’ insurance coverage since the filing of the Certificate of Dissolution, and intends to maintain such coverage through the end of the Dissolution period.

In connection with the closing of the sale of the Tejas shares, the Company agreed to indemnify Samena for any damages arising out of a breach of certain representations or warranties as set forth in the Share Purchase Agreement, including with respect to the Company’s authority to consummate the transactions contemplated by the Share Purchase Agreement, its title to the Tejas shares and its ability to execute, deliver and perform the Share Purchase Agreement consistent with the terms and conditions of the previously adopted Plan of Complete Liquidation and Dissolution. The Company’s aggregate indemnification liability for breaches of representations or warranties is limited to $3.5 million. All of the Company’s indemnification obligations for breaches of representations or warranties under the Share Purchase Agreement are set to expire no later than January 29, 2017. However, if the board of directors of the Company adopts a resolution on or after November 1, 2016 authorizing the completion of the liquidation of the Company’s assets and the making of a final liquidating distribution to the Company’s stockholders in accordance with the DGCL, the Company’s representations and warranties that survived the closing will expire on the date immediately preceding the date of such resolution and the Company will be free to complete its liquidation and dissolution at that time. The Company has not received any claims for indemnification under the Share Purchase Agreement and therefore has not recorded, nor does it expect to record, any liability in connection with its indemnification obligations under the Share Purchase Agreement.

Other Matters

Prior to April 7, 2016, the Company’s 401(k) was the subject of a scheduled investigation by the U.S. Department of Labor (the “DOL”). On April 7, 2016, the DOL informed the Company that its investigation had concluded and that no further action by the DOL was then contemplated.

10. Subsequent Events

On August 2, 2016, the Company completed the sale of all of its equity shares of Tejas, to Samena pursuant to the Share Purchase Agreement for an aggregate purchase price of $3.5 million. Sycamore received net proceeds of approximately $3.27 million after deduction of Indian withholding and stamp duty taxes in the transaction. The Share Purchase Agreement contains certain representations and warranties, covenants and agreements of each of Sycamore and Samena, including a covenant of Sycamore not to adopt a resolution authorizing the completion of the liquidation of Company’s assets and the making of a final liquidating distribution to the Company’s stockholders in accordance with the DGCL prior to the expiration of the 90th calendar day following August 2, 2016, the closing date under the Share Purchase Agreement, or October 31, 2016.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Limitations on Effectiveness of Controls. Our management has concluded that our disclosure controls and procedures and internal controls provide reasonable assurance that the objectives of our control system are met. However, our management (including our Principal Executive Officer and Principal Financial Officer) does not expect that the disclosure controls and procedures or internal controls will prevent all error and/or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within the company have been or will be detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurances that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s Principal Executive Officer and Principal Financial Officer and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on our assessment, management concluded that, as of July 31, 2016, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning our current directors and executive officers and their ages as of July 31, 2016.

Name	Age	Position
David Guerrera	48	President, General Counsel, Secretary and Director
Anthony J. Petrillo	47	Principal Financial Officer and Treasurer
Daniel E. Smith	66	Director
Alan R. Cormier	65	Director

Mr. Guerrera began serving as the Company’s Principal Executive Officer, President and Secretary on a non-employee basis in October 2016, and began serving as a director of the Company in October 2014. From December 2013 to October 2016, Mr. Guerrera served as the Company’s President, General Counsel and Secretary. Prior to that, Mr. Guerrera had served as an attorney in Sycamore’s legal department since August 2006 and, in February 2013, he was appointed Associate Counsel of Sycamore. Individual Qualifications: We believe that Mr. Guerrera’s legal background and his extensive knowledge of the Company acquired during his many years of service with the Company make him uniquely qualified to serve on the Board to assist in the Dissolution of the Company.

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

Mr. Cormier was appointed to serve as a member of our Board of Directors effective April 8, 2013. Since September 2016, Mr. Cormier has served as General Counsel of C&K Components, a provider of electronic switch and interface technology. From July 2016 to August 2016, Mr. Cormier served as a consultant for C&K Components. From December 2013 to June 2016, Mr. Cormier served as Senior Vice President and General Counsel of ModusLink Global Solutions, Inc., a provider of supply chain management services to technology and software companies. From April 8, 2013 to December 20, 2013, Mr. Cormier served as Sycamore’s President, Chief Executive Officer and Secretary. Prior to that, Mr. Cormier served as the Company’s General Counsel from December 2004 through April 2013. He also served as the Company’s Assistant Secretary from December 2004 through October 2006 and as Secretary from November 2006 to April 2013. From July 2000 through March 2004, he was Vice President, General Counsel and Secretary of Manufacturers’ Services Limited, a contract manufacturing company. Mr. Cormier served, from January 2000 through July 2000, as Vice President, General Counsel and Clerk of Dynamics Research Corporation, a provider of information technology, engineering, logistics and other consulting services to federal and state agencies. Prior to that, he spent several years in senior positions in the legal department of Wang Global Corporation (formerly Wang Laboratories, Inc.). Individual Qualifications: We believe that Mr. Cormier’s broad experience in the legal field and his understanding of the Company, which he acquired during his 8 years of service as General Counsel of the Company, make him an invaluable member of the Board to assist in the Dissolution of the Company.

The Company expects that the current officers and directors will continue to serve in their current capacities until the completion of the Dissolution.

Business Code of Ethics and Corporate Governance

We have adopted a business code of ethics and corporate governance that applies to all executive officers, directors and employees of Sycamore, which is available on our website at www.scmrinc.com . Copies are also available in print to stockholders upon request to Sycamore Networks, Inc., Attn: Secretary, 300 Brickstone Square, Suite 201, Andover, Massachusetts 01810. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the business code of ethics and corporate governance by posting such information on our website at the address specified above.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our outstanding shares of common stock (collectively, “Reporting Persons”) to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by regulations of the Commission to furnish us with copies of all such filings. Based on a review of the copies of such filings received by us with respect to the fiscal year ended July 31, 2016, we believe that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended July 31, 2016.

ITEM 11.	EXECUTIVE COMPENSATION

The table below sets forth, for the fiscal year ended July 31, 2016, the compensation earned by our current Principal Executive Officer, General Counsel and Secretary and our Principal Financial Officer and Treasurer. Mr. Guerrera and Mr. Petrillo are our only executive officers. We refer to these executive officers as our “named executive officers”.

Summary Compensation Table

Summary Compensation Table for Fiscal Year 2016

Name and Principal Position	Year	Salary ($)		Bonus ($)		All Other Compensation ($)		Total ($)
David Guerrera(1)
Principal Executive Officer,	2016	129,113	(2)	30,000	(3)	—		159,113
President, Secretary and General Counsel	2015	109,991	(2)	30,000		4,368		144,359
Anthony J. Petrillo(4)
Principal Financial Officer and	2016	—		—		30,000	(5)	30,000
Treasurer	2015	72,873		26,000		274,526		373,399

(1)	Mr. Guerrera departed as Sycamore’s President, General Counsel and Secretary on October 12, 2016. Pursuant to a Services Consulting Agreement, Mr. Guerrera will provide certain consulting and other services to the Company relating to the completion of the Dissolution through the end of the Dissolution period, and he will continue to serve as the Company’s President, Secretary and Principal Executive Officer on a non-employee basis.
(2)	Represents $60,000 of base salary paid to Mr. Guerrera in fiscal year 2016, plus $69,113 in additional compensation pursuant to an arrangement that paid Mr. Guerrera at a rate of $67 per hour for services in excess of 17 hours per week.
(3)	Represents the third of three retention bonuses paid to Mr. Guerrera pursuant to his Retention Bonus Agreement (the “Bonus Agreement”) with the Company.
(4)	Mr. Petrillo departed as Sycamore’s Chief Financial Officer on December 5, 2014, but has continued to serve as the Company’s Principal Financial Officer and Treasurer on a non-employee basis since December 5, 2014.
(5)	Represents $30,000 paid in fiscal year 2016 in accordance with the terms of his Service Consulting Agreement.

Outstanding Equity Awards at Fiscal Year-End

All outstanding and unexercised options and other equity awards were terminated on March 7, 2013 upon the effectiveness of the Dissolution. Accordingly, none of our named executive officers had any outstanding equity awards as of July 31, 2016. No new equity awards are expected to be issued.

Severance and Employment Agreements

Severance Agreement and Discretionary Bonus. In connection with the termination of his employment with the Company on October 12, 2016, Mr. Guerrera became entitled to receive certain payments and benefits pursuant to a Severance Pay Agreement, including (a) an amount equal to 12 months’ worth of his base salary (which was $60,000 as of the date of termination) and (b) outplacement services at the Company’s expense for a period of 26 weeks. Also in connection with the termination of his employment with the Company, the Board of Directors approved the payment of a discretionary cash bonus to Mr. Guerrera in the amount of $100,000.

Consulting Agreements. In connection with the termination of Mr. Guerrera’s employment with the Company, the Company entered into a Services Consulting Agreement with Mr. Guerrera on October 12, 2016, pursuant to which Mr. Guerrera, following the termination of his employment with the Company, has continued to provide certain consulting and other services to the Company relating to the completion of the Dissolution. Under the terms of the Consulting Agreement, Mr. Guerrera is compensated at a rate of $5,000 per month for his services, and he continues to serve as the Company’s President, Secretary and Principal Executive Officer on a non-employee basis.

In connection with the termination of Mr. Petrillo’s employment with the Company, the Company entered into a Services Consulting Agreement with Mr. Petrillo on December 4, 2014, pursuant to which Mr. Petrillo, following the termination of his employment with the Company, has provided certain financial consulting and other services to the Company relating to the completion of the Dissolution. Under the terms of the Consulting Agreement, Mr. Petrillo is compensated at a rate of $2,500 per month, and he continues to serve as the Company’s Principal Financial Officer and Treasurer on a non-employee basis.

Director Compensation

The following table shows the fiscal year 2016 compensation information for our directors who served during such period.

Director Compensation for Fiscal Year 2016

Name	Fees Earned or Paid in Cash(1) ($)		Total ($)
Daniel E. Smith	36,000	(2)	36,000
Alan R. Cormier	36,000	(3)	36,000
David Guerrera(4)	—		—

(1)	Reflects amounts earned by our directors for their fiscal year 2016 service on the Board, regardless of when the amounts were paid. Commencing on April 1, 2013, each non-employee director of the Company receives an annual retainer of $36,000, paid on a quarterly basis, for the director’s service on the Board.
(2)	Represents fees paid to Mr. Smith for his service as a non-employee director in fiscal year 2016.
(3)	Represents fees paid to Mr. Cormier for his service as a non-employee director in fiscal year 2016.
(4)	Mr. Guerrera did not receive any compensation for his service as a director of the Company in fiscal year 2016 because he also served as an employee of the Company. Following his termination as an employee of the Company in October 2016, Mr. Guerrera waived his right to any compensation that he might be entitled to as result of his continuing service as a nonemployee director of the Company through the end of the Dissolution period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of October 3, 2016, with respect to beneficial ownership of our common stock by: (i) each person who, to our knowledge, beneficially owned more than 5% of the shares of our common stock outstanding as of such date, (ii) each of our current directors, (iii) our named executive officers identified in the Summary Compensation Table set forth above and (iv) all directors and executive officers as a group.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise noted in the footnotes below, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of its common stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of shares of Common Stock outstanding is based on 28,882,093 shares of Common Stock outstanding as of October 3, 2016.

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
(5)

Based solely on a Schedule 13G filed on February 12, 2016. Includes 638,519 shares of our Common Stock held by Farallon Capital Partners, L.P. (“FCP”), 711,300 shares of Common Stock held by Farallon Capital Institutional Partners, L.P. (“FCIP”), 56,700 shares of Common Stock held by Farallon Capital Institutional Partners II, L.P. (“FCIP II”), 76,700 shares of Common Stock held by Farallon Capital Institutional Partners III, L.P. (“FCIP III”), 1,025,700 shares of Common Stock held by Farallon Capital Offshore Investors II, L.P. (“FCOI II”), 40,900 shares of Common Stock held by Farallon Capital (AM) Investors, L.P. (“FCAMI”), 134,881 shares of Common Stock held by Farallon Capital AA Investors, L.P. (“FCAAI,” and together with FCP, FCIP, FCIP II, FCIP III, FCOI II and FCAMI, the “Farallon Funds”), and 60,300 shares of our Common

Stock held by one or more accounts (the “Managed Accounts”), each as managed by Farallon Capital Management, L.L.C. (the “Management Company”). The Management Company, as investment adviser to the Managed Accounts, may be deemed to be a beneficial owner of all such shares owned by the Managed Accounts. Farallon Partners, L.L.C. (the “Farallon General Partner”), as general partner of each of FCP, FCIP, FCIP II, FCIP III, FCOI II and FCAMI and the sole member of Farallon AA GP, L.L.C (the “FCAAI General Partner”), may be deemed to be a beneficial owner of all such shares owned by the Farallon Funds. The FCAAI General Partner, as general partner of FCAAI, may be deemed to be a beneficial owner of all such shares owned by FCAAI. Michael B. Fisch, Richard B. Fried, Daniel J. Hirsch, David T. Kim, Monica R. Landry, Michael G. Linn, Rajiv A. Patel, Thomas G. Roberts, Jr., Andrew J.M. Spokes, John R. Warren and Mark C. Wehrly (collectively, the “Farallon Individual Reporting Persons”), as managing members of both the Farallon General Partner and the Management Company, and managers of the FCAAI General Partner, with the power to exercise investment discretion, may each be deemed to be a beneficial owner of all such shares owned by the Farallon Funds and the Managed Accounts. Each of the Management Company, the Farallon General Partner, the FCAAI General Partner and the Farallon Individual Reporting Persons disclaims any beneficial ownership of any such shares. The address for the reporting persons is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 2100, San Francisco, CA 94111.
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

Certain Relationships and Related Transactions

In July 2000, we made an investment of $2.2 million in Tejas and, as of August 1, 2016, we owned approximately 5% of the outstanding equity interests in Tejas. Our former Chairman of the Board, Mr. Gururaj Deshpande, also serves as the chairman of the board of directors of Tejas and owns approximately 30% of the equity interests in Tejas. Following the filing of the Certificate of Dissolution, Mr. Deshpande resigned from the Board, effective April 1, 2013, but continues to beneficially own approximately 16% of the shares of the Common Stock. Following review and approval by the Board, on August 2, 2016, we completed the sale of all of our equity shares of Tejas to Samena pursuant to the Share Purchase Agreement for an aggregate purchase price of $3.5 million. For additional information concerning this matter, see “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary.”

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

Director Independence

As of July 31, 2016, the Board consisted of Alan R. Cormier, Daniel E. Smith and David Guerrera. The Board has determined that none of Messrs. Smith, Cormier or Guerrera is an independent director under the listing standards of NASDAQ and applicable laws and regulations.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company dismissed PricewaterhouseCoopers LLP as the Company’s independent registered accounting firm effective April 1, 2016. On April 1, 2016 the Company appointed Moody, Famiglietti & Andronico, LLP as the Company’s independent registered public accounting firm commencing for its quarter ended April 30, 2016 and its fiscal year ended July 31, 2016. The following is a summary of the fees billed to us by Moody, Famiglietti & Andronico, LLP and PricewaterhouseCoopers LLP for professional services rendered for the fiscal year ended July 31, 2016 and by PricewaterhouseCoopers LLP for professional services rendered for the fiscal year ended July 31, 2015:

Fee Category	Fiscal Year	Fiscal Year
	2016 Fees	2015 Fees
Audit Fees	$129,120	$203,300
Audit-Related Fees	$8,000	—
Tax Fees	$15,000	$16,500
All Other Fees	—	—

Total Fees	$152,120	$219,800

Audit Fees. Consists of the aggregate fees billed for professional services rendered for the audit of our financial statements for the fiscal years ended July 31, 2016 and July 31, 2015, and for reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q. Audit fees totaling $129,120 for the fiscal year ended July 31, 2016 are comprised of $64,120 for services rendered by PricewaterhouseCoopers LLP and $65,000 for services rendered by Moody, Famiglietti & Andronico, LLP.

Audit-Related Fees. Consists of the aggregate fees billed for professional services rendered for audit-related services including consultations on other financial accounting and reporting related matters for the fiscal year ended July 31, 2016. Audit-related fees totaling $8,000 for the fiscal year ended July 31, 2016 are for services rendered by PricewaterhouseCoopers LLP.

Tax Fees. Consists of the aggregate fees billed for professional services relating to tax compliance and other tax services including tax planning and advisory services for the fiscal years ended July 31, 2016 and July 31, 2015. Tax fees totaling $15,000 for the fiscal year ended July 31, 2016 are for services rendered by PricewaterhouseCoopers LLP.

All Other Fees. Consists of aggregate fees billed for all other products and services provided for the fiscal years ended July 31, 2016 and July 31, 2015, for which there were none.

Pre-Approval Policy

The Board’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. All of the estimates for audit, audit-related fees and tax fees for fiscal years 2016 and 2015 were pre-approved by the Board.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The financial statements listed in the accompanying Index to Financial Statements on page 20 are filed as part of this report.

2.	Financial Statement Schedules

None

3.	Exhibits

Number	Exhibit Description

2.1	Asset Purchase and Sale Agreement, dated October 23, 2012, by and between Sycamore Networks, Inc. and Sunrise Acquisition Corp (9)

2.2	Plan of Complete Liquidation and Dissolution adopted by the Board of Directors of Sycamore Networks, Inc. on October 22, 2012 (10)

2.3	Non-Competition and Non-Solicitation Agreement, dated January 31, 2013, by and between Sycamore Networks, Inc. and Sycamore Networks Solutions, Inc. (f/k/a Sunrise Acquisition Corp.) (11)

2.4	Patent Sale Agreement by and between Dragon Intellectual Property, LLC and Sycamore Networks, Inc. dated January 31, 2014 (14)

2.5	Patent Sale Agreement by and between Citrix Systems, Inc. and Sycamore Networks, Inc. dated May 21, 2014 (15)

2.6	Share Purchase Agreement between Samena Spectrum Co and Sycamore Networks, Inc., dated as of August 2, 2016 (24)

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (7)

3.5	Amended and Restated By-Laws of the Company (5)

4.1	Specimen Common Stock Certificate (8)

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Company (2)(3)(7)

4.3	Certificate of Dissolution, as filed by Sycamore Networks, Inc. with the Secretary of State of the State of Delaware on March 7, 2013 (12)

*10.1

Form of Indemnification Agreement between Sycamore, the Directors of Sycamore Networks, Inc.

and Executive Officers of Sycamore Networks, Inc., dated as of November 17, 1999, October 15, 2002, October 5, 2004, January 11, 2005, September 6, 2007, August 1, 2007, November 13, 2007 or December 11, 2007 (1)

*10.2	Form of Amended Change of Control Agreement between Sycamore Networks, Inc. and Executive Officers of Sycamore Networks, Inc. dated as of December 18, 2008 (6)

*10.3	Letter Agreement between Sycamore Networks, Inc. and Alan Cormier (4)

10.4	Services Consulting Agreement by and between Sycamore Networks, Inc. and Paul F. Brauneis dated March 29, 2013 (13)

10.5	Services Consulting Agreement by and between Sycamore Networks, Inc. and Kevin J. Oye dated March 29, 2013 (13)

10.6	Retention Bonus Agreement by and between Sycamore Networks, Inc. and Alan R. Cormier dated March 29, 2013 (13)

*10.7	Retention Bonus Agreement by and between Sycamore Networks, Inc. and Anthony Petrillo dated March 29, 2013 (13)

*10.8	Severance Pay Agreement by and between Sycamore Networks, Inc. and Anthony Petrillo dated March 29, 2013 (13)

*10.9	Services Consulting Agreement by and between Sycamore Networks, Inc. and Alan R. Cormier dated December 20, 2013 (16)

*10.10	Retention Bonus Agreement by and between Sycamore Networks, Inc. and David Guerrera dated April 15, 2013 (16)

*10.11	Severance Pay Agreement by and between Sycamore Networks, Inc. and David Guerrera dated April 15, 2013 (16)

10.12	Purchase and Sale Agreement by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC dated October 10, 2014 (17)

10.13	First Amendment to Purchase and Sale Agreement by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC dated February 24, 2015 (18)

10.14	Second Amendment to Purchase and Sale Agreement by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC dated March 27, 2015 (19)

10.15	Third Amendment to Purchase and Sale Agreement by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC dated March 30, 2015 (19)

10.16	Fourth Amendment to Purchase and Sale Agreement by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC dated July 30, 2015 (20)

10.17	Fifth Amendment to Purchase and Sale Agreement by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC dated September 15, 2015 (21)

10.18	Sixth Amendment to Purchase and Sale Agreement by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC dated September 30, 2015 (22)

10.19	Seventh Amendment to Purchase and Sale Agreement by and between Sycamore Networks, Inc. and Princeton Tyngsborough Commons LLC dated October 9, 2015 (23)

10.20	Settlement Agreement by and between Franklin Equities, LLC, FE Potash 100, LLC, Sycamore Networks, Inc., Princeton Tyngsborough Commons LLC, and with respect to Sections 2-4 and 7-15 and beneficially as to Section 5 only, Potash Properties, LLC dated October 5, 2015 (23)

*10.21	Services Consulting Agreement by and between Sycamore Networks, Inc. and David Guerrera dated October 12, 2016 (25)

21.1	List of Subsidiaries

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase

100.DEF	XBRL Taxonomy Extension Definition Linkbase

100.LAB	XBRL Taxonomy Extension Label Linkbase

100.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 1999 filed with the Commission on December 13, 1999.

(2)	Incorporated by reference to Sycamore Networks, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-30630) filed with the Commission on February 17, 2000, as amended.

(3)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2001 filed with the Commission on March 13, 2001.

(4)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 29, 2005 filed with the Commission on February 25, 2005.

(5)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2007 filed with the Commission on November 28, 2007.

(6)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Commission on December 23, 2008.

(7)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Commission on December 21, 2009.

(8)	Incorporated by reference to Sycamore Networks, Inc.’s Annual Report on Form 10-K for the annual period ended July 31, 2010 filed with the Commission on September 24, 2010.

(9)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.

(10)	Incorporated by reference to Sycamore Networks, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 29, 2012.

(11)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2013.

(12)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2013.

(13)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.

(14)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2014.

(15)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2014.

(16)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2013.

(17)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2014.

(18)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2015.

(19)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2015.

(20)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2015.

(21)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2015.

(22)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015.

(23)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2015.

(24)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2016.

(25)	Incorporated by reference to Sycamore Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2016.

*	Denotes a management contract or compensatory plan or arrangement.

(b)	Exhibits

The Company hereby files as part of this Form 10-K the exhibits listed in the Exhibit Index beginning on page 43.

(c)	Financial Statement Schedules:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Andover, Commonwealth of Massachusetts, on this 28th day of October 2016.

SYCAMORE NETWORKS, INC.

By:	/s/ David Guerrera
David Guerrera
Principal Executive Officer, President and Secretary

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

Signature	Title	Date

/s/ DAVID GUERRERA David Guerrera	Principal Executive Officer, President, Secretary and Director	October 28, 2016

/s/ ANTHONY J. PETRILLO Anthony J. Petrillo	Principal Financial Officer and Treasurer (Principal Financial and Accounting Officer)	October 28, 2016

/s/ ALAN R. CORMIER Alan R. Cormier	Director	October 28, 2016

/s/ DANIEL E. SMITH Daniel E. Smith	Director	October 28, 2016